Form 10-Q
period 1997-06-30
CARRIZO OIL & GAS INC
filed 1997-09-19
CIK 1040593

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended JUNE 30, 1997


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________


                       Commission File Number 000-22915.


                            CARRIZO OIL & GAS, INC.
             (Exact name of registrant as specified in its charter)

               TEXAS                                       76-0415919
               -----                                       ----------
  (State or other jurisdiction of              (IRS Employer Identification No.)
   incorporation or organization)



14811 ST. MARY'S LANE, SUITE 148, HOUSTON, TEXAS             77079
------------------------------------------------             -----
   (Address of principal executive offices)                (Zip Code)


                                 (281) 496-1352
                        (Registrant's telephone number)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   .    No X*.
                                               --        --

* The registrant became subject to the reporting requirements of Section 13 of the Securities Act of 1933 on August 5, 1997.

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of September 18, 1997, the latest practicable date, was 10,375,000.

                            CARRIZO OIL & GAS, INC.
                                   FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997
                                     INDEX



PART I.  FINANCIAL INFORMATION                                                                   PAGE
     Item 1.       Condensed Combined Balance Sheets
                   - As of June 30, 1997 and December 31, 1996                                     2

                   Condensed Combined Statements of Operations
                   - For the three-month and six-month periods ended June 30, 1997 and 1996        3

                   Condensed Combined Statements of Cash Flows
                   - For the six-month periods ended June 30, 1997 and 1996                        4

                   Notes to Condensed Combined Financial Statements                                5

     Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                   Operations                                                                      7


PART II.  OTHER INFORMATION

     Items 1-6.                                                                                   14

SIGNATURES                                                                                        18

                CARRIZO OIL & GAS, INC., AND AFFILIATED ENTITIES

                      CONDENSED COMBINED BALANCE SHEETS

                                                                                     December 31,       June 30,
                                                                                        1996             1997
                                                                                   ----------------  --------------
                                                                                                      (Unaudited)
                                      ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                         $   1,492,603    $  2,142,808
  Accounts receivable                                                                   1,815,906       6,125,147
  Other current assets                                                                     15,472       1,756,945
                                                                                    -------------    ------------

                             Total current assets                                       3,323,981      10,024,900

PROPERTY AND EQUIPMENT, net (full-cost method of accounting for oil and
  gas properties)                                                                      15,205,587      26,355,469

OTHER ASSETS                                                                              339,789         226,464
                                                                                    -------------    ------------

                                                                                    $  18,869,357    $ 36,606,833
                                                                                    =============    ============

                              LIABILITIES AND EQUITY

CURRENT LIABILITIES:
  Accounts payable, trade                                                           $   4,326,299    $ 11,207,321
  Other current liabilities                                                                22,976          74,598
                                                                                    -------------    ------------

                             Total current liabilities                                  4,349,275      11,281,919

NOTES PAYABLE TO RELATED PARTIES                                                        2,773,935       2,904,480

LONG-TERM DEBT                                                                          6,910,000      16,144,454

DEFERRED INCOME TAXES                                                                      -            1,934,572

OTHER LONG-TERM LIABILITIES                                                               240,197         343,931

EQUITY:
  Capital                                                                               4,261,000       4,870,678
  Retained earnings (deficit)                                                             334,950        (313,459)
  Deferred compensation                                                                    -             (559,742)
                                                                                    -------------    ------------
                                                                                        4,595,950       3,997,477
                                                                                    -------------    ------------

                                                                                    $  18,869,357    $ 36,606,833
                                                                                    =============    ============



   The accompanying notes are an integral part of these financial statements.

                CARRIZO OIL & GAS, INC., AND AFFILIATED ENTITIES

             UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS



                                                                For the Three                   For the Six
                                                                 Months Ended                  Months Ended
                                                                   June 30                        June 30
                                                         --------------------------    --------------------------
                                                            1996           1997            1996           1997
                                                         -----------    -----------    -----------    -----------
OIL AND NATURAL GAS REVENUES                             $ 1,428,139    $ 2,311,854    $ 2,218,646    $ 4,165,024

COSTS AND EXPENSES:
  Oil and natural gas operating expenses                     646,105        638,329      1,063,832      1,195,793
  Depreciation, depletion and amortization                   294,651        605,549        436,325        988,024
  General and administrative                                 116,040        407,146        160,233        604,761
                                                         -----------    -----------    -----------    -----------

               Total costs and expenses                    1,056,796      1,651,024      1,660,390      2,788,578
                                                         -----------    -----------    -----------    -----------

OPERATING INCOME                                             371,343        660,830        558,256      1,376,446

OTHER INCOME AND EXPENSES:
  Interest expense                                           (58,273)      (323,213)      (134,753)      (469,660)
  Interest expense, related parties                          (35,221)       (43,352)       (65,527)       (85,403)
  Capitalized interest                                        64,390        276,282        129,071        464,780
                                                         -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                                   342,239        570,547        487,047      1,286,163

INCOME TAXES (Note 3)                                         -           1,934,572         -           1,934,572
                                                         -----------    -----------    -----------    -----------

NET INCOME (LOSS)                                        $   342,239    $(1,364,025)   $   487,047    $  (648,409)
                                                         ===========    ===========    ===========    ===========

PRO FORMA PRIMARY AND FULLY DILUTED EARNINGS PER
  SHARE (Note 2)                                                           $(.18)                        $(.08)
                                                                           =====                         =====

PRO FORMA WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING (Note 2)
                                                                          7,722,120                     7,722,120
                                                                          =========                     =========



   The accompanying notes are an integral part of these financial statements.

                CARRIZO OIL & GAS, INC., AND AFFILIATED ENTITIES

             UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS



                                                                                              For the Six
                                                                                              Months Ended
                                                                                                June 30
                                                                                     ----------------------------
                                                                                        1996             1997
                                                                                     -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                               $   487,047     $  (648,409)
     Adjustment to reconcile net income (loss) to
       net cash provided by operating activities-
         Depreciation, depletion and
           amortization                                                                  436,325         988,024
         Deferred income taxes                                                            -            1,934,572
     Changes in assets and liabilities-
       Accounts receivable                                                            (1,014,586)     (4,309,241)
       Other current assets                                                                 (257)     (1,741,473)
       Accounts payable, trade                                                           865,196         169,502
       Interest payable to related parties                                                45,216         103,734
       Other current liabilities                                                          -               51,622
                                                                                     -----------     -----------

              Net cash provided by
                 operating activities                                                    818,941      (3,451,669)
                                                                                     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, accrual basis                                              (2,878,720)    (11,884,645)
      Adjustment to cash basis                                                                 -       6,711,520
                                                                                     -----------     -----------

              Net cash used in
                 investing activities                                                 (2,878,720)     (5,173,125)
                                                                                     -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from long-term debt                                                      1,716,316       9,734,454
     Debt repayments                                                                      -             (500,000)
     Proceeds from related-party notes payable                                           416,242         130,545
     Contributions                                                                       450,000          -
     Distributions                                                                       (45,000)        (90,000)
                                                                                     -----------     -----------

              Net cash provided by
                 financing activities                                                  2,537,558       9,274,999
                                                                                     -----------     -----------

NET INCREASE  IN CASH AND CASH EQUIVALENTS
                                                                                         477,779         650,205

CASH AND CASH EQUIVALENTS, beginning of period
                                                                                          69,536       1,492,603
                                                                                     -----------     -----------

CASH AND CASH EQUIVALENTS, end of period
                                                                                     $   547,315     $ 2,142,808
                                                                                     ===========     ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Cash paid for interest (net of amounts
       capitalized)                                                                  $    -          $   28,669


   The accompanying notes are an integral part of these financial statements.

                CARRIZO OIL & GAS, INC., AND AFFILIATED ENTITIES

          NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND
   PRINCIPLES OF COMBINATION:

The condensed combined financial statements included herein have been prepared by Carrizo Oil & Gas, Inc. (Carrizo, or together with its affiliates and predecessors, the Company), and are unaudited, except for the balance sheet at December 31, 1996, which has been prepared from the audited financial statements at that date. The financial statements reflect necessary adjustments, all of which were of a recurring nature, and are in the opinion of management necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The Company believes that the disclosures presented are adequate to allow the information presented not to be misleading. The condensed combined financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Registration Statement on Form S-1 (No. 333-29187).

In August 1997, Carrizo completed its initial public offering (the Offering) of 2,500,000 shares of its common stock at a public offering price of $11.00 per share. The Offering provided the Company with proceeds of approximately $24.1 million, net of expenses. In September 1997, the underwriters for the Offering exercised their overallotment option to purchase an additional 375,000 shares of the Company's common stock at a public offering price of $11.00 per share. Net proceeds received by the Company were approximately $3.8 million.

The Company was formed in 1993 and is the surviving entity after a series of combination transactions (the Combination) consummated at the time of the Offering. The Combination included the following transactions: (a) Carrizo Production, Inc. (a Texas corporation and an affiliated entity with ownership substantially the same as Carrizo), was merged into Carrizo and the outstanding shares of capital stock of Carrizo Production, Inc., were exchanged for an aggregate of 343,000 shares of common stock of Carrizo; (b) Carrizo acquired Encinitas Partners Ltd. (a Texas limited partnership of which Carrizo Production, Inc., served as the general partner) as follows: Carrizo acquired from the shareholders who serve as directors of Carrizo their limited partner interests in Encinitas Partners Ltd. for an aggregate consideration of 468,533 shares of common stock and, on the same date, Encinitas Partners Ltd. was merged into Carrizo and the outstanding limited partner interests in Encinitas Partners Ltd. were exchanged for an aggregate of 860,699 shares of common stock; (c) La Rosa Partners Ltd. (a Texas limited partnership of which Carrizo served as the general partner) was merged into Carrizo and the outstanding limited partner interests in La Rosa Partners Ltd. were exchanged for an aggregate of 48,700 shares of common stock; and (d) Carrizo Partners Ltd. (a Texas limited partnership of which Carrizo served as the general partner) was merged into Carrizo and the outstanding limited partner interests in Carrizo Partners Ltd. were exchanged for an aggregate of 569,068 shares of common stock. The Combination was completed concurrently with the Offering.

The Combination was accounted for as a reorganization in accordance with SEC Staff Accounting Bulletin (SAB) No. 47 because of the high degree of common ownership among, and the common control of, the combining entities. Accordingly, the accompanying combined accounts have been prepared using the historical costs and results of operations of the affiliated entities. There were no significant differences in accounting methods or their application among the combining entities. All intercompany balances have been eliminated.

2. PRO FORMA EARNINGS PER SHARE:

Pro forma earnings per share is based on the weighted average number of shares of common stock outstanding during the indicated period. The computation assumes that the Company was combined during all periods presented and, accordingly presents all shares issued in connection with the Combination as outstanding, but does not include any shares associated with the Offering. All stock options have been treated as outstanding for all periods presented. No historical earnings per share presentations are required as the public offering took place subsequent to June 30, 1997.

3. INCOME TAXES:

Historical income taxes for the three and six months ended June 30, 1997, reflect a one-time charge of $1,623,268 for the termination of the Company's pass-through tax status. The following reflects pro forma income taxes, net income and earnings per share for the three- and six-month periods ended June 30, 1996 and 1997, using the incremental statutory federal income tax rate which would have been provided had the Company been a taxpaying entity for all periods presented.

                                           For the Three                   For the Six
                                            Months Ended                  Months Ended
                                               June 30                      June 30
                                     --------------------------    ---------------------------
                                        1996           1997            1996           1997
                                     -----------   ------------    -----------     -----------
Income before income taxes           $  342,239    $   570,547     $  487,047     $ 1,286,163

Pro forma income taxes                 (123,206)      (205,397)      (175,337)       (463,019)
                                     ----------    -----------     ----------     -----------

Pro forma net income                 $  219,033    $   365,150     $  311,710     $   823,144
                                     ==========    ===========     ==========     ===========

Pro forma primary and fully diluted
earnings per share                      $.03           $.05            $.04           $.11
                                        ====           ====            ====           ====

4. RECENT EVENTS:

Stock Incentive Plan

In June 1997, the Company adopted the Incentive Plan of Carrizo Oil & Gas, Inc., and reserved for issuance pursuant to such plan 1,000,000 shares of common stock. Upon completion of the Offering, the Company granted 220,000 options to employees under the plan and granted 30,000 options to nonemployee directors, all of such options with an exercise price equal to the fair market value on the date of the grant (the $11.00 public offering price in the Offering).

                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors that have affected certain aspects of the Company's financial position and results of operations during the periods included in the accompanying unaudited condensed combined financial statements. This discussion should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the annual combined financial statements included in the Company's Registration Statement on Form S-1, as amended (Registration No. 333-29187) (the "Registration Statement"), relating to the Company's initial public offering (the "Offering") and the accompanying unaudited condensed combined financial statements.
Unless otherwise indicated by the context, references herein to "Carrizo" mean Carrizo Oil & Gas, Inc., a Texas corporation that is the registrant, and references herein to the "Company" mean Carrizo and its corporate and partnership affiliates and predecessors.

GENERAL OVERVIEW

The Company began operations in September 1993 and initially focused on the acquisition of producing properties. As a result of the increasing availability of economic onshore 3 D seismic surveys, the Company began to obtain 3 D seismic data and options to lease substantial acreage in 1995 and began to drill its 3 D based prospects in 1996. The Company drilled 20 wells in 1996 and 30 wells through the six months ended June 30, 1997 and is continuing to accelerate its exploration pace. The Company has budgeted to drill a total of 67 gross wells (26.9 net) in 1997 and 147 gross wells (67.5 net) in 1998. As a result of the acceleration of its Drilling Program, the Company now expects to drill 6 gross wells (1.8 net) in addition to those wells previously budgeted for the fourth quarter of 1997. Accordingly, depreciation, depletion and amortization, oil and gas operating expenses, and production are expected to increase. The Company has typically retained the majority of its interests in shallow, normally pressured prospects and sold a portion of its interests in deeper, overpressured prospects.

The Company uses the full-cost method of accounting for its oil and gas properties. Under this method, all acquisition, exploration and development costs, including any general and administrative costs that are directly attributable to the Company's acquisition, exploration and development activities, are capitalized in a "full-cost pool" as incurred. The Company records depletion of its full-cost pool using the unit-of-production method.
To the extent that such capitalized costs in the full-cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the present value (using a 10 percent discount rate) of estimated future net after-tax cash flows from proved oil and gas reserves, such excess costs are charged to operations. The Company has not been required to make any such write-downs. Once incurred, a write-down of oil and gas properties is not reversible at a later date.

The Company has primarily grown through the internal development of properties within its exploration project areas, although the Company acquired properties with existing production in the Camp Hill Project in late 1993, the Encinitas Project in early 1995 and the La Rosa Project in 1996. The Company made these acquisitions through the use of limited partnerships with Carrizo or Carrizo Production, Inc., as the general partner. However, as operations have expanded, the Company has increasingly funded its activities through bank borrowings and cash flow from operations in order to retain a greater portion of the interests it develops.

Prior to the Offering, Carrizo conducted its oil and natural gas operations directly, with industry partners and through the following affiliated entities:
Carrizo Production, Inc., Encinitas Partners Ltd., La Rosa Partners Ltd., Carrizo Partners Ltd. and Placedo Partners Ltd. Concurrently with the closing of the Offering, the following transactions (the "Combination Transactions") were closed: (i) Carrizo Production, Inc. merged into Carrizo; (ii) Carrizo acquired Encinitas Partners Ltd. in two steps: (a) Carrizo acquired the limited partner interests in Encinitas Partners Ltd. held by certain of the Company's directors and (b) Encinitas Partners Ltd. merged into Carrizo; (iii) La Rosa Partners Ltd. merged into Carrizo; and (iv) Carrizo Partners Ltd. merged into Carrizo. As a result of the merger of Carrizo and Carrizo Partners Ltd., Carrizo became the owner of all of the partnership interests in Placedo Partners Ltd.

The combined financial statements are prepared on the basis of a combination of Carrizo and the entities that were a party to the Combination Transactions. Carrizo and the entities combined with it in the Combination Transactions were not required to pay federal income taxes due to their status as partnerships or Subchapter S Corporations, which are not subject to federal income taxation. Instead, taxes for such periods were paid by the shareholders and partners of such entities. On May 16, 1997, Carrizo terminated its status as an S corporation and thereafter became subject to federal income taxes. In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," the Company established a deferred tax liability in the second quarter of 1997 which resulted in a noncash charge to income of approximately $1.6 million.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997,
Compared to the Three Months Ended June 30, 1996

Oil and natural gas revenues for the three months ended June 30, 1997, increased 62 percent to $2,312,000 from $1,428,000 for the same period in 1996. Production volumes for natural gas during the three months ended June 30, 1997, increased 195 percent to 835,910 MMcf from 283,585 MMcf for the same period in 1996. Average gas prices decreased 20 percent to $2.16 per Mcf in the second quarter of 1997 from $2.69 per Mcf in the same period in 1996. Production volumes for oil in the second quarter of 1997 decreased to 27,168 MBbls from 27,656 MBbls for the same period in 1996 due to the natural decline of oil producing properties and the Company's focus on adding lower cost gas production. Average oil prices decreased 23 percent to $18.57 per barrel in the second quarter of 1997 from $24.02 per barrel in the same period in 1996. The increase in natural gas production was due primarily to production from new wells drilled and completed in the second half of 1996 and early 1997.

Although, production has continued to increase in the third quarter of 1997 over the prior year's period, the Company does not expect any increase for the quarter to be as dramatic as the increase in the second quarter of 1997 due to the temporary curtailment of gas production from the Wheeler wells in the Starr/Hildago Project Area. The Texas Railroad Commission has ordered a temporary curtailment of the gas production from these wells as a result of the discovery of an oil zone downdip to the gas reservoir, which the Company believes should significantly increase the total reserves in such wells, but will delay current gas production until the oil can be produced. There can be no assurance as to the duration or effect of this curtailment.

The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the three months ended June 30, 1996 and 1997:


                                                                        1997 Period
                                                                  Compared to 1996 Period
                                            June 30               -----------------------
                                   --------------------------     Increase      % Increase
                                      1996          1997         (Decrease)     (Decrease)
                                   ------------  ------------    ----------     ----------
Production volumes-
  Oil and condensate (MBbls)            27,656        27,168          (488)        (2)%

  Natural gas (MMcf)                   283,585       835,910       552,325        195 %
Average sales prices-
  Oil and condensate (per Bbl)     $     24.02   $     18.57     $   (5.45)       (23)%
  Natural gas (per Mcf)                   2.69          2.16          (.53)       (20)%
Operating revenues-
  Oil and condensate               $   664,238   $   504,624   $  (159,614)       (24)%

  Natural gas                          763,901     1,807,230     1,043,329        137 %
                                   -----------   -----------   -----------

                          Total    $ 1,428,139   $ 2,311,854   $   883,715         62 %
                                   ===========   ===========   ===========

Oil and natural gas operating expenses for the three months ended June 30, 1997, decreased 1 percent to $638,000 from $646,000 for the same period in 1996. Oil and natural gas operating expenses decreased primarily due to a reduction in costs on older producing fields and the addition of new production from low-cost gas wells. Operating expenses per equivalent unit decreased to $.64 per Mcfe in the second quarter of 1997 from $1.44 per Mcfe in the same period in 1996 as a result of increased production of natural gas which had lower per unit operating costs.

Depreciation, depletion and amortization (DD&A) expense for the three months ended June 30, 1997, increased 106 percent to $606,000 from $295,000 for the same period in 1996. This increase was due to increased production, partially offset by an 8 percent decrease in the 1997 depletion rate to $.61 per Mcfe from $.66 per Mcfe in the three months ended June 30, 1996, as a result of increased reserves added through drilling activities. General and administrative expense for the three months ended June 30, 1997, increased 251 percent to $407,000 from $116,000 for the same period in 1996 as a result of increases in the number of employees and related benefits, increased office space, ramp-up expenses and charges relating to the Offering.

Net interest expense for the three months ended June 30, 1997, increased 210 percent to $90,000 from $29,000 in the same period in 1996. Increases in interest expense were due to increased debt levels in late 1996 and the first half of 1997. Capitalized interest increased to $276,000 in the second quarter of 1997 from $64,000 in the second quarter of 1996 as a result of increased levels of exploration activity and higher levels of unevaluated property.

Income before income taxes for the three months ended June 30, 1997, increased 67 percent to $571,000 from $342,000 in the same period in 1996. Net income for the three months ended June 30, 1997, decreased to a loss of $1,364,000 from pro forma income of $219,000 for the same period in 1996 primarily as a result of a one-time noncash charge of $1,623,000 reflecting the termination of the Company's pass-through tax status.

Six Months Ended June 30, 1997, Compared
To the Six Months Ended June 30, 1996

Oil and natural gas revenues for the six months ended June 30, 1997, increased 88 percent to $4,165,000 from $2,219,000 for the same period in 1996. Production volumes for natural gas during the six months ended June 30, 1997, increased 198 percent to 1,428,183 MMcf from 479,480 MMcf for the same period in 1996. Average gas prices decreased 7 percent to $2.24 per Mcf in the first half of 1997 from $2.40 per Mcf in the same period in 1996. Production volumes for oil in the first half of 1997 decreased to 48,550 MBbls from 48,929 MBbls for the same period in 1996 due to the natural decline in oil producing properties. Average oil prices decreased 9 percent to $19.87 per barrel during the six months ended June 30, 1997, from $21.86 per barrel in the same period in 1996. The increase in natural gas production was due primarily to production from new wells drilled and completed in the second half of 1996 and early 1997.

The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the six months ended June 30, 1996 and 1997:


                                                                            1997 Period
                                                                      Compared to 1996 Period
                                                June 30              -------------------------
                                       --------------------------     Increase      % Increase
                                          1996           1997        (Decrease)     (Decrease)
                                       ---------     ------------    ----------     ----------
Production volumes-
  Oil and condensate (MBbls)                48,929        48,550           (379)        (1)%

  Natural gas (MMcf)                       479,480     1,428,183        948,703        198 %

Average sales prices(1)

  Oil and condensate (per Bbl)         $     21.86   $     19.87   $      (1.99)        (9)%
  Natural gas (per Mcf)                       2.40          2.24           (.16)        (7)%
Operating revenues-
  Oil and condensate                   $ 1,069,426   $   964,599   $   (104,827)       (10)%

  Natural gas                            1,149,220     3,200,425      2,051,205        178 %
                                       -----------   -----------   ------------

                          Total        $ 2,218,646   $ 4,165,024   $  1,946,378         88 %
                                       ===========   ===========   ============

---------------------------------------
(1)      Including impact of hedging.

Oil and natural gas operating expenses for the six months ended June 30, 1997, increased 12 percent to $1,196,000 from $1,064,000 for the same period in 1996. Oil and natural gas operating expenses increased primarily due to increased production as described above, which was partially offset by a decrease in operating expenses per equivalent unit to $.70 per Mcfe during the six months ended June 30, 1997, from $1.38 per Mcfe in the same period in 1996. The per unit cost decreased primarily as a result of increased production of natural gas which had lower per unit operating costs than oil.

DD&A expense for the six months ended June 30, 1997, increased 126 percent to $988,000 from $436,000 for the same period in 1996. This increase was due to increased production from successful drilling.

General and administrative expense for the six months ended June 30, 1997, increased 277 percent to $605,000 from $160,000 for the same period in 1996, as a result of increases in the number of employees and related benefits, increased office space, and ramp-up expenses and charges related to the Offering.

Net interest expense for the six months ended June 30, 1997, increased 26 percent to $90,000 from $72,000 in the same period in 1996. Increases in interest expense were due to increased debt levels in late 1996 and early 1997. Capitalized interest increased to $465,000 in the first and second quarters of 1997 from $129,000 in the same period of 1996 as a result of increased levels of exploration activity and higher levels of unevaluated property.

Income before income taxes for the six months ended June 30, 1997, increased 164 percent to $1,286,000 from $487,000 in the same period in 1996. Net income for the six months ended June 30, 1997, decreased to a loss of $648,000 from pro forma income of $312,000 for the same period in 1996 primarily as a result of a one-time noncash charge of $1,623,000 reflecting the termination of the Company's pass-through tax status.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have included funds generated by operations, equity capital contributions and borrowings, primarily under revolving credit facilities. A portion of the proceeds from the Offering was used to repay the amounts outstanding under the Company's revolving credit facilities and notes from certain of the Company's directors and officers.

Cash flows (used in) provided by operations (after changes in working capital) were $819,000 and $(3,452,000) for the six months ended June 30, 1996 and 1997, respectively. The decrease in cash flows provided by operations in 1997 as compared to 1996 was due primarily to increased accounts receivable relating to joint interest billings.

The Company has budgeted capital expenditures in 1997 of approximately $21.9 million, $12.6 million of which is expected to be used to fund 3 D seismic surveys and land acquisitions and $9.3 million of which is expected to be used for drilling activities in the Company's project areas. The Company has budgeted capital expenditures in 1998 of approximately $43.8 million. The Company budgeted to drill approximately 67 gross wells (26.9 net) in 1997 and has budgeted for approximately 147 gross wells (67.5 net) in 1998. The Company plans to accelerate its drilling program, and as such, now expects to drill 6 gross wells (1.8 net) in addition to those wells previously budgeted for the fourth quarter of 1997. Actual amounts of capital expenditures and number of wells drilled may differ significantly from such estimates. In addition to its existing leased acreage, as of July 31, 1997, the Company had acquired various 3 D seismic options that would allow it to lease up to approximately 253,000 gross undeveloped acres (95,242 net) if determined by 3 D seismic data to be prospective for drilling.

The Company has continued to reinvest a substantial portion of its cash flows into increasing its 3 D prospect portfolio, improving its 3 D seismic interpretation technology and funding its drilling program. Oil and gas capital expenditures were $7.5 million and $11.9 million for the three and six months ended June 30, 1997, respectively. The Company's drilling efforts resulted in the successful completion of 16 gross wells (6.0 net) in 1996 and 25 gross wells (9.9 net) during the six months ended June 30, 1997.

The Company's revenues, profitability, future growth and ability to borrow funds or obtain additional capital, and the carrying value of its properties are substantially dependent on prevailing prices of oil and natural gas. It is impossible to predict future oil and natural gas price movements with certainty. Declines in prices received for oil and natural gas may have an adverse effect on the Company's financial condition, liquidity, ability to finance capital expenditures, and results of operations. Lower prices may also impact the amount of reserves that can be produced economically by the Company.

Due to the instability of oil and natural gas prices, in 1995 the Company began utilizing, from time to time, certain hedging instruments (e.g., NYMEX futures contracts) for a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company's hedging arrangements apply to only a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas, or a sudden unexpected event materially impacts oil or natural gas prices. The Company accounts for all these transactions as hedging activities and, accordingly, gains and losses from hedging activities are included in oil and gas revenues during the period the hedged transactions occur. Historically, gains and losses from hedging activities have not been material. The Company expects that the amount of hedges that it has in place will vary from time to time.
The Company had no outstanding hedge positions as of December 31, 1996 or June 30, 1997.

The Company has experienced and expects to continue to experience substantial working capital requirements primarily due to the Company's active exploration and development programs and, to a much lesser extent, its technology enhancement programs. While the Company believes that the net proceeds from the Offering, cash flow from operations and borrowings under the Company Credit Facility (defined below) should allow the Company to implement its present business strategy during 1997 and 1998, additional financing may be required in the future to fund the Company's growth, development and exploration program and continued technological enhancement. In the event such capital resources are not available to the Company, its exploration and other activities may be curtailed.

FINANCING ARRANGEMENTS

At the close of the Offering, the Company entered into an amended revolving credit agreement with Compass Bank, (the "Company Credit Facility"), which provides for a maximum loan amount of $25 million, subject to borrowing base limitations. Prior to the Offering, the Company utilized various credit facilities as well as borrowings from certain directors and officers of the Company. Except for the Company Credit Facility, all of these facilities and borrowings were terminated with the close of the Offering. Under the Company Credit Facility, the principal outstanding is due and payable upon maturity in June 1999 with interest due monthly. The interest rate for borrowings is calculated at a floating rate based on the Compass index rate or LIBOR plus 2 percent. The Company's obligations are secured by certain of its oil and gas properties and cash or cash equivalents included in the borrowing base.

Under the Company Credit Facility, Compass, in its sole discretion, will make semiannual borrowing base determinations based upon the proved oil and natural gas properties of the Company. Compass may redetermine the borrowing base and the monthly borrowing base reduction at any time and from time to time. The Company may also request borrowing base redeterminations in addition to its required semiannual reviews at the Company's cost.

The Company is subject to certain covenants under the terms of the Company Credit Facility, including, but not limited to, (a) maintenance of specified tangible net worth and (b) maintenance of a ratio of quarterly cash flow (net income plus depreciation and other noncash charges, less noncash income) to quarterly debt service (payments made for principal in connection with the credit facility plus payments made for principal other than in connection with such credit facility) of no less than 1.25 to 1.00. The Company Credit Facility also places restrictions on, among other things, (a) incurring additional indebtedness, loans and liens, (b) changing the nature of business or business structure, (c) selling assets and (d) paying dividends.

EFFECTS OF INFLATION AND CHANGES IN PRICE

The Company's results of operations and cash flows are affected by changing oil and gas prices. If the price of oil and gas increases (decreases), there could be a corresponding increase (decrease) in the operating cost that the Company is required to bear for operations, as well as an increase (decrease) in revenues. Inflation has had a minimal effect on the Company.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 1995, the Financial Accounting Standards Board issued SFAS No. 121 regarding accounting for the impairment of long-lived assets. The Company adopted SFAS No. 121 effective January 1, 1996. However, its provisions are not applicable to the Company's oil and gas properties as they are accounted for under the full-cost method of accounting.

In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, which is a new standard of accounting for stock-based compensation that establishes a fair value method of accounting for awards granted after December 31, 1995, under stock compensation plans. SFAS No. 123 encourages, but does not require, companies to adopt the fair value method of accounting in place of the existing method of accounting for stock-based compensation, whereupon compensation costs are recognized only in situations where stock compensation plans award intrinsic value to recipients at the date of grant. The Company has elected not to adopt the fair value accounting of SFAS No. 123 and will account for any plans under Accounting Principles Board (APB) Opinion No. 25, under which no compensation costs have been recognized.

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128 regarding earnings per share. SFAS No. 128 cannot be adopted until December 15, 1997; however, pro forma disclosures are allowed to minimize the impact of year-end adoption. As a result of the noncomplex nature of the Company's capital structure and treatment of all stock options as outstanding for all periods pursuant to Staff Accounting Bulletin No. 83, SFAS No. 128 would have no current impact on the pro forma calculation of earnings per share.

                          PART II.  OTHER INFORMATION



Item 1 - Legal Proceedings

         None

Item 2 - Changes in Securities and Use of Proceeds

         Sales of Unregistered Securities.

         The Company sold 2,290,000 shares of Common Stock in the Combination Transactions. Such transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof as transactions not involving any public offering.

         Use of Proceeds.

         The Company's Registration Statement on Form S-1 (Registration No. 333-29187), as amended, with respect to the initial public offering of shares of Company's Common Stock, par value $0.01 per share (the "Common Stock"), was declared effective by the Securities and Exchange Commission on August 5, 1997. The offering commenced on August 6, 1997, and has since terminated, resulting in (i) the sale by the Company of 2,500,000 shares of Common Stock on August 11, 1997 and (ii) the sale by the Company of 375,000 shares of Common Stock pursuant to the exercise of the underwriters' over-allotment option on September 8, 1997. The shares sold constitute all of the shares of Common Stock covered by the Registration Statement. The managing underwriters for the Offering were Schroder & Co. Inc. and Jefferies & Company, Inc.

         The aggregate price to the public for the shares sold in the Offering was $31,625,000. The expenses incurred by the Company with respect to the Offering were as follows:

 Underwriter Discounts and Commissions . . . . . . . . . . .       $  2,213,750
 Other Expenses  . . . . . . . . . . . . . . . . . . . . . .          1,500,000
                                                                      ---------
 Total . . . . . . . . . . . . . . . . . . . . . . . . . . .       $  3,713,750
                                                                   ============


The amount of other expenses set forth above is a reasonable estimate of such amount. None of such payments were direct or indirect payments to directors or officers of the Company or their associates, to persons owning ten percent or more of any class of equity securities of the Company or to affiliates of the Company.

         The net proceeds to the Company from the Offering were $ 27.9 million. As of September 19, 1997, the Company has used such net proceeds as follows:
(i) to repay $ 16.5 million of indebtedness outstanding under the Company's revolving credit facilities, (ii) to repay $ 3.2 million of promissory notes outstanding to certain of the Company's directors and officers, (iii) to provide $ 5.7 million in working capital and (iv) to make $ 2.5 million in temporary investments. Except as set forth in clause (ii), none of such payments were direct or indirect payments to directors or officers of the Company or their associates, to persons owning ten percent or more of any class of equity securities of the Company or to affiliates of the Company.

Item 3 - Defaults Upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

                 On June 4, 1997, prior to the closing of the Offering, the Company held its 1997 Annual Meeting of Shareholders at which the shareholders of the Company, among other things, (i) approved the Company's amended and restated articles of incorporation, (ii) approved the appointment of Steven A. Webster, S.P. Johnson IV, Frank A. Wojtek, Douglas A.P. Hamilton and Paul B. Loyd, Jr. as directors, (iii) approved the Combination Transactions, (iv) approved the Company's incentive plan and (v) approved indemnification agreements between the Company and each of its directors. On July 28, 1997, the shareholders of the Company approved the Company's amended and restated bylaws, as amended. The Company's first Annual Meeting of Shareholders as a public company will be held during 1998.

Item 5 - Other Information

                 FORWARD LOOKING STATEMENTS

         The statements contained in all parts of this document, including, but not limited to, those relating to the Company's schedule, targets, estimates or results of future drilling, budgeted wells, increases in wells, budgeted and other future capital expenditures, use of offering proceeds, expected production or reserves, increases in reserves, working capital requirements, hedging activities, the ability of expected sources of liquidity to implement its business strategy, and any other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe" and similar expression are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, the Company's dependence on its key personnel, factors that affect the Company's ability to manage its growth and achieve its business strategy, risks relating to, limited operating history, technological changes, significant capital requirements of the Company, the potential impact of government regulations, litigation, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks and other factors detailed in the Registration Statement and the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

Item 6 - Exhibits and Reports on Form 8-K

         Exhibits


   Exhibit
   Number                         Description

    +2.1  -   Combination Agreement by and among the Company, Carrizo
              Production, Inc., Encinitas Partners Ltd., La Rosa Partners
              Ltd., Carrizo Partners Ltd., Paul B. Loyd, Jr., Steven A.
              Webster, S.P. Johnson IV, Douglas A.P. Hamilton and Frank A.
              Wojtek dated as of June 6, 1997 (Incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form
              S-1 (Registration No. 333-29187)).

    +3.1  -   Amended and Restated Articles of Incorporation of the Company
              (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No.
              333-29187)).

    +3.2  -   Amended and Restated Bylaws of the Company, as amended by
              Amendment No. 1 (incorporated herein by reference to Exhibit
              3.2 to the Company's Registration Statement on Form 8-A
              (Registration No. 000-22915).

    +4.1  -   First Amendment to Loan Agreement by and between the Company and Compass Bank dated April 4, 1997 (Incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-29187)).

    +4.2  -   Second Amendment to Loan Agreement by and between the Company and Compass Bank dated May 15, 1997 (Incorporated herein by reference to Exhibit 4.6 to the Company's Registration
              Statement on Form S-1 (Registration No. 333-29187)).

    +4.3  -   Third Amendment to Loan Agreement by and between the Company and Compass Bank dated June 26, 1997 (Incorporated herein by reference to Exhibit 4.7 to the Company's Registration
              Statement on Form S-1 (Registration No. 333-29187)).

    +4.4  -   Fourth Amendment to Loan Agreement by and between the Company and Compass Bank dated June 27, 1997 (Incorporated herein by reference to Exhibit 4.8 to the Company's Registration
              Statement on Form S-1 (Registration No. 333-29187)).


   +10.1  -   Incentive Plan of the Company (Incorporated herein by
              reference to Exhibit 10.1 to the Company's Registration
              Statement on Form S-1 (Registration No. 333-29187)).

   +10.2  -   Employment Agreement between the Company and S.P. Johnson IV
              (Incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No.
              333-29187)).

   +10.3  -   Employment Agreement between the Company and Frank A. Wojtek
              (Incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No.
              333-29187)).

   +10.4  -   Employment Agreement between the Company and Kendall A. Trahan
              (Incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration
              No. 333-29187)).

   +10.5  -   Employment Agreement between the Company and George Canjar
              (Incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No.
              333-29187)).

   +10.6  -   Form of Indemnification Agreement between the Company and
              each of its directors and executive officers (Incorporated herein by reference to Exhibit 10.6 to the Company's
              Registration Statement on Form S-1 (Registration No. 333-29187)).

   +10.7  -   Registration Rights Agreement by and among the Company, Paul
              B. Loyd, Jr., Steven A. Webster, S.P. Johnson IV, Douglas
              A.P. Hamilton and Frank A. Wojtek dated as of June 6, 1997
              (Incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No.
              333-29187)).

   +10.8  -   S Corporation Tax Allocation, Payment and Indemnification
              Agreement among the Company and Messrs. Loyd, Webster, Johnson,
              Hamilton and Wojtek (Incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form
              S-1 (Registration No. 333-29187)).

   +10.9  -   S Corporation Tax Allocation, Payment and Indemnification
              Agreement among Carrizo Production, Inc. and Messrs. Loyd,
              Webster, Johnson, Hamilton and Wojtek (Incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-29187)).

    27.1  -   Financial Data Schedule.

+   Incorporated herein by reference as indicated.

    Reports on Form 8-K

       No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        Carrizo Oil & Gas, Inc.
                                        (Registrant)



Date:  September 19, 1997               By:  /s/S.P. Johnson IV
                                        ---------------------------------------
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



Date:  September 19, 1997               By:  /s/Frank A. Wojtek
                                        ---------------------------------------
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)

                                 EXHIBIT INDEX

Exhibit
Number                             Description
-------                            -----------

    +2.1  -   Combination Agreement by and among the Company, Carrizo
              Production, Inc., Encinitas Partners Ltd., La Rosa Partners
              Ltd., Carrizo Partners Ltd., Paul B. Loyd, Jr., Steven A.
              Webster, S.P. Johnson IV, Douglas A.P. Hamilton and Frank A.
              Wojtek dated as of June 6, 1997 (Incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form
              S-1 (Registration No. 333-29187)).

    +3.1  -   Amended and Restated Articles of Incorporation of the Company
              (Incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration No.
              333-29187)).

    +3.2  -   Amended and Restated Bylaws of the Company, as amended by
              Amendment No. 1 (incorporated herein by reference to Exhibit
              3.2 to the Company's Registration Statement on Form 8-A
              (Registration No. 000-22915).

    +4.1  -   First Amendment to Loan Agreement by and between the Company and Compass Bank dated April 4, 1997 (Incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-1 (Registration No. 333-29187)).

    +4.2  -   Second Amendment to Loan Agreement by and between the Company and Compass Bank dated May 15, 1997 (Incorporated herein by reference to Exhibit 4.6 to the Company's Registration
              Statement on Form S-1 (Registration No. 333-29187)).

    +4.3  -   Third Amendment to Loan Agreement by and between the Company and Compass Bank dated June 26, 1997 (Incorporated herein by reference to Exhibit 4.7 to the Company's Registration
              Statement on Form S-1 (Registration No. 333-29187)).

    +4.4  -   Fourth Amendment to Loan Agreement by and between the Company and Compass Bank dated June 27, 1997 (Incorporated herein by reference to Exhibit 4.8 to the Company's Registration
              Statement on Form S-1 (Registration No. 333-29187)).

   +10.1  -   Incentive Plan of the Company (Incorporated herein by
              reference to Exhibit 10.1 to the Company's Registration
              Statement on Form S-1 (Registration No. 333-29187)).

   +10.2  -   Employment Agreement between the Company and S.P. Johnson IV
              (Incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No.
              333-29187)).

   +10.3  -   Employment Agreement between the Company and Frank A. Wojtek
              (Incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No.
              333-29187)).

   +10.4  -   Employment Agreement between the Company and Kendall A.
              Trahan (Incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration
              No. 333-29187)).

   +10.5  -   Employment Agreement between the Company and George Canjar
              (Incorporated herein by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (Registration No.
              333-29187)).

   +10.6  -   Form of Indemnification Agreement between the Company and
              each of its directors and executive officers (Incorporated herein by reference to Exhibit 10.6 to the Company's
              Registration Statement on Form S-1 (Registration No. 333-29187)).

   +10.7  -   Registration Rights Agreement by and among the Company, Paul
              B. Loyd, Jr., Steven A. Webster, S.P. Johnson IV, Douglas
              A.P. Hamilton and Frank A. Wojtek dated as of June 6, 1997
              (Incorporated herein by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (Registration No.
              333-29187)).

   +10.8  -   S Corporation Tax Allocation, Payment and Indemnification
              Agreement among the Company and Messrs. Loyd, Webster, Johnson,
              Hamilton and Wojtek (Incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form
              S-1 (Registration No. 333-29187)).

   +10.9  -   S Corporation Tax Allocation, Payment and Indemnification
              Agreement among Carrizo Production, Inc. and Messrs. Loyd,
              Webster, Johnson, Hamilton and Wojtek (Incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-29187)).

    27.1  -   Financial Data Schedule.

+   Incorporated herein by reference as indicated.