Form 10-Q
period 1997-09-30
CARRIZO OIL & GAS INC
filed 1997-11-14
CIK 1040593

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               For the quarterly period ended SEPTEMBER 30, 1997
                                              ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from          to
                                            ----------   --------

                       Commission File Number 000-22915.


                            CARRIZO OIL & GAS, INC.
             (Exact name of registrant as specified in its charter)

                     TEXAS                                                                     76-0415919
                     -----                                                                     ----------
         (State or other jurisdiction of                                             (IRS Employer Identification No.)
         incorporation or organization)



14811 ST. MARY'S LANE, SUITE 148, HOUSTON, TEXAS                                      77079
------------------------------------------------                                      -----
    (Address of principal executive offices)                                       (Zip Code)


                                 (281) 496-1352
                        -------------------------------
                        (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X*.] No [ ]

* The registant became subject to the reporting requirements of Section 13 of the Securities Act of 1933 on August 5, 1997.

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of November 7, 1997, the latest practicable date, was 10,375,000.

                            CARRIZO OIL & GAS, INC.
                                   FORM 10-Q
               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997
                                     INDEX

PART I.  FINANCIAL INFORMATION                                                                          PAGE
       Item 1.       Condensed Combined Balance Sheets
                     - As of September 30, 1997 and December 31, 1996                                     2

                     Condensed Combined Statements of Operations
                     - For the three-month and nine-month periods ended September 30, 1997 and
                       1996                                                                               3

                     Condensed Combined Statements of Cash Flows
                     - For the nine-month periods ended September 30, 1997 and 1996                       4

                     Notes to Condensed Combined Financial Statements                                     5

       Item 2.       Management's Discussion and Analysis of Financial Condition and Results of
                     Operations                                                                           7

PART II.  OTHER INFORMATION

       Items 1-6.                                                                                         14

SIGNATURES                                                                                                17

                CARRIZO OIL & GAS, INC., AND AFFILIATED ENTITIES

                       CONDENSED COMBINED BALANCE SHEETS



                                                                                     December 31,    September 30,
                                                                                         1996             1997
                                                                                   ----------------  -------------
                                                                                                     (Unaudited)
                                      ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                         $   1,492,603   $  2,773,274
  Accounts receivable                                                                   1,815,906      2,676,855
  Advances to operators                                                                    -           1,618,929
  Other current assets                                                                     15,472        111,933
                                                                                    -------------   ------------
                             Total current assets                                       3,323,981      7,180,991

PROPERTY AND EQUIPMENT, net (full-cost method of accounting for oil and gas
  properties)                                                                          15,205,587     35,789,742

OTHER ASSETS                                                                              339,789        211,897
                                                                                    -------------   ------------
                                                                                    $  18,869,357   $ 43,182,630
                                                                                    =============   ============

                              LIABILITIES AND EQUITY

CURRENT LIABILITIES:
  Accounts payable, trade                                                           $   4,326,299   $  8,570,616
  Other current liabilities                                                                22,976          3,931
                                                                                    -------------   ------------
                             Total current liabilities                                  4,349,275      8,574,547

NOTES PAYABLE TO RELATED PARTIES                                                        2,773,935          -

LONG-TERM DEBT                                                                          6,910,000          -

DEFERRED INCOME TAXES                                                                     -            2,086,115

OTHER LONG-TERM LIABILITIES                                                               240,197          -

EQUITY:
  Capital                                                                               4,261,000     32,973,796
  Retained earnings (deficit)                                                             334,950        (32,022)
  Deferred compensation                                                                     -           (419,806)
                                                                                    --------------  ------------
                                                                                        4,595,950     32,521,968
                                                                                    -------------   ------------
                                                                                    $  18,869,357   $ 43,182,630
                                                                                    =============   ============



  The accompanying notes are an integral part of these financial statements.

                CARRIZO OIL & GAS, INC., AND AFFILIATED ENTITIES

             UNAUDITED CONDENSED COMBINED STATEMENTS OF OPERATIONS



                                                                For the Three                 For the Nine
                                                                Months Ended                  Months Ended
                                                                September 30                  September 30
                                                         ----------------------------  --------------------------
                                                            1996           1997            1996           1997
                                                         ------------   -------------  -------------  -----------
OIL AND NATURAL GAS REVENUES                             $ 1,588,354    $ 2,069,237    $ 3,807,000    $ 6,234,261

COSTS AND EXPENSES:
  Oil and natural gas operating expenses                     564,606        583,361      1,628,438      1,779,154
  Depreciation, depletion and amortization                   356,940        647,295        793,265      1,635,319
  General and administrative                                 155,932        388,227        316,165        992,988
                                                         -----------    -----------    -----------    -----------
               Total costs and expenses                    1,077,478      1,618,883      2,737,868      4,407,461
                                                         -----------    -----------    -----------    -----------
OPERATING INCOME                                             510,876        450,354      1,069,132      1,826,800

OTHER INCOME AND EXPENSES:

  Interest income                                               -            43,784           -            43,784
  Interest expense                                          (114,747)      (172,261)      (249,500)      (641,921)
  Interest expense, related parties                          (35,221)       (51,664)      (100,748)      (137,067)
  Capitalized interest                                       141,845        162,767        270,916        627,547
                                                         -----------    -----------    -----------    -----------
INCOME BEFORE INCOME TAXES                                   502,753        432,980        989,800      1,719,143

DEFERRED INCOME TAX EXPENSE                                        -        151,543               -     2,086,115
                                                         -----------    -----------     -----------   -----------
NET INCOME (LOSS)                                        $   502,753    $   281,437    $   989,800    $  (366,972)
                                                         ===========    ===========    ===========    ===========

PRIMARY AND FULLY DILUTED EARNINGS
PER SHARE (Note 2)                                                      $       .03                   $      (.04)
                                                                        ===========                   ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
  (Note 2)                                                                9,227,165                     8,229,315
                                                                        ===========                   ===========



  The accompanying notes are an integral part of these financial statements.

                CARRIZO OIL & GAS, INC., AND AFFILIATED ENTITIES

             UNAUDITED CONDENSED COMBINED STATEMENTS OF CASH FLOWS



                                                                                               For the Nine
                                                                                               Months Ended
                                                                                               September 30
                                                                                    -----------------------------------
                                                                                           1996              1997
                                                                                    ------------------  ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                $   989,800         $   (366,972)
     Adjustment to reconcile net income (loss) to net cash provided by operating activities-
         Depreciation, depletion and amortization                                         793,265            1,635,319
         Deferred income taxes                                                            -                  2,086,115
     Changes in assets and liabilities-
       Accounts receivable                                                             (1,320,001)            (860,949)
       Advance to operators                                                                 -               (1,618,929)
       Other current assets                                                                (8,580)             (96,461)
       Accounts payable, trade                                                          1,424,095             (618,303)
       Interest payable to related parties                                                 81,185             (240,197)

       Other current liabilities                                                            -                  (19,045)
                                                                                      -----------         ------------
              Net cash provided by
                 operating activities                                                   1,959,764              (99,422)
                                                                                      -----------         ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, accrual basis                                               (4,579,856)         (21,951,646)
      Adjustment to cash basis                                                              -                4,862,620
                                                                                      -----------         ------------

              Net cash used in                                                         (4,579,856)         (17,089,026)
                                                                                      -----------         ------------
                 investing activities

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from sale of stock                                                      -               28,243,054
     Proceeds from long-term debt                                                       1,826,316           10,594,454
     Debt repayments                                                                        -              (20,408,934)
     Proceeds from related-party notes payable                                          1,403,285              130,545
     Contributions                                                                        450,000               -
     Distributions                                                                        (45,000)             (90,000)
                                                                                      -----------         ------------
              Net cash provided by
                 financing activities                                                   3,634,601           18,469,119
                                                                                      -----------         ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                               1,014,509            1,280,671

CASH AND CASH EQUIVALENTS, beginning of period
                                                                                           69,536            1,492,603
                                                                                      -----------         ------------
CASH AND CASH EQUIVALENTS, end of period
                                                                                      $ 1,084,045         $  2,773,274
                                                                                      ===========         ============



SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Cash paid for interest (net of amounts capitalized)                              $        -          $    151,441
                                                                                      ===========         ============


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

In August 1997, Carrizo completed its initial public offering (the Offering) of 2,500,000 shares of its common stock at a public offering price of $11.00 per share. The Offering provided the Company with proceeds of approximately $24.3 million, net of expenses. In September 1997, the underwriters for the Offering exercised their overallotment option to purchase an additional 375,000 shares of the Company's common stock at a public offering price of $11.00 per share. Net proceeds received by the Company were approximately $3.8 million.

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

2. EARNINGS PER SHARE:

Net income (loss) per share has been computed by dividing net income (loss) per share by the weighted average number of shares of common stock outstanding during the periods. The weighted average number of shares of common stock used in the computation was 9,227,165 and 8,229,315 for the three and nine month period ended September 30, 1997, respectively. In accordance with Staff Accounting Bulletin Number 83 of the Securities and Exchange Commission, the common stock equivalents that were issued preceding the initial public offering at prices below the expected offering price have been included in the Company's computation through the date of the initial public offering and treated as if they had been issued at the Company's inception. Shares issued in the Combination transactions have also been treated as if they were outstanding since the Company's inception. Subsequent to the initial public offering, the actual number of shares outstanding have been considered, including the exercise of the underwriter's overallotment.

3. INCOME TAXES:

Historical income taxes for the nine months ended September 30, 1997, reflect a one-time charge of $1,623,268 for the termination of the Company's pass-through tax status. The following includes pro forma income taxes, net income and earnings per share for the three- and nine-month periods ended September 30, 1996 and 1997, using the incremental statutory federal income tax rate which would have been provided had the Company been a taxpaying entity for all periods presented.

                                                               For the Three                  For the Nine
                                                                Months Ended                  Months Ended
                                                                September 30                  September 30
                                                         -------------------------     --------------------------
                                                             1996          1997           1996            1997
                                                         ----------    -----------     ----------     -----------
Income before income taxes                               $  502,753    $   432,980     $  989,800     $ 1,719,143

Pro forma income taxes                                      180,991        151,543        356,328         601,700
                                                         ----------    -----------     ----------     -----------

Pro forma net income                                     $  321,762    $   281,437     $  633,472     $ 1,117,443
                                                         ==========    ===========     ==========     ===========

Pro forma primary and fully diluted earnings per
  share                                                     $.04           $.03            $.08           $.13
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

                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors that have affected certain aspects of the Company's financial position and results of operations during the periods included in the accompanying unaudited condensed combined financial statements. This discussion should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the annual combined financial statements included in the Company's Registration Statement on Form S-1, as amended (Registration No. 333- 29187) (the "Registration Statement"), relating to the Company's initial public offering (the "Offering") and the accompanying unaudited condensed combined financial statements.
Unless otherwise indicated by the context, references herein to "Carrizo" mean Carrizo Oil & Gas, Inc., a Texas corporation that is the registrant, and references herein to the "Company" mean Carrizo and its corporate and partnership affiliates and predecessors.

GENERAL OVERVIEW

The Company began operations in September 1993 and initially focused on the acquisition of producing properties. As a result of the increasing availability of economic onshore 3 D seismic surveys, the Company began to obtain 3 D seismic data and options to lease substantial acreage in 1995 and began to drill its 3 D based prospects in 1996. The Company drilled 20 wells in 1996 and 53 wells through the nine months ended September 30, 1997 and is continuing to accelerate its exploration pace. The Company initially budgeted to drill a total of 67 gross wells (26.9 net) in 1997 and 147 gross wells (67.5 net) in 1998. As a result of the acceleration of its drilling program, the company now expects to drill 6 gross wells (1.8 net) in addition to those wells previously budgeted for the fourth quarter of 1997. Accordingly, depreciation, depletion and amortization, oil and gas operating expenses, and production are expected to increase. The Company has typically retained the majority of its interests in shallow, normally pressured prospects and sold a portion of its interests in deeper, overpressured prospects.

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

The Company's revenues, profitability, future growth and ability to borrow funds or obtain additional capital, and the carrying value of its properties are substantially dependent on the success of the Company's exploration program and the prevailing prices of oil and natural gas. It is impossible to predict future oil and natural gas price movements with certainty. Declines in prices received for oil and natural gas may have an adverse effect on the Company's financial condition, liquidity, ability to finance capital expenditures, and results of operations. Lower prices may also impact the amount of reserves that can be produced economically by the Company.

Due to the instability of oil and natural gas prices, in 1995 the Company began utilizing, from time to time, certain hedging instruments (e.g., NYMEX futures contracts) for a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company's hedging arrangements apply to only a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas, or a sudden unexpected event materially impacts oil or natural gas prices. The Company accounts for all these transactions as hedging activities and, accordingly, gains and losses from hedging activities are included in oil and gas revenues during the period the hedged transactions occur. Historically, gains and losses from hedging activities have not been material. The Company expects that the amount of hedges that it has in place will vary from time to time. The Company had no outstanding hedge positions as of December 31, 1996 or September 30, 1997. Subsequent to September 30, 1997 the Company entered into forward sales arrangements covering 150 Mmcf for the fourth quarter of 1997 and the first quarter of 1998 at an average field price of $2.86 and $2.72, respectively. The Company also entered into hedging transactions covering 60 Mmcf for the fourth quarter of 1997 and 180 Mmcf for the first quarter of 1998 at an average price (Houston Ship Channel) of $3.46 and $2.99, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997,
Compared to the Three Months Ended September 30, 1996

Oil and natural gas revenues for the three months ended September 30, 1997, increased 30 percent to $2,069,000 from $1,588,000 for the same period in 1996. Production volumes for natural gas during the three months ended September 30, 1997, increased 52 percent to 694,873 Mcf from 458,434 Mcf for the same period in 1996. Average gas prices increased 2 percent to $2.14 per Mcf in the third quarter of 1997 from $2.09 per Mcf in the same period in 1996. Production volumes for oil in the third quarter of 1997 increased 1 percent to 33,104 Bbls from 32,737 Bbls for the same period in 1996. Average oil prices decreased 8 percent to $17.66 per barrel in the third quarter of 1997 from $19.28 per barrel in the same period in 1996. The increase in natural gas production was due primarily to production from new wells drilled and completed in the last quarter of 1996 and during 1997.

Although production increased in the third quarter of 1997 over the prior year's period, the Company does not expect any significant increase for the fourth quarter of 1997 over the third quarter of 1997 due to the curtailment of gas production from the Wheeler wells in the Starr/Hildago Project Area. Production in the fourth quarter, excluding the Wheeler wells, is expected to increase over third quarter 1997, however the increase is expected to be sufficient only to make up for Wheeler production curtailed, resulting in no significant net increase. The Texas Railroad Commission ordered a temporary curtailment of the gas production from the Wheeler wells in early August 1997 as a result of the discovery of an oil zone downdip to the gas reservoir, which the Company believes should significantly increase the total reserves in such wells, but will delay current gas production until the oil can be produced. There can be no assurance as to the duration or effect of this curtailment.

The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the three months ended September 30, 1996 and 1997:

                                                                                                1997 Period
                                                                                          Compared to 1996 Period
                                                                                         ------------------------
                                                                 September 30            Increase      % Increase
                                                              1996          1997         (Decrease)     (Decrease)
                                                           ------------  ------------    ----------     ----------
Production volumes-
  Oil and condensate (Bbls)                                     32,737        33,104           367          1%

  Natural gas (Mcf)                                            458,434       694,873       236,439         52%
Average sales prices-
  Oil and condensate (per Bbl)                             $     19.28   $     17.66   $    (1.62)         (8)%
  Natural gas (per Mcf)                                           2.09          2.14          .05           2 %
Operating revenues-
  Oil and condensate                                       $   631,182   $   584,457   $   (46,725)        (7)%
  Natural gas                                                  957,172     1,484,780       527,608         55 %
                                                           -----------   -----------   -----------
                          Total                            $ 1,588,354   $ 2,069,237   $   480,883         30 %
                                                           ===========   ===========   ===========

Oil and natural gas operating expenses for the three months ended September 30, 1997, increased 3 percent to $583,000 from $565,000 for the same period in 1996 primarily due to addition of new production offset by reduction in costs on older producing fields. Operating expenses per equivalent unit decreased to $.65 per Mcfe in the third quarter of 1997 from $.86 per Mcfe in the same period in 1996 as a result of increased production of natural gas which had lower per unit operating costs.

Depreciation, depletion and amortization (DD&A) expense for the three months ended September 30, 1997, increased 81 percent to $647,000 from $357,000 for the same period in 1996. This increase was due to increased production and additional seismic and drilling costs. General and administrative expense for the three months ended September 30, 1997, increased 149 percent to $388,000 from $156,000 for the same period in 1996 as a result of increases in the number of employees and related benefits, increased office space and ramp-up expenses and charges relating to the Offering.

Net interest expense for the three months ended September 30, 1997, increased 113 percent to $17,000 from $8,000 in the same period in 1996. Increases in interest expense were due to increased debt levels in late 1996 and the first half of 1997. Capitalized interest increased to $163,000 in the third quarter of 1997 from $142,000 in the third quarter of 1996 as a result of increased levels of exploration activity and higher levels of unevaluated property.

Income before income taxes for the three months ended September 30, 1997, decreased 14 percent to $433,000 from $503,000 in the same period in 1996. Net income for the three months ended September 30, 1997, decreased to income of $281,000 from pro forma income (as if the Company had been a taxpaying entity for the period) of $322,000 for the same period in 1996 primarily as a result of deferred income tax expense, and increased DD&A and general and administrative expense.

Nine Months Ended September 30, 1997, Compared
To the Nine Months Ended September 30, 1996

Oil and natural gas revenues for the nine months ended September 30, 1997, increased 64 percent to $6,234,000 from $3,807,000 for the same period in 1996. Production volumes for natural gas during the nine months ended September 30, 1997, increased 126 percent to 2,123,056 Mcf from 937,914 Mcf for the same period in 1996. Average gas prices decreased 2 percent to $2.21 per Mcf during the nine months ended September 30, 1997 from $2.25 per Mcf in the same period in 1996. Production volumes for oil during the nine months ended September 30, 1997, decreased to 81,654 Bbls from 81,666 Bbls for the same period in 1996 . Average oil prices decreased 9 percent to $18.97 per barrel during the nine months ended September 30, 1997, from $20.82 per barrel in the same period in 1996. The increase in natural gas production was due primarily to production from new wells drilled and completed in the last quarter of 1996 and early 1997.

The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the nine months ended September 30, 1996 and 1997:

                                                                                                1997 Period
                                                                                          Compared to 1996 Period
                                                                 September 30            ------------------------
                                                           --------------------------    Increase       % Increase
                                                             1996           1997         (Decrease)     (Decrease)
                                                           ---------     ------------    ----------     ----------
Production volumes-
  Oil and condensate (Bbls)                                     81,666        81,654            (12)        -
  Natural gas (Mcf)                                            937,914     2,123,056      1,185,142       126 %
Average sales prices(1)
  Oil and condensate (per Bbl)                             $     20.82   $     18.97   $      (1.85)       (9)%
  Natural gas (per Mcf)                                           2.25          2.21           (.04)       (2)%
Operating revenues-
  Oil and condensate                                       $ 1,700,608   $ 1,549,056   $   (151,552)      (9) %
  Natural gas                                                2,106,392     4,685,205      2,578,813       122 %
                                                           -----------   -----------   ------------
                          Total                            $ 3,807,000   $ 6,234,261   $  2,427,261        64 %
                                                           ===========   ===========   ============

 .-------------------------------------
(1)      Including impact of hedging.

Oil and natural gas operating expenses for the nine months ended September 30, 1997, increased 9 percent to $1,779,000 from $1,628,000 for the same period in 1996. Oil and natural gas operating expenses increased primarily due to increased production as described above, which was partially offset by a decrease in operating expenses per equivalent unit to $.68 per Mcfe during the nine months ended September 30, 1997, from $1.14 per Mcfe in the same period in 1996. The per unit cost decreased primarily as a result of increased production of natural gas which had lower per unit operating costs than oil.

DD&A expense for the nine months ended September 30, 1997, increased 106 percent to $1,635,000 from $793,000 for the same period in 1996. This increase was due to increased production from successful drilling.

General and administrative expense for the nine months ended September 30, 1997, increased 214 percent to $993,000 from $316,000 for the same period in 1996, as a result of increases in the number of employees and related benefits, increased office space, and ramp-up expenses and charges related to the Offering.

Net interest expense for the nine months ended September 30, 1997, increased 37 percent to $108,000 from $79,000 in the same period in 1996. Increases in interest expense were due to increased debt levels in late 1996 and early 1997. Capitalized interest increased to $628,000 in the first three quarters of 1997 from $271,000 in the same period of 1996 as a result of increased levels of exploration activity and higher levels of unevaluated property.

Income before income taxes for the nine months ended September 30, 1997, increased 74 percent to $1,719,000 from $990,000 in the same period in 1996. Net income for the nine months ended September 30, 1997, decreased to a loss of $367,000 from pro forma income (as if the Company had been a taxpaying entity for each period) of $633,000 for the same period in 1996 primarily as a result of a one-time noncash charge of $1,623,000 reflecting the termination of the Company's pass-through tax status.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have included funds generated by operations, equity capital contributions and borrowings, primarily under revolving credit facilities and proceeds from the Offering. A portion of the proceeds from the Offering was used to repay the amounts outstanding under the Company's revolving credit facilities and notes from certain of the Company's directors and officers.

Cash flows (used in) provided by operations (after changes in working capital) were $1,959,764 and $(99,422) for the nine months ended September 30, 1996 and 1997, respectively. The decrease in cash flows provided by operations in 1997 as compared to 1996 was due primarily to increase accounts receivable relating to joint interest billings and prepayments on upcoming outside operated drilling projects.

The Company initially budgeted capital expenditures in 1997 of approximately $21.9 million, $12.6 million of which is expected to be used to fund 3-D seismic surveys and land acquisitions and $9.3 million of which is expected to be used for drilling activities in the Company's project areas. The Company initially budgeted capital expenditures in 1998 of approximately $43.8 million. The Company initially budgeted to drill approximately 67 gross wells (26.9 net) in 1997 and 147 gross wells (67.5 net) in 1998. The Company plans to accelerate its drilling program, and as such, now expects to drill 6 gross wells (1.8 net) in addition to those wells previously budgeted for the fourth quarter of 1997 and expects its 1997 capital expenditures to increase accordingly. Actual amounts of capital expenditures and number of wells drilled may differ significantly from such estimates.

The Company has continued to reinvest a substantial portion of its cash flows into increasing its 3-D prospect portfolio, improving its 3-D seismic interpretation technology and funding its drilling program. Oil and gas capital expenditures were $10.1 million and $22.0 million for the three and nine months ended September 30, 1997, respectively. The Company's drilling efforts resulted in the successful completion of 18 gross wells (6.9 net) in 1996 and 41 gross wells (15.1 net) during the nine months ended September 30, 1997.

The Company has experienced and expects to continue to experience substantial working capital requirements primarily due to the Company's active exploration and development programs and, to a much lesser extent, its technology enhancement programs. The Company has accelerated its drilling program and continues to pursue the acquisition of additional prospective acreage for exploration. As a result of the acceleration of capital expenditures, combined with the recent curtailment of production of the Company's Wheeler wells by the Texas Railroad Commission and the uncertainty of anticipated cash flow from wells yet to be drilled, the Company believes that additional financing will be necessary to fund the Company's aggressive growth, development and exploration program planned for 1997 and 1998. In the event such capital resources are not available to the Company, its exploration and other activities may be curtailed.

FINANCING ARRANGEMENTS

In connection with the Offering, the Company entered into an amended revolving credit agreement with Compass Bank, (the "Company Credit Facility"), which provides for a maximum loan amount of $25 million, subject to borrowing base limitations. Prior to the Offering, the Company utilized various credit facilities as well as borrowings from certain directors and officers of the Company. Except for the Company Credit Facility, all of these facilities and borrowings were terminated with the close of the Offering. Under the Company Credit Facility, the principal outstanding is due and payable upon maturity in June 1999 with interest due monthly. The interest rate for borrowings is calculated at a floating rate based on the Compass index rate or LIBOR plus 2 percent. The Company's obligations are secured by certain of its oil and gas properties and cash or cash equivalents included in the borrowing base.

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

                          PART II.  OTHER INFORMATION


Item 1 - Legal Proceedings

         From time to time the Company is a party to various legal proceedings arising in the ordinary course of business. The Company is not currently a party to any litigation that it believes could have a material adverse effect on the financial position of the Company.

Item 2 - Changes in Securities and Use of Proceeds

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

         The aggregate price to the public for the shares sold in the Offering was $31,625,000. The expenses incurred by the Company with respect to the Offering were as follows:

 Underwriter Discounts and Commissions . . . . . . . . . . . . .  $  2,213,750
 Other Expenses  . . . . . . . . . . . . . . . . . . . . . . . .     1,308,132
                                                                     ---------
          Total  . . . . . . . . . . . . . . . . . . . . . . . .  $  3,521,882
                                                                     =========

The amount of other expenses set forth above is a reasonable estimate of such amount. None of such payments were direct or indirect payments to directors or officers of the Company or their associates, to persons owning ten percent or more of any class of equity securities of the Company or to affiliates of the Company.

         The net proceeds to the Company from the Offering were $28.1 million. As of September 19, 1997, the Company has used such net proceeds as follows:
(i) to repay $ 16.5 million of indebtedness outstanding under the Company's revolving credit facilities, (ii) to repay $ 3.2 million of promissory notes outstanding to certain of the Company's directors and officers, (iii) to provide $ 5.7 million in working capital and (iv) to make $ 3.0 million in temporary investments. Except as set forth in clause (ii), none of such payments were direct or indirect payments to directors or officers of the Company or their associates, to persons owning ten percent or more of any class of equity securities of the Company or to affiliates of the Company.

Item 3 - Defaults Upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 5 - Other Information

                 FORWARD LOOKING STATEMENTS

         The statements contained in all parts of this document, including, but not limited to, those relating to the Company's schedule, targets, estimates or results of future drilling, budgeted wells, increases in wells, budgeted and other future capital expenditures, use of offering proceeds, expected production or reserves, increases in reserves, acreage working capital requirements, hedging activities, the ability of expected sources of liquidity to implement its business strategy, and any other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe" and similar expression are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, the Company's dependence on its key personnel, factors that affect the Company's ability to manage its growth and achieve its business strategy, risks relating to, limited operating history, technological changes, significant capital requirements of the Company, the potential impact of government regulations, litigation, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks and other factors detailed in the Registration Statement and the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

Item 6 - Exhibits and Reports on Form 8-K

         Exhibits


   Exhibit                                     Description
   Number                                      -----------
   ------
   +2.1  - Combination Agreement by and among the Company, Carrizo Production, Inc., Encinitas
         - Partners Ltd., La Rosa Partners Ltd., Carrizo Partners Ltd., Paul B. Loyd, Jr., Steven A.
           Webster, S.P. Johnson IV, Douglas A.P. Hamilton and Frank A. Wojtek dated as of June 6,
           1997 (Incorporated herein by reference to Exhibit 2.1 to the Company's Registration
           Statement on Form S-1 (Registration No. 333-29187)).

   +3.1  - Amended and Restated Articles of Incorporation of the Company (Incorporated herein by
         - reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration
           No. 333-29187)).

   +3.2  - Amended and Restated Bylaws of the Company, as amended by Amendment No. 1 (incorporated
         - herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form 8-A
           (Registration No. 000-22915).


   +4.1  - First Amended, Restated, and Combined Loan Agreement between the Company and Compass Bank
         - dated August 28, 1997.

   27.1  - Financial Data Schedule.
+  Incorporated herein by reference as indicated.

   Reports on Form 8-K

            No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Carrizo Oil & Gas, Inc.
                                    (Registrant)



Date:  November 14, 1997            By:  /s/S.P. Johnson IV
                                    --------------------------------------------
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date:  November 14, 1997            By:  /s/Frank A. Wojtek
                                    --------------------------------------------
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                              INDEX TO EXHIBITS


   Exhibit                                     Description
   Number                                      -----------
   ------
   +2.1  - Combination Agreement by and among the Company, Carrizo Production, Inc., Encinitas
         - Partners Ltd., La Rosa Partners Ltd., Carrizo Partners Ltd., Paul B. Loyd, Jr., Steven A.
           Webster, S.P. Johnson IV, Douglas A.P. Hamilton and Frank A. Wojtek dated as of June 6,
           1997 (Incorporated herein by reference to Exhibit 2.1 to the Company's Registration
           Statement on Form S-1 (Registration No. 333-29187)).

   +3.1  - Amended and Restated Articles of Incorporation of the Company (Incorporated herein by
         - reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (Registration
           No. 333-29187)).

   +3.2  - Amended and Restated Bylaws of the Company, as amended by Amendment No. 1 (incorporated
         - herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form 8-A
           (Registration No. 000-22915).


   +4.1  - First Amended, Restated, and Combined Loan Agreement between the Company and Compass Bank
         - dated August 28, 1997.

   27    - Financial Data Schedule.

+  Incorporated herein by reference as indicated.