Form 10-Q
period 1998-03-31
CARRIZO OIL & GAS INC
filed 1998-05-14
CIK 1040593

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q



[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended MARCH 31, 1998


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]*. No [ ]

* The registrant became subject to the reporting requirements of Section 13 of the Securities Act of 1933 on August 5, 1997.

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of May 11, 1998, the latest practicable date, was 10,375,000.

                            CARRIZO OIL & GAS, INC.
                                   FORM 10-Q
                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998
                                     INDEX


PART I.  FINANCIAL INFORMATION                                                                          PAGE
       Item 1.       Condensed Balance Sheets
                     - As of March 31, 1998 and December 31, 1997                                         2

                     Condensed Statements of Operations
                     - For the three-month periods ended March 31, 1998 and 1997                          3

                     Condensed Statements of Cash Flows
                     - For the three-month periods ended March 31, 1998 and 1997                          4

                     Notes to Condensed Financial Statements                                              5

       Item 2.       Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                                                  8

PART II.  OTHER INFORMATION

       Items 1-6.                                                                                         13

SIGNATURES                                                                                                18

                           CARRIZO OIL & GAS, INC.

                           CONDENSED BALANCE SHEETS




                                                                                     December 31,       March 31,
                                                                                        1997             1998
                                                                                   ----------------  --------------
                                                                                                      (Unaudited)
                                      ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                         $   2,674,837   $ 11,800,235
  Accounts receivable                                                                   3,635,504      3,100,382
  Advances to operators                                                                 1,817,990      1,914,846
  Other current assets                                                                    108,633        116,613
                                                                                    -------------   ------------
                             Total current assets                                       8,236,964     16,932,076

PROPERTY AND EQUIPMENT, net (full-cost method of accounting for oil and gas
  properties                                                                           45,082,833     53,276,520
OTHER ASSETS                                                                              338,638        303,791
                                                                                    -------------   ------------
                                                                                    $  53,658,435   $ 70,512,387
                                                                                    =============   ============

                              LIABILITIES AND EQUITY

CURRENT LIABILITIES:
  Accounts payable, trade                                                           $  10,433,479   $  6,014,823
  Dividends payable                                                                       --             622,500
  Other current liabilities                                                                79,328         66,131
                                                                                    -------------   ------------
                             Total current liabilities                                 10,512,807      6,703,454

LONG-TERM DEBT                                                                          7,950,000          --
DEFERRED INCOME TAXES                                                                   2,300,267      2,400,170
MANDATORILY REDEEMABLE PREFERRED STOCK (10,000,000 shares authorized with none and 300,000 issued and outstanding at December 31, 1997
   and March 31, 1998, respectively)(Note 4)                                              --          28,558,424
SHAREHOLDERS' EQUITY:
  Warrants (Note 4)                                                                       --             300,000
  Common Stock (40,000,000 shares authorized with 10,375,000 issued
  and outstanding at December 31, 1997 and March 31, 1998)                                103,750        103,750
  Additional paid-in capital                                                           32,845,727     32,845,727
  Retained earnings (deficit)                                                             365,690       (119,268)
  Deferred compensation                                                                  (419,806)      (279,870)
                                                                                    -------------   ------------
                                                                                       32,895,361     32,850,339
                                                                                    -------------   ------------
                                                                                    $  53,658,435   $ 70,512,387
                                                                                    =============   ============

  The accompanying notes are an integral part of these financial statements.

                            CARRIZO OIL & GAS, INC.

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                                               For the Three
                                                                                               Months Ended
                                                                                                  March 31,
                                                                                       ----------------------------
                                                                                           1997           1998
                                                                                       -------------  -------------
OIL AND NATURAL GAS REVENUES                                                           $ 1,853,170    $  2,338,882

COSTS AND EXPENSES:
  Oil and natural gas operating expenses                                                   557,464         629,446
  Depreciation, depletion and amortization                                                 382,475         759,504
  General and administrative                                                               197,615         834,352
                                                                                       -----------    ------------

               Total costs and expenses                                                  1,137,554       2,223,302
                                                                                       -----------    ------------

OPERATING INCOME                                                                           715,616         115,580

OTHER INCOME AND EXPENSES:
  Interest income                                                                            --            193,503
  Interest expense                                                                        (146,447)        (57,731)
  Interest expense, related parties                                                        (42,051)          --
  Capitalized interest                                                                     188,498          54,646
                                                                                       -----------    ------------

INCOME BEFORE INCOME TAXES                                                                 715,616         305,998

INCOME TAX EXPENSE (Note 3)                                                                  --            120,463
                                                                                       -----------    ------------

NET INCOME                                                                             $   715,616    $    185,535
                                                                                       ===========    ============

LESS:  DIVIDENDS AND ACCRETION ON
  PREFERRED SHARES                                                                          --            (670,494)
                                                                                       -----------    ------------

NET INCOME (LOSS) AVAILABLE TO
  COMMON SHAREHOLDERS                                                                  $   715,616        (484,959)
                                                                                       ===========    ============
BASIC EARNINGS (LOSS) PER COMMON
  SHARE (Note 2)                                                                       $       .06            (.05)
                                                                                       ===========    ============
DILUTED EARNINGS (LOSS) PER COMMON
  SHARE (Note 2)                                                                       $       .06            (.05)
                                                                                       ===========    ============


  The accompanying notes are an integral part of these financial statements.

                            CARRIZO OIL & GAS, INC.

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                               For the Three
                                                                                               Months Ended
                                                                                                 March 31,
                                                                                      -----------------------------
                                                                                          1997             1998
                                                                                      --------------  -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                                       $     715,616   $     185,535
     Adjustment to reconcile net income (loss) to net cash provided by operating activities
         Depreciation, depletion and amortization                                           382,475         759,504
         Deferred income taxes                                                               --              99,903
     Changes in assets and liabilities-
       Accounts receivable                                                                 (818,190)        535,122
       Other current assets                                                                 (42,452)         (7,980)
       Accounts payable, trade                                                            1,538,883      (5,013,493)
       Interest payable to related parties and other current liabilities                     60,165         (13,197)
                                                                                      -------------   -------------
              Net cash provided by (used in)
                operating activities                                                      1,836,497      (3,454,606)
                                                                                      -------------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, accrual basis                                                 (4,416,945)     (8,918,344)
       Adjustment to cash basis                                                              63,338         734,773
       Advance to operators                                                                    --           (96,856)
                                                                                      -------------   -------------
              Net cash used in
                investing activities                                                     (4,353,607)     (8,280,427)
                                                                                      -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from sale of preferred stock                                              --           28,810,431
     Proceeds from long-term debt                                                         2,965,000           --
     Debt repayments                                                                       (500,000)     (7,950,000)
     Proceeds from related-party notes payable                                              105,000           --
     Distributions                                                                          (45,000)          --
                                                                                      -------------   -------------
              Net cash provided by
                financing activities                                                      2,525,000      20,860,431
                                                                                      -------------   -------------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                                                    7,890       9,125,398

CASH AND CASH EQUIVALENTS, beginning of period                                            1,492,603       2,674,837
                                                                                      -------------   -------------

CASH AND CASH EQUIVALENTS, end of period                                              $   1,500,493   $  11,800,235
                                                                                      =============   =============

SUPPLEMENTAL CASH FLOW DISCLOSURES:

     Cash paid for interest (net of amounts capitalized)                              $       --      $      --
                                                                                      =============   =============


  The accompanying notes are an integral part of these financial statements.

                            CARRIZO OIL & GAS, INC.

              NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



1.  NATURE OF OPERATIONS, COMBINATION AND OFFERING

The condensed financial statements included herein have been prepared by Carrizo Oil & Gas, Inc. (the Company), and are unaudited, except for the balance sheet at December 31, 1997, which has been prepared from the audited financial statements at that date. The financial statements reflect necessary adjustments, all of which were of a recurring nature, and are in the opinion of management necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The Company believes that the disclosures presented are adequate to allow the information presented not to be misleading. The condensed financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

2. EARNINGS PER COMMON SHARE:

Supplemental earnings per share information is provided below:

                                                                For the Three Months Ended March 31,1997
                                                           ------------------------------------------------
                                                                                                Per-Share
                                                               Income           Shares            Amount
                                                           --------------   -------------   ---------------
Net Income (pro forma), see Note 3                         $  457,994

Basic Earnings per Share
     Net Income available to common shareholders           $  457,994          7,500,000          $0.06
                                                                                                  =====

Stock Options                                                   --               222,120
                                                           -----------      ------------

Diluted Earnings per Share
     Net Income available to common
        shareholders plus assumed conversions              $  457,994          7,722,120          $0.06
                                                           ==========       ============          =====


                                                                                     For the Three Months Ended March 31, 1998
                                                                                ------------------------------------------------
                                                                                                                     Per-Share
                                                                                    Income           Shares            Amount
                                                                                --------------   -------------   ---------------
                     Net Income                                                   $ 185,535
                       Less:  Dividends and accretion on preferred stock          $(670,494)
                                                                                  ---------

                     Basic Earnings per Share
                          Net Loss available to common shareholders               $(484,959)       10,375,000         $(0.05)
                                                                                                                      ======


                     Stock Options                                                       --           112,769
                                                                                  ---------       -----------

                     Diluted Earnings per Share
                          Net Loss available to common shareholders plus
                             assumed conversions                                  $ (484,959)      10,487,769         $(0.05)
                                                                                  ==========       ==========         ======


Net income (loss) per common share has been computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the periods. During the three months ended March 31, 1998, the Company had outstanding 250,000 stock options and warrants to purchase 1,000,000 shares of common stock, which were antidillutive and were not included in the calculation as the exercise price exceeded the market value. In 1997, the Company adopted SFAS No. 128, "Earnings per Share," effective December 31, 1997. There was no effect for this accounting change on previously reported earnings per share (EPS) data.

3. INCOME TAXES:

The following includes pro forma income taxes and net income for the three-month period ended March 31, 1997, using the incremental statutory federal income tax rate which would have been provided had the Company been a taxpaying entity for all periods presented. The Company was not a taxpaying entity until June, 1997.

                                                                For the Three
                                                                Months Ended
                                                                  March 31,
                                                               ---------------
                                                                   1997
                                                                   ----
Income before income taxes                                      $715,616

Pro forma income taxes                                           257,622
                                                                 -------

Pro forma net income                                            $457,994
                                                                ========

4. SALES OF PREFERRED STOCK AND WARRANTS:

In January 1998, the Company consummated the sale of 300,000 shares of Preferred Stock and Warrants to purchase 1,000,000 shares of Common Stock to affiliates of Enron Corp. The net proceeds received by the Company from this transaction were approximately $28.8 million. A portion of the proceeds were used to repay indebtedness of $7.95 million. The remaining proceeds are expected to be used primarily for oil and natural gas exploration and development activities in Texas and Louisiana. The Preferred Stock provides for annual cumulative dividends of $9.00 per share, payable quarterly in cash or, at the option of the Company until January 15, 2002, in additional shares of Preferred Stock. Payments for the quarter ended March 31, 1998 were made by the issuance of an additional 6,225 shares of Preferred Stock. As of April 15, 1998, there were 306,225 shares of Preferred Stock outstanding. The Warrants, which had a fair value at issuance of $.30 per share, will be accreted through the term of the Preferred Stock.

The Preferred Stock is required to be redeemed by the Company (i) on January 8, 2005, or (ii) after a request for redemption from the holders of at least 30,000 shares of the Preferred Stock (or, if fewer than such number of shares of Preferred Stock are outstanding, all of the outstanding shares of Preferred Stock) and the occurrence of certain events. The Preferred Stock also may be redeemed at the option of the Company at any time in whole or in part. All redemptions are at a price per share, together with dividends accumulated and unpaid to the date of redemption, decreasing over time from an initial rate of $104.50 per share to $100 per share. The Warrants (i) enable the holders to purchase 1,000,000 share of Common Stock at a price of $11.50 per share (payable in cash, by "cashless exercise" and certain other methods), subject to adjustments, (ii) expire after a seven-year term, and (iii) are exercisable after one year.

5.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" (Statement No. 130") and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information ("Statement No. 131"). In February 1998, the FASB issued Statement No. 132 "Employers' Disclosure About Pension and Other Post-retirement Benefits" ("Statement No. 132") that revised disclosure requirements for pension and other post- retirement benefits. Statement No. 132 does not impact Carrizo's disclosure or reporting. During the first quarter of 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accounts issued two Statements of Position ("SOP"), SOP 98-5 "Reporting on the Costs of Start-up Activities and SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".

Statement No. 130 established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This standard does not currently alter the Company's reporting or disclosure.

Statement No. 131 established standards for the way public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to share holders. It also established standards for related disclosure about products and services, geographic areas and major customers. Statement No. 131 will not currently impact the Company's disclosure or reporting.

SOP 98-1 establishes guidance on the accounting for the costs of computer software developed or obtained for internal use. The Company's current accounting policies adhere to the provisions of the SOP.

SOP 98-5 provides guidance on the accounting for start up costs and organization costs, and must be adopted for fiscal years beginning after December 15, 1998. At adoption, the Company will be required to record the cumulative effect of a change in accounting principle to write off any unamortized start up or organization costs remaining on the balance sheet. The Company plans to adopt the SOP in the first quarter of 1999.

                 ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors that have affected certain aspects of the Company's financial position and results of operations during the periods included in the accompanying unaudited condensed financial statements. This discussion should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 and the unaudited condensed financial statements included elsewhere herein. Unless otherwise indicated by the context, references herein to "Carrizo" or "Company" mean Carrizo Oil & Gas, Inc., a Texas corporation that is the registrant.

GENERAL OVERVIEW

The Company began operations in September 1993 and initially focused on the acquisition of producing properties. As a result of the increasing availability of economic onshore 3-D seismic surveys, the Company began to obtain 3-D seismic data and options to lease substantial acreage in 1995 and began to drill its 3-D based prospects in 1996. The Company drilled 70 wells in 1997 and ten wells through the three months ended March 31, 1998. The Company had initially budgeted to drill a total of 150 gross wells in 1998. As a result of unexpected delays in settling certain land issues and poor weather, the Company drilled ten wells in the three months ended March 31, 1998 which is fewer than number contemplated in the initial budget. The Company anticipates accelerating the drilling schedule for the remainder of the year and accordingly still hopes to achieve its goal of drilling a total of 150 gross wells (including the ten wells drilled during the three months ended March 31, 1998) in 1998. However, considering the unexpected delays which were encountered in the first quarter, there is an increased risk that this goal will not be achieved. Depreciation, depletion and amortization, oil and gas operating expenses and production are expected to increase. The Company has typically retained the majority of its interests in shallow, normally pressured prospects and sold a portion of its interests in deeper, overpressured prospects.

The financial statements are prepared on the basis of a combination of Carrizo and the entities that were a party to the Combination Transactions. Carrizo and the entities combined with it in the Combination Transactions were not required to pay federal income taxes due to their status as partnerships or Subchapter S corporations, which are not subject to federal income taxation. Instead, taxes for such periods were paid by the shareholders and partners of such entities. On May 16, 1997, Carrizo terminated its status as an S corporation and thereafter became subject to federal income taxes. In accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," the Company established a deferred tax liability in the second quarter of 1997 which resulted in a noncash charge to income of approximately $1.6 million.

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

Due to the instability of oil and natural gas prices, in 1995 the Company began utilizing, from time to time, certain hedging instruments (e.g., NYMEX futures contracts) for a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company's hedging arrangements apply to only a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas, or a sudden unexpected event materially impacts oil or natural gas prices. The Company accounts for all these transactions as hedging activities and, accordingly, gains and losses from hedging activities are included in oil and gas revenues during the period the hedged transactions occur. Historically, gains and losses from hedging activities have not been material. The Company expects that the amount of hedges that it has in place will vary from time to time. The Company entered in hedging transactions covering 180 Mmcf for the first quarter of 1998 at an average price (Houston Ship Channel) of $2.99 resulting in a net gain of

$150,000. The Company had outstanding hedge positions as of March 31, 1998 covering 488 Mmcf for April-July 1998 at an average price of $2.15 (Houston Ship Channel).

The Company uses the full-cost method of accounting for its oil and gas properties. Under this method, all acquisition, exploration and development costs, including any general and administrative costs that are directly attributable to the Company's acquisition, exploration and development activities, are capitalized in a "full-cost pool" as incurred. The Company records depletion of its full-cost pool using the unit-of-production method. To the extent that such capitalized costs in the full-cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the present value (using a 10 percent discount rate) of estimated future net after-tax cash flows from proved oil and gas reserves, such excess costs are charged to operations. The Company has not been required to make any such write-downs. Once incurred, a write-down of oil and gas properties is not reversible at a later date. The ceiling test for many full cost companies, including Carrizo, could be negatively impacted by prolonged unfavorable oil and gas prices, potentially resulting in the Company recording a non-cash charge to earnings related to its oil and gas properties during 1998.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998,
Compared to the Three Months Ended March 31, 1997

Oil and natural gas revenues for the three months ended March 31, 1998 increased 26 percent to $2,339,000 from $1,853,000 for the same period in 1997. Production volumes for natural gas during the three months ended March 31, 1998 increased 19 percent to 707,171 Mcf from 592,274 Mcf for the same period in 1997. Average gas prices increased 12 percent to $2.64 per Mcf in the first quarter of 1998 from $2.35 per Mcf in the same period in 1997. Production volumes for oil in the first quarter of 1998 increased 55 percent to 33,175 Bbls from 21,382 Bbls for the same period in 1997. Average oil prices decreased 34 percent to $14.19 per barrel in the first quarter of 1998 from $21.51 per barrel in the same period in 1997. The increase in natural gas production was due primarily to production from new wells drilled and completed during 1997.

The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the three months ended March 31, 1997 and 1998:

                                                                                                1998 Period
                                                                                          Compared to 1997 Period
                                                                                          -----------------------
                                                                    March 31              Increase      % Increase
                                                              1997          1998         (Decrease)     (Decrease)
                                                           ------------  ------------    ----------     ----------
Production volumes-
  Oil and condensate (Bbls)                                     21,382        33,175        11,793         55%

  Natural gas (Mcf)                                            592,274       707,171       114,897         19%
  Average sales prices-(1)
  Oil and condensate (per Bbl)                             $     21.51   $     14.19   $   (7.32)         (34)%
  Natural gas (per Mcf)                                           2.35          2.64         .29           12%
Operating revenues-
  Oil and condensate                                       $   459,975   $   470,689   $    10,714          2%

  Natural gas                                                1,393,195     1,868,193       474,998         34 %
                                                           -----------   -----------   -----------
                          Total                            $ 1,853,170   $ 2,338,882   $   485,712         26 %
                                                           ===========   ===========   ===========

------------------
(1) Includes impact of hedging activities.

Oil and natural gas operating expenses for the three months ended March 31, 1998 increased 13 percent to $629,000 from $557,000 for the same period in 1997 primarily due to the addition of new production offset by a reduction in costs on older producing fields. Operating expenses per equivalent unit decreased to $.69 per Mcfe in the first quarter of 1998 from $.77 per Mcfe in the same period in 1997 as a result of increased production of natural gas which had lower per unit operating costs.

Depreciation, depletion and amortization (DD&A) expense for the three months ended March 31, 1998 increased 99 percent to $760,000 from $382,000 for the same period in 1997. This increase was due to increased production and additional seismic and drilling costs. General and administrative expense for the three months ended March 31, 1998 increased 322 percent to $834,000 from $197,000 for the same period in 1997 as a result of increases in the number of employees and related benefits, increased office space and legal fees, professional fees and other expenses relating to year-end SEC reporting.

Interest income for the three months ended March 31, 1998 increased to $194,000 from zero in the first quarter of 1997. Net interest expense for the three months ended March 31, 1998, increased to $3,000 from zero in the same period in 1997. Capitalized interest decreased to $55,000 in the first quarter of 1998 from $188,000 in the first quarter of 1997 as total interest paid decreased as a result of debt retirement using proceeds from the Offering.

Income before income taxes for the three months ended March 31, 1998 decreased 57 percent to $306,000 from $716,000 in the same period in 1997. Net income for the three months ended March 31, 1998 decreased to income of $186,000 from $716,000 for the same period in 1997 primarily as a result of the increased DD&A, income taxes and general and administrative expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have included proceeds for the Offering and from the sale of shares of Preferred Stock and the Warrants (each as defined below), funds generated by operations, equity capital contributions and borrowings, primarily under revolving credit facilities.

Cash flows (used in) provided by operations (after changes in working capital) were $1,836,497 and $(2,928,962) for the three months ended March 31, 1997 and 1998, respectively. The decrease in cash flows provided by operations in 1998 as compared to 1997 was due primarily to decreases in trade accounts payable.

The Company has budgeted capital expenditures in 1998 of approximately $43.3 million. Of this amount, $18.6 million is expected to be used to fund 3-D seismic surveys and land acquisitions and $24.7 million is expected to be used for drilling activities in the Company's project areas. The Company has budgeted to drill approximately 150 gross wells (71.8 net) in 1998. Actual amounts of capital expenditures and number of wells drilled may differ significantly from such estimates.

The Company has continued to reinvest a substantial portion of its cash flows into increasing its 3-D prospect portfolio, improving its 3-D seismic interpretation technology and funding its drilling program. Oil and gas capital expenditures were $8.9 million for the three months ended March 31, 1998. The Company's drilling efforts resulted in the successful completion of 46 gross wells (17.5 net) during the year ended December 31, 1997 and 9 gross wells (3.0 net) during the three months ended March 31, 1998.

The Company has experienced and expects to continue to experience substantial working capital requirements primarily due to the Company's active exploration and development programs and, to a much lesser extent, its technology enhancement programs. While the Company believes that the net proceeds from the Offering, net proceeds for the sale of shares of Preferred Stock and the Warrants, cash flow from operations and borrowings under the Company's credit facility should allow the Company to implement its present business strategy during 1998, additional financing may be required in the future to fund the Company's growth, development and exploration program and continued technological enhancement. In the event such capital resources are not available to the Company, its exploration and other activities may be curtailed.

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

In December 1997, the Company and Compass entered into an amendment to the Company Credit Facility that provided for a term loan of $3 million. Interest for borrowings under the term loan was calculated at a floating rate based on the Company's index rate plus 2 percent. The amount outstanding under the term loan as of December 31, 1997 was $3 million. Amounts outstanding under the term loan were repaid in January 1998.

In January 1998, the Company consummated the sale of 300,000 shares of Preferred Stock and Warrants to purchase 1,000,000 shares of Common Stock to affiliates of Enron Corp. The net proceeds received by the Company from this transaction were approximately $28.8 million. A portion of the proceeds were used to repay indebtedness, as described above. The remaining balance is expected to be used primarily for oil and natural gas exploration and development activities in Texas and Louisiana. The Preferred Stock provides annual cumulative dividends of $9.00 per share, payable quarterly in cash, or, at the option of the Company until January 15, 2002, in additional shares of Preferred Stock. Payments for the quarter ended March 31, 1998 were made by the issuance of an additional 6,225 shares of Preferred Stock. As of April 15, 1998 there were 306,225 shares of Preferred Stock outstanding.

The Preferred Stock is required to be redeemed by the Company (i) on January 8, 2005, or (ii) after the occurrence of certain events, including (a) certain failures to declare and pay any two dividends, (b) certain breaches of provisions relating to the Preferred Stock, (c) for two consecutive fiscal quarterly periods the quarterly Cash Flow (as defined below) of the Company is less than the amount of the dividends accrued with respect to the Preferred Stock, (d) certain failures to pay or accelerations with respect to indebtedness for borrowed money, (e) certain violations of the shareholders' agreement relating to the Preferred Stock and (f) certain sales or dispositions of substantially all of the Company's assets. "Cash Flow" means net income prior to preferred dividends and accretion (i) plus (to the extent included in net income prior to preferred dividends and accretion) depreciation, depletion and amortization and other non-cash charges and losses on the sale of property
(ii) minus non-cash income items and required principal payments on indebtedness for borrowed money with a maturity from the original date of incurrence of such indebtedness of six months or greater (excluding voluntary prepayments and refinancings, but including prepayments (other than in connection with refinancings) which would otherwise be due under such indebtedness within a 60-day period following the date of such prepayments). The Preferred Stock also may be redeemed at the option of the Company at any time in whole or in part. All redemptions are at a price per share, together with dividends accumulated and unpaid to the date of redemption, decreasing over time from an initial rate of $104.50 per share to $100.00 per share.

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

Item 2 - Changes in Securities and Use of Proceeds

         On January 8, 1998, the Company consummated the transactions contemplated by the Stock Purchase Agreement dated January 8, 1998 (the "Purchase Agreement") among the Company, Enron Capital & Trade Resources Corp., a Delaware corporation ("Enron"), and Joint Energy Development Investments II, a Delaware limited partnership ("JEDI II"). Such transactions include (i) the payment by Enron and JEDI II of an aggregate purchase price of $30,000,000, (ii) the sale of 75,000 shares of 9% Series A Preferred Stock, par value $.01 per share (the "Preferred Stock"), the terms of which are set forth in the Statement of Resolution Establishing Series of Shares designated 9% Series A Preferred Stock (the "Statement of Resolution"), to Enron and 225,000 shares of Preferred Stock to JEDI II, (iii) the grant of warrants (the "Warrants") to purchase 250,000 and 750,000 shares of Common Stock to Enron and JEDI II, respectively, and (iv) the execution and delivery of the Shareholders' Agreement dated January 8, 1998 among the Company, S.P. Johnson IV, Frank A. Wojtek, Steven A. Webster, Paul B. Loyd, Jr., Douglas A.P. Hamilton, DAPHAM Partnership L.P., the Douglas A.P. Hamilton 1997 GRAT, Enron and JEDI II.

         The sale of the shares of Preferred Stock and the Warrants pursuant to the purchase Agreement is exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof as a transaction not involving any public offering.

                 PREFERRED STOCK

         The Statement of Resolution establishes a series of 500,000 shares (300,000 of which were initially issued to Enron and JEDI II under the Purchase Agreement) of the Company's preferred stock, designated as 9% Series A Preferred Stock with preferences, limitations and relative rights that include the following:

         Dividends. Holders of Preferred Stock are entitled to receive cumulative dividends at the rate of $9.00 per year on each share of Preferred Stock, payable quarterly. Dividends will be paid, at the option of the Company, (i) in cash or (ii) until and including the January 15, 2002 dividend due date, by issuing additional shares of Preferred Stock at the annual rate of 0.09 of a share of Preferred Stock on each share of Preferred Stock.

         Redemption. The Preferred Stock is required to be redeemed by the Company (i) on January 8, 2005, or (ii) after a request for redemption from the holders of at least 30,000 shares of the Preferred Stock (or, if fewer than such number of shares of Preferred Stock are outstanding, all of the outstanding shares of Preferred Stock) and the occurrence of the following events: (a) the Company has failed at any point in time to declare and pay any two dividends in the amount then due and payable on or before the date the second of such dividends is due and such dividends remain unpaid at such time, (b) the Company breaches certain other covenants concerning the payment of dividends or other distributions on or redemption or acquisition of shares of its capital stock ranking at parity with or junior to the Preferred Stock, (c) for two consecutive fiscal quarterly periods the quarterly Cash Flow (as defined below) of the Company is less than the amount of the dividends accrued in respect to the Preferred Stock, (d) the Company fails to pay certain amounts due on indebtedness for borrowed money or there has otherwise been an acceleration of such indebtedness for borrowed money, (e) there is a violation of the Shareholders' Agreement that is not waived or (f) the Company sells, leases, exchanges or otherwise disposes of all or substantially all of its property and assets which transaction does not provide for the redemption of the Preferred Stock. "Cash Flow" means net income prior to preferred dividends and accretion (i) plus (to the extent included in net income prior to preferred dividends and accretion) depreciation, depletion and amortization and other non-cash charges and losses on the sale of property (ii) minus non-cash income items and required principal payments on indebtedness for borrowed money with a maturity from the original date of incurrence of such indebtedness of six months or greater (excluding voluntary prepayments and refinancings, but including prepayments (other than in connection with refinancings) which would otherwise be due under such indebtedness within a 60-day period following the date of such prepayment).

         The Preferred Stock also may be redeemed at the option of the Company at any time in whole or in part.

         All redemptions are at a price per share, together with dividends accumulated and unpaid to the date of redemption as follows: (i) if the redemption occurs within 12 months of the date of initial issuance of Preferred Stock, $104.50 per share; (ii) if the redemption occurs after 12 months from but within 24 months of the date of initial issuance of the Preferred Stock, $102.25 per share; (iii) if the redemption occurs after 24 months from but within 36 months of the date of initial issuance of the Preferred Stock, $101.125 per share; and (iv) if the redemption occurs after 36 months from the date of initial issuance of the Preferred Stock, $100.00 per share.

         Voting. Holders of the Preferred Stock generally have no right to vote for directors or on other matters except in certain circumstances described herein or as otherwise required by law.

         The holders of Preferred Stock have the right to approve, by the affirmative vote of the holders of a majority of the shares of Preferred Stock, a merger or share exchange where Carrizo is the surviving entity and (i) the voting power of the number of voting shares outstanding immediately after the merger exceeds by more than 30 percent the voting power of the total number of voting shares of Carrizo outstanding immediately before the merger; or (ii) the number of participating shares outstanding immediately after the merger exceeds by more than 30 percent the total number of participating shares of Carrizo outstanding immediately before the merger.

         If, and only if, the Company fails to redeem the required number of shares of Preferred Stock pursuant to clauses (a) through (d) of the first paragraph under "--Redemption" above, the number of directors constituting the Board of Directors will be expanded and the holders of the Preferred Stock will have the right, voting separately as a class, to elect a majority of the board. These voting rights continue only until such time as the shares of Preferred Stock presented for redemption and required to be redeemed have been redeemed or all necessary funds have been set aside for payment.

         If, and only if, the Company fails to redeem the required number of shares of Preferred Stock pursuant clause (e) of the first paragraph under "--Redemption" above, the number of directors constituting the Board of Directors will be expanded by the number equal to the difference between (i) the whole number nearest to the quotient of (A) the number of directors then constituting the Board of Directors (unless such number is less than two, in which case the number of directors then constituting the Board of Directors will be deemed to be two) divided by (B) 0.73 and (ii) the number of directors then constituting the Board of Directors, and the holders of shares of Preferred Stock have the right, voting separately as a class, to elect the directors to fill such newly created directorships. These voting rights continue only until such time as the shares of Preferred Stock presented for redemption and required to be redeemed have been redeemed or all necessary funds have been set aside for payment.

         In addition, holders of the Preferred Stock have the right to approve any authorization or issuance, or increase in the authorized amount of
         (i) any stock ranking senior to the Preferred Stock or ranking on a parity with the Preferred Stock and (ii) any security convertible into or exchangeable or exercisable for stock of such class.

         Holders of Preferred Stock also have the right to vote as a class in a number of other circumstances as are required by Texas Business Corporation Act ("TBCA"). The affirmative vote of the holders of a majority of the holders of Shares of Preferred Stock entitled to vote thereon (unless a higher percentage is required by law or the Amended and Restated Articles of Incorporation of the Company) is required for any of these actions. The Statement of Resolution sets forth such provisions as they currently exist under the TBCA with respect to certain amendments to the Company's Articles of Incorporation and certain mergers.

         The terms of the Preferred Stock, including the voting rights thereof, could have the effect of delaying, deferring or preventing a takeover attempt of the Company.

         Liquidation. In the event of any voluntary or involuntary dissolution, liquidation or winding up of the Company (a "Liquidation"), before any distribution of assets is made to the holders of any Junior Stock (as defined below) of the Company, the holder of each share of Preferred Stock then outstanding will be entitled to be paid out of the assets of the Company available for distribution to its shareholders, an amount equal to the amount set forth below plus all dividends accumulated and unpaid on such share on the date fixed for the distribution of assets of the Company to the holders of Preferred Stock: (i) if the Liquidation occurs within 12 months of the date of initial issuance of Preferred Stock, $104.50 per share; (ii) if the Liquidation occurs after 12 months from but within 24 months of the date of initial issuance of the Preferred Stock, $102.25 per share; (iii) if the Liquidation occurs after 24 months from but within 36 months of the date of initial issuance of the Preferred Stock, $101.125 per share; and (iv) if the Liquidation occurs after 36 months from the date of initial issuance of the Preferred Stock, $100.00 per share.

         Ranking and Certain Covenants. The Preferred Stock ranks senior to the Common Stock and all other series of the Company's preferred stock (none of which are issued and outstanding as of the date hereof) as to the payment of dividends, as to payments upon redemption and as to the distribution of assets upon liquidation, dissolution or winding up unless, after the approval of the holders of a majority of the shares of Preferred Stock, the terms of such other series provide otherwise. So long as any shares of Preferred Stock are outstanding, (i) no dividends in cash, securities or other property may be declared, paid or set aside for payment or any other distribution made upon any Junior Stock (defined to include all stock ranking junior to the Preferred Stock, including the Common Stock) (other than dividends or distributions in Junior Stock or dividends of rights to purchase preferred or common stock of the type commonly known as "poison pill rights"; provided that such poison pill rights are not triggered solely as a result of the exercise of the rights and remedies under the Statement of Resolution, Stock Purchase Agreement, Shareholders' Agreement and/or Warrant Certificates); and (ii) except for redemptions, purchases or acquisitions of Preferred Stock, no parity stock may be (A) redeemed pursuant to a sinking fund or otherwise (unless all the parity stock is redeemed or a pro rata redemption is made from all holders of parity stock, the amount allocable to each series of such parity stock being determined on the basis of the aggregate liquidation preference of the outstanding shares of each series and the shares of each series are to be redeemed only on a pro rata basis) or (B) purchased or otherwise acquired for any consideration by the Company; and (iii) no Junior Stock may be redeemed or acquired for consideration except by conversion into or exchange for other Junior Stock; provided however that the Company shall be entitled to pay in cash such sum as may be required to eliminate fractional shares.

                 THE WARRANTS

         The Warrants are exercisable during the period beginning January 8, 1999 and ending January 8, 2005 for the purchase of an aggregate of 1,000,000 shares of Common Stock (the "Warrant Shares") at an exercise price of $11.50 per share, subject to certain adjustments. Each Warrant may be exercised by (i) paying the exercise price (A) in cash or (B) by surrender to the Company of shares of Preferred Stock or
         (ii) exercising the Warrant for a number of net Warrant Shares equal to (x) the number of Warrant Shares issuable upon exercise of the Warrant multiplied by the difference between the average market price of the Common Stock during the 20 trading day period preceding the date of exercise and the exercise price divided by (y) the average market price of the Common Stock during the 20 day trading period preceding the date of exercise. In addition, with the consent of the Company, the holder of the Warrant may receive a cash payment equal to the number of Warrant Shares for which the Warrant is exercised multiplied by the difference between the average market price of the Common Stock during the 20 trading day period preceding the date of exercise and the exercise price.

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

Item 3 - Defaults Upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 5 - Other Information

                 FORWARD LOOKING STATEMENTS

         The statements contained in all parts of this document, including, but not limited to, those relating to the Company's schedule, targets, estimates or results of future drilling, budgeted wells, increases in wells, budgeted and other future capital expenditures, use of offering proceeds, effects of litigation, expected production or reserves, increases in reserves, acreage working capital requirements, hedging activities, the ability of expected sources of liquidity to implement its business strategy, and any other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe" and similar expression are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, the Company's dependence on its key personnel, factors that affect the Company's ability to manage its growth and achieve its business strategy, risks relating to, limited operating history, technological changes, significant capital requirements of the Company, the potential impact of government regulations, litigation, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks and other factors detailed in the Registration Statement and the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

        +3.1  -   Amended  and Restated  Articles  of Incorporation  of the  Company (Incorporated  herein by reference to  Exhibit 3.1 to the Company's  Annual Report on Form  10-K for the  year ended
                  December 31, 1997).

        +3.2  -   Statement  of Resolution Establishing  Series of  Shares Designated  9% Series  A Preferred
                  Stock (Incorporated  herein by reference to  Exhibit 3.2 to the Company's  Annual Report on
                  Form 10-K for the year ended December 31, 1997).

        +3.3  -   Amended and  Restated Bylaws of  the Company, as  amended by Amendment  No. 1 (incorporated herein  by reference to  Exhibit 3.2  to the Company's  Registration Statement  on Form 8-A
                  (Registration No. 000-22915).

        +4.1  -   First  Amended, Restated, and Combined Loan Agreement  between the Company and Compass

                  Bank dated August 28, 1997.

        +4.2  -   First Amendment to First Amended, Restated and Combined Loan Agreement between the Company and  Compass Bank dated December 23, 1997 (Incorporated herein by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

        +4.3      Second Amendment to First  Amended, Restated and Combined  Loan  Agreement between  the
                  Company and Compass Bank dated December 30, 1997 (incorporated herein by reference to
                  Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31,
                  1997).

       +10.1  -   Stock Purchase Agreement dated  January 8, 1998 among the Company, Enron Capital & Trade
                  Resources Corp. and Joint Energy Development Investments II Limited  Partnership
                  (Incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form
                  8-K dated January 8, 1998).

       +10.2  -   Warrant Certificates (Incorporated herein by reference to Exhibit 4.2 to the Company's
                  Current Report on Form 8-K dated January 8, 1998).

       +10.3  -   Shareholders' Agreement dated January 8, 1998 among the Company, S.P. Johnson IV, Frank A.
                  Wojtek, Steven  A. Webster, Paul B. Loyd, Jr., Douglas A.P. Hamilton, DAPHAM Partnership,
                  L.P., The Douglas A.P. Hamilton 1997 GRAT, Enron Capital & Trade Resources Corp. and Joint
                  Energy Development Investments II Limited Partnership (Incorporated herein by reference to
                  Exhibit 99.2 to the Company's Current Report on Form 8-K dated January 8, 1998).

       +10.4  -   Form of Amendment to Executive Officer Employment Agreement (Incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated January 8,
                  1998).

        27.1  -   Financial Data Schedule.

+        Incorporated herein by reference as indicated.

         Reports on Form 8-K

            The Company filed a Form 8-K dated January 8, 1998 regarding the sale of shares of Preferred Stock and the Warrants.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 Carrizo Oil & Gas, Inc.
                                 (Registrant)



Date:  May 13, 1998              By:  /s/ S. P. Johnson IV
                                 ----------------------------------------------
                                 President And Chief Executive Officer
                                 (Principal Executive Officer)



Date:  May 13, 1998              By:  /s/ Frank A. Wojtek
                                 ----------------------------------------------
                                 Chief Financial Officer
                                 (Principal Financial and Accounting Officer)