Form 10-Q
period 1998-06-30
CARRIZO OIL & GAS INC
filed 1998-08-14
CIK 1040593

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended JUNE 30 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                        Commission File Number 000-22915.


                             CARRIZO OIL & GAS, INC.
             (Exact name of registrant as specified in its charter)

            TEXAS                                        76-0415919
-------------------------------              ---------------------------------
(State or other jurisdiction of              (IRS Employer Identification No.)
incorporation or organization)


14811 ST. MARY'S LANE, SUITE 148, HOUSTON, TEXAS                 77079
------------------------------------------------               ----------
    (Address of principal executive offices)                   (Zip Code)


                                 (281) 496-1352
                         -------------------------------
                         (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X*. No
                                      ---    ---

* The registrant became subject to the reporting requirements of Section 13 of the Securities Act of 1933 on August 5, 1997.

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of August 10, 1998, the latest practicable date, was 10,375,000.

                             CARRIZO OIL & GAS, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998
                                      INDEX


PART I.  FINANCIAL INFORMATION                                                            PAGE
        Item 1.       Condensed Balance Sheets
                      -  As of June 30, 1998 and December 31, 1997                          2

                      Condensed Statements of Operations
                      -  For the three-month and six-month periods ended June 30,
                         1998 and 1997                                                      3

                      Condensed Statements of Cash Flows
                      -  For the six-month periods ended June 30, 1998 and 1997             4

                      Notes to Condensed Financial Statements                               5

        Item 2.       Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                             8


PART II.  OTHER INFORMATION

        Items 1-6.                                                                         13

SIGNATURES                                                                                 15

                             CARRIZO OIL & GAS, INC.

                            CONDENSED BALANCE SHEETS

                                                                    December 31,      June 30,
                                                                       1997             1998
                                                                    ------------    ------------
                                                                                    (Unaudited)
                                       ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                        $  2,674,837    $  1,922,105
   Accounts receivable                                                 3,635,504       3,516,416
   Advances to operators                                               1,817,990       3,278,844
   Other current assets                                                  108,633         116,613
                                                                    ------------    ------------

                              Total current assets                     8,236,964       8,833,978


PROPERTY AND EQUIPMENT, net (full-cost method of accounting
   for oil and gas properties)                                        45,082,833      62,428,200

OTHER ASSETS                                                             338,638         305,622
                                                                    ------------    ------------
                                                                    $ 53,658,435    $ 71,567,800
                                                                    ============    ============

                               LIABILITIES AND EQUITY

CURRENT LIABILITIES:
   Accounts payable, trade                                          $ 10,433,479    $  7,222,067
    Dividends payable                                                         --         689,006
   Other current liabilities                                              79,328          78,568
                                                                    ------------    ------------

                              Total current liabilities               10,512,807       7,989,641

LONG-TERM DEBT                                                         7,950,000              --
DEFERRED INCOME TAXES                                                  2,300,267       2,342,676

MANDATORILY REDEEMABLE  PREFERRED STOCK (10,000,000 shares
    authorized with none and 300,000 issued and outstanding
    at December 31, 1997 and June 30, 1998, respectively)(Note 3)             --      29,233,362

SHAREHOLDERS' EQUITY:
   Warrants (Note 3)                                                          --         300,000
   Common Stock (40,000,000 shares authorized with
    10,375,000 issued and outstanding at December 31,
    1997 and June 30, 1998)                                              103,750         103,750
   Additional paid-in capital                                         32,845,727      32,845,727
   Retained earnings (deficit)                                           365,690        (967,486)
   Deferred compensation                                                (419,806)       (279,870)
                                                                    ------------    ------------
                                                                      32,895,361      32,002,121
                                                                    ------------    ------------

                                                                    $ 53,658,435    $ 71,567,800
                                                                    ============    ============

   The accompanying notes are an integral part of these financial statements.

                             CARRIZO OIL & GAS, INC.

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                            For the Three                 For the Six
                                                            Months Ended                  Months Ended
                                                              June 30,                      June 30,
                                                     --------------------------    --------------------------
                                                         1997           1998           1997           1998
                                                     -----------    -----------    -----------    -----------
OIL AND NATURAL GAS REVENUES                         $ 2,311,854    $ 1,848,765    $ 4,165,024    $ 4,187,647

COSTS AND EXPENSES:
   Oil and natural gas operating expenses                638,329        653,364      1,195,793      1,282,809
   Depreciation, depletion and amortization              605,549        860,862        988,024      1,620,367
   General and administrative                            407,146        558,280        604,761      1,392,633
                                                     -----------    -----------    -----------    -----------

                 Total costs and expenses              1,651,024      2,072,506      2,788,578      4,295,809
                                                     -----------    -----------    -----------    -----------

OPERATING INCOME (LOSS)                                  660,830       (223,741)     1,376,446       (108,162)

OTHER INCOME AND EXPENSES:
   Interest income                                            --         80,033             --        273,537
   Interest expense                                     (323,213)            --       (469,660)       (57,731)
   Interest expense, related parties                     (43,352)            --        (85,403)            --
   Capitalized interest                                  276,282             --        464,780         54,646
                                                     -----------    -----------    -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                        570,547       (143,708)     1,286,163        162,290

TAX EXPENSE (BENEFIT)                                  1,934,572        (36,934)     1,934,572         83,529
                                                     -----------    -----------    -----------    -----------
NET INCOME (LOSS)                                    $(1,364,025)   $  (106,774)   $  (648,409)   $    78,761
                                                     ===========    ===========    ===========    ===========

LESS:  DIVIDENDS AND ACCRETION ON PREFERRED SHARES            --       (741,444)            --     (1,411,938)
                                                     -----------    -----------    -----------    -----------

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS   $(1,364,025)   $  (848,218)   $  (648,409)   $(1,333,177)
                                                     ===========    ===========    ===========    ===========

BASIC EARNINGS (LOSS) PER COMMON SHARE (Note 2)      $      (.18)   $      (.08)   $      (.09)   $      (.13)
                                                     ===========    ===========    ===========    ===========

DILUTED EARNINGS (LOSS) PER COMMON SHARE (Note 2)    $      (.18)   $      (.08)   $      (.08)   $      (.13)
                                                     ===========    ===========    ===========    ===========

   The accompanying notes are an integral part of these financial statements.

                             CARRIZO OIL & GAS, INC.

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                   For the Six
                                                                                   Months Ended
                                                                                     June 30,
                                                                           ----------------------------
                                                                               1997            1998
                                                                           ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                     $   (648,409)   $     78,761
     Adjustment to reconcile net income (loss) to net cash provided by operating activities-
         Depreciation, depletion and amortization                               988,024       1,620,367
         Deferred income taxes                                                1,934,572          42,409
     Changes in assets and liabilities-
       Accounts receivable                                                   (4,309,241)        119,088
       Other current assets                                                  (1,741,473)         (7,980)
       Other assets                                                                  --         (34,386)
       Accounts payable, trade                                                  169,502      (5,145,559)
       Interest payable to related parties and other current liabilities        155,356            (760)
                                                                           ------------    ------------
               Net cash (used in)
                 operating activities                                        (3,451,669)     (3,328,060)
                                                                           ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, accrual basis                                    (11,884,645)    (18,758,396)
Adjustment to cash basis                                                      6,711,520       1,934,147
Advance to operators                                                                 --      (1,460,854)
                                                                           ------------    ------------
               Net cash used in
                 investing activities                                        (5,173,125)    (18,285,103)
                                                                           ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from sale of preferred stock                                     --      28,810,431
     Proceeds from long-term debt                                             9,734,454              --
     Debt repayments                                                           (500,000)     (7,950,000)
     Proceeds from related-party notes payable                                  130,545              --
     Distributions                                                              (90,000)             --
                                                                           ------------    ------------
               Net cash provided by
                 financing activities                                         9,274,999      20,860,431
                                                                           ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            650,205        (752,732)

CASH AND CASH EQUIVALENTS, beginning of period                                1,492,603       2,674,837
                                                                           ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                                   $  2,142,808    $  1,922,105
                                                                           ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Cash paid for interest (net of amounts capitalized)                   $     28,669    $      3,085
                                                                           ============    ============

   The accompanying notes are an integral part of these financial statements.

                             CARRIZO OIL & GAS, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.   NATURE OF OPERATIONS, COMBINATION
     AND OFFERING:

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

2.   EARNINGS PER COMMON SHARE:

Supplemental earnings per share information is provided below:

                                                 For the Three Months Ended June 30
                               ----------------------------------------------------------------------------
                                      Income (Loss)                    Shares             Per-Share Amount
                                   1997           1998           1997          1998       1997       1998
                               -----------    -----------      ---------    ----------   -------    -------
Net Income (loss)              $(1,364,025)   $  (106,774)
    Less:  Dividends and
       accretion on
         preferred stock                         (741,444)
                                              -----------
Basic Earnings per Share
    Net Income (loss)
       available to common
         shareholders          $(1,364,025)      (848,218)     7,500,000    10,375,000   $ (0.18)   $ (0.08)
                                                                                         =======    =======
Stock Options                           --             --        222,120        87,445
                               -----------    -----------    -----------   -----------

Diluted Earnings per Share
    Net Income (loss)
       available to common
         shareholders plus
         assumed conversions   $(1,364,025)   $  (848,218)     7,722,120    10,462,445   $ (0.18)   $ (0.08)
                               ===========    ===========    ===========   ===========   =======    =======

                                                     For the Six Months Ended June 30
                               ----------------------------------------------------------------------------
                                      Income (Loss)                    Shares             Per-Share Amount
                                   1997           1998           1997          1998       1997       1998
                               -----------    -----------      ---------    ----------   -------    -------

Net Income (loss)               $  (648,409)   $    78,761
  Less:  Dividends and
     accretion on preferred
        stock                            --     (1,411,938)
                                -----------    -----------
Basic Earnings per Share
     Net Income (loss)
        available to common
          shareholders             (648,409)    (1,333,177)     7,500,000    10,375,000   $ (0.09)   $ (0.13)
                                                                                          =======    =======

Stock Options                            --             --        222,120       105,810
                                -----------    -----------    -----------   -----------

Diluted Earnings per Share
     Net Income (loss)
        available to common
          shareholders plus
          assumed conversions   $  (648,409)   $(1,333,177)     7,722,120    10,480,810   $ (0.08)   $ (0.13)
                                ===========    ===========    ===========   ===========   =======    =======

Net income (loss) per common share has been computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the periods. During the six months ended June 30, 1998, the Company had outstanding 250,000 stock options and warrants to purchase 1,000,000 shares of common stock, which were antidillutive and were not included in the calculation as the exercise price exceeded the market value. In 1997, the Company adopted SFAS No. 128, "Earnings per Share," effective December 31, 1997. This accounting change had no effect on previously reported earnings per share
(EPS) data.

3.   SALES OF PREFERRED STOCK AND WARRANTS:

In January 1998, the Company consummated the sale of 300,000 shares of Preferred Stock and Warrants to purchase 1,000,000 shares of Common Stock to affiliates of Enron Corp. The net proceeds received by the Company from this transaction were approximately $28.8 million. A portion of the proceeds were used to repay indebtedness of $7.95 million.

The remaining proceeds are being used primarily for oil and natural gas exploration and development activities in Texas and Louisiana. The Preferred Stock provides for annual cumulative dividends of $9.00 per share, payable quarterly in cash or, at the option of the Company until January 15, 2002, in additional shares of Preferred Stock. Payments for the three and six months ended June 30, 1998 were made by the issuance of an additional 6,225 and 6,866.72 shares of Preferred Stock, respectively. As of July 15, 1998, there were 313,091.72 shares of Preferred Stock outstanding. The Warrants, which had a fair value at issuance of $.30 per share, will be accreted through the term of the Preferred Stock.

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

4.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" (Statement No. 130") and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information ("Statement No. 131"). In February 1998, the FASB issued Statement No. 132 "Employers' Disclosure About Pension and Other Post-retirement Benefits" ("Statement No. 132") that revised disclosure requirements for pension and other post-retirement benefits. Statement No. 132 does not impact Carrizo's disclosure or reporting. During the first quarter of 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accounts issued two Statements of Position ("SOP"), SOP 98-5 "Reporting on the Costs of Start-up Activities and SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".

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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

Statement No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance. Statement No. 133 cannot be applied retroactively. Statement No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 and, at the company's election, before January 1, 1998. The Company routinely enters into financial instrument contracts to hedge price risks associated with the sale of crude oil and natural gas. Statement No. 133 amends, modifies and supercedes significantly all of the authoritative literature governing the accounting for and disclosure of derivative financial instruments and hedging activities. As a result, adoption of Statement No. 133 will impact the accounting for and disclosure of the Company's operations. The Company is assessing the impact Statement No. 133 will have on its financial accounting and disclosures and intends to adopt the provisions of such statement in accordance with the requirements provided by the statement.

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

GENERAL OVERVIEW

The Company began operations in September 1993 and initially focused on the acquisition of producing properties. As a result of the increasing availability of economic onshore 3-D seismic surveys, the Company began to obtain 3-D seismic data and options to lease substantial acreage in 1995 and began to drill its 3-D based prospects in 1996. The Company drilled 70 wells in 1997 and 29 wells through the six months ended June 30, 1998. The Company had initially budgeted to drill a total of 150 gross wells in 1998. As a result of unexpected delays in settling certain land issues and poor weather, the Company drilled 29 wells in the six months ended June 30, 1998 which is fewer than number contemplated in the initial budget. As a result of lower commodity prices, the Company has reduced the number of wells it budgets to drill in 1998, but anticipates drilling at least as many wells in the second half of 1998 as in the first half of the year. Depreciation, depletion and amortization, oil and gas operating expenses and production are expected to increase. The Company has typically retained the majority of its interests in shallow, normally pressured prospects and sold a portion of its interests in deeper, overpressured prospects.

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

Due to the instability of oil and natural gas prices, in 1995 the Company began utilizing, from time to time, certain hedging instruments (e.g., NYMEX futures contracts) for a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company's hedging arrangements apply to only a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas, or a sudden unexpected event materially impacts oil or natural gas prices. The Company accounts for all these transactions as hedging activities and, accordingly, gains and losses from hedging activities are included in oil and gas revenues during the period the hedged transactions occur. Historically, gains and losses from hedging activities have not been material. The Company expects that the amount of hedges that it has in place will vary from time to time. The Company entered in hedging transactions covering 364 and 544 Mmcf for the three and six months ended June 30, 1998 at an average price (Houston Ship Channel) of 2.15 and 2.42 resulting in net income (loss) of $(11,000) and $129,000, respectively. The Company had outstanding hedge positions as of June 30, 1998 covering 124 Mmcf for July 1998 at an average price of $2.15 (Houston Ship Channel).

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998,
Compared to the Three Months Ended June 30, 1997

Oil and natural gas revenues for the three months ended June 30, 1998 decreased 20 percent to $1,849,000 from $2,312,000 for the same period in 1997. Production volumes for natural gas during the three months ended June 30, 1998 decreased 25 percent to 623,998 Mcf from 835,910 Mcf for the same period in 1997. Average gas prices increased 6 percent to $2.28 per Mcf in the second quarter of 1998 from $2.16 per Mcf in the same period in 1997. Production volumes for oil in the first quarter of 1998 increased 35 percent to 36,639 Bbls from 27,168 Bbls for the same period in 1997. Average oil prices decreased 37 percent to $11.71 per barrel in the second quarter of 1998 from $18.57 per barrel in the same period in 1997. The decrease in natural gas production was due primarily to the curtailment of the production from the Company's Wheeler wells and the declines in production from the Company's Encinitas wells combined with the delay in commencement of production from several wells drilled during the first quarter of 1998. The increase in oil production was due primarily to the production from new wells drilled and completed during 1997 and 1998.

The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the three months ended June 30, 1997 and 1998:

                                                                      1998 Period
                                                                 Compared to 1997 Period
                                           June 30              -------------------------
                                   -----------------------       Increase      % Increase
                                      1997         1998         (Decrease)     (Decrease)
                                   ----------   ----------      ----------     ----------
Production volumes-
   Oil and condensate (Bbls)           27,168       36,639           9,471          35%
   Natural gas (Mcf)                  835,910      623,998        (211,912)        (25%)
Average sales prices-(1)
   Oil and condensate (per Bbl)    $    18.57   $    11.71      $    (6.86)        (37%)
   Natural gas (per Mcf)                 2.16         2.28             .12           6%
Operating revenues-
   Oil and condensate              $  504,624   $  428,998      $  (75,626)        (15%)
   Natural gas                      1,807,230    1,419,767        (387,463)        (21%)
                                   ----------   ----------      ----------
                Total              $2,311,854   $1,848,765      $ (463,089)        (20%)
                                   ==========   ==========      ==========

------------
(1)   Includes impact of hedging activities.

Oil and natural gas operating expenses for the three months ended June 30, 1998 increased 2 percent to $653,000 from $638,000 for the same period in 1997. Operating expenses per equivalent unit increased to $.77 per Mcfe in the second quarter of 1998 from $.64 per Mcfe in the same period in 1997 as a result of decreased production of natural gas which had lower per unit operating costs.

Depreciation, depletion and amortization (DD&A) expense for the three months ended June 30, 1998 increased 42 percent to $861,000 from $606,000 for the same period in 1997. This increase was due to additional seismic and drilling costs.

General and administrative expense for the three months ended June 30, 1998 increased 37 percent to $558,000 from $407,000 for the same period in 1997 as a result of increases in the number of employees and related benefits and increased office space.

Interest income for the three months ended June 30, 1998 increased to $80,000 from zero in the second quarter of 1997. Net interest expense for the three months ended June 30, 1998, decreased to zero from $90,000 in the same period in 1997. Capitalized interest decreased to zero in the second quarter of 1998 from $276,000 in the second quarter of 1997 as no interest was paid as a result of debt retirement in the first quarter of 1998 using proceeds from the sale of Preferred Stock and Warrants.

Income (loss) before income taxes for the three months ended June 30, 1998 decreased 125 percent to a loss of $144,000 from $571,000 in the same period in 1997. Net loss for the three months ended June 30, 1998 decreased to $107,000 from $1,364,000 for the same period in 1997 primarily as a result of decreased income taxes offset by decreased revenue and increased DD&A and general and administrative expense.

Six Months Ended June 30, 1998,
Compared to the Six Months Ended June 30, 1997

Oil and natural gas revenues for the six months ended June 30, 1998 increased 1 percent to $4,188,000 from $4,165,000 for the same period in 1997. Production volumes for natural gas during the six months ended June 30, 1998 decreased 7 percent to 1,331,169 Mcf from 1,428,183 Mcf for the same period in 1997. Average gas prices increased 10 percent to $2.47 per Mcf in the first half of 1998 from $2.24 per Mcf in the same period in 1997. Production volumes for oil in the first half of 1998 increased 44 percent to 69,814 Bbls from 48,550 Bbls for the same period in 1997. Average oil prices decreased 35 percent to $12.89 per barrel in the first half of 1998 from $19.87 per barrel in the same period in 1997. The increase in oil production was due primarily to production from new wells drilled and completed during 1997 and 1998.

The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the six months ended June 30, 1997 and 1998:

                                                                    1998 Period
                                                              Compared to 1997 Period
                                           June 30           --------------------------
                                   ----------   ----------    Increase       % Increase
                                      1997         1998      (Decrease)      (Decrease)
                                   ----------   ----------   ----------      ----------
Production volumes-
   Oil and condensate (Bbls)           48,550       69,814       21,264            44%
   Natural gas (Mcf)                1,428,183    1,331,169      (97,014)           (7%)
Average sales prices-(1)
   Oil and condensate (per Bbl)    $    19.87   $    12.89   $    (6.98)          (35%)
   Natural gas (per Mcf)                 2.24         2.47          .23            10%
Operating revenues-
   Oil and condensate              $  964,599   $  899,687   $  (64,912)           (7%)
   Natural gas                      3,200,425    3,287,960       87,535             3%
                                   ----------   ----------   ----------

                     Total         $4,165,024   $4,187,647   $   22,623             1%
                                   ==========   ==========   ==========

------------

(2) Includes impact of hedging activities.

Oil and natural gas operating expenses for the six months ended June 30, 1998 increased 7 percent to $1,283,000 from $1,196,000 for the same period in 1997 primarily due to the addition of new wells offset by a reduction in costs on older producing fields. Operating expenses per equivalent unit increased to $.73 per Mcfe in the first half of 1998 from $.70 per Mcfe in the same period in 1997 as a result of declining production of natural gas.

Depreciation, depletion and amortization (DD&A) expense for the six months ended June 30, 1998 increased 64 percent to $1,620,000 from $988,000 for the same period in 1997. This increase was due to additional seismic and drilling costs. General and administrative expense for the six months ended June 30, 1998 increased 130 percent to $1,393,000 from $605,000 for the same period in 1997 as a result of increases in the number of employees and related benefits and increased office space.

Interest income for the six months ended June 30, 1998 increased to $274,000 from zero in the first half of 1997. Net interest expense for the three months ended June 30, 1998, decreased to $3,000 from $90,000 in the same period in 1997.

Capitalized interest decreased to $55,000 in the first half of 1998 from $465,000 in the first half of 1997 as total interest paid decreased as a result of debt retirement using proceeds from the Preferred Stock and Warrants sale.

Income before income taxes for the six months ended June 30, 1998 decreased 87 percent to $162,000 from $1,286,000 in the same period in 1997. Net income for the six months ended June 30, 1998 increased to income of $79,000 from a loss of $648,000 for the same period in 1997 primarily as a result of decreased income tax expense offset by increased DD&A and general and administrative expense.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have included proceeds for the Offering and from the sale of shares of Preferred Stock and the Warrants (each as defined below), funds generated by operations, equity capital contributions and borrowings, primarily under revolving credit facilities.

Cash flows used in provided by operations (after changes in working capital) were $3,452,000 and $3,328,000 for the six months ended June 30, 1997 and 1998, respectively. The decrease in cash flows provided by operations in 1998 as compared to 1997 was due primarily to decreases in trade accounts payable.

The Company has continued to reinvest a substantial portion of its cash flows into increasing its 3-D prospect portfolio, improving its 3-D seismic interpretation technology and funding its drilling program. Oil and gas capital expenditures were $18.7 million for the six months ended June 30, 1998. The Company's drilling efforts resulted in the successful completion of 46 gross wells (17.5 net) during the year ended December 31, 1997 and 19 gross wells (7.1 net) during the six months ended June 30, 1998. As a result of lower commodity prices, the Company has reduced its capital expenditure budget for 1998, but anticipates drilling at least as many wells in the second half of 1998 as in the first half of the year.

The Company has experienced and expects to continue to experience substantial working capital requirements primarily due to the Company's active exploration and development programs and, to a much lesser extent, its technology enhancement programs. While the Company believes that the net proceeds from the Offering, net proceeds for the sale of shares of Preferred Stock and the Warrants, cash flow from operations and borrowings under the Company's credit facility should allow the Company to implement its present business strategy, the Company is exploring alternatives for additional financing to ensure the Company's continued growth, and fund its aggressive development and exploration program and continued technological enhancement. In the event such capital resources are not available to the Company, its exploration and other activities may be curtailed.

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

Under the Company Credit Facility, Compass, in its sole discretion, will make semiannual borrowing base determinations based upon the proved oil and natural gas properties of the Company. Compass may redetermine the borrowing base and the monthly borrowing base reduction at any time and from time to time. The Company may also request borrowing base redeterminations in addition to its required semiannual reviews at the Company's cost. At June 30, 1998, the borrowing base amounted to $5,600,000 with no amounts outstanding.

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

In January 1998, the Company consummated the sale of 300,000 shares of Preferred Stock and Warrants to purchase 1,000,000 shares of Common Stock to affiliates of Enron Corp. The net proceeds received by the Company from this transaction were approximately $28.8 million. A portion of the proceeds were used to repay indebtedness, as described above. The remaining balance is expected to be used primarily for oil and natural gas exploration and development activities in Texas and Louisiana. The Preferred Stock provides annual cumulative dividends of $9.00 per share, payable quarterly in cash, or, at the option of the Company until January 15, 2002, in additional shares of Preferred Stock. Payments for the three and six months ended June 30, 1998 were made by the issuance of an additional 6,225 and 6,866.72 shares of Preferred Stock, respectively. As of July 15, 1998 there were 313,091.72 shares of Preferred Stock outstanding.

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

YEAR 2000

The Company is assessing the impact of the Year 2000 issue on its operations, including the development and implementation of project plans and cost estimates required to make its information systems infrastructure Year 2000 compliant. Based on existing information, the Company believes that anticipated spending necessary to become Year 2000 compliant will not have a material effect on the financial position, cash flows or results of operations of the Company, nor will the Year 2000 issues cause any material adverse effect on the future business operations of the Company. There can be no assurance, however, as to the ultimate effect of the Year 2000 issue on the Company.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS.

Not required or not applicable.

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

         None

Item 3 - Defaults Upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

(A)  Annual Meeting of Stockholders on May 20, 1998

(C) Set forth below are the results of the voting with respect to each matter acted upon at the meeting (proxy totals in thousands):


                                                                                 Broker
                                 For      Against    Withheld     Abstain       Non votes
                                 ---      -------    --------     -------       ---------
Election of Directors
   S.P. Johnson IV            9,075,799    16,000        --          --            --
   Frank A. Wojtek            9,075,799    16,000
   Steven A. Webster          9,075,799    16,000
   Douglas A.P. Hamilton      9,075,799    16,000
   Paul B. Loyd, Jr.          9,075,799    16,000
   Roberto Marsella           9,075,799    16,000

Approval of the Appointment
   of Arthur Andersen LLP
   as Independent Public
   Accountants                9,081,249    10,550        --          --            --


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

Item 6 - Exhibits and Reports on Form 8-K

         Exhibits

   Exhibit
   Number                    Description
   ------                    -----------

      +2.1    --  Combination Agreement by and among the Company, Carrizo
                  Production, Inc., Encinitas Partners Ltd., La Rosa Partners
                  Ltd., Carrizo Partners Ltd., Paul B. Loyd, Jr., Steven A.
                  Webster, S.P. Johnson IV, Douglas A.P. Hamilton and Frank A.
                  Wojtek dated as of June 6, 1997 (Incorporated herein by reference to Exhibit 2.1 to the Company's Registration
                  Statement on Form S-1 (Registration No. 333-29187)).

      +3.1    --  Amended and Restated Articles of Incorporation of the
                  Company (Incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1997).

      +3.2    --  Statement of Resolution Establishing Series of Shares
                  Designated 9% Series A Preferred Stock (Incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

      +3.3    --  Amended and Restated Bylaws of the Company, as amended by
                  Amendment No. 1 (incorporated herein by reference to Exhibit
                  3.2 to the Company's Registration Statement on Form 8-A
                  (Registration No. 000-22915).

      27.1    --  Financial Data Schedule.



+        Incorporated herein by reference as indicated.

         Reports on Form 8-K

              The Company did not file any reports on a Form 8-K during the quarter ended June 30, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           Carrizo Oil & Gas, Inc.
                                           (Registrant)



Date:  August 14, 1998                     By:  /s/ S. P. Johnson IV
                                              ----------------------------------
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


Date:  August 14, 1998                     By:  /s/Frank A. Wojtek
                                              ----------------------------------
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)

                               INDEX TO EXHIBITS


   EXHIBIT
   NUMBER                         DESCRIPTION
   ------                         -----------

      +2.1    --  Combination Agreement by and among the Company, Carrizo
                  Production, Inc., Encinitas Partners Ltd., La Rosa Partners
                  Ltd., Carrizo Partners Ltd., Paul B. Loyd, Jr., Steven A.
                  Webster, S.P. Johnson IV, Douglas A.P. Hamilton and Frank A.
                  Wojtek dated as of June 6, 1997 (Incorporated herein by reference to Exhibit 2.1 to the Company's Registration
                  Statement on Form S-1 (Registration No. 333-29187)).

      +3.1    --  Amended and Restated Articles of Incorporation of the
                  Company (Incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1997).

      +3.2    --  Statement of Resolution Establishing Series of Shares
                  Designated 9% Series A Preferred Stock (Incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

      +3.3    --  Amended and Restated Bylaws of the Company, as amended by
                  Amendment No. 1 (incorporated herein by reference to Exhibit
                  3.2 to the Company's Registration Statement on Form 8-A
                  (Registration No. 000-22915).

      27.1    --  Financial Data Schedule.



+        Incorporated herein by reference as indicated.