Form 10-Q
period 1998-09-30
CARRIZO OIL & GAS INC
filed 1998-11-16
CIK 1040593

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended SEPTEMBER 30 1998
                                               -----------------

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


                                 (281) 496-1352
                                 --------------
                         (Registrant's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X*   No
                                        ---     ---

* The registrant became subject to the reporting requirements of Section 13 of the Securities Act of 1933 on August 5, 1997.

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of November 10, 1998, the latest practicable date, was 10,375,000.

                             CARRIZO OIL & GAS, INC.
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998
                                      INDEX



PART I.  FINANCIAL INFORMATION

                                                                         PAGE
     Item 1.   Condensed Balance Sheets
               -  As of September 30, 1998 and December 31, 1997           2

               Condensed Statements of Operations
               -  For the three-month and nine-month periods ended
                  September 30, 1998 and 1997                              3

               Condensed Statements of Cash Flows
               -  For the nine-month periods ended September 30, 1998
                  and 1997                                                 4

               Notes to Condensed Financial Statements                     5

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         8


PART II.  OTHER INFORMATION

     Items 1-6.                                                           13

SIGNATURES                                                                16

                             CARRIZO OIL & GAS, INC.

                            CONDENSED BALANCE SHEETS

                                                                             December 31,     September 30,
                                                                                 1997              1998
                                                                             ------------      ------------
                                                                                               (Unaudited)
                                       ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                                 $  2,674,837      $  3,435,197
   Accounts receivable                                                          3,635,504         4,584,359
   Advances to operators                                                        1,817,990         1,425,986
   Other current assets                                                           108,633           581,503
                                                                             ------------      ------------

                              Total current assets                              8,236,964        10,027,045

PROPERTY AND EQUIPMENT, net (full-cost method of accounting for oil and
   gas properties)                                                             45,082,833        71,003,122

OTHER ASSETS                                                                      338,638           394,210
                                                                             ------------      ------------
                                                                             $ 53,658,435      $ 81,424,377
                                                                             ============      ============

                               LIABILITIES AND EQUITY

CURRENT LIABILITIES:
   Bank loan (Note 3)                                                        $         --      $  3,500,000
   Accounts payable, trade                                                     10,433,479        10,023,455
   Dividends payable                                                                   --           704,509
   Other current liabilities                                                       79,328           155,626
                                                                             ------------      ------------

                              Total current liabilities                        10,512,807        14,383,590

LONG-TERM DEBT (Note 3)                                                         7,950,000         4,100,000
DEFERRED INCOME TAXES                                                           2,300,267         2,076,036

MANDATORILY REDEEMABLE PREFERRED STOCK (10,000,000 shares
   authorized with none and 313,091.72 issued and outstanding at December 31,
   1997 and September 30, 1998, respectively) (Note 4)                                 --        29,974,454

SHAREHOLDERS' EQUITY:
   Warrants (Note 4)                                                                   --           300,000
   Common Stock (40,000,000 shares authorized with 10,375,000 issued and
    outstanding at December 31, 1997 and September 30, 1998)                      103,750           103,750
   Additional paid-in capital                                                  32,845,727        32,845,727
   Retained earnings (deficit)                                                    365,690        (2,219,270)
   Deferred compensation                                                         (419,806)         (139,910)
                                                                             ------------      ------------
                                                                               32,895,364        30,890,297
                                                                             ------------      ------------
                                                                             $ 53,658,435      $ 81,424,377
                                                                             ============      ============

   The accompanying notes are an integral part of these financial statements.

                             CARRIZO OIL & GAS, INC.

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                               For the Three                    For the Nine
                                                               Months Ended                     Months Ended
                                                               September 30,                    September 30,
                                                       ----------------------------      ----------------------------
                                                           1997             1998            1997              1998
                                                       -----------      -----------      -----------      -----------
OIL AND NATURAL GAS REVENUES                           $ 2,069,237      $ 1,508,897      $ 6,234,261      $ 5,696,543

COSTS AND EXPENSES:
   Oil and natural gas operating expenses                  583,361          732,208        1,779,154        2,015,017
   Depreciation, depletion and amortization                647,295          862,998        1,635,319        2,483,365
   General and administrative                              388,227          661,608          992,988        2,054,240
                                                       -----------      -----------      -----------      -----------

                 Total costs and expenses                1,618,883        2,256,814        4,407,461        6,552,622
                                                       -----------      -----------      -----------      -----------

OPERATING INCOME (LOSS)                                    450,354         (747,917)       1,826,800         (856,079)

OTHER INCOME AND EXPENSES:
   Interest income                                          43,784           12,150           43,784          285,687
   Interest expense                                       (172,261)         (46,564)        (641,921)         (49,649)
   Interest expense, related parties                       (51,664)              --         (137,067)              --
   Capitalized interest                                    162,767           41,062          627,547           41,062
                                                       -----------      -----------      -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES                          432,980         (741,269)       1,719,143         (578,979)

TAX EXPENSE (BENEFIT)                                      151,543         (246,080)       2,086,115         (162,551)
                                                       -----------      -----------      -----------      -----------
NET INCOME (LOSS)                                      $   281,437      $  (495,189)     $  (366,972)     $  (416,428)
                                                       ===========      ===========      ===========      ===========

LESS:  DIVIDENDS AND ACCRETION ON PREFERRED SHARES              --         (756,595)              --       (2,168,533)
                                                       -----------      -----------      -----------      -----------

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS     $   281,437      $(1,251,784)     $  (366,972)     $(2,584,961)
                                                       ===========      ===========      ===========      ===========


BASIC EARNINGS (LOSS) PER COMMON SHARE (Note 2)        $       .04      $      (.12)     $      (.05)     $      (.25)
                                                       ===========      ===========      ===========      ===========

DILUTED EARNINGS (LOSS) PER COMMON SHARE (Note 2)      $       .04      $      (.12)     $      (.05)     $      (.25)
                                                       ===========      ===========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                             CARRIZO OIL & GAS, INC.

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                                      For the Nine
                                                                                      Months Ended
                                                                                      September 30,
                                                                             ------------------------------
                                                                                 1997              1998
                                                                             ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                $   (366,972)     $   (416,428)
     Adjustment to reconcile net income (loss) to net cash provided by operating activities-
         Depreciation, depletion and amortization                               1,635,319         2,483,365
         Deferred income taxes                                                  2,086,115          (224,231)
     Changes in assets and liabilities-
       Accounts receivable                                                       (860,949)         (948,855)
       Other current assets                                                       (96,461)         (472,870)
       Other assets                                                                    --          (163,519)
       Accounts payable, trade                                                   (618,303)       (1,180,837)
       Interest payable to related parties and other current liabilities         (259,242)           76,298
                                                                             ------------      ------------
               Net cash provided by (used in)
                 operating activities                                           1,519,507          (847,077)
                                                                             ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, accrual basis                                      (21,951,646)      (28,015,811)
     Adjustment to cash basis                                                   4,862,620           770,813
     Advance to operators                                                      (1,618,929)          392,004
                                                                             ------------      ------------
               Net cash used in
                 investing activities                                         (18,707,955)      (26,852,994)
                                                                             ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from sale of stock                                           28,243,054                --
     Net proceeds from sale of preferred stock                                         --        28,810,431
     Proceeds from bank loan                                                           --         3,500,000
     Proceeds from long-term debt                                              10,594,454         4,100,000
     Debt repayments                                                          (20,408,934)       (7,950,000)
     Proceeds from related-party notes payable                                    130,545                --
     Distributions                                                                (90,000)               --
                                                                             ------------      ------------
               Net cash provided by
                 financing activities                                          18,469,119        28,460,431
                                                                             ------------      ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                            1,280,671           760,360

CASH AND CASH EQUIVALENTS, beginning of period                                  1,492,603         2,674,837
                                                                             ------------      ------------

CASH AND CASH EQUIVALENTS, end of period                                     $  2,773,274      $  3,435,197
                                                                             ============      ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Cash paid for interest (net of amounts capitalized)                     $    151,441      $      8,587
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

2.   EARNINGS PER COMMON SHARE:

Supplemental earnings per share information is provided below:

                                                            For the Three Months Ended September 30
                                -----------------------------------------------------------------------------------------
                                         Income (Loss)                          Shares                   Per-Share Amount
                                     1997              1998             1997              1998            1997      1998
                                -------------     -------------     -------------     -------------      ------    ------
Net Income (loss)                $    281,437     $    (495,189)
 Less: Dividends and
  accretion on preferred
   stock                                               (756,595)
                                                  -------------
Basic Earnings per Share
 Net Income (loss)
  available to common
   shareholders                       281,437        (1,251,784)        7,500,000        10,375,000      $  .04     $(.12)
                                                                                                         ======     =====
Stock Options                              --                --           222,120            28,270
                                -------------     -------------     -------------     -------------

Diluted Earnings per Share
 Net Income (loss)
  available to common
   shareholders plus
   assumed conversions          $     281,437     $  (1,251,784)        7,722,120        10,403,270      $  .04     $(.12)
                                =============     =============     =============     =============      ======     =====

                                                            For the Nine Months Ended September 30
                                -----------------------------------------------------------------------------------------
                                        Income (Loss)                            Shares                 Per-Share Amount
                                     1997             1998              1997              1998           1997       1998
                                -------------     -------------     -------------     -------------     ------     ------

Net Income (loss)               $    (366,972)    $    (416,428)
 Less: Dividends and
  accretion on preferred
   stock                                   --        (2,168,533)
                                -------------     -------------
Basic Earnings per Share
 Net Income (loss)
  available to common
   shareholders                      (366,972)       (2,584,961)        7,500,000        10,375,000     $ (.05)    $ (.25)
                                                                                                        ======     ======

Stock Options                              --                --           222,120            76,732
                                -------------     -------------     -------------     -------------

Diluted Earnings per Share
 Net Income (loss)
  available to common
   shareholders plus
   assumed conversions          $    (366,972)    $  (2,584,961)        7,722,120        10,451,732     $ (.05)    $ (.25)
                                =============     =============     =============     =============     ======     ======


Net income (loss) per common share has been computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the periods. During the nine months ended September 30, 1998, the Company had outstanding 250,000 stock options and warrants to purchase 1,000,000 shares of common stock, which were antidilutive and were not included in the calculation as the exercise price exceeded the market value. The Company adopted SFAS No. 128, "Earnings per Share," effective December 31, 1997. This accounting change had no effect on previously reported earnings per share (EPS) data.

3.   FINANCING ARRANGEMENTS

In connection with the Initial Public Offering, the Company entered into an amended revolving credit agreement with Compass Bank, (the "Company Credit Facility"), which provides for a maximum loan amount of $25 million, subject to borrowing base limitations. Prior to the Offering, the Company utilized various credit facilities as well as borrowings from certain directors and officers of the Company. Except for the Company Credit Facility, all of these facilities and borrowings were terminated with the close of the Offering. Under the Company Credit Facility, the principal outstanding is due and payable upon maturity in June 1999 with interest due monthly. The interest rate for borrowings is calculated at a floating rate based on the Compass index rate or LIBOR plus 2 percent. The Company's obligations are secured by certain of its oil and gas properties and cash or cash equivalents included in the borrowing base.

Under the Company Credit Facility, Compass, in its sole discretion, will make semiannual borrowing base determinations based upon the proved oil and natural gas properties of the Company. Compass may redetermine the borrowing base and the monthly borrowing base reduction at any time and from time to time. The Company may also request borrowing base redeterminations in addition to its required semiannual reviews at the Company's cost. At September 30, 1998, the borrowing base amounted to $5,750,000 with $4.1 million outstanding.

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

In December 1997, the Company and Compass entered into an amendment to the Company Credit Facility that provided for a term loan of $3 million. Interest for borrowings under the term loan was calculated at a floating rate based on the Compass index rate plus 2 percent. The amount outstanding under the term loan as of December 31, 1997 was $3 million. Amounts outstanding under the term loan were repaid in January 1998.

In September 1998, the Company and Compass Bank entered into an amendment for the Company Credit Facility that provides for a term loan of $7 million, which is due on the earlier of (i) the date of closing of the sale by the Company of convertible subordinated debt or of equity of the Company, (ii) the repayment of the Company Credit Facility and (iii) September 30, 1999. Interest for borrowings under the term loan is calculated at a floating rate based on the Compass index rate plus 2 percent. The amount outstanding under the term loan as of September 30, 1998 was $3.5 million, and the Company's ability to borrow additional amounts under the term loan terminates on December 31, 1998. This loan is guaranteed by certain members of the Board of Directors.

4.   SALES OF PREFERRED STOCK AND WARRANTS:

In January 1998, the Company consummated the sale of 300,000 shares of Preferred Stock and Warrants to purchase 1,000,000 shares of Common Stock to affiliates of Enron Corp. The net proceeds received by the Company from this transaction were approximately $28.8 million. A portion of the proceeds were used to repay indebtedness of $7.95 million.

The remaining proceeds are being used primarily for oil and natural gas exploration and development activities in Texas and Louisiana. The Preferred Stock provides for annual cumulative dividends of $9.00 per share, payable quarterly in cash or, at the option of the Company until January 15, 2002, in additional shares of Preferred Stock. Payments for the three and nine months ended September 30, 1998 were made by the issuance of an additional 7,018.81 and 20,110.53 shares of Preferred Stock, respectively. As of October 15, 1998, there were 320,110.53 shares of Preferred Stock outstanding. The Warrants, which had a fair value at issuance of $.30 per share, will be accreted through the term of the Preferred Stock.

The Preferred Stock is required to be redeemed by the Company (i) on January 8, 2005, or (ii) after a request for redemption from the holders of at least 30,000 shares of the Preferred Stock (or, if fewer than such number of shares of Preferred Stock are outstanding, all of the outstanding shares of Preferred Stock) and the occurrence of certain events. Included among those events is for two consecutive fiscal quarterly periods the quarterly Cash Flow (as defined below) of the Company is less than the amount of the dividends accrued with respect to the Preferred Stock. "Cash Flow" means net income prior to preferred dividends and accretion (i) plus (to the extent included in net income prior to preferred dividends and accretion) depreciation, depletion and amortization and other non-cash charges and losses on the sale of property (ii) minus non-cash income items and required principal payments on indebtedness for borrowed money with a maturity from the original date of incurrence of such indebtedness of six months or greater (excluding voluntary prepayments and refinancings, but including prepayments (other than in connection with refinancings) which would otherwise be due under such indebtedness within a 60-day period following the date of such prepayments). The Preferred Stock also may be redeemed at the option of the Company at any time in whole or in part. All redemptions are at a price per share, together with dividends accumulated and unpaid to the date of redemption, decreasing over time from an initial rate of $104.50 per share to $100 per share. The Warrants (i) enable the holders to purchase 1,000,000 share of Common Stock at a price of $11.50 per share (payable in cash, by "cashless exercise" and certain other methods), subject to adjustments, (ii) expire after a seven-year term, and (iii) are exercisable after one year. If the Company fails to meet its redemption obligations, the holders of the Preferred Stock will generally have the right, voting as a class, to elect additional directors, which in most cases will constitute a majority of the board.

The Company's Cash Flow (as defined above) for the three months ended September 30, 1998 was less than the amount of the dividends accrued with respect to the Preferred Stock. There can be no assurance that the Company's Cash Flow for the three months ended December 31, 1998 will exceed the amount of the dividends to be accrued with respect to the Preferred Stock.

5.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" ("Statement No. 130") and Statement No. 131, "Disclosures About Segments of an Enterprise and Related Information ("Statement No. 131"). In February 1998, the FASB issued Statement No. 132 "Employers' Disclosure About Pension and Other Post-retirement Benefits" ("Statement No. 132") that revised disclosure requirements for pension and other post-retirement benefits. Statement No. 132 does not impact Carrizo's disclosure or reporting. During the first quarter of 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accounts issued two Statements of Position ("SOP"), SOP 98-5 "Reporting on the Costs of Start-up Activities" and SOP 98-1 "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use".

Statement No. 130 established standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This standard does not currently alter the Company's reporting or disclosure.

Statement No. 131 established standards for the way public enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. It also established standards for related disclosure about products and services, geographic areas and major customers. Statement No. 131 will not currently impact the Company's disclosure or reporting.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

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

GENERAL OVERVIEW

The Company began operations in September 1993 and initially focused on the acquisition of producing properties. As a result of the increasing availability of economic onshore 3-D seismic surveys, the Company began to obtain 3-D seismic data and options to lease substantial acreage in 1995 and began to drill its 3-D based prospects in 1996. The Company drilled 70 wells in 1997. As a result of unexpected delays in settling certain land issues, lower than expected commodity prices, poor weather, and delays of other parties in non-operated areas, the Company drilled 49 gross wells in the nine months ended September 30, 1998 which is fewer than number contemplated in the initial budget. During the fourth quarter, the Company plans to drill between 10 and 20 gross wells, however, the actual number of which may vary depending upon weather delays and other factors. Depreciation, depletion and amortization, oil and gas operating expenses and production are expected to increase. The Company has typically retained the majority of its interests in shallow, normally pressured prospects and sold a portion of its interests in deeper, overpressured prospects.

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

Due to the instability of oil and natural gas prices, in 1995 the Company began utilizing, from time to time, certain hedging instruments (e.g., NYMEX futures contracts) for a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company's hedging arrangements apply to only a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas, or a sudden unexpected event materially impacts oil or natural gas prices. The Company accounts for all these transactions as hedging activities and, accordingly, gains and losses from hedging activities are included in oil and gas revenues during the period the hedged transactions occur. Historically, gains and losses from hedging activities have not been material. The Company expects that the amount of hedges that it has in place will vary from time to time. The Company had outstanding hedge positions as of September 30, 1998 covering 1,092 Mmcf for October 1998 through March 1999 at an average price of $2.27 (Houston Ship Channel).

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1998,
Compared to the Three Months Ended September 30, 1997

Oil and natural gas revenues for the three months ended September 30, 1998 decreased 27 percent to $1,509,000 from $2,069,000 for the same period in 1997. Production volumes for natural gas during the three months ended September 30, 1998 decreased 13 percent to 604,860 Mcf from 694,873 Mcf for the same period in 1997. Average gas prices decreased 15 percent to $1.81 per Mcf in the third quarter of 1998 from $2.14 per Mcf in the same period in 1997. Production volumes for oil in the third quarter of 1998 decreased 5 percent to 31,317 Bbls from 33,104 Bbls for the same period in 1997. Average oil prices decreased 25 percent to $13.31 per barrel in the third quarter of 1998 from $17.66 per barrel in the same period in 1997. The decrease in natural gas production was due primarily to the curtailment of production as a result of regulatory action from the Company's Wheeler wells and declines in production from the Company's Encinitas wells combined with the delay in commencement of production from several wells drilled during the second quarter of 1998. The decrease in oil production was due primarily to normal declines in existing wells partially offset by production from new wells.

The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the three months ended September 30, 1997 and 1998:

                                                                          1998 Period
                                                                   Compared to 1997 Period
                                            September 30           --------------------------
                                     -------------------------      Increase      % Increase
                                        1997           1998        (Decrease)      (Decrease)
                                     ----------     ----------     ----------      ----------
Production volumes-
   Oil and condensate (Bbls)             33,104         31,317         (1,787)         (5%)
   Natural gas (Mcf)                    694,873        604,860        (90,013)        (13%)
Average sales prices-(1)
   Oil and condensate (per Bbl)      $    17.66     $    13.31     $    (4.35)        (25%)
   Natural gas (per Mcf)                   2.14           1.81           (.33)        (15%)
Operating revenues-
   Oil and condensate                $  584,457     $  416,767     $ (167,690)        (29%)
   Natural gas                        1,484,780      1,092,130       (392,650)        (26%)
                                     ----------     ----------     ----------
                           Total     $2,069,237     $1,508,897     $ (560,340)        (27%)
                                     ==========     ==========     ==========

-----------------

(1)   Includes impact of hedging activities.

Oil and natural gas operating expenses for the three months ended September 30, 1998 increased 26 percent to $732,000 from $583,000 for the same period in 1997. Operating expenses per equivalent unit increased to $.92 per Mcfe in the third quarter of 1998 from $.65 per in the same period in 1997 primarily as a result of decreased production of natural gas.

Depreciation, depletion and amortization (DD&A) expense for the three months ended September 30, 1998 increased 33 percent to $863,000 from $647,000 for the same period in 1997. This increase was due to additional seismic and drilling costs and depreciation on 3-D computer equipment and related software. General and administrative expense for the three months ended September 30, 1998 increased 70 percent to $662,000 from $388,000 for the same period in 1997 as a result of increases in the number of employees and related benefits and increased office space as well as other costs related to being a public company.

Interest income for the three months ended September 30, 1998 decreased to $12,000 from $44,000 in the third quarter of 1997. Net interest expense for the three months ended September 30, 1998, decreased to $6,000 from $61,000 in the same period in 1997. Capitalized interest decreased to $41,000 in the third quarter of 1998 from $163,000 in the third quarter of 1997.

Income (loss) before income taxes for the three months ended September 30, 1998 decreased 271 percent to a loss of $741,000 from income of $433,000 in the same period in 1997. Net income (loss) for the three months ended September 30, 1998 decreased to a loss of $495,000 from income of $281,000 for the same period in 1997 primarily as a result of decreased revenue and increased DD&A and general and administrative expense.

Nine Months Ended September 30, 1998,
Compared to the Nine Months Ended September 30, 1997

Oil and natural gas revenues for the nine months ended September 30, 1998 decreased 9 percent to $5,697,000 from $6,234,000 for the same period in 1997. Production volumes for natural gas during the nine months ended September 30, 1998 decreased 9 percent to 1,936,029 Mcf from 2,123,056 Mcf for the same period in 1997. Average gas prices increased 2 percent to $2.26 per Mcf for the nine months ended September 30, 1998 from $2.21 per Mcf in the same period in 1997. Production volumes for oil for the nine months ended September 30, 1998 increased 24 percent to 101,131 Bbls from 81,654 Bbls for the same period in 1997. Average oil prices decreased 31 percent to $13.02 per barrel for the nine months ended September 30, 1998 from $18.97 per barrel in the same period in 1997. The increase in oil production was due primarily to production from new wells drilled and completed during 1997 and 1998.

The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the nine months ended September 30, 1997 and 1998:

                                                                          1998 Period
                                                                   Compared to 1997 Period
                                            September 30           --------------------------
                                     -------------------------      Increase      % Increase
                                        1997           1998        (Decrease)      (Decrease)
                                     ----------     ----------     ----------      ----------
Production volumes-
   Oil and condensate (Bbls)             81,654        101,131         19,477         24%
   Natural gas (Mcf)                  2,123,056      1,936,029       (187,027)        (9%)
Average sales prices-(1)
   Oil and condensate (per Bbl)      $    18.97     $    13.02     $    (5.95)       (31%)
   Natural gas (per Mcf)                   2.21           2.26            .05          2%
Operating revenues-
   Oil and condensate                $1,549,056     $1,316,453     $ (232,603)       (15%)
   Natural gas                        4,685,205      4,380,090       (305,115)        (7%)
                                     ----------     ----------     ----------

                           Total     $6,234,261     $5,696,543     $ (537,718)        (9%)
                                     ==========     ==========     ==========

----------
(1) Includes impact of hedging activities.

Oil and natural gas operating expenses for the nine months ended September 30, 1998 increased 13 percent to $2,015,000 from $1,779,000 for the same period in 1997 primarily due to the addition of new wells offset by a reduction in costs on older producing fields. Operating expenses per equivalent unit increased to $.79 per Mcfe for the nine months ended September 30, 1998 from $.68 per Mcfe in the same period in 1997 reflecting the cost of operating more wells and as a result of declining production of natural gas.

Depreciation, depletion and amortization (DD&A) expense for the nine months ended September 30, 1998 increased 52 percent to $2,483,000 from $1,635,000 for the same period in 1997. This increase was due to additional seismic and drilling costs. General and administrative expense for the nine months ended September 30, 1998 increased 107 percent to $2,054,000 from $993,000 for the same period in 1997 as a result of increases in the number of employees and related benefits and increased office space.

Interest income for the nine months ended September 30, 1998 increased to $286,000 from $44,000 for the same period in 1997. Net interest expense for the nine months ended September 30, 1998, decreased to $9,000 from $151,000 in the same period in 1997. Capitalized interest decreased to $41,000 for the nine months ended September 30, 1998 from $628,000 for the same period in 1997 as total interest paid decreased as a result of debt retirement using proceeds from the Initial Public Offering and the Preferred Stock and Warrants sale.

Income (loss) before income taxes for the nine months ended September 30, 1998 decreased 134 percent to a loss of $579,000 from income of $1,719,000 in the same period in 1997. Net loss for the nine months ended September 30, 1998 increased to $416,000 from $367,000 for the same period in 1997 primarily as a result of decreased production and oil prices and increased DD&A and general and administrative expense. The 1997 period also included a one-time charge for income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary sources of liquidity have included proceeds for the Offering and from the sale of shares of Preferred Stock and the Warrants (each as defined below), funds generated by operations, equity capital contributions and borrowings, primarily under revolving credit facilities.

Cash flows provided by (used in) operations (after changes in working capital) were $1,520,000 and $(847,000) for the nine months ended September 30, 1997 and 1998, respectively. The decrease in cash flows provided by operations in 1998 as compared to 1997 was due primarily to decreases in trade accounts payable.

The Company has continued to reinvest a substantial portion of its cash flows into increasing its 3-D prospect portfolio, improving its 3-D seismic interpretation technology and funding its drilling program. Oil and gas capital expenditures were $28.3 million for the nine months ended September 30, 1998. The Company's drilling efforts resulted in the successful completion of 46 gross wells (17.5 net) during the year ended December 31, 1997 and 30 gross wells (9.5 net) during the nine months ended September 30, 1998. During the fourth quarter, the Company plans to drill between 10 and 20 wells, however, the actual number of wells may vary depending upon weather delays and other factors.

The Company has experienced and expects to continue to experience substantial working capital requirements primarily due to the Company's active exploration and development programs and, to a much lesser extent, its technology enhancement programs. While the Company believes that the net proceeds from the Offering, net proceeds for the sale of shares of Preferred Stock and the Warrants, cash flow from operations and borrowings under the Company's credit facilities should allow the Company to implement its current capital commitments, the Company is exploring alternatives for additional financing to ensure to the Company's continued growth, and fund its aggressive development and exploration program and continued technological enhancement. In the event such capital resources are not available to the Company, its exploration and other activities may be curtailed.

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

Under the Company Credit Facility, Compass, in its sole discretion, will make semiannual borrowing base determinations based upon the proved oil and natural gas properties of the Company. Compass may redetermine the borrowing base and the monthly borrowing base reduction at any time and from time to time. The Company may also request borrowing base redeterminations in addition to its required semiannual reviews at the Company's cost. At September 30, 1998, the borrowing base amounted to $5,750,000 with $4.1 million outstanding.

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

In December 1997, the Company and Compass entered into an amendment to the Company Credit Facility that provided for a term loan of $3 million. Interest for borrowings under the term loan was calculated at a floating rate based on the Compass index rate plus 2 percent. The amount outstanding under the term loan as of December 31, 1997 was $3 million. Amounts outstanding under the term loan were repaid in January 1998.

In September 1998, the Company and Compass Bank entered into an amendment for the Company Credit Facility that provides for a term loan of $7 million, which is due on the earlier of (i) the date of closing of the sale by the Company of convertible subordinated debt or of equity of the Company, (ii) the repayment of the Company Credit Facility and (iii) September 30, 1999. Interest for borrowings under the term loan is calculated at a floating rated based on the Compass index rate plus 2 percent. The amount outstanding under the term loan as of September 30, 1998 was $3.5 million, and the Company's ability to borrow additional amounts under the term loan terminates on December 31, 1998. This loan is guaranteed by certain members of the Board of Directors.

In January 1998, the Company consummated the sale of 300,000 shares of Preferred Stock and Warrants to purchase 1,000,000 shares of Common Stock to affiliates of Enron Corp. The net proceeds received by the Company from this transaction were approximately $28.8 million. A portion of the proceeds was used to repay indebtedness, as described above. The remaining balance is expected to be used primarily for oil and natural gas exploration and development activities in Texas and Louisiana. The Preferred Stock provides annual cumulative dividends of $9.00 per share, payable quarterly in cash, or, at the option of the Company until January 15, 2002, in additional shares of Preferred Stock. Payments for the three and nine months ended September 30, 1998 were made by the issuance of an additional 7,018.81 and 20,110.53 shares of Preferred Stock, respectively. As of October 15, 1998 there were 320,110.53 shares of Preferred Stock outstanding.

The Preferred Stock is required to be redeemed by the Company (i) on January 8, 2005, or (ii) after the occurrence of certain events, including (a) certain failures to declare and pay any two dividends, (b) certain breaches of provisions relating to the Preferred Stock, (c) for two consecutive fiscal quarterly periods the quarterly Cash Flow (as defined below) of the Company is less than the amount of the dividends accrued with respect to the Preferred Stock, (d) certain failures to pay or accelerations with respect to indebtedness for borrowed money, (e) certain violations of the shareholders' agreement relating to the Preferred Stock and (f) certain sales or dispositions of substantially all of the Company's assets. "Cash Flow" means net income prior to preferred dividends and accretion (i) plus (to the extent included in net income prior to preferred dividends and accretion) depreciation, depletion and amortization and other non-cash charges and losses on the sale of property (ii) minus non-cash income items and required principal payments on indebtedness for borrowed money with a maturity from the original date of incurrence of such indebtedness of six months or greater (excluding voluntary prepayments and refinancings, but including prepayments (other than in connection with refinancings) which would otherwise be due under such indebtedness within a 60-day period following the date of such prepayments). The Preferred Stock also may be redeemed at the option of the Company at any time in whole or in part. All redemptions are at a price per share, together with dividends accumulated and unpaid to the date of redemption, decreasing over time from an initial rate of $104.50 per share to $100.00 per share. If the Company fails to meet its redemption obligations, the holders of the Preferred Stock will generally have the right, voting separately as a class, to elect additional directors, which in most cases will constitute a majority of the board.

The Company's Cash Flow (as defined above) for the three months ended September 30, 1998 was less than the amount of the dividends accrued with respect to the Preferred Stock. There can be no assurance that the Company's Cash Flow for the three months ended December 31, 1998 will exceed the amount of the dividends to be accrued with respect to the Preferred Stock.

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

YEAR 2000 DISCLOSURE

The "Year 2000 Issue" is a general term used to refer to certain business implications of the arrival of the new millennium. In simple terms, on January 1, 2000, all computerized systems that use the two-digit convention to identify the applicable year, including both information technology systems and non-information technology systems that use embedded technology could fail completely or create erroneous data as a result of the system failing to recognize the two digit internal date "00" as representing the year 2000.

The Company has completed its initial assessment of Year 2000 compliance of its internal information technology systems, which consist primarily of financial and accounting systems and geological evaluation systems, and does not believe that these systems have any material issues with respect to Year 2000 compliance. The Company's internal information technology systems are all new and widely utilized. Its vendors have advised the Company that all of these systems are either Year 2000 compliant or can be easily upgraded to be Year 2000 compliant. The Company anticipates that its Year 2000 remediation efforts for information technology systems, consisting primarily of software upgrades, will continue through 1999, and anticipates incurring less than $10,000 in connection with these efforts. The Company is aware of its exposure to embedded technology and assessment is ongoing.

The Company has not identified any non-information technology systems that use embedded technology on which it relies, however such assessment is expected to continue through 1999.

Through communications with industry partners and others, the Company is also evaluating the risk presented by potential Year 2000 non-compliance of third parties. Because such risks vary substantially, companies are being contacted based on the estimated magnitude of the risk posed to the Company by their potential Year 2000 non-compliance. The Company anticipates that these efforts will continue through 1999 and will not result in significant costs to the Company. At this time the Company is unaware of situations where material disruptions of its business activities are likely to occur because of Year 2000 non-compliance by third parties.

The Company's assessment of its Year 2000 issues involves many assumptions concerning future events. There can be no assurance that the Company's assumptions will prove accurate, and actual results could differ significantly from the assumptions. In conduction its Year 2000 compliance efforts, the Company has relied primarily on vendor representations with respect to its internal computerized systems and representations from third parties with which the Company has business relationships and has not independently verified these representations. There can be no assurance that these representations will prove to be accurate. A Year 2000 failure could result in a business disruption that adversely effects the Company's business, financial condition or results of operations. Although it is not currently aware of any likely business disruption, the Company is developing contingency plans to address Year 2000 failures and expects this work to continue through 1999.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

Item 6 - Exhibits and Reports on Form 8-K

         Exhibits

Exhibit
Number                               Description
-------                              -----------

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

+3.3 -- Amended and Restated Bylaws of the Company, as amended by Amendment No. 1 (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form 8-A (Registration No. 000-22915)).

 4.1 -- Limited Guaranty by Douglas A. P. Hamilton for the benefit of Compass Bank.

 4.2 --   Notice of Final Agreement with respect to a term loan from Compass
          Bank.

 4.3 --   Limited Guaranty by Paul B. Loyd, Jr. for the benefit of Compass Bank.

 4.4 --   Limited Guaranty by Steven A. Webster for the benefit of Compass Bank.

 4.5 -- Fourth Amendment to First Amended, Restated, and Combined Loan Agreement by and between Carrizo Oil & Gas, Inc. and Compass Bank.

27.1 --   Financial Data Schedule.

+    Incorporated herein by reference as indicated.

     Reports on Form 8-K

         The Company did not file any reports on a Form 8-K during the quarter ended September 30, 1998.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Carrizo Oil & Gas, Inc.
                                          (Registrant)


Date:  November 16, 1998                  By: /s/ S. P. Johnson IV
                                          ------------------------
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)



Date:  November 16, 1998                  By: /s/ Frank A. Wojtek
                                          -----------------------
                                          Chief Financial Officer
                                          (Principal Financial and
                                          Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                            DESCRIPTION
-------                           -----------
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

 4.1 --   Limited Guaranty by Douglas A. P. Hamilton for the benefit of Compass
          Bank.

 4.2 --   Notice of Final Agreement with respect to a term loan from Compass
          Bank.

 4.3 --   Limited Guaranty by Paul B. Loyd, Jr. for the benefit of Compass Bank.

 4.4 --   Limited Guaranty by Steven A. Webster for the benefit of Compass Bank.

 4.5 --   Fourth Amendment to First Amended, Restated, and Combined Loan
          Agreement by and between Carrizo Oil & Gas, Inc. and Compass Bank.

27.1 --   Financial Data Schedule.

+    Incorporated herein by reference as indicated.