Form 10-K/A
period 1998-12-31
CARRIZO OIL & GAS INC
filed 1999-04-14
CIK 1040593

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10-K/A


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


     Carrizo Oil & Gas, Inc. hereby amends its Annual Report on Form 10-K for the year ended December 31, 1998, to correct certain information in the fifth paragraph under "Part I -- Item 1. and Item 2. Business and Properties" and in the first paragraph under "Part II -- Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and restates this report in its entirety to reflect such amendment.

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


The Company has experienced rapid increases in reserves, production and EBITDA from its inception in 1993 through 1997 due to the growth of its 3-D based drilling and development activities. From January 1, 1996 to December 31, 1998, the Company participated in the drilling of 147 gross wells (51.9 net) with a commercial well success rate of approximately 67%. This drilling success contributed to the Company's total proved reserves as of December 31, 1997 of
43.2 Bcfe with a PV-10 Value of $26.1 million. During 1998, the Company added
6.4 Bcfe to proved reserves through drilling and acquisitions, however total proved reserves decreased to approximately 32.0 Bcfe, with a PV-10 Value of $18.7 million, as a result of production and 8.4 Bcfe of reserves deemed uneconomic due to low oil and gas prices at December 31, 1998. While the Company's production increased 2% from 3,424 MMcfe for the year ended December 31, 1997 to 3,495 MMcfe for the year ended December 31, 1998, EBITDA decreased from $4,787,000 for the year ended December 31, 1997 to $2,707,000 for the year ended December 31, 1998 due to significantly lower oil and gas sales prices.


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW


     The Company began operations in September 1993 and initially focused on the acquisition of producing properties. As a result of the increasing availability of economic onshore 3-D seismic surveys, the Company began to obtain 3-D seismic data and options to lease substantial acreage in 1995 and began to drill its 3-D based prospects in 1996. The Company drilled 20, 70 and 57 wells in 1996, 1997 and 1998 respectively. The Company has budgeted to drill a range of between 18 to 44 gross wells (4.6 to 17.8 net) in 1999; however, in order to drill more than the minimum expected number of wells the Company will need to obtain additional financing and the actual number of wells drilled will vary depending upon the Company's ability to obtain this financing, weather delays and other factors. If the Company drills the number of wells it has budgeted for 1999, depreciation, depletion and amortization are expected to decrease and oil and gas operating expenses are expected to increase over levels incurred in 1998. The Company has typically retained the majority of its interests in shallow, normally pressured prospects and sold a portion of its interests in deeper, over-pressured prospects.

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

     (A)(3) EXHIBITS

           +2.1           --  Combination Agreement by and among the Company, Carrizo
                              Production, Inc., Encinitas Partners Ltd., La Rosa Partners
                              Ltd., Carrizo Partners Ltd., Paul B. Loyd, Jr., Steven A.
                              Webster, S.P. Johnson IV, Douglas A.P. Hamilton and Frank A.
                              Wojtek dated as of June 6, 1997 (Incorporated herein by
                              reference to Exhibit 2.1 to the Company's Registration
                              Statement on Form S-1 (Registration No. 333-29187)).
           +3.1           --  Amended and Restated Articles of Incorporation of the
                              Company (Incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended
                              December 31, 1997).
           +3.2           --  Statement of Resolution Establishing Series of Shares
                              designated 9% Series A Preferred Stock (Incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).
           +3.3           --  Amended and Restated Bylaws of the Company, as amended by
                              Amendment No. 1 (Incorporated herein by reference to Exhibit
                              3.2 to the Company's Registration Statement on Form 8-A
                              (Registration No. 000-22915).
           +4.1           --  First Amended, Restated, and Combined Loan Agreement between the Company and Compass Bank dated August 28, 1997
                              (Incorporated herein by reference to Exhibit 4.1 to the
                              Company's Quarterly Report on Form 10-Q for the quarter
                              ended September 30, 1997).
           +4.2           --  First Amendment to First Amended, Restated, and Combined
                              Loan Agreement between the Company and Compass Bank dated
                              December 23, 1997 (Incorporated herein by reference to
                              Exhibit 4.2 to the Company's Annual Report on Form 10-K for
                              the year ended December 31, 1997).
           +4.3           --  Second Amendment to First Amended, Restated, and Combined
                              Loan Agreement between the Company and Compass Bank dated
                              December 30, 1997 (Incorporated herein by reference to
                              Exhibit 4.3 to the Company's Annual Report on Form 10-K for
                              the year ended December 31, 1997).
                              The Company is a party to several debt instruments under
                              which the total amount of securities authorized does not
                              exceed 10% of the total assets of the Company and its
                              subsidiaries on a consolidated basis. Pursuant to paragraph
                              4(iii)(A) of Item 601(b) of Regulation S-K, the Company
                              agrees to furnish a copy of such instruments to the
                              Commission upon request.
           +4.4           --  Fourth Amendment to First Amended, Restated, and Combined
                              Loan Agreement by and between Carrizo Oil & Gas, Inc. and
                              Compass Bank (Incorporated herein by reference to Exhibit
                              4.5 to the Company's Quarterly Report on Form 10-Q for the
                              quarter ended September 30, 1998).
           +4.5           --  Limited Guaranty by Douglas A. P. Hamilton for the benefit of Compass Bank (Incorporated herein by reference to Exhibit
                              4.1 to the Company's Quarterly Report on Form 10-Q for the
                              quarter ended September 30, 1998).
           +4.6           --  Notice of Final Agreement with respect to a term loan from
                              Compass Bank (Incorporated herein by reference to Exhibit
                              4.2 to the Company's Quarterly Report on Form 10-Q for the
                              quarter ended September 30, 1998).
           +4.7           --  Limited Guaranty by Paul B. Loyd, Jr. for the benefit of
                              Compass Bank (Incorporated herein by reference to Exhibit
                              4.3 to the Company's Quarterly Report on Form 10-Q for the
                              quarter ended September 30, 1998).
           +4.8           --  Limited Guaranty by Steven A. Webster for the benefit of
                              Compass Bank (Incorporated herein by reference to Exhibit
                              4.4 to the Company's Quarterly Report on Form 10-Q for the
                              quarter ended September 30, 1998).

          +10.1           --  Incentive Plan of the Company (Incorporated herein by
                              reference to Exhibit 10.1 to the Company's Registration
                              Statement on Form S-1 (Registration No. 333-29187)).
          +10.2           --  Employment Agreement between the Company and S.P. Johnson IV
                              (Incorporated herein by reference to Exhibit 10.2 to the
                              Company's Registration Statement on Form S-1 (Registration
                              No. 333-29187)).
          +10.3           --  Employment Agreement between the Company and Frank A. Wojtek
                              (Incorporated herein by reference to Exhibit 10.3 to the
                              Company's Registration Statement on Form S-1 (Registration
                              No. 333-29187)).
          +10.4           --  Employment Agreement between the Company and Kendall A.
                              Trahan (Incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1
                              (Registration No. 333-29187)).
          +10.5           --  Employment Agreement between the Company and George Canjar
                              (Incorporated herein by reference to Exhibit 10.5 to the
                              Company's Registration Statement on Form S-1 (Registration
                              No. 333-29187)).
          +10.6           --  Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on
                              Form 10-K for the year ended December 31, 1997).
          +10.7           --  Registration Rights Agreement by and among the Company, Paul
                              B. Loyd, Jr., Steven A. Webster, S.P. Johnson IV, Douglas
                              A.P. Hamilton and Frank A. Wojtek dated as of June 6, 1997
                              (Incorporated herein by reference to Exhibit 10.7 to the
                              Company's Registration Statement on Form S-1 (Registration
                              No. 333-29187)).
          +10.8           --  S Corporation Tax Allocation, Payment and Indemnification
                              Agreement among the Company and Messrs. Loyd, Webster,
                              Johnson, Hamilton and Wojtek (Incorporated herein by
                              reference to Exhibit 10.8 to the Company's Registration
                              Statement on Form S-1 (Registration No. 333-29187)).
          +10.9           --  S Corporation Tax Allocation, Payment and Indemnification
                              Agreement among Carrizo Production, Inc. and Messrs. Loyd,
                              Webster, Johnson, Hamilton and Wojtek (Incorporated herein by reference to Exhibit 10.9 to the Company's Registration
                              Statement on Form S-1 (Registration No. 333-29187)).
          +10.10          --  Stock Purchase Agreement dated January 8, 1998 among the
                              Company, Enron Capital & Trade Resources Corp. and Joint
                              Energy Development Investments II Limited Partnership.
                              (Incorporated herein by reference to Exhibit 99.1 to the
                              Company's Current Report on Form 8-K dated January 8, 1998).
          +10.11          --  Warrant Certificates (Incorporated herein by reference to
                              Exhibit 4.2 to the Company's Current Report on Form 8-K
                              dated January 8, 1998.)
          +10.12          --  Shareholders' Agreement dated January 8, 1998 among the
                              Company, S.P. Johnson IV, Frank A. Wojtek, Steven A.
                              Webster, Paul B. Loyd, Jr., Douglas A.P. Hamilton, DAPHAM
                              Partnership, L.P., The Douglas A.P. Hamilton 1997 GRAT,
                              Enron Capital & Trade Resources Corp. and Joint Energy
                              Development Investments II Limited Partnership.
                              (Incorporated herein by reference to Exhibit 99.2 to the
                              Company's Current Report on Form 8-K dated January 8, 1998).
          +10.13          --  Form of Amendment to Executive Officer Employment Agreement.
                              (Incorporated herein by reference to Exhibit 99.3 to the
                              Company's Current Report on Form 8-K dated January 8, 1998).
          *21.1           --  Subsidiaries of the Company.
          *23.1           --  Consent of Arthur Andersen LLP.
          *23.2           --  Consent of Ryder Scott Company Petroleum Engineers.

          *23.3           --  Consent of Fairchild, Ancell & Wells, Inc.
          *27.1           --  Financial Data Schedule.
          *99.1           --  Summary of Reserve Report of Ryder Scott Company Petroleum
                              Engineers as of December 31, 1998.
          *99.2           --  Summary of Reserve Report of Fairchild, Ancell & Wells, Inc.
                              as of December 31, 1998.


---------------------


+ Incorporated by reference as indicated.
* Previously filed on March 31, 1999


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


Date: April 14, 1999.

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
         +10.7           -- Registration Rights Agreement by and among the Company,
                            Paul B. Loyd, Jr., Steven A. Webster, S.P. Johnson IV,
                            Douglas A.P. Hamilton and Frank A. Wojtek dated as of
                            June 6, 1997 (Incorporated herein by reference to Exhibit
                            10.7 to the Company's Registration Statement on Form S-1
                            (Registration No. 333-29187)).
         +10.8           -- S Corporation Tax Allocation, Payment and Indemnification
                            Agreement among the Company and Messrs. Loyd, Webster,
                            Johnson, Hamilton and Wojtek (Incorporated herein by
                            reference to Exhibit 10.8 to the Company's Registration
                            Statement on Form S-1 (Registration No. 333-29187)).
         +10.9           -- S Corporation Tax Allocation, Payment and Indemnification
                            Agreement among Carrizo Production, Inc. and Messrs.
                            Loyd, Webster, Johnson, Hamilton and Wojtek (Incorporated
                            herein by reference to Exhibit 10.9 to the Company's
                            Registration Statement on Form S-1 (Registration No.
                            333-29187)).
         +10.10          -- Stock Purchase Agreement dated January 8, 1998 among the
                            Company, Enron Capital & Trade Resources Corp. and Joint
                            Energy Development Investments II Limited Partnership.
                            (Incorporated herein by reference to Exhibit 99.1 to the
                            Company's Current Report on Form 8-K dated January 8,
                            1998).
         +10.11          -- Warrant Certificates (Incorporated herein by reference to
                            Exhibit 4.2 to the Company's Current Report on Form 8-K
                            dated January 8, 1998.)
         +10.12          -- Shareholders' Agreement dated January 8, 1998 among the
                            Company, S.P. Johnson IV, Frank A. Wojtek, Steven A.
                            Webster, Paul B. Loyd, Jr., Douglas A.P. Hamilton, DAPHAM
                            Partnership, L.P., The Douglas A.P. Hamilton 1997 GRAT,
                            Enron Capital & Trade Resources Corp. and Joint Energy
                            Development Investments II Limited Partnership.
                            (Incorporated herein by reference to Exhibit 99.2 to the
                            Company's Current Report on Form 8-K dated January 8,
                            1998).
         +10.13          -- Form of Amendment to Executive Officer Employment
                            Agreement. (Incorporated herein by reference to Exhibit
                            99.3 to the Company's Current Report on Form 8-K dated
                            January 8, 1998).
         *21.1           -- Subsidiaries of the Company.
         *23.1           -- Consent of Arthur Andersen LLP.
         *23.2           -- Consent of Ryder Scott Company Petroleum Engineers.
         *23.3           -- Consent of Fairchild, Ancell & Wells, Inc.
         *27.1           -- Financial Data Schedule.
         *99.1           -- Summary of Reserve Report of Ryder Scott Company
                            Petroleum Engineers as of December 31, 1998.
         *99.2           -- Summary of Reserve Report of Fairchild, Ancell & Wells,
                            Inc. as of December 31, 1998.


---------------
+ Incorporated by reference as indicated.

* Previously filed on March 31, 1999