Form 10-Q
period 1999-03-31
CARRIZO OIL & GAS INC
filed 1999-05-17
CIK 1040593

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended MARCH 31, 1999
                                                 --------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________


                        Commission File Number 000-22915.


                             CARRIZO OIL & GAS, INC.
             (Exact name of registrant as specified in its charter)

             TEXAS                                             76-0415919
-------------------------------                              -------------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                             Identification No.)



14811 ST. MARY'S LANE, SUITE 148, HOUSTON, TEXAS                  77079
------------------------------------------------                  -----
   (Address of principal executive offices)                     (Zip Code)


                                 (281) 496-1352
                                 --------------
                         (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of May 12, 1999, the latest practicable date, was 10,375,000.

                             CARRIZO OIL & GAS, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999
                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                              PAGE
        Item 1.       Condensed Balance Sheets
                      -  As of March 31, 1999 and December 31, 1998                                           2

                      Condensed Statements of Operations
                      -  For the three-month periods ended March 31, 1998
                         and 1999                                                                             3

                      Condensed Statements of Cash Flows
                      -  For the three-month periods ended March 31, 1998
                         and 1999                                                                             4

                      Notes to Condensed Financial Statements                                                 5

        Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                    10

PART II.  OTHER INFORMATION

        Items 1-6.                                                                                           16

SIGNATURES                                                                                                   18

                             CARRIZO OIL & GAS, INC.

                            CONDENSED BALANCE SHEETS


                                                                                       December 31,         March 31,
                                                                                           1998                1999
                                                                                       ------------        ------------
                                                                                                            (Unaudited)
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                           $  1,187,656        $  1,834,437
   Accounts receivable                                                                    4,227,365           3,927,229
   Advances to operators                                                                  1,192,079             836,099
   Other current assets                                                                     117,614             117,614
                                                                                       ------------        ------------

                              Total current assets                                        6,724,714           6,715,379

PROPERTY AND EQUIPMENT, net (full-cost method of accounting for oil and
   gas properties)                                                                       57,878,191          59,097,733

OTHER ASSETS                                                                                385,127             306,883
                                                                                       ------------        ------------
                                                                                       $ 64,988,032        $ 66,119,995
                                                                                       ============        ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable, trade                                                             $ 10,003,376        $  9,052,949
   Dividends payable                                                                        720,360             736,568
   Other current liabilities                                                                275,116             231,101
   Current maturities of long-term debt                                                     930,000           4,828,445
                                                                                       ------------        ------------

                              Total current liabilities                                  11,928,852          14,849,063

LONG-TERM DEBT (Note 4)                                                                  11,126,000           9,844,405
DEFERRED INCOME TAXES                                                                          --                  --
MANDATORILY REDEEMABLE  PREFERRED STOCK (10,000,000 shares
    authorized with 320,110.53 and 327,286.69 issued and outstanding at December
     31, 1998 and March 31, 1999, respectively) (Note 5)                                 30,730,695          31,503,330

SHAREHOLDERS' EQUITY:
   Warrants (Note 5)                                                                        300,000             300,000
   Common Stock (40,000,000 shares authorized with 10,375,000 issued and
      Outstanding at December 31, 1998 and March 31, 1999, respectively)                    103,750             103,750
    Additional paid-in capital                                                           32,845,727          32,845,727
   Retained earnings (deficit)                                                          (21,907,082)        (23,326,280)
   Deferred compensation                                                                   (139,910)               --
                                                                                       ------------        ------------
                                                                                         11,202,485           9,923,197
                                                                                       ------------        ------------
                                                                                       $ 64,988,032        $ 66,119,995
                                                                                       ============        ============

   The accompanying notes are an integral part of these financial statements.

                             CARRIZO OIL & GAS, INC.

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                                                For the Three
                                                                                                Months Ended
                                                                                                  March 31,
                                                                                       --------------------------------
                                                                                           1998                1999
                                                                                       ------------        ------------
OIL AND NATURAL GAS REVENUES                                                           $  2,338,882        $  1,842,314

COSTS AND EXPENSES:
   Oil and natural gas operating expenses                                                   629,446             743,704
   Depreciation, depletion and amortization                                                 759,504             943,191
   General and administrative                                                               834,352             707,525
                                                                                       ------------        ------------

                 Total costs and expenses                                                 2,223,302           2,394,420
                                                                                       ------------        ------------

OPERATING INCOME (LOSS)                                                                     115,580            (552,106)

OTHER INCOME AND EXPENSES:
    Interest income
                                                                                            193,503               6,485
   Interest expense                                                                         (57,731)           (260,382)
   Capitalized interest                                                                      54,646             260,382
                                                                                       ------------        ------------

INCOME (LOSS) BEFORE INCOME TAXES                                                           305,998            (545,621)

INCOME TAXES                                                                                120,463               7,002
                                                                                       ------------        ------------

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                                                           185,535            (552,623)

CUMULATIVE EFFECT OF CHANGE IN METHOD OF
   REPORTING COSTS OF START-UP ACTIVITIES (Note 6)                                             --                77,731
                                                                                       ------------        ------------

NET INCOME (LOSS)                                                                      $    185,535        $   (630,354)
                                                                                       ============        ============

LESS:  DIVIDENDS AND ACCRETION ON PREFERRED SHARES                                         (670,494)           (788,843)
                                                                                       ------------        ------------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                                              $   (484,959)       $ (1,419,197)
                                                                                       ============        ============

BASIC AND DILUTED LOSS PER COMMON SHARE BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE (Note 3)
                                                                                       $       (.05)       $       (.13)

BASIC AND DILUTED LOSS PER COMMON SHARE OF CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE (Notes 3 and 6)                                                        --                  (.01)
                                                                                       ------------        ------------

BASIC AND DILUTED LOSS PER COMMON SHARE (Note 3)                                       $       (.05)       $       (.14)
                                                                                       ============        ============

   The accompanying notes are an integral part of these financial statements.

                             CARRIZO OIL & GAS, INC.

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                                 For the Three
                                                                                                  Months Ended
                                                                                                    March 31,
                                                                                       --------------------------------
                                                                                           1998                 1999
                                                                                       ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                 $    185,535        $   (630,354)
     Adjustment to reconcile net income (loss) to net cash provided by operating activities-
         Depreciation, depletion and amortization                                           759,504             943,191
         Deferred income taxes                                                               99,903                --
         Cumulative effect of change in accounting principle                                   --                77,731
     Changes in assets and liabilities-
       Accounts receivable                                                                  535,122             300,136
       Other assets                                                                          (7,980)            (86,378)
       Accounts payable, trade                                                           (5,013,493)         (1,119,729)
       Other current liabilities                                                            (13,197)            (44,015)
                                                                                       ------------        ------------
               Net cash used in
                 operating activities                                                    (3,454,606)           (559,418)
                                                                                       ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, accrual basis                                                 (8,918,344)         (1,935,933)
     Adjustment to cash basis                                                               734,773             169,302
     Advance to operators                                                                   (96,856)            355,980
                                                                                       ------------        ------------
               Net cash used in
                 investing activities                                                    (8,280,427)         (1,410,651)
                                                                                       ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from sale of preferred stock                                           28,810,431                --
     Proceeds from long-term debt                                                              --             2,616,850
     Debt repayments                                                                     (7,950,000)               --
                                                                                       ------------        ------------
               Net cash provided by financing activities                                 20,860,431           2,616,850
                                                                                       ------------        ------------

NET INCREASE  IN CASH AND CASH EQUIVALENTS                                                9,125,398             646,781

CASH AND CASH EQUIVALENTS, beginning of period                                            2,674,837           1,187,656
                                                                                       ------------        ------------

CASH AND CASH EQUIVALENTS, end of period                                               $ 11,800,235        $  1,834,437
                                                                                       ============        ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Cash paid for interest (net of amounts capitalized)                               $       --          $       --
                                                                                       ============        ============

   The accompanying notes are an integral part of these financial statements.

                             CARRIZO OIL & GAS, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1. ORGANIZATION AND PRINCIPLES OF COMBINATION:

The condensed financial statements included herein have been prepared by Carrizo Oil & Gas, Inc. (the Company), and are unaudited, except for the balance sheet at December 31, 1998, which has been prepared from the audited financial statements at that date. The financial statements reflect necessary adjustments, all of which were of a recurring nature, and are in the opinion of management necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The Company believes that the disclosures presented are adequate to allow the information presented not to be misleading. The condensed financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

2. GOING CONCERN:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Due principally to depressed oil and gas prices, the Company's operating cash flows have decreased significantly in 1998 and through the first quarter of 1999. The Company projects that, after considering advances and borrowing base adjustments obtained during the first quarter of 1999, and without further increases in borrowing base capacity under its existing revolving credit facility, debt repayments totaling approximately $4,828,445 will be required in the 12 months ended March 31, 1999. The Company raised $2 million in additional financing under its existing credit facility in March 1999; however, it is anticipated that these proceeds will be utilized to fund the Company's ongoing drilling program and for working capital. The Company must find additional oil and gas reserves in order to significantly increase the financing available through its existing revolving credit facility.

The Company projects that its cash sources will exceed its planned needs for cash in 1999. Such cash sources include additional borrowings subject to borrowing availability, cash flows from currently producing properties along with those nearing completion or pending pipeline hookup and projected net cash flows from wells to be drilled. Cash needs in 1999 include debt requirements, working capital, drilling expenditures, lease bonus payments, geological and geophysical costs on its active exploration projects and cash general and administrative costs. The Company also has specific plans which involve, among other things, cost reductions, hedging activities to lock in higher prices and the drilling of high probability exploration and development prospects that it believes will generate the necessary borrowing capacity and cash flow to fund its 1999 obligations. There are no assurances, however, that the Company will be able to generate cash flows sufficient to pay all of its 1999 obligations as they become due because of the sensitivity of such cash flow projections to factors such as oil and natural gas sales price volatility, production levels, operating cost fluctuations, and other variables inherent in the oil and gas industry. The current uncertainties surrounding the sufficiency of its future cash flows and the lack of firm commitments for additional capital raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

As of March 31, 1999 and December 31, 1998, respectively, the Company had $37,432,153 and $37,060,418 of investment in unevaluated properties. In order to fully realize this investment through the exploration and development of these properties, additional capital resources above the amount currently available from the borrowing base and net cash flow from operations will be necessary to fund such capital expenditures. The Company is continuing to seek additional financing from a variety of sources, including new common or preferred equity investors and additional debt financing. No assurance can be given that additional financing will be available by these or other means on terms acceptable to the Company. Without a continued increase in commodity prices, successful drilling or raising additional capital, the Company anticipates that it will be required to limit or defer its planned oil and gas exploration and development program, which could adversely affect the recoverability and ultimate value of the Company's oil and gas properties. The Company has the ability to control the pace of drilling in projects where it has a 100 percent working interest. In other projects where the Company only has a partial ownership, the Company generally has the right, but not the obligation, to participate for its percentage interest in drilling wells and can decline to participate if it does not have sufficient capital resources at the time such drilling operations commence. The Company may also transfer its right to participate in drilling wells in exchange for cash, a reversionary interest, or some combination thereof or may seek to sell or transfer all or a portion of its interest in undeveloped properties.

3. EARNINGS PER COMMON SHARE:

Supplemental earning per share information is provided below:

                                                                     For the Three Months Ended March 31,1998
                                                               ----------------------------------------------------
                                                                                                        Per-Share
                                                                  Income               Shares             Amount
                                                               ------------          ----------        ------------
Net Income                                                     $    185,535
  Less:  Dividends and accretion on preferred stock                (670,494)
                                                               ------------

Basic Earnings per Share
     Net Loss available to common shareholders                 $   (484,959)         10,375,000        $      (0.05)
                                                                                                       ============

Stock Options                                                          --               112,769
                                                               ------------        ------------
Diluted Earnings per Share
     Net Loss available to common
       shareholders plus assumed conversions                   $   (484,959)         10,487,769        $      (0.05)
                                                               ============        ============        ============

                                                                           For the Three Months Ended March 31,1999
                                                                     ----------------------------------------------------
                                                                                                              Per-Share
                                                                        Income               Shares             Amount
                                                                     ------------          ----------        ------------
Net Loss before cumulative effect of change in accounting
     principle                                                       $   (552,623)
  Less:  Dividends and accretion on preferred stock                      (788,843)
                                                                     ------------

Basic Earnings per Share before cumulative change in
    accounting principle
     Net Loss available to common shareholders                       $ (1,341,466)         10,375,000       $      (0.13)
                                                                                                            ============

Stock Options                                                                --                  --
                                                                     ------------        ------------
Diluted Earnings per Share before cumulative effect of change in accounting principle Net Loss available to common
     shareholders plus assumed conversions                           $ (1,341,466)         10,375,000       $      (0.13)
                                                                     ============        ============       ============

Cumulative effect of change in accounting
    principle                                                        $    (77,731)

Basic Earnings per Share of cumulative effect of change in
    accounting principle
     Net Loss available to common shareholders                       $    (77,731)         10,375,000       $      (0.01)
                                                                     ============          ==========       ============

Stock Options                                                                --                  --
                                                                     ------------        ------------

Diluted Earnings per Share of cumulative effect of change in accounting principle Net Loss available to common
     shareholders plus assumed conversions                           $    (77,731)         10,375,000       $      (0.01)
                                                                     ============        ============       ============


Net Loss                                                             $   (630,354)
  Less:  Dividends and accretion on preferred stock                      (788,843)
                                                                     ------------

Basic Earnings per Share
     Net Loss available to common shareholders                       $ (1,419,197)         10,375,000       $      (0.14)
                                                                                                            ============

Stock Options                                                                --                  --
                                                                     ------------        ------------

Diluted Earnings per Share
     Net Loss available to common shareholders plus
        assumed conversions                                          $ (1,419,197)         10,375,000       $      (0.14)
                                                                     ============        ============       ============

Net income (loss) per common share has been computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the periods. The Company had outstanding 250,000 and 443,500 stock options and 1,000,000 warrants, during the three months ended March 31, 1998 and 1999, respectively, which were antidilutive and were not included in the calculation because the exercise price of these instruments exceeded the underlying market value of the options and warrants.

4. FINANCING ARRANGEMENTS:

In connection with the Offering, the Company entered into an amended revolving credit agreement with Compass Bank (the "Company Credit Facility"), to provide for a maximum loan amount of $25 million, subject to borrowing base limitations. The maximum loan amount was amended to $10 million in April, 1999. Under the Company Credit Facility, the principal outstanding is due and payable upon maturity in June 2000 with interest due monthly. The Company Credit Facility was subsequently amended in September 1998 to provide for a term loan under the facility (the "Term Loan") in addition to the revolving credit facility limited by the Company's borrowing base. The Term Loan was initially due and payable upon maturity in September 1999. The interest rate for borrowings is calculated at a floating rate based on the

Compass index rate or LIBOR plus 2 percent. The Company's obligations are secured by certain of its oil and gas properties and cash or cash equivalents included in the borrowing base.

Under the Company Credit Facility, Compass, in its sole discretion, will make semiannual borrowing base determinations based upon the proved oil and natural gas properties of the Company. Compass may redetermine the borrowing base and the monthly borrowing base reduction at any time and from time to time. The Company may also request borrowing base redeterminations in addition to its required semiannual reviews at the Company's cost. As of March 31, 1999 and December 31, 1998, respectively, the borrowing base was $6,171,738 and $6,076,000 and borrowings outstanding were $5,351,000 and $5,056,000.

Proceeds from the Borrowing Base portions of this credit facility have been used to provide funding for exploration and development activity. Substantially all of Carrizo's oil and natural gas property and equipment is pledged as collateral under this facility. At March 31, 1999 and December 31, 1998, borrowings under this facility totaled $5,351,000 and $5,056,000, respectively, with an additional $521,738 and $1,020,000, respectively, available for future borrowings. Borrowings outstanding under the Term Loan portion of the facility were $9,000,000 and $7,000,000 at March 31, 1999 and December 31, 1998,
respectively. The facility was also available for letters of credit, two and one of which have been issued for $299,000 and $224,000 at March 31, 1999 and December 31, 1998, respectively. The term loan is guaranteed by certain members of the Board of Directors.

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

5. MANDATORILY REDEEMABLE PREFERRED STOCK:

In January 1998, the Company consummated the sale of 300,000 shares of Preferred Stock and Warrants to purchase 1,000,000 shares of Common Stock to affiliates of Enron Corp. The net proceeds received by the Company from this transaction were approximately $28.8 million and were used primarily for oil and natural gas exploration and development activities in Texas and Louisiana and to repay related indebtedness. The Preferred Stock provides for annual cumulative dividends of $9.00 per share, payable quarterly in cash or, at the option of the Company until January 15, 2002, in additional shares of Preferred Stock. The Company expects to continue payment in kind dividends due in 1999. Dividend payments for the three months ended March 31, 1999 were made by the issuance of an additional 7,337.02 shares of Preferred Stock. As of April 15, 1999 there were 334,623.71 shares of Preferred Stock outstanding.

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

The Company's Cash Flow (as defined above) for the three months ended March 31, 1999 was less than the amount of the dividends accrued with respect to the Preferred Stock for such period. There can be no assurance as to whether the Company's Cash Flow for the three months ended June 30, 1999 will exceed the amount of the dividends to be accrued with respect to the Preferred Stock.

6. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:

On January 1, 1999, the Company adopted the American Institute of Certified Public Accountants Statement of Position 98-5, which provides guidance on the accounting for start up costs and organization costs that required the recording of the cumulative effect of a change in accounting principle to write off unamortized organization costs of $77,731.

7. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

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

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors that have affected certain aspects of the Company's financial position and results of operations during the periods included in the accompanying unaudited condensed financial statements. This discussion should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998 and the unaudited condensed financial statements included elsewhere herein. Unless otherwise indicated by the context, references herein to "Carrizo" or "Company" mean Carrizo Oil & Gas, Inc., a Texas corporation that is the registrant.

GENERAL OVERVIEW

The Company began operations in September 1993 and initially focused on the acquisition of producing properties. As a result of the increasing availability of economic onshore 3-D seismic surveys, the Company began to obtain 3-D seismic data and options to lease substantial acreage in 1995 and began to drill its 3-D based prospects in 1996. The Company drilled 53 wells in 1998 and five wells through the three months ended March 31, 1999. The Company has budgeted to drill a total of 18 to 44 gross wells (4.6 to 17.5 net) in 1999. Accordingly, depreciation, depletion and amortization, oil and gas operating expenses and production are expected to increase. The Company has typically retained the majority of its interests in shallow, normally pressured prospects and sold a portion of its interests in deeper, overpressured prospects.

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

Due to the instability of oil and natural gas prices, in 1995 the Company began utilizing, from time to time, certain hedging instruments (e.g., NYMEX futures contracts) for a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company's hedging arrangements apply to only a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas, or a sudden unexpected event materially impacts oil or natural gas prices. The Company accounts for all these transactions as hedging activities and, accordingly, gains and losses from hedging activities are included in oil and gas revenues during the period the hedged transactions occur. Historically, gains and losses from hedging activities have not been material. The Company expects that the amount of hedges that it has in place will vary from time to time. The Company entered in hedging transactions covering 660 Mmcf and 180 Mmcf at an average price (Houston Ship Channel) of $2.13 and $2.99 resulting in a net gain of $117,000 and $150,000 for the first quarters of 1999 and 1998, respectively. The Company had outstanding hedge positions as of March 31, 1999 and 1998, respectively, covering 1,080 Mmcf for April-December 1999 and 488 Mmcf for April-July 1998 at an average price of $1.93 and $2.15 (Houston Ship Channel). The Company also had outstanding hedge positions as of March 31, 1999 covering 54,000 Bbls for April-December 1999 at an average price of $15.45. The fair market value of the hedge positions as March 31, 1999 is approximately $(30,000).

The Company uses the full-cost method of accounting for its oil and gas properties. Under this method, all acquisition, exploration and development costs, including any general and administrative costs that are directly attributable to the Company's acquisition, exploration and development activities, are capitalized in a "full-cost pool" as incurred. The Company records depletion of its full-cost pool using the unit-of-production method. To the extent that such capitalized costs in the full-cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the present value (using a 10 percent discount rate) of estimated future net after-tax cash flows from proved oil and gas reserves, such excess costs are charged to operations. A ceiling test write-down was not required for the three months ended March 31, 1999 and 1998. Once incurred, a write-down of oil and gas properties is not reversible at a later date.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1999,
Compared to the Three Months Ended March 31, 1998

Oil and natural gas revenues for the three months ended March 31, 1999 decreased 21 percent to $1,842,000 from $2,339,000 for the same period in 1998. Production volumes for natural gas during the three months ended March 31, 1999 were 703,694 Mcf, essentially unchanged from 707,171 Mcf for the same period in 1998. Average gas prices decreased 27 percent to $1.92 per Mcf in the first quarter of 1999 from $2.64 per Mcf in the same period in 1998. Production volumes for oil in the first quarter of 1999 increased 44 percent to 47,759 Bbls from 33,175 Bbls for the same period in 1998. Average oil prices decreased 27 percent to $10.33 per barrel in the first quarter of 1999 from $14.19 per barrel in the same period in 1998. The increase in oil production was due primarily to the Jones Branch acquisition during the fourth quarter of 1998. Natural gas production remained substantially unchanged primarily as a result of the increased production due to the Jones Branch acquisition offset by the natural decline of existing wells.

The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the three months ended March 31, 1998 and 1999:

                                                                                             1999 Period
                                                                                      Compared to 1998 Period
                                                                                  --------------------------------
                                                                March 31            Increase            % Increase
                                              1998                1999             (Decrease)           (Decrease)
                                          ------------        ------------        ------------          ---------
Production volumes-
   Oil and condensate (Bbls)                    33,175              47,759              14,584               44%
   Natural gas (Mcf)                           707,171             703,694              (3,477)               0%
Average sales prices-(1)
   Oil and condensate (per Bbl)           $      14.19        $      10.33        $      (3.86)             (27)%
   Natural gas (per Mcf)                          2.64                1.92                (.72)             (27)%
Operating revenues-
   Oil and condensate                     $    470,689        $    493,436        $     22,747                5%
   Natural gas                               1,868,193           1,348,878            (519,315)             (28)%
                                          ------------        ------------        ------------

                            Total         $  2,338,882        $  1,842,314        $   (496,568)             (21)%
                                          ============        ============        ============

---------
(1) Includes impact of hedging activities.

Oil and natural gas operating expenses for the three months ended March 31, 1999 increased 18 percent to $744,000 from $629,000 for the same period in 1998 primarily due to the addition of new production offset by a reduction in costs on older producing fields. Operating expenses per equivalent unit increased to $.75 per Mcfe in the first quarter of 1999 from $.69 per Mcfe in the same period in 1998 as a result of the natural decrease in production of natural gas on older wells offset by cost control measures implemented in certain oil producing fields.

Depreciation, depletion and amortization (DD&A) expense for the three months ended March 31, 1999 increased 24 percent to $943,000 from $760,000 for the same period in 1998. This increase was due to increased amortization of deferred loan costs, increased production and additional seismic and drilling costs offset by the lower asset base resulting from the ceiling test write-down in the fourth quarter of 1998. General and administrative expense for the three months ended March 31, 1999 decreased 15 percent to $708,000 from $834,000 for the same period in 1998 primarily as a result of cost control measures implemented in the first quarter of 1999.

Interest income for the three months ended March 31, 1999 decreased to $6,000 from $194,000 in the first quarter of 1998 as a result of declining cash balances Net interest expense for the three months ended March 31, 1999, decreased to zero from $3,000 from in the same period in 1998. Capitalized interest increased to $260,000 in the first quarter of 1999 from $55,000 in the first quarter of 1998 reflecting higher debt levels in the 1999 quarter.

Income (loss) before income taxes for the three months ended March 31, 1999 decreased to a loss of $546,000 from income of $306,000 in the same period in 1998. Net income (loss) for the three months ended March 31, 1999 decreased to a loss of $630,000 from income of $186,000 for the same period in 1998 primarily as a result of the factors described above and the charge of $78,000 for the cumulative effect of change in method of reporting costs of start-up activities.

LIQUIDITY AND CAPITAL RESOURCES

Note 2 to the Financial Statements notes that the financial statements have been prepared assuming the Company will continue as a going concern but also notes the uncertainties about the Company's future ability to pay its obligations when they become due and the lack of firm commitments for additional capital raised substantial doubt about the ability of the Company to continue as a going concern. As stated in that note, the financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern. See Note 2 in the Notes to the Company's Financial Statements.

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

Cash flows used in operations (after changes in working capital) were $3,454,606 and $559,418 for the three months ended March 31, 1998 and 1999, respectively. The decrease in cash flows used in operations in 1999 as compared to 1998 was due primarily to decreases in trade accounts payable in 1998.

The Company has budgeted capital expenditures in 1999 of approximately $2.2 million to $9.5 million of which $500,000 is expected to be used to fund 3-D seismic surveys and land acquisitions and $1.7 million to $ 9.0 million of which is expected to be used for drilling activities in the Company's project areas. The Company has budgeted to drill approximately 18 to 44 gross wells (4.6 to 17.8 net) in 1999. The actual number of wells drilled and capital expended is dependent upon available financing and cash flow. This decrease in planned drilling activity resulted primarily from the lack of availability of capital resources.

The Company has continued to reinvest a substantial portion of its cash flows into increasing its 3-D prospect portfolio, improving its 3-D seismic interpretation technology and funding its drilling program. Oil and gas capital expenditures were $1.9 million for the three months ended March 31, 1999. The Company's drilling efforts resulted in the successful completion of 31 gross wells (10.3 net) during the year ended December 31, 1998 and five gross wells (0.7 net) during the three months ended March 31, 1999.

FINANCING ARRANGEMENTS

In connection with the Offering, the Company entered into an amended revolving credit agreement with Compass Bank (the "Company Credit Facility"), to provide for a maximum loan amount of $25 million, subject to borrowing base limitations. The maximum borrowing base loan amount was amended to $10 million in April, 1999. Under the Company Credit Facility, the principal outstanding is due and payable upon maturity in June 2000 with interest due monthly. The Company Credit Facility was subsequently amended in September 1998 to provide for a term loan under the facility (the "Term Loan") in addition to the revolving credit facility limited by the Company's borrowing base. The Term Loan was initially due and payable upon maturity in September 1999. The interest rate for borrowings is calculated at a floating rate based on the Compass index rate or LIBOR plus 2 percent. The Company's obligations are secured by certain of its oil and gas properties and cash or cash equivalents included in the borrowing base.

Under the Company Credit Facility, Compass, in its sole discretion, will make semiannual borrowing base determinations based upon the proved oil and natural gas properties of the Company. Compass may redetermine the borrowing base and the monthly borrowing base reduction at any time and from time to time. The Company may also request borrowing base redeterminations in addition to its required semiannual reviews at the Company's cost. As of March 31, 1999 and December 31, 1998, respectively, the borrowing base was $5,790,925 and $6,076,000 and borrowings outstanding were $6,171,738 and $5,056,000.

Proceeds from the Borrowing Base portions of this credit facility have been used to provide funding for exploration and development activity. Substantially all of Carrizo's oil and natural gas property and equipment is pledged as collateral under this facility. At March 31, 1999 and December 31, 1998 borrowings under this facility totaled $5,351,000 and $5,056,000, respectively, with and an additional $521,738 and $1,020,000, respectively, available for future borrowings. Borrowings outstanding under the Term Loan portion of the facility were $9,000,000 and $7,000,000 at March 31, 1999 and December 31, 1998,
respectively. The facility was also available for letters of credit, two and one of which have been issued for $299,000 and $224,000 at March 31, 1999 and December 31, 1998, respectively. The term loan is guaranteed by certain members of the Board of Directors.

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

In January 1998, the Company consummated the sale of 300,000 shares of Preferred Stock and Warrants to purchase 1,000,000 shares of Common Stock to affiliates of Enron Corp. The net proceeds received by the Company from this transaction were approximately $28.8 million and were used primarily for oil and natural gas exploration and development activities in Texas and Louisiana and to repay related indebtedness. The Preferred Stock provides for annual cumulative dividends of $9.00 per share, payable quarterly in cash or, at the option of the Company until January 15, 2002, in additional shares of Preferred Stock. The Company expects to continue payment in kind dividends due in 1999. Dividend payments for the three months ended December 31, 1999 were made by the issuance of an additional 7,337.02 shares of Preferred Stock. As of April 15, 1999 there were 334,623.71 shares of Preferred Stock outstanding.

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

The Company's Cash Flow (as defined above) for the three months ended March 31, 1999 was less than the amount of the dividends accrued with respect to the Preferred Stock for such period. There can be no assurance as to whether the Company's Cash Flow for the three months ended June 30, 1999 will exceed the amount of the dividends to be accrued with respect to the Preferred Stock.

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

The Company has not identified any non-information technology systems that use embedded technology on which it relies and which it believes is likely to have a Year 2000 problem; however such assessment is expected to continue through 1999.

Like every other business enterprise, the Company is at risk from Year 2000 failures on the part of its major business counterparts, including suppliers and service providers, as well as potential failures in public and private infrastructure services, including electricity, water, gas, transportation and communications.

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

The Company's assessment of its Year 2000 issues involves many assumptions. There can be no assurance that the Company's assumptions will prove accurate, and actual results could differ significantly from the assumptions. In conducting its Year 2000 compliance efforts, the Company has relied primarily on vendor representations with respect to its internal computerized systems and representations from third parties with which the Company has business relationships and has not independently verified these representations. There can be no assurance that these representations will prove to be accurate. A Year 2000 failure could result in a business disruption that adversely affects the Company's business, financial condition or results of operations. The Company is unlikely to be insured for Year 2000 losses should they occur. Although it is not currently aware of any likely business disruption, the Company is developing contingency plans to address Year 2000 failures and expects this work to continue through 1999.

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

       +3.3   --     Amended and Restated Bylaws of the Company, as amended by
                     Amendment No. 1 (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form
                     8-A (Registration No. 000-22915).

       4.1    --     Fifth Amended, Restated, and Combined Loan Agreement
                     between the Company and Compass Bank dated May 22, 1999.

       4.2    --     Amended and Restated Limited Guaranty, Douglas A. P.
                     Hamilton dated May 22, 1999.

       4.3    --     Stock Pledge Agreement, Steven A. Webster dated
                     May 22, 1999.

       4.4    --     Sixth Amendment to First Amended, Restated and Combined
                     Loan Agreement by and between Carrizo Oil & Gas, Inc. and
                     Compass Bank dated April 23, 1999.

       4.5    --     Amended and Restated Limited Guaranty, Paul B. Loyd, Jr.
                     dated May 22, 1999.

       27.1   --     Financial Data Schedule.

+      Incorporated herein by reference as indicated.

       Reports on Form 8-K

         On February 23, 1999, the Company filed a Form 8-K/A that included financial statements and pro forma financial information with respect to its acquisition of certain oil and gas producing properties in Wharton County, Texas, along with certain rights to participate in certain exploration prospects and associated rights of access to certain seismic data and related information and certain other related assets from Hall-Houston Oil Company and others. This acquisition was originally reported on a Form 8-K, filed on December 28, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Carrizo Oil & Gas, Inc.
                                (Registrant)



Date:  May 17, 1999             By:  /s/ S. P. Johnson, IV
                                    --------------------------------------------
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date:  May 17, 1999             By:  /s/ Frank A. Wojtek
                                    --------------------------------------------
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

      Exhibit
      Number                                Description
      ------                                -----------

       +2.1   --     Combination Agreement by and among the Company, Carrizo
                     Production, Inc., Encinitas Partners Ltd., La Rosa Partners
                     Ltd., Carrizo Partners Ltd., Paul B. Loyd, Jr., Steven A.
                     Webster, S.P. Johnson IV, Douglas A.P. Hamilton and Frank
                     A. Wojtek dated as of June 6, 1997 (Incorporated herein by reference to Exhibit 2.1 to the Company's Registration
                     Statement on Form S-1 (Registration No. 333-29187)).

       +3.1   --     Amended and Restated Articles of Incorporation of the
                     Company (Incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended
                     December 31, 1997.

       +3.2   --     Statement of Resolution Establishing Series of Shares
                     Designated 9% Series A Preferred Stock (Incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

       +3.3   --     Amended and Restated Bylaws of the Company, as amended by
                     Amendment No. 1 (incorporated herein by reference to
                     Exhibit 3.2 to the Company's Registration Statement on Form
                     8-A (Registration No. 000-22915).

       4.1    --     Fifth Amended, Restated, and Combined Loan Agreement
                     between the Company and Compass Bank dated March 22, 1999.

       4.2    --     Amended and Restated Limited Guaranty, Douglas A. P.
                     Hamilton dated March 22, 1999.

       4.3    --     Stock Pledge Agreement, Steven A. Webster dated
                     March 22, 1999.

       4.4    --     Sixth Amendment to First Amended, Restated and Combined
                     Loan Agreement by and between Carrizo Oil & Gas, Inc. and
                     Compass Bank dated April 23, 1999.

       4.5    --     Amended and Restated Limited Guaranty, Paul B. Loyd, Jr.
                     dated March 22, 1999.

       27.1   --     Financial Data Schedule.

+      Incorporated herein by reference as indicated.