Form 10-Q
period 1999-06-30
CARRIZO OIL & GAS INC
filed 1999-08-16
CIK 1040593

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


                         For the quarterly period ended JUNE 30, 1999


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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X. No
                                      ---   ---


The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of August 11, 1999, the latest practicable date, was 10,375,000.

                             CARRIZO OIL & GAS, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                      INDEX



PART I.  FINANCIAL INFORMATION                                                                              PAGE
        Item 1.       Condensed Balance Sheets
                      -  As of June 30, 1999 and December 31, 1998                                            2

                      Condensed Statements of Operations
                      -  For the three-month and six-month periods ended
                         June 30, 1998 and 1999                                                               3

                      Condensed Statements of Cash Flows
                      -  For the six-month periods ended June 30, 1998 and
                         1999                                                                                 4

                      Notes to Condensed Financial Statements                                                 5

        Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                    11


PART II.  OTHER INFORMATION

        Items 1-6.                                                                                           18

SIGNATURES                                                                                                   20

                             CARRIZO OIL & GAS, INC.

                            CONDENSED BALANCE SHEETS



                                                                                            December 31,         June 30,
                                                                                                1998               1999
                                                                                            ------------       ------------
                                                                                                                (Unaudited)
                                     ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                                $  1,187,656       $    213,477
   Accounts receivable, net of allowance for doubtful accounts of zero and                     4,227,365          3,088,224
      $480,000 at December 31, 1998 and June 30, 1999, respectively
   Advances to operators                                                                       1,192,079          1,060,884
   Other current assets                                                                          117,614            114,113
                                                                                            ------------       ------------

                              Total current assets                                             6,724,714          4,476,698

PROPERTY AND EQUIPMENT, net (full-cost method of accounting for oil and gas
   properties)                                                                                57,878,191         61,583,761

OTHER ASSETS                                                                                     385,127            233,922
                                                                                            ------------       ------------
                                                                                            $ 64,988,032       $ 66,294,381
                                                                                            ============       ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable, trade                                                                  $ 10,003,376       $  5,860,042
   Dividends payable                                                                             720,360            753,141
   Other current liabilities                                                                     275,116            125,625
   Current maturities of long-term debt                                                          930,000         10,525,982
                                                                                            ------------       ------------

                              Total current liabilities                                       11,928,852         17,264,790

LONG-TERM DEBT (Note 4)                                                                       11,126,000          7,799,952
DEFERRED INCOME TAXES                                                                                 --                 --
MANDATORILY REDEEMABLE PREFERRED STOCK (10,000,000 shares
    authorized with 320,110.53 and 334,623.71 issued and outstanding at December
     31, 1998 and June 30, 1999, respectively) (Note 5)                                       30,730,695         32,293,494

SHAREHOLDERS' EQUITY:
   Warrants (Note 5)                                                                             300,000            300,000
   Common Stock (40,000,000 shares authorized with 10,375,000 issued and
      Outstanding at December 31, 1998 and June 30, 1999, respectively)                          103,750            103,750
   Additional paid-in capital                                                                 32,845,727         32,845,727
   Retained earnings (deficit)                                                               (21,907,082)       (24,313,332)
   Deferred compensation                                                                        (139,910)                --
                                                                                            ------------       ------------
                                                                                              11,202,485          8,936,145
                                                                                            ------------       ------------
                                                                                            $ 64,988,032       $ 66,294,381
                                                                                            ============       ============

                  The accompanying notes are an integral part
                         of these financial statements.

                             CARRIZO OIL & GAS, INC.

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                           For the Three                     For the Six
                                                                            Months Ended                     Months Ended
                                                                               June 30,                        June 30,
                                                                      ---------------------------     ---------------------------
                                                                         1998            1999            1998            1999
                                                                      -----------     -----------     -----------     -----------

OIL AND NATURAL GAS REVENUES                                          $ 1,848,765     $ 1,925,265     $ 4,187,647     $ 3,767,580

COSTS AND EXPENSES:
   Oil and natural gas operating expenses                                 653,364         636,840       1,282,809       1,380,545
   Depreciation, depletion and amortization                               860,862         985,053       1,620,367       1,928,244
   General and administrative                                             558,280         480,474       1,392,633       1,187,999
                                                                      -----------     -----------     -----------     -----------

                        Total costs and expenses                        2,072,506       2,102,367       4,295,809       4,496,788
                                                                      -----------     -----------     -----------     -----------

OPERATING INCOME (LOSS)                                                  (223,741)       (177,102)       (108,162)       (729,208)

OTHER INCOME AND EXPENSES:
   Interest income                                                         80,033           6,879         273,537          13,364
   Interest expense                                                            --        (343,397)        (57,731)       (603,779)
   Capitalized interest                                                        --         340,306          54,646         600,688
                                                                      -----------     -----------     -----------     -----------

INCOME (LOSS) BEFORE INCOME TAXES                                        (143,708)       (173,314)        162,290        (718,935)

INCOME TAXES                                                              (36,934)          7,002          83,529          14,004
                                                                      -----------     -----------     -----------     -----------

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE                                        (106,774)       (180,316)         78,761        (732,939)

CUMULATIVE EFFECT OF CHANGE IN METHOD OF
   REPORTING COSTS OF START-UP ACTIVITIES (Note 6)                             --              --              --          77,731
                                                                      -----------     -----------     -----------     -----------

NET INCOME (LOSS)                                                     $  (106,774)    $  (180,316)    $    78,761     $  (810,670)
                                                                      ===========     ===========     ===========     ===========

LESS:  DIVIDENDS AND ACCRETION ON
   PREFERRED SHARES                                                      (741,444)       (806,736)     (1,411,938)     (1,595,579)
                                                                      -----------     -----------     -----------     -----------

NET LOSS AVAILABLE TO COMMON
   SHAREHOLDERS                                                       $  (848,218)    $  (987,052)    $(1,333,177)    $(2,406,249)
                                                                      ===========     ===========     ===========     ===========

BASIC AND DILUTED  LOSS PER COMMON SHARE BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE (Note 3)                         $      (.08)    $      (.10)    $      (.13)    $      (.22)

BASIC AND DILUTED LOSS PER COMMON SHARE OF CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE (Notes 3 and 6)                              --              --              --            (.01)
                                                                      -----------     -----------     -----------     -----------


BASIC AND DILUTED LOSS PER COMMON SHARE (Note 3)                      $      (.08)    $      (.10)    $      (.13)    $      (.23)
                                                                      ===========     ===========     ===========     ===========


                  The accompanying notes are an integral part
                         of these financial statements.

                             CARRIZO OIL & GAS, INC.

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS



                                                                                               For the Six
                                                                                               Months Ended
                                                                                                 June 30,
                                                                                      -------------------------------
                                                                                          1998               1999
                                                                                      ------------       ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                $     78,761       $   (810,671)
     Adjustment to reconcile net income (loss) to net cash provided by operating activities-
         Depreciation, depletion and amortization                                        1,620,367          1,928,244
         Deferred income taxes                                                              42,409                 --
         Cumulative effect of change in accounting principle                                    --             77,732
     Changes in assets and liabilities-
       Accounts receivable                                                                 119,088          1,139,141
       Other assets                                                                        (42,366)           (89,416)
       Accounts payable, trade                                                          (5,145,559)         2,277,632
       Other current liabilities                                                              (760)          (149,4,1)
                                                                                      ------------       ------------
               Net cash provided by (used) in
                 operating activities                                                   (3,328,060)         4,373,171
                                                                                      ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, accrual basis                                               (18,758,396)        (5,327,514)
     Adjustment to cash basis                                                            1,934,147           (251,031)
     Advance to operators                                                               (1,460,854)           131,195
                                                                                      ------------       ------------
               Net cash used in
                 investing activities                                                  (18,285,103)        (5,447,350)
                                                                                      ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from sale of preferred stock                                          28,810,431                 --
     Proceeds from long-term debt                                                               --            100,000
     Debt repayments                                                                    (7,950,000)                --
                                                                                      ------------       ------------
               Net cash provided by
                 financing activities                                                   20,860,431            100,000
                                                                                      ------------       ------------

NET DECREASE  IN CASH AND CASH EQUIVALENTS                                                (752,732)          (974,179)

CASH AND CASH EQUIVALENTS, beginning of period                                           2,674,837          1,187,656
                                                                                      ------------       ------------

CASH AND CASH EQUIVALENTS, end of period                                              $  1,922,105       $    213,477
                                                                                      ============       ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Cash paid for interest (net of amounts capitalized)                              $      3,085       $      3,091
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

2. GOING CONCERN:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Due principally to depressed oil and gas prices, the Company's operating cash flows have decreased significantly in 1998 and through the second quarter of 1999. The Company projects that, after considering advances and borrowing base adjustments obtained through the second quarter of 1999, and without further increases in borrowing base capacity under its existing revolving credit facility, debt repayments totaling approximately $10,705,982 will be required in the 12 months ended June 30, 2000. The Company raised $2 million in additional financing under its existing credit facility in March 1999; however, proceeds were utilized to fund the Company's ongoing drilling program and for working capital. The Company must find additional oil and gas reserves in order to significantly increase the financing available through its existing revolving credit facility.

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

During the second quarter of 1999, the Company entered into an Exploration Agreement with Palace Exploration Company, an Oklahoma oil & gas company, to drill and, if successful, develop a minimum of 27 of Carrizo's exploration prospects during the nine months ended March 31, 2000. In exchange for earning 50 percent of Carrizo's working interest in each of the prospects, Palace has agreed to pay approximately 71 percent of the drilling costs for such wells. Palace also has the right to participate in certain additional 1999 wells on substantially the same terms, as Carrizo identifies such prospects. The agreement provides that Carrizo will retain control of well operations. Palace has certain termination rights in the event of continued adverse drilling results. The joint exploration program includes wells ranging in expected depths from 5,800 feet to over 14,000 feet. Most of the prospects were internally generated with approximately 90 percent located in South Texas and approximately 10 percent located in South Louisiana. It is anticipated that the total drilling cost of the minimum 27 gross well program will exceed $10 million.

As of June 30, 1999 and December 31, 1998, respectively, the Company had $39,121,247 and $37,060,418 of investment in unevaluated properties. In order to fully realize this investment through the exploration and development of these properties, additional capital resources above the amount currently available from the borrowing base, net cash flow from operations and the Exploration Agreement will be necessary to fund such capital expenditures. The Company is continuing to seek additional financing from a variety of sources, including new common or preferred equity investors and additional debt financing. No assurance can be given that additional financing will be available by these or other means on terms acceptable to the Company. Without a continued increase in commodity prices, successful drilling or raising additional capital, the Company anticipates that it will be required to limit or defer its planned oil and gas exploration and development program, which could adversely affect the recoverability and ultimate value of the Company's oil and gas properties. The Company has the ability to control the pace of drilling in projects where it has a 100 percent working interest. In other projects where the Company only has a partial ownership, the Company generally has the right, but not the obligation, to participate for its percentage interest in drilling wells and can decline to participate if it does not have sufficient capital resources at the time such drilling operations commence. The Company may also transfer its right to participate in drilling wells in exchange for cash, a reversionary interest, or some combination thereof or may seek to sell or transfer all or a portion of its interest in undeveloped properties.

3. EARNINGS PER COMMON SHARE:

Supplemental earning per share information is provided below:

                                                                   For the Three Months Ended June 30,
                                       ---------------------------------------------------------------------------------------

                                              Income (Loss)                     Shares                     Per-Share Amount
                                           1998          1999             1998          1999              1998         1999
                                       ---------------------------     --------------------------     ------------------------
Net Loss                               $   (106,774)  $   (180,316)
Less:  Dividends and accretion
    on preferred stock                     (741,444)      (806,736)
                                       ------------   ------------
Basic Earnings per Share
    Net Loss available to
       common shareholders                 (848,218)      (987,052)    10,375,000      10,375,000     $     (0.08)  $    (0.10)
                                                                                                      ===========   ==========
Stock Options                                    --             --         87,445              --
                                       ------------   ------------     ----------      ----------
Diluted Earnings per Share Net
    Loss available to common
    shareholders plus assumed
    conversions                        $   (848,218)  $   (987,052)    10,462,445      10,375,000     $     (0.08)  $    (0.10)
                                       ============   ============     ==========      ==========     ===========   ==========

                                                                       For the Six Months Ended June 30,
                                                -----------------------------------------------------------------------------------

                                                       Income (Loss)                 Shares                 Per-Share Amount
                                                    1998          1999          1998        1999          1998            1999
                                                -------------------------    -----------------------  -----------------------------
Net Income (loss) before
 cumulative effect of change in
 accounting principle                           $    78,761   $  (732,939)
Less: Dividends and accretion
 on preferred stock                              (1,411,938)   (1,595,579)
                                                -----------   -----------
Basic Earnings per Share before
 cumulative change in
 accounting principle
 Net Loss available to
   common shareholders                           (1,333,177)   (2,328,518)   10,375,000   10,375,000  $      (0.13)  $        (0.22)
                                                                                                      ============   ==============
Stock Options                                            --            --       105,810           --
                                                -----------   -----------    ----------   ----------
Diluted Earnings per Share before
 cumulative effect of change in
 accounting principle
 Net Loss available to common
  shareholders plus assumed
  conversions                                   $(1,333,177)  $(2,328,518)   10,480,810   10,375,000  $      (0.13)  $        (0.22)
                                                ===========   ===========    ==========   ==========  ============   ==============
Cumulative effect of change in
 accounting principle                            $       --   $   (77,731)
Basic Earnings per Share of
 cumulative effect of change in
 accounting principle
 Net Loss available to common
  shareholders                                  $        --   $   (77,731)   10,375,000   10,375,000  $         --     $      (0.01)
                                                                                                      ============   ==============
Stock Options                                            --            --       105,810           --
                                                -----------   -----------    ----------   ----------
Diluted Earnings per Share before
 cumulative effect of change in
 accounting principle
 Net Loss available to common
  shareholders plus assumed
  conversions                                   $       --    $   (77,731)   10,480,810   10,375,000  $         --     $      (0.01)
                                                ===========   ===========    ==========   ==========  ============   ==============
Net Income (loss)                               $    78,761   $  (810,670)
Less:  Dividends and accretion
 on preferred stock                              (1,411,938)   (1,595,579)
                                                -----------   -----------
Basic Earnings per Share
 Net Loss available to common
  shareholders                                   (1,333,177)   (2,406,249)   10,375,000   10,375,000
                                                                                                      $      (0.13)  $        (0.23)
                                                                                                      ============   ==============
Stock Options                                            --            --       105,810           --
                                                -----------   -----------    ----------   ----------
Diluted Earnings per Share Net
 Loss available to common
  shareholders plus assumed
  conversions                                   $(1,333,177)  $(2,406,249)   10,480,810   10,375,000  $      (0.13)  $        (0.23)
                                                ===========   ===========    ==========   ==========  ============   ==============

Net income (loss) per common share has been computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the periods. The Company had outstanding 250,000 and 443,500 stock options and 1,000,000 warrants, during the three months and six months ended June 30, 1998 and 1999, respectively, which were antidilutive and were not included in the calculation because the exercise price of these instruments exceeded the underlying market value of the options and warrants.

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

Under the Company Credit Facility, Compass, in its sole discretion, will make semiannual borrowing base determinations based upon the proved oil and natural gas properties of the Company. Compass may redetermine the borrowing base and the monthly borrowing base reduction at any time and from time to time. The Company may also request borrowing base redeterminations in addition to its required semiannual reviews at the Company's cost. As of June 30, 1999 and December 31, 1998, respectively, the borrowing base was $6,273,287 and $6,076,000 and borrowings outstanding were $5,451,000 and $5,056,000.

Proceeds from the Borrowing Base portions of this credit facility have been used to provide funding for exploration and development activity. Substantially all of Carrizo's oil and natural gas property and equipment is pledged as collateral under this facility. At June 30, 1999 and December 31, 1998 borrowings under this facility totaled $5,451,000 and $5,056,000, respectively, with an additional $523,287 and $1,020,000, respectively, available for future borrowings. Borrowings outstanding under the Term Loan portion of the facility were $9,000,000 and $7,000,000 at June 30, 1999 and December 31, 1998,
respectively. The facility was also available for letters of credit, two and one of which have been issued for $299,000 and $224,000 at June 30, 1999 and December 31, 1998, respectively. The term loan is guaranteed by certain members of the Board of Directors.

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

In March 1999, the Company borrowed an additional $2 million on the term loan portion of the Company Credit Facility increasing the total outstanding borrowing under the Term Loan to $9 million. Certain members of the Board of Directors have guaranteed the Term Loan. The maturity date of the Term Loan was amended to provide for twelve monthly installments of $750,000 beginning January 1, 2000. The Company also received a deferral of principal payments due under the borrowing base facility until July 1, 1999. At such time, the available borrowing base portion of the loan will be reviewed and is expected to begin to reduce ratably at $325,000 per month with any difference between the available borrowing base and amounts outstanding being currently due. Should the Company be able to add sufficient value to its borrowing base through drilling activities, the required principal payments would be reduced. Certain members of the Board of Directors have provided approximately $4 million in collateral primarily in the form of marketable securities to secure the borrowing base facility.

5. MANDATORILY REDEEMABLE PREFERRED STOCK:

In January 1998, the Company consummated the sale of 300,000 shares of Preferred Stock and Warrants to purchase 1,000,000 shares of Common Stock to affiliates of Enron Corp. The net proceeds received by the Company from this transaction were approximately $28.8 million and were used primarily for oil and natural gas exploration and development activities in Texas and Louisiana and to repay related indebtedness. The Preferred Stock provides for annual cumulative dividends of $9.00 per share, payable quarterly in cash or, at the option of the Company until January 15, 2002, in additional shares of Preferred Stock. The Company expects to continue payment in kind dividends due in 1999. Dividend payments for the six months ended June 30, 1999 were made by the issuance of an additional 14,838.54 shares of Preferred Stock. As of July 15, 1999 there were 342,125.23 shares of Preferred Stock outstanding.

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

The Preferred Stockholder has advised the Company that they disagree with the calculation of Cash Flow (as defined above) for the first quarter of 1999 because they believe that capitalized interest and capitalized geological, geophysical and land costs are "non-cash income" items and as such should be deducted from cash flow for purposes of the Test. The Company believes that these items are neither "non-cash" nor "income" and therefore has advised the Preferred Stockholder that the Company strongly disagrees with the Preferred Stockholders' position regarding the treatment of these items. Based upon the Company's calculation of Cash Flow, which is consistent with prior quarters, for the three months ended June 30, 1999 the Cash Flow was greater than the amount of the dividends accrued with respect to the Preferred Stock for such period, and the Company has advised the Preferred Stockholder that based upon its calculations the Company believes that it has met the Cash Flow test for the quarter. The Company has also prepared the Cash Flow test for the quarter ended June 30, 1999 on a basis the Company believes is consistent with the Preferred Stockholders' advice to the Company. Based upon this calculation, the Company believes that it has also met the Cash Flow test for the quarter on this alternative basis. The Company, however, has not been advised by the Preferred Stockholder as to whether or not the Preferred Stockholder concurs with such calculation. There can be no assurance as to whether the Company's Cash Flow for future periods will exceed the amount of the dividends to be accrued with respect to the Preferred Stock.

6. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:

On January 1, 1999 the Company adopted the American Institute of Certified Public Accountants Statement of Position 98-5, which provides guidance on the accounting for start up costs that required the recording of the cumulative effect of a change in accounting principle to write off unamortized organization costs of $77,731.

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

SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging activities - Deferral of the Effective Date of SFAS No. 133" is effective for fiscal years beginning after June 15, 2000. A Company may also implement the Statement as of the beginning of any fiscal quarter after issuance. Statement No. 133 cannot be applied retroactively. Statement No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 and, at the company's election, before January 1, 1999. The Company routinely enters into financial instrument contracts to hedge price risks associated with the sale of crude oil and natural gas. Statement No. 133 amends, modifies and supercedes significantly all of the authoritative literature governing the accounting for and disclosure of derivative financial instruments and hedging activities. As a result, adoption of Statement No. 133 will impact the accounting for and disclosure of the Company's operations. The Company is assessing the impact Statement No. 133 will have on its financial accounting and disclosures and intends to adopt the provisions of such statement in accordance with the requirements provided by the statement.

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

GENERAL OVERVIEW

The Company began operations in September 1993 and initially focused on the acquisition of producing properties. As a result of the increasing availability of economic onshore 3-D seismic surveys, the Company began to obtain 3-D seismic data and options to lease substantial acreage in 1995 and began to drill its 3-D based prospects in 1996. The Company drilled 53 wells in 1998 and eight wells through the six months ended June 30, 1999. The Company originally budgeted to drill a total of 18 to 44 gross wells (4.6 to 17.5 net) in 1999. The Company currently has budgeted to drill 29 gross wells (7.7 net) for the last six months of 1999. Accordingly, depreciation, depletion and amortization, oil and gas operating expenses and production are expected to increase. The Company has typically retained the majority of its interests in shallow, normally pressured prospects and sold a portion of its interests in deeper, overpressured prospects.

The Company has primarily grown through the internal development of properties within its exploration project areas, although the Company acquired properties with existing production in the Camp Hill Project in late 1993, the Encinitas Project in early 1995 and the La Rosa Project in 1996. The Company made these acquisitions through the use of limited partnerships with Carrizo or Carrizo Production, Inc. as the general partner. In addition, in November 1998, the Company acquired assets in Wharton County, Texas in the Jones Branch project area for $3,000,000.

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

Due to the instability of oil and natural gas prices, in 1995 the Company began utilizing, from time to time, certain hedging instruments (e.g., NYMEX futures contracts) for a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company's hedging arrangements apply to only a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas, or a sudden unexpected event materially impacts oil or natural gas prices. The Company accounts for all these transactions as hedging activities and, accordingly, gains and losses from hedging activities are included in oil and gas revenues during the period the hedged transactions occur. Historically, gains and losses from hedging activities have not been material. The Company expects that the amount of hedges that it has in place will vary from time to time. The Company entered in hedging transactions covering 420 Mmcf and 1,080 Mmcf at an average price (Houston Ship Channel) of $1.98 and $2.07 resulting in a loss of $85,000 and a gain of $32,000 for the three and six months ended June 30, 1999, respectively. The Company also entered in hedging transactions covering 18,000 Bbls at an average price of $15.45 resulting in a loss of $56,000 for the three and six months ended June 30, 1999. Further, the Company entered in hedging transactions covering 364 and 544 Mmcf at an average price (Houston Ship Channel) of $2.15 and $2.42 resulting in a loss of $11,000 and a gain of $129,000 for the three and six months ended June 30, 1998, respectively. The Company had outstanding hedge positions as of June 30, 1999 and 1998, respectively, covering 720 Mmcf for July-December 1999 and 124 Mmcf for July 1998 at an average price of $1.93 and $2.15 (Houston Ship Channel). The Company also had outstanding hedge positions as of June 30, 1999 covering 36,000

Bbls for July-December 1999 at an average price of $15.45. The fair market value of the hedge positions as June 30, 1999 is approximately $(669,000).

The Company uses the full-cost method of accounting for its oil and gas properties. Under this method, all acquisition, exploration and development costs, including any general and administrative costs that are directly attributable to the Company's acquisition, exploration and development activities, are capitalized in a "full-cost pool" as incurred. The Company records depletion of its full-cost pool using the unit-of-production method. To the extent that such capitalized costs in the full-cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the present value (using a 10 percent discount rate) of estimated future net after-tax cash flows from proved oil and gas reserves, such excess costs are charged to operations. A ceiling test write-down was not required for the three months and six months ended June 30, 1999 and 1998. Once incurred, a write-down of oil and gas properties is not reversible at a later date.

RECENT EXPLORATION AGREEMENT

During the second quarter of 1999, the Company entered into an Exploration Agreement with Palace Exploration Company, an Oklahoma oil & gas company, to drill and, if successful, develop a minimum of 27 of Carrizo's exploration prospects during the nine months ended March 31, 2000. In exchange for earning 50 percent of Carrizo's working interest in each of the prospects, Palace has agreed to pay approximately 71 percent of the drilling costs for such wells. Palace also has the right to participate in certain additional 1999 wells on substantially the same terms, as Carrizo identifies such prospects. The agreement provides that Carrizo will retain well operations. Palace has certain termination rights in the event of continued adverse drilling results. The joint exploration program includes wells ranging in expected depths from 5,800 feet to over 14,000 feet. Most of the prospects were internally generated with approximately 90 percent located in South Texas and approximately 10 percent located south Louisiana. It is anticipated that the total drilling cost of the minimum 27 gross well program will exceed $10 million.

RESULTS OF OPERATIONS

Three Months Ended June 30, 1999,
Compared to the Three Months Ended June 30, 1998

Oil and natural gas revenues for the three months ended June 30, 1999 increased 4 percent to $1,925,000 from $1,849,000 for the same period in 1998. Production volumes for natural gas during the three months ended June 30, 1999 increased 12 percent to 697,268 from 623,998 for the same period in 1998. Average gas prices decreased 13 percent to $1.97 per Mcf in the second quarter of 1999 from $2.28 per Mcf in the same period in 1998. Production volumes for oil in the second quarter of 1999 increased 16 percent to 42,562 Bbls from 36,639 Bbls for the same period in 1998. Average oil prices increased 16 percent to $12.92 per barrel in the second quarter of 1999 from $11.71 per barrel in the same period in 1998. The increase in oil production was due primarily to the Jones Branch acquisition during the fourth quarter of 1998. Natural gas production increased primarily as a result of the Jones Branch acquisition and the completion of the Musselman Ranches #2 offset by the natural decline of existing wells. Oil and natural gas revenues include the impact of hedging activities as discussed above under "General Overview."

The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the three months ended June 30, 1998 and 1999:

                                                                              1999 Period
                                                                        Compared to 1998 Period
                                                June 30             ------------------------------
                                      ---------------------------    Increase           % Increase
                                         1998           1999        (Decrease)          (Decrease)
                                      ------------   ------------   ----------          ----------
Production volumes-
   Oil and condensate (Bbls)              36,639         42,562          5,923              16%
   Natural gas (Mcf)                     623,998        697,268         73,270              12%
Average sales prices-(1)
   Oil and condensate (per Bbl)       $    11.71     $    12.92     $     1.21              10%
   Natural gas (per Mcf)                    2.28           1.97           (.31)            (13)%
Operating revenues-
   Oil and condensate                 $  428,998     $  550,047     $  121,049              28%
   Natural gas                         1,419,767      1,375,218        (44,549)             (3)%
                                      ----------     ----------     ----------

                            Total     $1,848,765     $1,925,265     $   76,500               4%
                                      ==========     ==========     ==========

---------------------
(1) Includes impact of hedging activities.

Oil and natural gas operating expenses for the three months ended June 30, 1999 decreased 3 percent to $637,000 from $653,000 for the same period in 1998 primarily due to a reduction in costs on older producing fields offset by the addition of new production. Operating expenses per equivalent unit decreased to $.67 per Mcfe in the second quarter of 1999 from $.77 per Mcfe in the same period in 1998 as a result of the increase in production of natural gas and cost control measures implemented in certain oil producing fields.

Depreciation, depletion and amortization (DD&A) expense for the three months ended June 30, 1999 increased 14 percent to $985,000 from $861,000 for the same period in 1998. This increase was due to increased amortization of deferred loan costs, increased production and additional seismic and drilling costs offset by the lower asset base resulting from the ceiling test write-down in the fourth quarter of 1998. General and administrative expense for the three months ended June 30, 1999 decreased 14 percent to $480,000 from $558,000 for the same period in 1998 primarily as a result of cost control measures implemented in the first quarter of 1999.

Interest income for the three months ended June 30, 1999 decreased to $7,000 from $80,000 in the second quarter of 1999 as a result of declining cash balances. Net interest expense for the three months ended June 30, 1999, increased to $3,000 from zero from in the same period in 1998. Capitalized interest increased to $340,000 in the second quarter of 1999 from zero in the second quarter of 1998 reflecting higher debt levels in the 1999 quarter.

Loss before income taxes for the three months ended June 30, 1999 decreased to a loss of $173,000 from a loss of $144,000 in the same period in 1998. Net loss for the three months ended June 30, 1999 decreased to a loss of $180,000 from a loss of $107,000 for the same period in 1998 primarily as a result of the factors described above.

Six Months Ended June 30, 1999,
Compared to the Six Months Ended June 30, 1998

Oil and natural gas revenues for the six months ended June 30, 1999 decreased 10 percent to $3,768,000 from $4,188,000 for the same period in 1998. Production volumes for natural gas during the six months ended June 30, 1999 increased 5 percent to 1,400,962 Mcf from 1,331,169 Mcf for the same period in 1998. Average gas prices decreased 21 percent to $1.94 per Mcf in the first half of 1999 from $2.47 per Mcf in the same period in 1998. Production volumes for oil in the first half of 1999 increased 29 percent to 90,321 Bbls from 69,814 Bbls for the same period in 1998. Average oil prices decreased 10 percent to $11.55 per barrel in the first half of 1999 from $12.89 per barrel in the same period in 1998. The increase in oil production was due primarily to the Jones Branch Acquisition during the fourth quarter of 1998. Natural gas production increased primarily as a result of Jones Branch acquisition and the completion of the Musselman Ranches #2 offset by the natural decline of existing wells. Oil and natural gas revenues include the impact of hedging activities as discussed above under "General Overview."

The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the six months ended June 30, 1998 and 1999:

                                                                              1999 Period
                                                                        Compared to 1998 Period
                                               June 30              ------------------------------
                                      -------------------------      Increase           % Increase
                                         1998           1999        (Decrease)          (Decrease)
                                      ----------     ----------     ----------          ----------
Production volumes-
   Oil and condensate (Bbls)              69,814         90,321         20,507              29%
   Natural gas (Mcf)                   1,331,169      1,400,962         69,793               5%
Average sales prices-(1)
   Oil and condensate (per Bbl)       $    12.89     $    11.55     $    (1.34)            (10)%
   Natural gas (per Mcf)                    2.47           1.94           (.53)            (21)%
Operating revenues-
   Oil and condensate                 $  899,687     $1,043,484     $  143,797              16%
   Natural gas                         3,287,960      2,724,096       (563,864)            (17)%
                                      ----------     ----------     ----------

                            Total     $4,187,647     $3,767,580     $ (420,067)            (10)%
                                      ==========     ==========     ==========

-------------------
(2)      Includes impact of hedging activities.

Oil and natural gas operating expenses for the six months ended June 30, 1999 increased 8 percent to $1,381,000 from $1,283,000 for the same period in 1998 primarily due to the addition of new wells offset by a reduction in costs on older producing fields. Operating expenses per equivalent unit decreased to $.71 per Mcfe in the first half of 1999 from $.73 per Mcfe in the same period in 1998 as a result of increased production of natural gas and the implementation of cost control measures in certain oil producing fields during the first quarter of 1999.

Depreciation, depletion and amortization (DD&A) expense for the six months ended June 30, 1999 increased 19 percent to $1,928,000 from $1,620,000 for the same period in 1998. This increase was due to additional seismic and drilling costs. General and administrative expense for the six months ended June 30, 1999 decreased 15 percent to $1,188,000 from $1,393,000 for the same period in 1998 primarily as a result of cost control measures implemented in the first quarter of 1999.

Interest income for the six months ended June 30, 1999 decreased to $13,000 from $274,000 in the first half of 1998. Net interest expense for the six months ended June 30, 1999 and 1998 was unchanged. Capitalized interest decreased to $601,000 in the first half of 1999 from $55,000 in the first half of 1998 reflecting higher debt levels in 1999.

Income (loss) before income taxes for the six months ended June 30, 1999 decreased to a loss of $719,000 from income of $162,000 for the same period in 1998. Net income (loss) for the six months ended June 30, 1999 decreased to a loss of $811,000 from income of $79,000 for the same period in 1998 primarily as a result of the factors described above and the charge of $78,000 for the cumulative effect of change in method of reporting costs of start-up activities.

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

Management of the Company continues to seek financing for its capital program from a variety of sources. The Company is seeking common or preferred equity investors. The Company is also seeking additional debt financing. No assurance can be given that the Company will be able to obtain additional financing by these or other means on terms that would be acceptable to the Company. The Company's inability to obtain additional financing would have a material adverse effect on the Company. Without raising additional capital, the Company anticipates that it will be required to limit or defer its planned oil and gas exploration and development program, which could adversely affect the recoverability and ultimate value of the Company's oil and gas properties. The Company may also be required to pursue other financial alternatives, which could include sales of assets or a sale or merger of the Company.

The Company's primary sources of liquidity have included proceeds from the Offering and from the sale of shares of Preferred Stock and the Warrants, funds generated by operations, equity capital contributions and borrowings, primarily under revolving credit facilities.

Cash flows provided by (used in) operations (after changes in working capital) were $(3,328,060) and $4,373,171 for the six months ended June 30, 1998 and 1999, respectively. The decrease in cash flows used in operations in 1999 as compared to 1998 was due primarily to increases in trade accounts payable in 1998.

The Company originally budgeted capital expenditures in 1999 of approximately $2.2 million to $9.5 million of which $500,000 was expected to be used to fund 3-D seismic surveys and land acquisitions and $1.7 million to $ 9.0 million of which was expected to be used for drilling activities in the Company's project areas. The Company originally budgeted to drill approximately 18 to 44 gross wells (4.6 to 17.8 net) in 1999. The Company has budgeted capital expenditures for the last six months of 1999 of $4.1 million of which $500,00 is expected to be used to fund 3-D seismic surveys and land acquisitions and $3.6 million of which is expected to be used for drilling activities in the Company's project areas. The Company has budgeted to drill approximately 29 gross wells (7.7 net) in the last six months of 1999. The actual number of wells drilled and capital expended is dependent upon available financing and cash flow. This decrease in planned drilling activity resulted primarily from the lack of availability of capital resources.

The Company has continued to reinvest a substantial portion of its cash flows into increasing its 3-D prospect portfolio, improving its 3-D seismic interpretation technology and funding its drilling program. Oil and gas capital expenditures were $5.8 million for the six months ended June 30, 1999. The Company's drilling efforts resulted in the successful completion of 31 gross wells (10.3 net) during the year ended December 31, 1998 and six gross wells (1.0 net) during the six months ended June 30, 1999.

FINANCING ARRANGEMENTS

In connection with the Offering, the Company entered into an amended revolving credit agreement with Compass Bank (the "Company Credit Facility"), to provide for a maximum loan amount of $25 million, subject to borrowing base limitations. The maximum borrowing base loan amount was amended to $10 million in April, 1999. Under the Company Credit Facility, the principal outstanding is due and payable upon maturity in June 2000 with interest due monthly. The Company Credit Facility was amended in September 1998 to provide for a term loan under the facility (the "Term Loan") in addition to the revolving credit facility limited by the Company's borrowing base. The Term Loan was initially due and payable upon maturity in September 1999. The interest rate for borrowings is calculated at a floating rate based on the Compass index rate or LIBOR plus 2 percent. The Company's obligations are secured by certain of its oil and gas properties and cash or cash equivalents included in the borrowing base.

Under the Company Credit Facility, Compass, in its sole discretion, will make semiannual borrowing base determinations based upon the proved oil and natural gas properties of the Company. Compass may redetermine the borrowing base and the monthly borrowing base reduction at any time and from time to time. The Company may also request borrowing base redeterminations in addition to its required semiannual reviews at the Company's cost. As of June 30, 1999 and December 31, 1998, respectively, the borrowing base was $6,273,287 and $6,076,000 and borrowings outstanding were $5,451,000 and $5,056,000.

Proceeds from the Borrowing Base portions of this credit facility have been used to provide funding for exploration and development activity. Substantially all of Carrizo's oil and natural gas property and equipment is pledged as collateral under this facility. At June 30, 1999 and December 31, 1998 borrowings under this facility totaled $5,451,000 and $5,056,000, respectively, with and an additional $523,287 and $1,020,000, respectively, available for future borrowings. Borrowings outstanding under the Term Loan portion of the facility were $9,000,000 and $7,000,000 at June 30, 1999 and December 31, 1998,
respectively. The facility was also available for letters of credit, two and one of which have been issued for $299,000 and $224,000 at June 30, 1999 and December 31, 1998, respectively. The term loan is guaranteed by certain members of the Board of Directors.

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

In March 1999, the Company borrowed an additional $2 million on the term loan portion of the Company Credit Facility increasing the total outstanding borrowing under the Term Loan to $9 million. Certain members of the Board of Directors have guaranteed the Term Loan. The maturity date of the Term Loan was amended to provide for twelve monthly installments of $750,000 beginning January 1, 2000. The Company also received a deferral of principal payments due under the borrowing base facility until July 1, 1999. At such time, the available borrowing base portion of the loan will be reviewed and is expected to begin to reduce ratably at $325,000 per month with any difference between the available borrowing base and amounts outstanding being currently due. Should the Company be able to add sufficient value to its borrowing base through drilling activities, the required principal payments would be reduced. Certain members of the Board of Directors have provided approximately $4 million in collateral primarily in the form of marketable securities to secure the borrowing base facility.

In January 1998, the Company consummated the sale of 300,000 shares of Preferred Stock and Warrants to purchase 1,000,000 shares of Common Stock to affiliates of Enron Corp. The net proceeds received by the Company from this transaction were approximately $28.8 million and were used primarily for oil and natural gas exploration and development activities in Texas and Louisiana and to repay related indebtedness. The Preferred Stock provides for annual cumulative dividends of $9.00 per share, payable quarterly in cash or, at the option of the Company until January 15, 2002, in additional shares of Preferred Stock. The Company expects to continue payment in kind dividends due in 1999. Dividend payments for the six months ended June 30, 1999 were made by the issuance of an additional 14,838.54 shares of Preferred Stock. As of July 15, 1999 there were 342,125.23 shares of Preferred Stock outstanding.

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

The Preferred Stockholder has advised the Company that they disagree with the calculation of Cash Flow (as defined above) for the first quarter of 1999 because they believe that capitalized interest and capitalized geological, geophysical and land costs are "non-cash income" items and as such should be deducted from cash flow for purposes of the Test. The Company believes that these items are neither "non-cash" nor "income" and therefore has advised the Preferred Stockholder that the Company strongly disagrees with the Preferred Stockholders' position regarding the treatment of these items. Based upon the Company's calculation of Cash Flow, which is consistent with prior quarters, for the three months ended June 30, 1999 the Cash Flow was greater than the amount of the dividends accrued with respect to the Preferred Stock for such period, and the Company has advised the Preferred Stockholder that based upon its calculations the Company believes that it has met the Cash Flow test for the quarter. The Company has also prepared the Cash Flow test for the quarter ended June 30, 1999 on a basis the Company believes is consistent with the Preferred Stockholders' advice to the Company. Based upon this calculation, the Company believes that it has also met the Cash Flow test for the quarter on this alternative basis. The Company, however, has not been advised by the Preferred Stockholder as to whether or not the Preferred Stockholder concurs with such calculation. There can be no assurance as to whether the Company's Cash Flow for future periods will exceed the amount of the dividends to be accrued with respect to the Preferred Stock.

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

The Company believes that its most likely worst-case scenario Year 2000 failure would be a shutdown of the pipeline systems into which it markets its natural gas production. Should this occur, the Company would be forced to curtail its production as there is no alternate way to market its production. Revenues would be negatively impacted for the period of the curtailment. While the pipeline operators do not anticipate such an event, there can be no assurance that it will not occur. The Company is not insured for any resulting lost revenues.

The Company's assessment of its Year 2000 issues involves many assumptions. There can be no assurance that the Company's assumptions will prove accurate, and actual results could differ significantly from the assumptions. In conducting its Year 2000 compliance efforts, the Company has relied primarily on vendor representations with respect to its internal computerized systems and representations from third parties with which the Company has business relationships and has not independently verified these representations. There can be no assurance that these representations will prove to be accurate. A Year 2000 failure could result in a business disruption that adversely affects the Company's business, financial condition or results of operations. The Company is unlikely to be insured for Year 2000 losses should they occur. Although it is not currently aware of any likely business disruption, the Company is developing contingency plans, such as alternate methods of measuring its natural gas sales volumes, to address Year 2000 failures and expects this work to continue through 1999.

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

     None

Item 3 - Defaults Upon Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     (A)  Annual Meeting of Shareholders on May 25, 1999.

     (B) Set forth below are the results of the voting with respect to each matter acted upon at the meeting (proxy totals in thousands):

                                                                                                            Broker
                                         For             Against          Withheld          Abstain       Non votes
                                         ---             ------           --------          -------       ---------
Election of Directors                 9,088,126           9,271
   S. P. Johnson IV                   9,088,126           9,271
   Frank A. Wojtek                    9,088,126           9,271
   Steven A. Webster                  9,088,126           9,271
   Douglas A. P. Hamilton             9,088,126           9,271
   Paul B. Loyd, Jr.                  9,088,126           9,271

Approval of the Appointment
 of Arthur Andersen L.L.P.  as
 Independent Public
 Accountants                          9,086,597          10,800


Item 5 - Other Information

               FORWARD LOOKING STATEMENTS

         The statements contained in all parts of this document, including, but not limited to, those relating to the Company's schedule, targets, estimates or results of future drilling, budgeted wells, increases in wells, budgeted and other future capital expenditures, use of offering proceeds, effects of litigation, expected production or reserves, increases in reserves, acreage working capital requirements, hedging activities, the ability of expected sources of liquidity to implement its business strategy, matters relating to the Palace Agreement, including cost of wells and any effect of that agreement, the effects of the Year 2000 issue and any other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe" and similar expression are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, the Company's dependence on its key personnel, factors that affect the Company's ability to manage its growth and achieve its business strategy, risks relating to, limited operating history, technological changes, significant capital requirements of the Company, the potential impact of government regulations, litigation, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks and other factors detailed in the Company's Annual Report on Form 10-K and other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

           4.1  --  Sixth Amendment to First Amended, Restated and Combined Loan Agreement by and between Carrizo Oil
                    & Gas, Inc. and Compass Bank dated April 23, 1999. Incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999.

           4.5  --  Amended and Restated Limited Guaranty, Paul B. Loyd, Jr. dated March 22, 1999.

          10.1  --  Exploration Agreement dated June 22, 1999 between the Company and Palace Exploration Company.

          27.1  --  Financial Data Schedule.

+        Incorporated herein by reference as indicated.

         Reports on Form 8-K

              None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Carrizo Oil & Gas, Inc.
                                    (Registrant)



Date:  August 16, 1999              By:  /s/  S. P. Johnson, IV
                                    --------------------------------------------
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date:  August 16, 1999              By:  /s/  Frank A. Wojtek
                                    --------------------------------------------
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

EXHIBIT
NUMBER             DESCRIPTION
-------            -----------
10.1               Exploration Agreement

27.1               Financial Data Schedule