Form 10-Q
period 1999-09-30
CARRIZO OIL & GAS INC
filed 1999-11-08
CIK 1040593

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended SEPTEMBER 30, 1999


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

              For the transition period from          to
                                             --------    ---------

                        Commission File Number 000-22915.


                             CARRIZO OIL & GAS, INC.
             (Exact name of registrant as specified in its charter)

             TEXAS                                        76-0415919
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)



14811 ST. MARY'S LANE, SUITE 148, HOUSTON, TEXAS                 77079
------------------------------------------------                 -----
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

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of November 3, 1999, the latest practicable date, was 10,375,000.

                             CARRIZO OIL & GAS, INC.
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                      INDEX


PART I.  FINANCIAL INFORMATION                                                  PAGE
        Item 1.       Condensed Balance Sheets
                      -  As of September 30, 1999 and December 31, 1998           2

                      Condensed Statements of Operations
                      -  For the three-month and nine-month periods ended
                         September 30, 1998 and 1999                              3

                      Condensed Statements of Cash Flows
                      -  For the nine-month periods ended September 30, 1998
                         and 1999                                                 4

                      Notes to Condensed Financial Statements                     5

        Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                        11


PART II.  OTHER INFORMATION

        Items 1-6.                                                               19

SIGNATURES                                                                       21

                             CARRIZO OIL & GAS, INC.

                            CONDENSED BALANCE SHEETS


                                                                                          December 31,      September 30,
                                                                                             1998               1999
                                                                                          ------------      ------------
                                                                                                            (Unaudited)
                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                               $  1,187,656      $    660,174
  Accounts receivable, net of allowance for doubtful accounts of zero and
   $480,000 at December 31, 1998 and September 30, 1999, respectively                        4,227,365         3,521,710
  Advances to operators                                                                      1,192,079         1,935,217
  Other current assets                                                                         117,614           114,114
                                                                                          ------------      ------------

                              Total current assets                                           6,724,714         6,231,215

PROPERTY AND EQUIPMENT, net (full-cost method of accounting for oil and
  gas properties)                                                                           57,878,191        62,071,437

OTHER ASSETS                                                                                   385,127           277,181
                                                                                          ------------      ------------
                                                                                          $ 64,988,032      $ 68,579,833
                                                                                          ============      ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable, trade                                                                 $  7,886,536      $  3,640,014
  Accrued liabilities                                                                        2,004,536         1,675,700
  Advances for joint operations                                                                387,420           804,504
  Current maturities of long-term debt                                                          930,000       16,537,713
                                                                                          ------------      ------------

                              Total current liabilities                                     11,208,492        22,657,931

LONG-TERM DEBT (Note 4)                                                                     11,126,000         3,613,953
DEFERRED INCOME TAXES                                                                             --                --
MANDATORILY REDEEMABLE  PREFERRED STOCK (10,000,000 shares
  authorized with 320,110.53 and 342,125.23 issued and outstanding at December
  31, 1998 and September 30, 1999, respectively) (Note 5)
    Issued and outstanding                                                                  30,730,695        33,098,326
    Dividends payable                                                                          720,360           770,087

SHAREHOLDERS' EQUITY:
  Warrants (Note 5)                                                                            300,000           300,000
  Common stock (40,000,000 shares authorized with 10,375,000 issued and
   outstanding at December 31, 1998 and September 30, 1999, respectively)                      103,750           103,750
  Additional paid-in capital                                                                32,845,727        32,845,727
  Retained earnings (deficit)                                                              (21,907,082)      (24,809,941)
  Deferred compensation                                                                       (139,910)             --
                                                                                          ------------      ------------
                                                                                            11,202,485         8,439,536
                                                                                          ------------      ------------
                                                                                          $ 64,988,032      $ 68,579,833
                                                                                          ============      ============

   The accompanying notes are an integral part of these financial statements.

                            CARRIZO OIL & GAS, INC.

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS



                                                                    For the Three                    For the Nine
                                                                    Months Ended                     Months Ended
                                                                    September 30,                    September 30,
                                                            ----------------------------      ----------------------------
                                                                1998             1999            1998             1999
                                                            -----------      -----------      -----------      -----------
OIL AND NATURAL GAS REVENUES                                $ 1,508,897      $ 2,537,960      $ 5,696,543      $ 6,305,540

COSTS AND EXPENSES:
  Oil and natural gas operating expenses                        732,208          734,482        2,015,017        2,115,027
  Depreciation, depletion and amortization                      862,998          988,586        2,483,365        2,916,830
  General and administrative                                    661,608          478,090        2,054,240        1,666,089
                                                            -----------      -----------      -----------      -----------

                  Total costs and expenses                    2,256,814        2,201,158        6,552,622        6,697,946
                                                            -----------      -----------      -----------      -----------

OPERATING INCOME (LOSS)                                        (747,917)         336,802         (856,079)        (392,406)

OTHER INCOME AND EXPENSES:

  Interest income                                                12,150            6,416          285,687           19,780
  Interest expense                                              (46,564)        (426,841)         (49,649)      (1,030,620)
  Capitalized interest                                           41,062          415,794           41,062        1,016,482
                                                            -----------      -----------      -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES                              (741,269)         332,171         (578,979)        (386,764)

INCOME TAXES                                                   (246,080)           7,002         (162,551)          21,006
                                                            -----------      -----------      -----------      -----------

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT
OF CHANGE IN ACCOUNTING PRINCIPLE                              (495,189)         325,169         (416,428)        (407,770)

CUMULATIVE EFFECT OF CHANGE IN METHOD OF
  REPORTING COSTS OF START-UP ACTIVITIES (Note 6)
                                                                   --               --               --             77,731
                                                            -----------      -----------      -----------      -----------

NET INCOME (LOSS)                                           $  (495,189)     $   325,169      $  (416,428)     $  (485,501)
                                                            ===========      ===========      ===========      ===========

LESS:  DIVIDENDS AND ACCRETION ON
  PREFERRED SHARES
                                                               (756,595)        (822,553)      (2,168,533)      (2,418,132)
                                                            -----------      -----------      -----------      -----------

NET LOSS AVAILABLE TO COMMON
  SHAREHOLDERS                                              $(1,251,784)     $  (497,384)     $(2,584,961)     $(2,903,633)
                                                            ===========      ===========      ===========      ===========

BASIC AND DILUTED LOSS PER COMMON SHARE
  BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE (Note 3)                             $      (.12)     $      (.05)     $      (.25)     $      (.27)

BASIC AND DILUTED LOSS PER COMMON SHARE
  OF CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE (Notes 3 and 6)
                                                                   --               --               --               (.01)
                                                            -----------      -----------      -----------      -----------

BASIC AND DILUTED LOSS PER COMMON SHARE
  (Note 3)                                                  $      (.12)     $      (.05)     $      (.25)     $      (.28)
                                                            ===========      ===========      ===========      ===========

   The accompanying notes are an integral part of these financial statements.

                             CARRIZO OIL & GAS, INC.

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS



                                                                                                  For the Nine
                                                                                                  Months Ended
                                                                                                  September 30,
                                                                                          ------------------------------
                                                                                              1998              1999
                                                                                          ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                                    $   (416,428)     $   (485,501)
     Adjustment to reconcile net income (loss) to net cash provided by operating activities-
         Depreciation, depletion and amortization                                            2,483,365         2,916,830
         Deferred income taxes                                                                (224,231)             --
         Cumulative effect of change in accounting principle                                      --              77,731
     Changes in assets and liabilities-
       Accounts receivable                                                                    (948,855)          705,655
       Other current assets                                                                   (472,870)            3,500
       Other assets                                                                           (163,519)         (215,676)
       Accounts payable, trade                                                              (1,180,837)           46,705
       Other accrued liabilities                                                                76,298            88,248
                                                                                          ------------      ------------
               Net cash provided by (used in)
                 operating activities                                                         (847,077)        3,137,492
                                                                                          ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital expenditures, accrual basis                                                   (28,015,811)       (6,724,276)
     Adjustment to cash basis                                                                  770,813          (642,560)
     Advance to operators                                                                      392,004          (743,138)
                                                                                          ------------      ------------
               Net cash used in
                 investing activities                                                      (26,852,994)       (8,109,974)
                                                                                          ------------      ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from sale of preferred stock                                              28,810,431              --
     Proceeds from long-term debt                                                            7,600,000         4,445,000
     Debt repayments                                                                        (7,950,000)             --
                                                                                          ------------      ------------
               Net cash provided by
                 financing activities                                                       28,460,431         4,445,000
                                                                                          ------------      ------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                           760,360          (527,482)

CASH AND CASH EQUIVALENTS, beginning of period                                               2,674,837         1,187,656
                                                                                          ------------      ------------

CASH AND CASH EQUIVALENTS, end of period                                                  $  3,435,197      $    660,174
                                                                                          ============      ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
     Cash paid for interest (net of amounts capitalized)                                  $      8,587      $     14,138
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

2.   GOING CONCERN:

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. Due principally to depressed oil and gas prices, the Company's operating cash flows have decreased significantly in 1998 and through the second quarter of 1999. The Company projects that, after considering advances and borrowing base adjustments obtained through the third quarter of 1999, and without further increases in borrowing base capacity under its existing revolving credit facility, debt repayments totaling approximately $16,537,713 will be required in the 12 months ending September 30, 2000. The Company raised $2 million in additional financing under its existing credit facility in March 1999; however, proceeds were utilized to fund the Company's ongoing drilling program and for working capital. The Company must find additional oil and gas reserves in order to significantly increase the financing available through its existing revolving credit facility.

The Company projects that its cash sources will exceed its planned needs for cash in 1999. Such cash sources include additional borrowings subject to borrowing availability, the Palace agreement, cash flows from currently producing properties along with those nearing completion or pending pipeline hookup and projected net cash flows from wells to be drilled. Cash needs in 1999 include debt requirements, working capital, drilling expenditures, lease bonus payments, geological and geophysical costs on its active exploration projects and cash general and administrative costs. The Company also has specific plans which involve, among other things, cost reductions, hedging activities to lock in higher prices and the drilling of high probability exploration and development prospects that it believes will generate the necessary borrowing capacity and cash flow to fund its 1999 obligations. There are no assurances, however, that the Company will be able to generate cash flows sufficient to pay all of its 1999 obligations as they become due because of the sensitivity of such cash flow projections to factors such as oil and natural gas sales price volatility, production levels, operating cost fluctuations, and other variables inherent in the oil and gas industry. The current uncertainties surrounding the sufficiency of its future cash flows and the lack of firm commitments for additional capital raise substantial doubt about the ability of the Company to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

During the second quarter of 1999, the Company entered into an Exploration Agreement with Palace Exploration Company, an Oklahoma oil & gas company, to drill and, if successful, develop a minimum of 27 of Carrizo's exploration prospects during the nine months ending March 31, 2000. In exchange for earning 50 percent of Carrizo's working interest in each of the prospects, Palace has agreed to pay approximately 71 percent of the drilling costs for such wells. Palace also has the right to participate in certain additional 1999 wells on substantially the same terms, as Carrizo identifies such prospects. The agreement provides that Carrizo will retain control of well operations. Palace has certain termination rights in the event of continued adverse drilling results. The joint exploration program includes wells ranging in expected depths from 5,800 feet to over 14,000 feet. Most of the prospects were internally generated with approximately 90 percent located in South Texas and approximately 10 percent located in South Louisiana. It is anticipated that the total drilling cost of the minimum 27 gross well program will exceed $10 million.

As of September 30, 1999 and December 31, 1998, respectively, the Company had $38,331,538 and $37,060,418 of investment in unevaluated properties. In order to fully realize this investment through the exploration and development of these properties, additional capital resources above the amount currently available from the borrowing base, net cash flow from operations and the Exploration Agreement will be necessary to fund such capital expenditures. The Company is continuing to seek additional financing from a variety of sources, including new common or preferred equity investors and additional debt financing. No assurance can be given that additional financing will be available by these or other means on terms acceptable to the Company. Without a continued increase in commodity prices, successful drilling or raising additional capital, the Company anticipates that it will be required to limit or defer its planned oil and gas exploration and development program, which could adversely affect the recoverability and ultimate value of the Company's oil and gas properties. The Company has the ability to control the pace of drilling in projects where it has a 100 percent working interest. In other projects where the Company only has a partial ownership, the Company generally has the right, but not the obligation, to participate for its percentage interest in drilling wells and can decline to participate if it does not have sufficient capital resources at the time such drilling operations commence. The Company may also transfer its right to participate in drilling wells in exchange for cash, a reversionary interest, or some combination thereof or may seek to sell or transfer all or a portion of its interest in undeveloped properties.

EARNINGS PER COMMON SHARE:

Supplemental earning per share information is provided below:


                                                              For the Three Months Ended September 30, 1999
                                       --------------------------------------------------------------------------------------------
                                               Income (Loss)                     Shares                     Per-Share Amount
                                           1998            1999            1998          1999             1998             1999
                                       -----------------------------   ---------------------------    -----------------------------
Net Income (Loss)                      $  (495,189)    $   325,169
Less:  Dividends and accretion
    on preferred stock                    (756,595)       (822,553)
                                       -----------     -----------
Basic Earnings per Share
    Net Loss available to
     common shareholders                (1,251,784)       (497,384)       10,375,000      10,375,000   $     (0.12)     $   (0.05)
                                                                                                       ===========      =========
Stock Options                                   --              --            28,270              --
                                       -----------     -----------       -----------     -----------
Diluted Earnings per Share Net
    Income (Loss) available to
    common  shareholders plus
    assumed conversions                $(1,251,784)    $  (497,384)       10,403,270      10,375,000   $     (0.12)     $   (0.05)
                                       ===========     ===========       ===========     ===========   ===========      =========



                                                              For the Nine Months Ended September 30, 1999
                                       --------------------------------------------------------------------------------------------
                                              Income (Loss)                    Shares                    Per-Share Amount
                                           1998          1999            1998          1999              1998         1999
                                       ---------------------------   ---------------------------    -------------------------------
Net Income (loss) before
  cumulative effect of change in
  accounting principle                $  (416,428)      $  (407,770)
Less:  Dividends and accretion on
  preferred stock                      (2,168,533)       (2,418,132)
                                      -----------       -----------
Basic Earnings per Share before
    cumulative change in
    accounting principle
  Net Loss available to
    common shareholders                (2,584,961)       (2,825,902)      10,375,000      10,375,000    $     (0.25)   $     (0.27)
                                                                                                        ===========    ===========
Stock Options                                  --                --           76,732              --
                                      -----------       -----------       ----------      ----------
Diluted Earnings per Share before
  cumulative effect of change in
    accounting principle
  Net Loss available to common
    shareholders plus assumed
    conversions                       $(2,584,961)      $(2,805,902)      10,451,732      10,375,000    $     (0.25)   $     (0.27)
                                      ===========       ===========       ==========      ==========    ===========    ===========
Cumulative effect of change in
  accounting principle                $        --       $   (77,731)
Basic Earnings per Share of
  cumulative effect of change in
    accounting principle
  Net Loss available to common
    shareholders                      $        --       $   (77,731)      10,375,000      10,375,000      $      --    $     (0.01)
                                                                                                        ===========    ===========
Stock Options                                  --                --           76,732              --
                                      -----------       -----------       ----------      ----------
Diluted Earnings per Share before
  cumulative effect of change in
    accounting principle
  Net Loss available to common
    shareholders plus assumed
    conversions                       $        --       $   (77,731)      10,451,732      10,375,000      $      --    $     (0.01)
                                      ===========       ===========       ==========      ==========    ===========    ===========

Net Income (loss)                     $  (416,428)      $  (485,501)
Less:  Dividends and accretion
  on preferred stock                   (2,168,533)       (2,418,132)
                                      -----------       -----------
Basic Earnings per Share
  Net Loss available to common
    shareholders                       (2,584,961)      (2,,903,633)      10,375,000      10,375,000    $     (0.25)   $     (0.28)
                                                                                                        ===========    ===========
Stock Options                                  --                --           76,732              --
                                      -----------       -----------       ----------      ----------
Diluted Earnings per Share Net
  Loss available to common
    shareholders plus assumed
    conversions                       $(2,584,961)      $(2,903,633)      10,451,732      10,375,000    $     (0.25)   $     (0.28)
                                      ===========       ===========      ===========     ===========    ===========    ===========

Net income (loss) per common share has been computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the periods. The Company had outstanding 250,000 and 443,500 stock options and 1,000,000 warrants, during the three months and nine months ended September 30, 1998, respectively, and 852,120 stock options and 1,000,000 warrants during the three months and nine months ended September 30, 1999 which were antidilutive and were not included in the calculation because the exercise price of these instruments exceeded the underlying market value of the options and warrants.

4.   FINANCING ARRANGEMENTS:

In connection with the Offering, the Company entered into an amended revolving credit agreement with Compass Bank (the "Company Credit Facility"), to provide for a maximum loan amount of $25 million, subject to borrowing base limitations. The maximum loan amount was amended to $10 million in April, 1999. Under the Company Credit Facility, the principal outstanding is due and payable upon maturity in September 2000 with interest due monthly. The Company Credit Facility was amended in September 1998 to provide for a term loan under the facility (the "Term Loan") in addition to the revolving credit facility limited by the Company's borrowing base. The Term Loan was initially due and payable upon maturity in September 1999. The interest rate for borrowings is calculated at a floating rate based on the Compass index rate or LIBOR plus 2 percent. The Company's obligations are secured by certain of its oil and gas properties and cash or cash equivalents included in the borrowing base. The Company Credit Facility matures on June 1, 2000.

Under the Company Credit Facility, Compass, in its sole discretion, will make semiannual borrowing base determinations based upon the proved oil and natural gas properties of the Company. Compass may redetermine the borrowing base and the monthly borrowing base reduction at any time and from time to time. The Company may also request borrowing base redeterminations in addition to its required semiannual reviews at the Company's cost. As of September 30, 1999 and December 31, 1998, respectively, the borrowing base was $8,274,539 and $6,076,000.

Proceeds from the borrowing base portions of this credit facility have been used to provide funding for exploration and development activity. Substantially all of Carrizo's oil and natural gas property and equipment is pledged as collateral under this facility. At September 30, 1999 and December 31, 1998 borrowings under this facility totaled $7,501,000 and $5,056,000, respectively, with an additional $474,539 and $1,020,000, respectively, available for future borrowings. Borrowings outstanding under the Term Loan portion of the facility were $9,000,000 and $7,000,000 at September 30, 1999 and December 31, 1998,
respectively. The facility was also available for letters of credit, two and one of which have been issued for $299,000 and $224,000 at September 30, 1999 and December 31, 1998, respectively. The Term Loan is guaranteed by certain members of the Board of Directors.

The Company is subject to certain covenants under the terms of the Company Credit Facility, including, but not limited to, (a) maintenance of specified tangible net worth and (b) maintenance of a ratio of quarterly cash flow (net income plus depreciation and other noncash charges, less noncash income) to quarterly debt service (payments made for principal in connection with the credit facility plus payments made for principal other than in connection with such credit facility) of no less than 1.25 to 1.00. The Company Credit Facility also places restrictions on, among other things, (a) incurring additional indebtedness, loans and liens, (b) changing the nature of business or business structure, (c) selling assets and (d) paying cash dividends. In March 1999, the Company Credit Facility was amended to decrease the required specified tangible net worth covenant.

In March 1999, the Company borrowed an additional $2 million on the term loan portion of the Company Credit Facility increasing the total outstanding borrowing under the Term Loan to $9 million. Certain members of the Board of Directors have guaranteed the Term Loan. The maturity date of the Term Loan was amended to provide for repayment in twelve monthly principal installments of $750,000 each beginning January 1, 2000. The Company also received a deferral of certain principal payments due under the borrowing base facility. In October 1999, the principal payments due under the borrowing base facility were amended as follows: $500,000 is due November 15, 1999, $500,000 is due December 15, 1999, and the borrowing base will be reviewed before February 1, 2000. Certain members of the Board of Directors have provided approximately $5 million in collateral primarily in the form of marketable securities to secure the borrowing base facility. In consideration for providing such collateral and to secure an incremental $700,000 advance made under the facility on September 20, 1999, the Company assigned such Directors an aggregate one percent overriding royalty interest proportionately reduced to the Company's interest in the Fondren Letulle #1 and Huebner #1 wells.

5.   MANDATORILY REDEEMABLE PREFERRED STOCK:

In January 1998, the Company consummated the sale of 300,000 shares of Preferred Stock and Warrants to purchase 1,000,000 shares of Common Stock to affiliates of Enron Corp. The net proceeds received by the Company from this transaction were approximately $28.8 million and were used primarily for oil and natural gas exploration and development activities in Texas and Louisiana and to repay related indebtedness. The Preferred Stock provides for annual cumulative dividends of $9.00 per share, payable quarterly in cash or, at the option of the Company until January 15, 2002, in additional shares of Preferred Stock. The Company expects to continue payment in kind dividends due in 1999. Dividend payments for the nine months ended September 30, 1999 were made by the issuance of an additional 22,508.23 shares of Preferred Stock. As of October 15, 1999 there were 349,794.92 shares of Preferred Stock outstanding.

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

The Preferred Stockholder has advised the Company that they disagree with the calculation of Cash Flow (as defined above) for the first quarter of 1999 because they believe that capitalized interest and capitalized geological, geophysical and land costs are "non-cash income" items and as such should be deducted from cash flow for purposes of the Test. The Company believes that these items are neither "non-cash" nor "income" and therefore has advised the Preferred Stockholder that the Company strongly disagrees with the Preferred Stockholders' position regarding the treatment of these items. Based upon the Company's calculation of Cash Flow, which is consistent with prior quarters, for the three months ended September 30, 1999 the Cash Flow was greater than the amount of the dividends accrued with respect to the Preferred Stock for such period, and the Company has advised the Preferred Stockholder that based upon its calculations the Company believes that it has met the Cash flow test for the quarter. The Company has also prepared the Cash Flow test for the quarter ended September 30, 1999 on a basis the Company believes is consistent with the Preferred Stockholders' advice to the Company. Based upon this calculation, the Company believes that it has also met the Cash Flow test for the quarter on this alternative basis. The Company, however, has not been advised by the Preferred Stockholder as to whether or not the Preferred Stockholder concurs with such calculation. There can be no assurance as to whether the Company's Cash Flow for future periods will exceed the amount of the dividends to be accrued with respect to the Preferred Stock.

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

7.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In September 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging activities - Deferral of the Effective Date of SFAS No. 133" is effective for fiscal years beginning after September 15, 2000. A Company may also implement the Statement as of the beginning of any fiscal quarter after issuance. Statement No. 133 cannot be applied retroactively. Statement No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 and, at the company's election, before January 1, 1999. The Company routinely enters into financial instrument contracts to hedge price risks associated with the sale of crude oil and natural gas. Statement No. 133 amends, modifies and supercedes significantly all of the authoritative literature governing the accounting for and disclosure of derivative financial instruments and hedging activities. As a result, adoption of Statement No. 133 will impact the accounting for and disclosure of the Company's operations. The Company is assessing the impact Statement No. 133 will have on its financial accounting and disclosures and intends to adopt the provisions of such statement in accordance with the requirements provided by the statement.

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

GENERAL OVERVIEW

The Company began operations in September 1993 and initially focused on the acquisition of producing properties. As a result of the increasing availability of economic onshore 3-D seismic surveys, the Company began to obtain 3-D seismic data and options to lease substantial acreage in 1995 and began to drill its 3-D based prospects in 1996. The Company drilled 53 wells in 1998 and 19 wells through the nine months ended September 30, 1999. The Company originally budgeted to drill a total of 18 to 44 gross wells (4.6 to 17.5 net) in 1999. The Company currently has budgeted to drill 10 to 15 gross wells (1.8 to 3.6 net) for the last three months of 1999, depending upon the availability of capital, cash flow and drilling rigs. Accordingly, depreciation, depletion and amortization, oil and gas operating expenses and production are expected to increase. The Company has typically retained the majority of its interests in shallow, normally pressured prospects and sold a portion of its interests in deeper, overpressured prospects.

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

Due to the instability of oil and natural gas prices, in 1995 the Company began utilizing, from time to time, certain hedging instruments (e.g., NYMEX futures contracts) for a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company's hedging arrangements apply to only a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas, or a sudden unexpected event materially impacts oil or natural gas prices. The Company accounts for all these transactions as hedging activities and, accordingly, gains and losses from hedging activities are included in oil and gas revenues during the period the hedged transactions occur. Historically, gains and losses from hedging activities have not been material. The Company expects that the amount of hedges that it has in place will vary from time to time. The Company entered in hedging transactions covering 426 Mmcf and 1,506 Mmcf at an average price (Houston Ship Channel) of $2.10 and $2.08 resulting in a loss of $198,000 and $166,000 for the three and nine months ended September 30, 1999, respectively. The Company also entered in hedging transactions covering 18,000 Bbls and 21,200 Bbls at an average price of $19.24 and $17.50 resulting in a loss of $49,000 and $105,000 for the three and nine months ended September 30, 1999 respectively. The Company had outstanding hedge positions as of September 30, 1999 and 1998, respectively, covering 604 Mmcf for July 1999 - January 2000, and 1,092 Mmcf for October 1998 - March 1999, at an average price of $2.40 and $2.27 (Houston Ship Channel). The fair market value of the hedge positions as September 30, 1999 is approximately $(87,000).

The Company uses the full-cost method of accounting for its oil and gas properties. Under this method, all acquisition, exploration and development costs, including any general and administrative costs that are directly attributable to the Company's acquisition, exploration and development activities, are capitalized in a "full-cost pool" as incurred. The Company records depletion of its full-cost pool using the unit-of-production method. To the extent that such capitalized costs in the full-cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the present value (using a 10 percent discount rate) of estimated future net after-tax cash flows from proved oil and gas reserves, such excess costs are charged to operations. A ceiling test write-down was not required for the three months and nine months ended September 30, 1999 and 1998. Once incurred, a write-down of oil and gas properties is not reversible at a later date.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1999,
Compared to the Three Months Ended September 30, 1998

Oil and natural gas revenues for the three months ended September 30, 1999 increased 68 percent to $2,538,000 from $1,509,000 for the same period in 1998. Production volumes for natural gas during the three months ended September 30, 1999 increased 28 percent to 774,711 from 604,860 for the same period in 1998. Average gas prices increased 28 percent to $2.31 Mcf in the third quarter of 1999 from $1.81 per Mcf in the same period in 1998. Production volumes for oil in the third quarter of 1999 increased 27 percent to 39,676 Bbls from 31,317 Bbls for the same period in 1998. Average oil prices increased 42 percent to $18.88 per barrel in the third quarter of 1999 from $13.31 per barrel in the same period in 1998. The increase in oil production was due primarily to the Jones Branch acquisition during the fourth quarter of 1998 and the completion of the Fondren Letulle #1 and Huebner #1 in the third quarter of 1999. Natural gas production increased primarily as a result of the Jones Branch acquisition and the completion of the Musselman Ranches #2 in the second quarter of 1999 and the completion of the Fondren Letulle #1 and the Huebner #1 in the third quarter of 1999 offset by the natural decline of existing wells. Oil and natural gas revenues include the impact of hedging activities as discussed above under "General Overview."

The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the three months ended September 30, 1998 and 1999:


                                                                                  1999 Period
                                                                            Compared to 1998 Period
                                                                           ------------------------
                                                     September 30           Increase     % Increase
                                                1998           1999        (Decrease)    (Decrease)
                                             ------------   ----------     ----------    ----------
Production volumes-
   Oil and condensate (Bbls)                     31,317         39,676          8,359         27%
   Natural gas (Mcf)                            604,860        774,711        169,851         28%
Average sales prices-(1)
   Oil and condensate (per Bbl)              $    13.31     $    18.88     $     5.57         42%
   Natural gas (per Mcf)                           1.81           2.31            .50         28%
Operating revenues-
   Oil and condensate                        $  416,767     $  749,052     $  332,285         80%
   Natural gas                                1,092,130      1,788,908        696,778         64%
                                             ----------     ----------     ----------
                            Total            $1,508,897     $2,537,960     $1,029,063         68%
                                             ==========     ==========     ==========

-------------------

(1) Includes impact of hedging activities.

Oil and natural gas operating expenses for the three months ended September 30, 1999 increased to $734,000 from $732,000 for the same period in 1998 primarily due to the addition of new production offset by a reduction in costs on older producing fields. Operating expenses per equivalent unit decreased to $.73 per Mcfe in the third quarter of 1999 from $.92 per Mcfe in the same period in 1998 as a result of the increase in production of oil and natural gas and cost control measures implemented in certain oil producing fields.

Depreciation, depletion and amortization (DD&A) expense for the three months ended September 30, 1999 increased 15 percent to $989,000 from $863,000 for the same period in 1998. This increase was due to increased amortization of deferred loan costs, increased production and additional seismic and drilling costs offset by the lower asset base resulting from the ceiling test write-down in the fourth quarter of 1998. General and administrative expense for the three months ended September 30, 1999 decreased 28 percent to $478,000 from $662,000 for the same period in 1998 primarily as a result of cost control measures implemented in the first quarter of 1999.

Interest income for the three months ended September 30, 1999 decreased to $6,000 from $12,000 in the third quarter of 1999 as a result of declining cash balances. Net interest expense for the three months ended September 30, 1999, increased to $11,000 from $6,000 for the same period in 1998. Capitalized interest increased to $416,000 in the third quarter of 1999 from $41,000 in the third quarter of 1998 reflecting higher debt levels in the 1999 quarter.

Income before income taxes for the three months ended September 30, 1999 increased to income of $332,000 from a loss of $741,000 in the same period in 1998. Net income for the three months ended September 30, 1999 increased to income of $325,000 from a loss of $495,000 for the same period in 1998 primarily as a result of the factors described above.

Nine Months Ended September 30, 1999,
Compared to the Nine Months Ended September 30, 1998

Oil and natural gas revenues for the nine months ended September 30, 1999 increased 11 percent to $6,306,000 from $5,697,000 for the same period in 1998. Production volumes for natural gas during the nine months ended September 30, 1999 increased 12 percent to 2,175,673 Mcf from 1,936,029 Mcf for the same period in 1998. Average gas prices decreased 8 percent to $2.07 per Mcf in the first three quarters of 1999 from $2.26 per Mcf in the same period in 1998. Production volumes for oil in the first three quarters of 1999 increased 29 percent to 129,997 Bbls from 101,131 Bbls for the same period in 1998. Average oil prices increased six percent to $13.79 per barrel in the first three quarters of 1999 from $13.02 per barrel in the same period in 1998. The increase in oil production was due primarily to the Jones Branch Acquisition during the fourth quarter of 1998 and the completion of the Fondren Letulle #1 and the Heubner #1 during the third quarter of 1999. Natural gas production increased primarily as a result of Jones Branch acquisition and the completion of the Musselman Ranches #2 and the completion of the Fondren Letulle #1 and the Heubner #1 during the third quarter of 1999 offset by the natural decline of existing wells. Oil and natural gas revenues include the impact of hedging activities as discussed above under "General Overview."

The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the nine months ended September 30, 1998 and 1999:


                                                                                   1999 Period
                                                                              Compared to 1998 Period
                                                    September 30            --------------------------
                                             -------------------------       Increase       % Increase
                                                1998           1999         (Decrease)      (Decrease)
                                             ----------     ----------      ----------      ----------
Production volumes-
   Oil and condensate (Bbls)                    101,131        129,997         28,866           29%
   Natural gas (Mcf)                          1,936,029      2,175,673        239,644           12%
Average sales prices-(1)
   Oil and condensate (per Bbl)              $    13.02     $    13.79     $      .77            6%
   Natural gas (per Mcf)                           2.26           2.07           (.19)          (8)%
Operating revenues-
   Oil and condensate                        $1,316,453     $1,792,536     $  476,083           36%
   Natural gas                                4,380,090      4,513,004        132,914            3%
                                             ----------     ----------     ----------

                            Total            $5,696,543     $6,305,540     $  608,997           11%
                                             ==========     ==========     ==========

-------------------
(2) Includes impact of hedging activities.

Oil and natural gas operating expenses for the nine months ended September 30, 1999 increased five percent to $2,115,000 from $2,015,000 for the same period in 1998 primarily due to the addition of new wells offset by a reduction in costs on older producing fields. Operating expenses per equivalent unit decreased to $.72 per Mcfe in the first three quarters of 1999 from $.79 per Mcfe in the same period in 1998 as a result of increased production of natural gas and the implementation of cost control measures in certain oil producing fields during the first quarter of 1999.

Depreciation, depletion and amortization (DD&A) expense for the nine months ended September 30, 1999 increased 17 percent to $2,917,000 from $2,483,000 for the same period in 1998. This increase was due to increased amortization of deferred loan costs, increased production and additional seismic and drilling costs offset by the lower asset base resulting from the ceiling test write-down in the fourth quarter of 1998. General and administrative expense for the nine months ended September 30, 1999 decreased 19 percent to $1,666,000 from $2,054,000 for the same period in 1998 primarily as a result of cost control measures implemented in the first quarter of 1999.

Interest income for the nine months ended September 30, 1999 decreased to $20,000 from $286,000 in the first three quarters of 1998 as a result of declining cash balances. Net interest expense for the nine months ended September 30, 1999 increased to $14,000 from $9,000 for the same period in 1998. Capitalized interest increased to $1,016,000 in the first three quarters of 1999 from $41,000 in the first three quarters of 1998 reflecting higher debt levels in 1999.

Loss before income taxes for the nine months ended September 30, 1999 decreased to a loss of $387,000 from $579,000 for the same period in 1998. Net loss for the nine months ended September 30, 1999 increased to $486,000 from $416,000 for the same period in 1998 primarily as a result of the factors described above and the charge of $78,000 for the cumulative effect of change in method of reporting costs of start-up activities.

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

The Company's primary sources of liquidity have included proceeds from the Offering and from the sale of shares of Preferred Stock and the Warrants, funds generated by operations, equity capital contributions, borrowings, primarily under revolving credit facilities and the Palace agreement.

Cash flows provided by (used in) operations (after changes in working capital) were $(847,000) and $3,137,000 for the nine months ended September 30, 1998 and 1999, respectively. The increase in cash flows provided by operations in 1999 as compared to 1998 was due primarily to enhanced cash management techniques implemented in 1999.

The Company originally budgeted capital expenditures in 1999 of approximately $2.2 million to $9.5 million of which $500,000 was expected to be used to fund 3-D seismic surveys and land acquisitions and $1.7 million to $ 9.0 million of which was expected to be used for drilling activities in the Company's project areas. The Company originally budgeted to drill approximately 18 to 44 gross wells (4.6 to 17.8 net) in 1999. The Company has budgeted capital expenditures for the last three months of 1999 of $1.6 to $1.9 million of which $250,000 is expected to be used to fund 3-D seismic surveys and land acquisitions and $1.3 to $1.6 million of which is expected to be used for drilling activities in the Company's project areas. The Company has budgeted to drill approximately 10 to 15 gross wells (1.8 to 3.6 net) in the last three months of 1999. The actual number of wells drilled and capital expended is dependent upon available financing, cash flow and drilling rigs. This decrease in planned drilling activity resulted primarily from the lack of availability of capital resources.

The Company has continued to reinvest a substantial portion of its cash flows into increasing its 3-D prospect portfolio, improving its 3-D seismic interpretation technology and funding its drilling program. Oil and gas capital expenditures were $6.7 million for the nine months ended September 30, 1999. The Company's drilling efforts resulted in the successful completion of 31 gross wells (10.3 net) during the year ended December 31, 1998 and 15 gross wells (2.4 net) during the nine months ended September 30, 1999.

FINANCING ARRANGEMENTS

In connection with the Offering, the Company entered into an amended revolving credit agreement with Compass Bank (the "Company Credit Facility"), to provide for a maximum loan amount of $25 million, subject to borrowing base limitations. The maximum borrowing base loan amount was amended to $10 million in April, 1999. Under the Company Credit Facility, the principal outstanding is due and payable upon maturity in September 2000 with interest due monthly. The Company Credit Facility was amended in September 1998 to provide for a term loan under the facility (the "Term Loan") in addition to the revolving credit facility limited by the Company's borrowing base. The Term Loan was initially due and payable upon maturity in September 1999. The interest rate for borrowings is calculated at a floating rate based on the Compass index rate or LIBOR plus 2 percent. The Company's obligations are secured by certain of its oil and gas properties and cash or cash equivalents included in the borrowing base. The Company Credit Facility matures on June 1, 2000.

Under the Company Credit Facility, Compass, in its sole discretion, will make semiannual borrowing base determinations based upon the proved oil and natural gas properties of the Company. Compass may redetermine the borrowing base and the monthly borrowing base reduction at any time and from time to time. The Company may also request borrowing base redeterminations in addition to its required semiannual reviews at the Company's cost. As of September 30, 1999 and December 31, 1998, respectively, the borrowing base was $8,274,539 and $6,076,000.

Proceeds from the Borrowing Base portions of this credit facility have been used to provide funding for exploration and development activity. Substantially all of Carrizo's oil and natural gas property and equipment is pledged as collateral under this facility. At September 30, 1999 and December 31, 1998 borrowings under this facility totaled $7,501,000 and $5,056,000, respectively, with and an additional $474,539 and $1,020,000, respectively, available for future borrowings. Borrowings outstanding under the Term Loan portion of the facility were $9,000,000 and $7,000,000 at September 30, 1999 and December 31, 1998, respectively. The facility was also available for letters of credit, two and one of which have been issued for $299,000 and $224,000 at September 30, 1999 and December 31, 1998, respectively. The term loan is guaranteed by certain members of the Board of Directors.

The Company is subject to certain covenants under the terms of the Company Credit Facility, including, but not limited to, (a) maintenance of specified tangible net worth and (b) maintenance of a ratio of quarterly cash flow (net income plus depreciation and other noncash charges, less noncash income) to quarterly debt service (payments made for principal in connection with the credit facility plus payments made for principal other than in connection with such credit facility) of no less than 1.25 to 1.00. The Company Credit Facility also places restrictions on, among other things, (a) incurring additional indebtedness, loans and liens, (b) changing the nature of business or business structure, (c) selling assets and (d) paying cash dividends. In March 1999, the Company Credit Facility was amended to decrease the required specified tangible net worth covenant.

In March 1999, the Company borrowed an additional $2 million on the term loan portion of the Company Credit Facility increasing the total outstanding borrowing under the Term Loan to $9 million. Certain members of the Board of Directors have guaranteed the Term Loan. The maturity date of the Term Loan was amended to provide for repayment in twelve monthly principal installments of $750,000 each beginning January 1, 2000. The Company also received a deferral of certain principal payments due under the borrowing base facility. In October 1999, the principal payments due under the borrowing base facility were amended as follows: $500,000 is due November 15, 1999, $500,000 is due December 15, 1999, and the borrowing base will be reviewed before February 1, 2000. Certain members of the Board of Directors have provided approximately $5 million in collateral primarily in the form of marketable securities to secure the borrowing base facility. In consideration for providing such collateral and to secure an incremental $700,000 advance made under the facility on September 20, 1999, the Company assigned such Directors an aggregate one percent overriding royalty interest proportionately reduced to the Company's interest in the Fondren Letulle #1 and Huebner #1 wells.

In January 1998, the Company consummated the sale of 300,000 shares of Preferred Stock and Warrants to purchase 1,000,000 shares of Common Stock to affiliates of Enron Corp. The net proceeds received by the Company from this transaction were approximately $28.8 million and were used primarily for oil and natural gas exploration and development activities in Texas and Louisiana and to repay related indebtedness. The Preferred Stock provides for annual cumulative dividends of $9.00 per share, payable quarterly in cash or, at the option of the Company until January 15, 2002, in additional shares of Preferred Stock. The Company expects to continue payment in kind dividends due in 1999. Dividend payments for the nine months ended September 30, 1999 were made by the issuance of an additional 22,508.23 shares of Preferred Stock. As of October 15, 1999 there were 349,794.92 shares of Preferred Stock outstanding.

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

The Preferred Stockholder has advised the Company that they disagree with the calculation of Cash Flow (as defined above) for the first quarter of 1999 because they believe that capitalized interest and capitalized geological, geophysical and land costs are "non-cash income" items and as such should be deducted from cash flow for purposes of the Test. The Company believes that these items are neither "non-cash" nor "income" and therefore has advised the Preferred Stockholder that the Company strongly disagrees with the Preferred Stockholders' position regarding the treatment of these items. Based upon the Company's calculation of Cash Flow, which is consistent with prior quarters, for the three months ended September 30, 1999 the Cash Flow was greater than the amount of the dividends accrued with respect to the Preferred Stock for such period, and the Company has advised the Preferred Stockholder that based upon its calculations the Company believes that it has met the Cash flow test for the quarter. The Company has also prepared the Cash Flow test for the quarter ended September 30, 1999 on a basis the Company believes is consistent with the Preferred Stockholders' advice to the Company. Based upon this calculation, the Company believes that it has also met the Cash Flow test for the quarter on this alternative basis. The Company, however, has not been advised by the Preferred Stockholder as to whether or not the Preferred Stockholder concurs with such calculation. There can be no assurance as to whether the Company's Cash Flow for future periods will exceed the amount of the dividends to be accrued with respect to the Preferred Stock.

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
                     Production, Inc., Encinitas Partners Ltd., La Rosa Partners
                     Ltd., Carrizo Partners Ltd., Paul B. Loyd, Jr., Steven A.
                     Webster, S.P. Johnson IV, Douglas A.P. Hamilton and Frank
                     A. Wojtek dated as of September 6, 1997 (Incorporated herein by reference to Exhibit 2.1 to the Company's
                     Registration Statement on Form S-1 (Registration No.
                     333-29187)).

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

  +3.3         --    Amended and Restated Bylaws of the Company, as amended by
                     Amendment No. 1 (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form
                     8-A (Registration No. 000-22915).

   4.1         --    Seventh Amendment to First Amended, Restated and Combined
                     Loan Agreement by and between Carrizo Oil & Gas, Inc. and
                     Compass Bank dated August 27, 1999.

  27.1         --    Financial Data Schedule.

+     Incorporated herein by reference as indicated.

      Reports on Form 8-K

         None

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Carrizo Oil & Gas, Inc.
                                  (Registrant)



Date:  November 8, 1999           By:  /s/ S. P. Johnson, IV
                                     -----------------------------------------
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)



Date:  November 8, 1999           By:  /s/ Frank A. Wojtek
                                     -----------------------------------------
                                  Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit
Number                        Description
-------                       -----------
  +2.1         --    Combination Agreement by and among the Company, Carrizo
                     Production, Inc., Encinitas Partners Ltd., La Rosa Partners
                     Ltd., Carrizo Partners Ltd., Paul B. Loyd, Jr., Steven A.
                     Webster, S.P. Johnson IV, Douglas A.P. Hamilton and Frank
                     A. Wojtek dated as of September 6, 1997 (Incorporated
                     herein by reference to Exhibit 2.1 to the Company's
                     Registration Statement on Form S-1 (Registration No.
                     333-29187)).

  +3.1         --    Amended and Restated Articles of Incorporation of the
                     Company (Incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended
                     December 31, 1997.

  +3.2         --    Statement of Resolution Establishing Series of Shares
                     Designated 9% Series A Preferred Stock (Incorporated herein by reference to Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997).

  +3.3         --    Amended and Restated Bylaws of the Company, as amended by
                     Amendment No. 1 (incorporated herein by reference to
                     Exhibit 3.2 to the Company's Registration Statement on Form
                     8-A (Registration No. 000-22915).

   4.1         --    Seventh Amendment to First Amended, Restated and Combined
                     Loan Agreement by and between Carrizo Oil & Gas, Inc. and
                     Compass Bank dated August 27, 1999.

  27.1         --    Financial Data Schedule.

+     Incorporated herein by reference as indicated.

      Reports on Form 8-K

         None