Form 10-K
period 1999-12-31
CARRIZO OIL & GAS INC
filed 2000-03-30
CIK 1040593

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999
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

                                      [X]

    At March 23, 2000, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $14.2 million based on the closing price of such stock on such date of $4.00.

At March 23, 2000, the number of shares outstanding of the registrant's Common Stock was 14,011,364.

                       DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the definitive proxy statement for the Registrant's 2000 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1999.


================================================================================

                                TABLE OF CONTENTS

      PART I......................................................................      3
        Item 1. and Item 2. Business and Properties...............................      3
        Item 3. Legal Proceedings.................................................     22
        Item 4. Submission of Matters to a Vote of Security Holders...............     22
        Executive Officers of the Registrant......................................     22
      PART II.....................................................................     23
        Item 5. Market for Registrant's Common Stock and Related Shareholder
           Matters................................................................     23
        Item 6. Selected Financial Data...........................................     24
        Item 7. Management's Discussion and Analysis of Financial Condition and
           Results of Operations..................................................     26
        Item 7A. Qualitative and Quantitative Disclosures About Market Risk.......     33
        Item 8. Financial Statements and Supplementary Data.......................     33
        Item 9. Changes In and Disagreements With Accountants on Accounting
           and Financial Disclosure...............................................     33
      PART III....................................................................     33
        Item 10. Directors and Executive Officers of the Registrant...............     33
        Item 11. Executive Compensation...........................................     33
        Item 12. Security Ownership of Certain Beneficial Owners and Management...     34
        Item 13. Certain Relationships and Related Party Transactions.............     34
      PART IV.....................................................................     34
        Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K..     34

PART I

ITEM 1. AND ITEM 2. BUSINESS AND PROPERTIES

GENERAL

    Carrizo Oil & Gas, Inc. ("Carrizo" or the "Company") is an independent oil and gas company engaged in the exploration, development, exploitation and production of natural gas and crude oil. The Company's operations are currently focused onshore in proven oil and gas producing trends along the Gulf Coast, primarily in Texas and Louisiana in the Frio, Wilcox and Vicksburg trends. The Company believes that the availability of economic onshore 3-D seismic surveys has fundamentally changed the risk profile of oil and gas exploration in these regions. Recognizing this change, the Company has aggressively sought to control significant prospective acreage blocks for targeted 3-D seismic surveys. During the period from 1996 through December 1999 the Company assembled over 400,000 gross acres under lease or option and acquired 45 3-D seismic surveys with over 1,800 square miles of 3-D data. The Company typically seeks to acquire seismic permits from landowners that include options to lease the acreage prior to conducting proprietary surveys. In other circumstances, including when the Company participates in 3-D group shoots, the Company typically seeks to obtain leases or farm-ins rather than lease options. After the 3-D data is processed and analyzed, the Company seeks to retain such acreage as it deems to be prospective and usually releases such acreage as it believes is not prospective. As of December 31, 1999, the Company had 195,464 gross acres under lease or option, most of which is covered by 3-D seismic data.

    From the 3-D data Carrizo has amassed a large drillsite inventory, with as many as 300 gross wells that could be drilled over the next four years, assuming sufficient capital resources. In addition, the Company anticipates that as its existing 3-D seismic data is further evaluated, and 3-D seismic data is acquired over the balance of its acreage, additional prospects will be generated for drilling beyond 2003.

    The Company's primary drilling targets in the past have been shallow (from 4,000 to 7,000 feet), normally pressured reservoirs that generally involve moderate cost (typically $150,000 to $400,000 per completed well) and risk. Many of these drilling prospects also have secondary, deeper, over-pressured targets which have greater economic potential but generally involve higher cost (typically $1 million to $3 million per completed well) and risk. The Company usually seeks to sell a portion of these deeper prospects to reduce its exploration risk and financial exposure while still allowing the Company to retain significant upside potential. The Company operates the majority of its projects through the exploratory phase but may relinquish operator status to qualified partners in the production phase to control costs and focus resources on the higher-value exploratory phase. As of December 31, 1999, the Company operated 63 producing oil and gas wells, which accounted for 34 percent of the wells in which the Company had an interest.

    The Company has experienced increases in reserves, production and EBITDA from its inception in 1993 due to its 3-D based drilling and development activities. From January 1, 1996 to December 31, 1999, the Company participated in the drilling of 179 gross wells (57.5 net) with a commercial well success rate of approximately 63 percent. This drilling success contributed to the Company's total proved reserves as of December 31, 1999 of 40.6 Bcfe with a PV-10 Value of $51.1 million. During 1999, the Company added 5.5 Bcfe to proved reserves through drilling, however total proved reserves also increased approximately 8.5 Bcfe, primarily as a result of improved oil and natural gas prices, offset by production. The Company's production increased 23 percent from 3,495 MMcfe for the year ended December 31, 1998 to 4,311 MMcfe for the year ended December 31, 1999, and EBITDA increased 103 percent from $2,422,000 for the year ended December 31, 1998 to $4,921,000 for the year ended December 31, 1999 due to higher production levels, significantly higher oil and gas sales prices, and the implementation of cost control measures.

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

    The Company has sought to obtain large volumes of 3-D seismic data either by participating in large seismic data acquisition programs either alone or pursuant to joint venture arrangements with other energy companies, or through "group shoots" in which the Company shares the costs and results of seismic surveys. By participating in joint ventures and group shoots, the Company is able to share the up-front costs of seismic data acquisition and interpretation, thereby enabling it to participate in a larger number of projects and diversify exploration costs and risks. Most of the Company's operations are conducted through joint operations with industry participants. As of December 31, 1999, the Company was actively involved in 41 project areas.

    The Company's primary strategy for acreage acquisition is to obtain leasing options covering large geographic areas in connection with 3-D seismic surveys. Prior to conducting proprietary surveys, the Company typically seeks to acquire seismic permits that include options to lease the acreage, thereby ensuring the price and availability of leases on drilling prospects that may result upon completing a successful seismic data acquisition program over a project area. The Company generally attempts to obtain these options covering at least 80 percent of the project area for these proprietary surveys. The size of these surveys has ranged from 10 to 80 square miles. When the Company participates in 3-D group shoots, it generally seeks prospective leases as quickly as possible following interpretation of the survey. In connection with some group shoots in which the Company believes that competition for acreage may be especially strong, the Company may seek to obtain lease options or leases in prospective areas prior to the receipt or interpretation of 3-D seismic data.

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

OPERATING APPROACH

    The Company's management team has extensive experience in the development and management of projects along the Texas and Louisiana Gulf Coast. The Company believes that the experience of its management in the development of 3-D projects in its core operating areas is a competitive advantage for the Company. The Company's technical and operating employees have an average of 17 years of industry experience, in many cases with major and large independent oil companies, including Shell Oil Company, Vastar Resources, Inc., Pennzoil Company and Tenneco Inc.

    The Company generally seeks to obtain lease operator status and control over field operations, and in particular seeks to control decisions regarding 3-D survey design parameters and drilling and completion methods. As of December 31, 1999, the Company operated 63 producing oil and natural gas wells.

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

SIGNIFICANT PROJECT AREAS

    This section is an explanation and detail of some relevant project groupings from the overall inventory of seismic data and prospects. It is difficult to categorize many of the 3D projects because they were originally screened and selected for multiple objectives. The discussion below however, highlights the project areas that include a majority of the expected drilling targets over the next 12 to 18 months.

                           3-D PROJECT SUMMARY CHART
                            As of December 31, 1999

                                               SQ.                 2000
                                              MILES          POSSIBLE SEISMIC     GROSS       NET
    FOCUS AREA           3D Project       OF SEISMIC 3D        ACQUISITION       ACREAGE    ACREAGE
    ----------       --------------       -------------      ----------------    -------    -------
TEXAS WILCOX AREAS
                     Cabeza Creek              65                   25             3,705      1,815
                     Buckeye                   62                   20             6,420      2,932
                     Metro                     30                   15             6,601      1,497
                     Cologne                   40                   --             7,134      1,496
                     Western-Duval            340                   --               936        468
                     STS                       65                   --             6,731      2,212

TEXAS FRIO/VICKSBURG/YEGUA AREAS

                     Matagorda                 51                   --             7,520      4,387
                     Driscoll                  84                   --             6,192      1,479
                     Ganado                    32                   --            13,682      5,680
                     Western-Starr            320                   --             3,783      2,642
                     Jones Branch                                   --               967        302
                     Rpp Welder                60                   --             8,144      1,853

SOUTHEAST TEXAS AREAS

                     Cedar Point               30                   --             5,665      1,336
                     Liberty                   52                   --             3,823      1,295
                     Rusk / Nacogdoches        --                   42            23,513      7,538

LOUISIANA AREAS                                                     --
                     North Tigre Lagoon         6                   --               534        107
                     West Bay                  --                    6               217        217
                                          -------              -------           -------    -------
Subtotal                                    1,237                  108           105,567     37,256
OTHER PROJECTS (24 PROJECTS)                  604                   --            89,897     29,569
                                          -------             --------           -------    -------
Total                                       1,841                  108           195,464     66,825
                                          =======             ========           =======    =======

TEXAS - WILCOX AREAS

    The prolific Wilcox trend in South Texas is a primary area of exploration and development focus for Carrizo. The Company has a total of 754 square miles of 3D seismic data that covers potential Wilcox formation development opportunities. Wilcox wells often have relatively deeper targets with higher reserve potential and higher risk than many of the Company's other wells. Several key Wilcox project areas are discussed below and represent a significant portion of the expected 2000 and early 2001 drilling inventory.


Goliad County - Cabeza Creek Project Area

    The primary opportunities at the 65 square mile Cabeza Creek Project include exploitation of historical producing closures, development of deeper objectives on proven structures and large deep exploration opportunities targeting known reservoir intervals. The Company commenced drilling in the Cabeza Creek Project Area with the Wilcox J1 prospect well which was drilled in March 2000 and is currently being completed. The shallow development objectives were completed and appear to support another well location for immediate consideration while the deeper exploration section verified sand, hydrocarbons and improved the risk profile for another test planned in 2000. The Company anticipates drilling between one and three additional wells during the next 12 months pending reservoir performance and the sale of promoted interests in the deeper opportunities to industry partners. The average working interest owned by Carrizo in the Cabeza Creek acreage is approximately 49 percent.


Live Oak County - Buckeye Project Area

    The 62 square mile Buckeye Project Area is centrally located in Carrizo's Wilcox area of interest in Bee and Live Oak Counties, Texas, and includes a series of prospects targeting the Luling through Tom Lyne Wilcox sands. The initial test well has an expected total depth of 15,800 feet and is planned for drilling during the first half of 2000. If the well is successful, the Company believes that two additional closures could provide significant follow-up exploration and development potential. The average working interest owned by Carizzo in the Buckeye acreage is approximately 46 percent.

Cologne Wilcox Project Area

    The Cologne Wilcox prospects are three large expanded Upper Wilcox structures in a single fault block within the 40 square mile Cologne Project Area in Victoria and Goliad Counties, Texas. The initial test well is currently being drilled and has a targeted total depth of approximately 16,500 feet. The well is primarily a test which, if successful, would attempt to exploit improved deliverability with modern frac technology and take advantage of expected improved reservoir properties on top of the structure. In addition, below 15,500 feet, the well will also test a stratigraphically deeper section that the Company correlates with productive sands in the surrounding area. Two additional closures along a large regional fault could provide significant follow-up exploitation potential. Carrizo has approximately a seven percent working interest in the initial test well and approximately a 20 percent working interest in the other two potential follow-up structures.

Dewitt County - Metro Project Area

    The 30 square mile Metro Project Area is located along the northern and eastern boundaries of Carrizo's Wilcox area of interest in Dewitt County, Texas. The Company drilled two successful Wilcox wells in the project area in 1998 and 1999. Offset competitors have recently been successful in testing slightly deeper stratigraphic intervals, which the Company believes has improved the probability of success on identified deeper opportunities in the Metro Project Area. Additional 3D seismic data will be available to Carrizo and its partners in 2000 to help to further define closure elements on prospects both within and peripheral to the original 3D shoot boundaries. Carrizo and its partners plan to drill a Wilcox well to test the deeper opportunities during 2000. Carrizo has approximately a 25 percent working interest in the project area.

Western Duval Project Area

    Carrizo's Western Duval Project Area consists of non-exclusive license rights to 320 square miles of speculative 3D data along the southern and western limits of Carrizo's Wilcox area of interest within Webb and Duval Counties, Texas. The Company is planning to drill a test well during the second quarter of 2000, with potential follow up drilling in the second half of 2000. The Company expects to identify additional drilling prospects and is working to secure leases over the areas it believes has the highest potential.


STS Project Area

    The STS Project Area is along the updip portion of the Company's Wilcox area of interest and includes 65 square miles of 3D data straddling LaSalle and McMullen Counties, Texas. Although numerous formations are found to be productive in the area (including a 1999 Carrizo Olmos formation discovery), the Wilcox formation represents an attractive risk/reward target. The Company is presently focusing on several Wilcox opportunities based upon a successful initial test well, in which Carrizo has a 22.375 percent working interest, which recently commenced production at a rate of approximately 100 BOPD. The Company is planning to drill at least one follow up well and to test at least one additional structure in 2000. Further appraisal drilling in the Olmos formation is also being evaluated.

TEXAS FRIO/VICKSBURG/YEGUA AREAS

    This combined area trend sometimes overlaps but is generally closer to the Texas coast than the Wilcox areas discussed above. This is an area of expected continued focus for Carrizo in 2000 and future years. In any particular target or prospect, the Frio is usually a shallower formation, while the Yegua and Vicksburg are generally relatively deeper formations. The Company has a total of 918 square miles of 3D seismic data that covers development potential within the Frio, Vicksburg and Yegua sands. Several key areas are discussed below which represent a significant portion of 2000 and 2001 drilling inventory.

Matagorda Project Area

    The 51 square mile Matagorda Project Area was an area of significant drilling activity and success for the Company in 1999. The Company expects to further develop its leasehold interest in 2000 and beyond. The Company has drilled six wells to date in the Matagorda Project Area, of which four have been successful. The "Fondren-Letulle #1" and "Burkhart #1" wells drilled in late 1999, in which the Company has a 30 percent working interest, continue to produce at a combined rate of 28,200 Mcfe per day as of March 1, 2000. The Company controls over 5,000 acres under lease in the project area, including a 4,200 acre lease in which the Company has a 96 percent working interest. The Company plans to drill six wells in the area in 2000. The Company's expected working interest in these prospects is expected to be approximately 50 percent.

Driscoll Project Area

    The Company continued to prioritize and lease the identified Yegua and Frio prospects in the 84 square mile Driscoll Project Area during 1999. The Company plans to drill two wells in this area in 2000. This area, which lies in Jim Wells and Duval counties in Texas has experienced high industry activity in both the pressured Yegua and shallow Frio formations. The 3D seismic data is being evaluated for additional processing to further highgrade the numerous opportunities. Carrizo has approximately a 24 percent working interest in the project area.

Ganado Project Area

    The Ganado Project Area is located in Ganado and Wharton Counties, Texas and targets both amplitude supported Frio and expanded Yegua opportunities. The initial Frio test well was successfully drilled in February of 2000 and tested at approximately 750 Mcf per day. Carrizo has a 25 percent working interest in this well which is expected to commence production in April 2000. The Company plans to drill additional Frio wells and a Yegua prospect in the area in 2000.

Western-Starr Project Area

    The Company has obtained a non-exclusive license to 340 square miles of 3D seismic data which covers Frio and Vicksburg producing trends in Starr and Hildalgo Counties. The Company and its working interest partners have drilled 29 wells in the project area since 1996, resulting in 20 producing wells. Carrizo is continuing to develop prospects from this data and acquire leases, and plans to drill at least one Vicksburg test in 2000. Carrizo's working interest in its leases within this project area averages approximately 50%.

RPP Welder Project Area

    Additional reprocessing of the 60 square mile RPP 3-D survey data has provided additional seismic attributes to help prioritize the numerous Frio and Vicksburg prospects identified in the project area, which is located in Refugio and San Patricio Counties, Texas. The Company participated in four wells drilled in the project area during 1999, of which three were successful. Three to six additional wells are planned in 2000. Carrizo has an average 17 percent working interest in the project area.

SOUTHEAST TEXAS AREAS

    Carrizo has acquired approximately 82 square miles of 3-D data over its Southeast Texas project areas which are focused primarily on the Yegua and Vicksburg formations. The Company expects that these areas will constitute a significant portion of its 2000 and 2001 drilling programs. Carrizo is considering additional purchases of 3-D data during 2000 to further exploit successful trends.

Chambers County - Cedar Point Project Area

    The Cedar Point Project Area is located in Chambers County, Texas, adjacent to Trinity Bay. The 30 square mile 3-D survey acquired in late 1998 targets the Vicksburg and lower Frio formations. The initial test well, the "USX Hematite #1", in which Carrizo has a 14 percent working interest was drilled and successfully completed in late 1999. The well commenced production at a rate of over 16,000 Mcfe per day and continues to produce at a rate of 15,200 Mcfe per day as of March 1, 2000. The Company has identified four additional prospects on leased acreage which the Company believes exhibit similar seismic signatures within the same stratigraphic interval as the Hematite well. The Company has a 28 percent working interest in these prospects, the first of which is planned to spud during the second quarter of 2000.

Liberty Project Area

    Carrizo has identified and leased prospects ranging from the Frio to the Cook Mountain formations within the 52 square mile 3-D survey acquired in 1999 in the Liberty Project Area in Liberty County, Texas. An initial Frio test well, in which the Company has a 43.75 percent working interest, was drilled and successfully completed in March 2000 and is awaiting pipeline hookup to commence production. Carrizo is currently evaluating the drilling sequence of four additional prospects, with the next well expected to spud during April 2000. In addition, a Cook Mountain sand amplitude-supported prospect is targeted for drilling in mid 2000. Carrizo is the operator and has approximately an 85 percent working interest in the properties in the project area.

Rusk - Nacogdoches Project Area

    Carrizo has acquired 7,538 net acres of leases and options in the Rusk - Nacogdoches project areas located in Rusk and Cherokee Counties, Texas. The projects target the James Lime, Travis Peak, Pettet and Cotton Valley formations. There has been recent successful horizontal drilling activity in the area by others in addition to vertical James Lime production in the Trawick field which is adjacent to a portion of the Company's acreage. Carrizo has a 58 percent working interest in the project area and is currently negotiating with industry partners to sell a portion of the interest in exchange for a drilling commitment and lease reimbursement. The Company is also considering whether to acquire certain 3-D seismic data covering a portion of the average held which is expected to become available in 2000.

LOUISIANA

North Tigre Lagoon

    The North Tigre Lagoon prospect well was spud during late March 2000. The well, located in Vermilion Parish, Louisiana, targets lower Miocene sands. Carrizo is the operator and has approximately a 25% working interest in this project area.

West Bay

     Carrizo is currently resolving participation interests with potential partners and plans to spud the West Bay Prospect well during May of 2000. The prospect is located in Plaquemine Parish, Louisiana. Carrizo estimates its average working interest in the properties in this project area at 25 to 50% depending on the amount of acreage developed.

CAMP HILL PROJECT

    The Company owns interests in eight leases totaling approximately 900 gross acres in the Camp Hill field in Anderson County, Texas. The Company currently operates six of these leases. During the year ended December 31, 1999, the project produced 72 barrels per day of 19 API gravity oil. The project produces from a depth of 500 feet and utilizes a tertiary steam drive as an enhanced oil recovery process. Although efficient at maximizing oil recovery, the steam drive process is relatively expensive to operate because natural gas or produced crude is burned to create the steam injectant. Lifting costs during the year ended December 31, 1999 averaged $10.40 per barrel ($1.73 per Mcfe). In response to lower commodity prices, steam injection was reduced in November 1998. Because profitability increases when natural gas prices drop relative to oil prices, the project is a natural hedge against decreases in natural gas prices relative to oil prices. The crude oil produced, although viscous, commands a higher price (an average premium of $.75 per barrel during the year ended December 31, 1999) than West Texas intermediate crude due to its suitability as a lube oil feedstock. As of December 31, 1999, the Company had 4.64 million barrels of proved oil reserves in this project, with 841.9 MBbls of oil currently developed. The Company anticipates that it will drill additional wells and increase steam injection to develop the proved undeveloped reserves in this project, with the timing and amount of expenditures depending on the relative prices of oil and natural gas. The Company has an average working interest of
92.5 percent in its leases in this field and an average net revenue interest of
74.0 percent.

JONES BRANCH PROPERTIES

    During November 1998, the Company acquired an interest in four oil and gas producing properties along with rights to participate in certain exploration prospects (primarily in the Wilcox formation) in Wharton County, Texas, including associated rights of access to certain 2-D and 3-D seismic data and related information. The Company has an average working interest of 31.3 percent and an average net revenue interest of 23.7 percent in the properties.

OTHER PROJECT AREAS

    In addition to the project areas described above, the Company has 24 additional project areas in various stages of development as of December 31, 1999. These project areas are located in the onshore Texas and Louisiana Gulf Coast regions. The Company is in the process of evaluating and acquiring interests with respect to most of these project areas and as of December 31, 1999 had acquired leases and seismic options covering 89,897 gross acres.

WORKING INTEREST AND DRILLING IN PROJECT AREAS

    The actual working interest that the Company will ultimately own in a well will vary based upon several factors including the depth, cost and risk of each well relative to the Company's strategic goals, activity levels and budget availability. From time to time some fraction of these wells may be sold to industry partners either on a prospect by prospect basis or a program basis. In addition, the Company may also contribute acreage to larger drilling units thereby reducing prospect working interest. The Company has, in the past, retained less than 100 percent working interest in its drilling prospects. References to Company property is not intended to imply that the Company has or will maintain any particular level of working interest.

    Although the Company is currently pursuing prospects within the project areas described above, there can be no assurance that these prospects will be drilled at all or within the expected time frame. In some project areas, the Company has budgeted for wells that are based upon statistical results of drilling activities in other project areas; these wells are subject to greater uncertainties than wells for which drillsites have been identified. The final determination with respect to the drilling of any identified drillsites or budgeted wells will be dependent on a number of factors, including (i) the results of exploration efforts and the acquisition, review and analysis of the seismic data, (ii) the availability of sufficient capital resources by the Company and the other participants for the drilling of the prospects (not all of which resources are currently available), (iii) the approval of the prospects by other participants after additional data has been compiled, (iv) the economic and industry conditions at the time of drilling, including prevailing and anticipated prices for oil and natural gas and the availability of drilling rigs and crews, (v) the financial resources and results of the Company and its partners and (vi) the availability of leases on reasonable terms and permitting for the prospect. There can be no assurance that these projects can be successfully developed or that any identified drillsites or budgeted wells discussed will, if drilled, encounter reservoirs of commercially productive oil or natural gas. The Company may seek to sell or reduce all or a portion of its interest in a project area or with respect to prospects or wells within a project area.

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

OIL AND NATURAL GAS RESERVES

    The following table sets forth estimated net proved oil and natural gas reserves of the Company and the PV-10 Value of such reserves as of December 31, 1999. The reserve data and the present value as of December 31, 1999 were prepared by Ryder Scott Company and Fairchild, Ancell & Wells, Inc., Independent Petroleum Engineers. For further information concerning Ryder Scott's and Fairchild's estimate of the proved reserves of the Company at December 31, 1999, see the reserve reports included as exhibits to this Annual Report on Form 10-K. The PV-10 Value was prepared using constant prices as of the calculation date, discounted at 10% per annum on a pretax basis, and is not intended to represent the current market value of the estimated oil and natural gas reserves owned by the Company. For further information concerning the present value of future net revenue from these proved reserves, see Note 12 of Notes to Financial Statements.

                                            PROVED RESERVES
                                 DEVELOPED    UNDEVELOPED     TOTAL
                                 ---------  ---------------  --------
                                        (DOLLARS IN THOUSANDS)
Oil and condensate (MBbls)           1,070            3,807     4,877
Natural gas (MMcf)                  10,680              643    11,323
Total proved reserves (MMcfe)       17,100           23,485    40,585
PV-10 Value(1)                   $  28,925  $        22,252  $ 51,177


----------

(1) The PV-10 Value as of December 31, 1999 is pre-tax and was determined by using the December 31, 1999 sales prices, which averaged $23.40 per Bbl of oil, $2.35 per Mcf of natural gas and $14.63 per Bbl of NGL.

    No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the Securities and Exchange Commission (the "Commission").

    In accordance with Commission regulations, the reserve reports used oil and natural gas prices in effect at December 31, 1999. The prices used in calculating the estimated future net revenue attributable to proved reserves do not necessarily reflect market prices for oil and natural gas production subsequent to December 31, 1999. There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will actually be realized for such production or that existing contracts will be honored or judicially enforced.

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

                                          YEAR ENDED DECEMBER 31,
                                         1997      1998      1999
                                       --------  --------  --------
Production volumes
  Oil (MBbls)                               113       140       179
  Natural gas (MMcf)                      2,749     2,655     3,235
  Natural gas equivalent (MMcfe)          3,424     3,495     4,311
Average sales prices
  Oil (per Bbl)                        $  18.66  $  12.30  $  16.60
  Natural gas (per Mcf)                    2.41      2.31      2.23
  Natural gas equivalent (per Mcfe)        2.54      2.25      2.37
Average costs (per Mcfe)
  Camp Hill operating expenses         $   2.59  $   2.35  $   1.73
  Other operating expenses                 0.54      0.69      0.66
  Total operating expenses(1)              0.68      0.79      0.70

----------

(1) Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), workover costs and the administrative costs of production offices, insurance and property and severance taxes.

FINDING AND DEVELOPMENT COSTS

    From inception through December 31, 1999, the Company has incurred total gross development, exploration and acquisition costs of approximately $91.0 million. Total exploration, development and acquisition activities from inception through December 31, 1999 have resulted in the addition of approximately 58.0 Bcfe, net to the Company's interest, of proved reserves at an average finding and development cost of $1.57 per Mcfe.

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


                                  YEAR ENDED DECEMBER 31,
                                ---------------------------
                                 1997      1998      1999
                                -------   -------   -------
                                       (IN THOUSANDS)
Acquisition costs
  Unproved prospects            $14,223   $ 9,619   $ 4,166
  Proved properties               5,492    16,197       472
Exploration                       9,328    10,429     3,163
Development                       2,257       313       937
                                -------   -------   -------
      Total costs incurred(1)   $31,300   $36,558   $ 8,738
                                =======   =======   =======


----------

(1) Excludes capitalized interest on unproved properties of $699,625, and $291,496, and $1,547,879 for the years ended December 31, 1997, 1998 and
    1999, respectively.

DRILLING ACTIVITY

    The following table sets forth the drilling activity of the Company for the years ended December 31, 1997, 1998 and 1999. In the table, "gross" refers to the total wells in which the Company has a working interest and "net" refers to gross wells multiplied by the Company's working interest therein. The Company's drilling activity from January 1, 1996 to December 31, 1999 has resulted in a commercial success rate of approximately 63%.

                                                   YEAR ENDED DECEMBER 31,
                       --------------------------------------------------------------------------------
                                   1997                       1998                       1999
                       -------------------------- -------------------------- --------------------------
                          GROSS         NET          GROSS          NET         GROSS          NET
                       ------------ ------------- ------------ ------------- ------------ -------------
Exploratory Wells
  Productive                     39          15.7           29           9.3           14           2.3
  Nonproductive                  23           9.4           24           7.0           12           1.6
                       ------------ ------------- ------------ ------------- ------------ -------------
          Total                  62          25.1           53          16.3           26           3.9
                       ============ ============= ============ ============= ============ =============
Development Wells
  Productive                      7           1.8            3           1.0            4           0.9
  Nonproductive                   1           0.6            1            --            2           0.8
                       ------------ ------------- ------------ ------------- ------------ -------------
          Total                   8           2.4            4           1.0            6           1.7
                       ============ ============= ============ ============= ============ =============


PRODUCTIVE WELLS

    The following table sets forth the number of productive oil and natural gas wells in which the Company owned an interest as of December 31, 1999.

                          COMPANY
                          OPERATED                    OTHER                      TOTAL
                -------------------------- -------------------------- --------------------------
                   GROSS          NET         GROSS          NET         GROSS          NET
                ------------- ------------ ------------- ------------ ------------- ------------
Oil                        45         43.2            31          9.1            76         52.3
Natural gas                18         10.9            91         24.9           109         35.8
                ------------- ------------ ------------- ------------ ------------- ------------
     Total                 63         54.1           122         34.0           185         88.1
                ============= ============ ============= ============ ============= ============


ACREAGE DATA

    The following table sets forth certain information regarding the Company's developed and undeveloped lease acreage as of December 31, 1999. Developed acres refers to acreage within producing units and undeveloped acres refers to acreage that has not been placed in producing units. Leases covering substantially all of the undeveloped acreage in the following table will expire within the next three years. In general, the Company's leases will continue past their primary terms if oil or natural gas in commercial quantities is being produced from a well on such leases.

                     DEVELOPED ACREAGE         UNDEVELOPED ACREAGE              TOTAL
                -------------------------- -------------------------- --------------------------
                   GROSS          NET         GROSS          NET         GROSS          NET
                ------------- ------------ ------------- ------------ ------------- ------------
Louisiana                 286           33         5,252        1,004         5,538        1,037
Texas                  51,399       17,616       117,341       38,831       168,740       56,447
                ------------- ------------ ------------- ------------ ------------- ------------
     Total             51,685       17,649       122,593       39,835       174,278       57,484
                ============= ============ ============= ============ ============= ============


    The table does not include 21,186 gross acres (9,341 net) that the Company had a right to acquire pursuant to various seismic option agreements at December 31, 1999. Under the terms of its option agreements, the Company typically has the right for a period of one year, subject to extensions, to exercise its option to lease the acreage at predetermined terms. The Company's lease agreements generally terminate if wells have not been drilled on the acreage within a period of three years.

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

    Despite the measures taken by the Company to attempt to control price risk, the Company remains subject to price fluctuations for natural gas sold in the spot market due primarily to seasonality of demand and other factors beyond the Company's control. Domestic oil prices generally follow worldwide oil prices, which are subject to price fluctuations resulting from changes in world supply and demand. The Company continues to evaluate the potential for reducing these risks by entering into, and expects to enter into, additional hedge transactions in future years. In addition, the Company may also close out any portion of hedges that may exist from time to time as determined to be appropriate by management. At December 31, 1998, there were no open hedge positions. At December 31, 1999, the Company had 300,000 MMBtu and 30,200 Bbls of outstanding hedge positions (at an average price of $2.33 per MMBtu and $25.60 per Bbl for January through June 2000 production.) Total oil and natural gas purchased and sold under such swap arrangements during the years ended December 31, 1997, 1998 and 1999 were, 0 Bbls, 0 Bbls and 45,200 Bbls, respectively, and 210,000 MMBtu and 1,760,000 MMBtu, and 2,050,000 MMBtu respectively. Gains (losses) realized by the Company under such swap arrangements were ($48,000), $167,000 and ($412,000), for the years ended December 31, 1997, 1998 and 1999, respectively.

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

    In the past, Congress has been very active in the area of gas regulation. However, as discussed above, the more recent trend has been in favor of deregulation and the promotion of competition in the gas industry. Thus, in addition to "first sale" deregulation, Congress also repealed incremental pricing requirements and gas use restraints previously applicable. There are other legislative proposals pending in the Federal and state legislatures which, if enacted, would significantly affect the petroleum industry. At the present time, it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on the Company. Similarly, and despite the trend toward federal deregulation of the natural gas industry, whether or to what extent that trend will continue, or what the ultimate effect will be on the Company's sales of gas, cannot be predicted. Beginning later this year, the FERC will conduct a scheduled review of the indexing system. Any changes resulting from that review, however, would not take effect until July 2001.

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

EMPLOYEES

    At December 31, 1999, the Company had 26 full-time employees, including five geoscientists and four engineers. The Company believes that its relationships with its employees are good.

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

ITEM 3. LEGAL PROCEEDINGS

    From time to time the Company is a party to various legal proceedings arising in the ordinary course of business. The Company is not currently a party to any litigation that it believes could have a material adverse effect on the financial position or results of operations of the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

EXECUTIVE OFFICERS OF THE REGISTRANT

    Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K.

    The following table sets forth certain information with respect to executive officers of the Company:

                NAME              AGE                  POSITION
         -------------------     ----   --------------------------------------
         S.P. Johnson IV          43    President and Chief Executive Officer
         Frank A. Wojtek          44    Chief Financial Officer, Vice
                                        President,
                                        Secretary and Treasurer
         George F. Canjar         42    Vice President of Exploration
                                        Development
         Kendall A. Trahan        49    Vice President of Land

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

                QUARTER ENDED           HIGH           LOW
          -------------------------- ------------  ------------
          September 30, 1997             15            10 15/16
          December 31, 1997              17  1/4        7  7/8
          March 31, 1998                  8  3/4        6  1/16
          June 30, 1998                   7  1/2        5  1/2
          September 30, 1998              5  3/4        2  5/8
          December 31, 1998               3  1/16       1  1/8
          March 31, 1999                  1 11/16       1
          June 30, 1999                   2             1
          September 30, 1999              2  1/4        1  1/2
          December 31, 1999               2  1/8        1  3/8


    There were approximately 60 shareholders of record (excluding brokerage firms and other nominees) of the Company's Common Stock as of March 23, 2000.

    The Company has not paid any dividends in the past and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain any earnings for the future operation and development of its business, including exploration, development and acquisition activities. The Company's revolving line of credit with Compass Bank (the "Company Credit Facility") and the terms of its 9% Senior Subordinated Notes, restrict the Company's ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

RECENT SALES OF UNREGISTERED SECURITIES

     On December 15, 1999, the Company consummated the transactions (the "Financing") contemplated by a Securities Purchase Agreement dated December 15, 1999 (the "Securities Purchase Agreement") among the Company, CB Capital Investors, L.P. ("Chase"), Mellon Ventures, L.P. ("Mellon"), Paul B. Loyd, Jr., Douglas A.P. Hamilton and Steven A. Webster (excluding the Company, the "Investors"). Such transactions included (i) the payment by the Investors of an aggregate purchase price of $30,000,000, (ii) the sale of an aggregate of $22,000,000 principal amount of 9% Senior Subordinated Notes due 2007 (the "Notes") to the Investors, (iii) the sale of an aggregate of 3,636,364 shares of the Company's Common Stock for $2.20 per share to the Investors, (iv) the sale of warrants (the "Warrants") to purchase up to 2,760,189 shares of the Company's Common Stock (the "Warrant Shares") at the exercise price of $2.20 per share, subject to adjustments, to the Investors, (v) the execution of the Shareholders Agreement dated December 15, 1999 (the "Shareholders Agreement") among the Company, Chase, Mellon, Paul B. Loyd, Jr., Douglas A.P. Hamilton, Steven A. Webster, S.P. Johnson IV, Frank A. Wojtek and DAPHAM Partnership, L.P., (vi) the execution and delivery of the Warrant Agreement dated December 15, 1999 (the "Warrant Agreement") among the Company, Chase, Mellon, Paul B. Loyd, Jr., Douglas A.P. Hamilton and Steven A. Webster, (vii) the execution of the Registration Rights Agreement dated December 15, 1999 ("Chase Registration Rights Agreement") among the Company, Chase and Mellon, (viii) the execution of the Amended and Restated Registration Rights Agreement dated December 15, 1999 ("Amended Founders Registration Rights Agreement") among the Company, Paul B. Loyd, Jr., Douglas A.P. Hamilton, Steven A. Webster, S.P. Johnson IV, Frank A. Wojtek and DAPHAM Partnership, L.P., and (ix) the execution of a Compliance Sideletter dated December 15, 1999 among the Company, Chase and Mellon (the "Compliance Sideletter").

     The Warrants are exercisable at any time prior to the expiration date on December 15, 2007 for the purchase of an aggregate of 2,760,189 shares of Common Stock at an exercise price of $2.20 per share, subject to certain adjustments.

     Each Warrant may be exercised by (i) paying the exercise price in cash or
(ii) on a cashless basis by exercising the Warrant for a number of net Warrant Shares equal to the number of Warrant Shares issuable upon exercise of the Warrant minus the number of shares obtained by dividing (A) the product of the exercise price times the number of net Warrant Shares issuable upon exercise of the Warrant by (B) the average market price during the 4-day trading period preceding the date of exercise.

     The number and kind of Warrant Shares issued and the exercise price are subject to adjustment in certain circumstances, including (i) if the Company pays a dividend in Common Stock or distributes shares of its Common Stock, subdivides, splits or reclassifies its outstanding shares of Common Stock into a larger number of shares of Common Stock, or combines its outstanding shares of Common Stock into a smaller number of shares of Common Stock, (ii) if the Company issues shares of Common Stock or securities exercisable or exchangeable for or convertible into shares of Common Stock for no consideration or for less than the market value (as specified in the Warrant) of the Common Stock, subject to certain exceptions, (iii) if the Company distributes any of its equity securities (other than Common Stock or options) to the holders of the Common Stock on a pro rata basis, (iv) if the Company engages in a consolidation, merger or business combination, sells all of its assets to another person or entity, or enters into certain capital reorganizations or reclassifications of the capital stock of the Company or (v) the Company takes certain other actions affecting its Common Stock.

     The sale of the shares of Common Stock, the Notes and the Warrants pursuant to the Securities Purchase Agreement is exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof as a transaction not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

    The financial information of the Company set forth below for each of the five years ended December 31, 1999, has been derived from the audited combined financial statements of the Company. The following table also sets forth certain pro forma income taxes, net income and net income per share information. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements of the Company and the related notes thereto included elsewhere herein.

                                                                             YEAR ENDED DECEMBER 31,
                                                             --------------------------------------------------------
                                                               1995        1996        1997        1998        1999
                                                             --------    --------    --------    --------    --------
                                                                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Oil and natural gas revenues                                 $  2,428    $  5,195    $  8,712    $  7,859    $ 10,204
Costs and expenses:
  Oil and natural gas operating expenses                        1,814       2,384       2,334       2,770       3,036
  Depreciation, depletion and
     amortization                                                 488       1,136       2,358       3,952       4,301
  Write-down of oil and gas properties                             --          --          --      20,305          --
  General and administrative                                      425         515       1,591       2,667       2,195
                                                             --------    --------    --------    --------    --------
          Total costs and expenses                              2,727       4,035       6,283      29,694       9,532
                                                             --------    --------    --------    --------    --------
Operating income (loss)                                          (299)      1,160       2,429     (21,835)        672
Interest expense (net of amounts
   capitalized and interest income)                              (192)        (80)        (98)        285          13
Other income                                                       24          20          --          --          --
                                                             --------    --------    --------    --------    --------
Income (loss) before income taxes                                (467)      1,100       2,331     (21,550)        685
Deferred income taxes (benefit)(1)                                 --          --       2,300      (2,218)     (1,057)
                                                             --------    --------    --------    --------    --------
Net income (loss) before cumulative effect of change
   in accounting principle                                       (467)      1,100          31     (19,332)      1,742
Cumulative effect of change in accounting principle                --          --          --          --         (78)
                                                             --------    --------    --------    --------    --------
Net income (loss)(1)(4)                                      $   (467)   $  1,100    $     31    $(19,332)   $  1,664
                                                             ========    ========    ========    ========    ========
Basic earnings (loss) per share (1)(4)                       $  (0.07)   $   0.15    $     --    $  (2.15)   $   2.00
                                                             ========    ========    ========    ========    ========
Diluted earnings (loss) per share (1)(4)                     $  (0.07)   $   0.15    $     --    $  (2.15)   $   2.00
                                                             ========    ========    ========    ========    ========
Basic weighted average shares outstanding                       7,021       7,476       8,639      10,375      10,544
Diluted weighted average shares
  outstanding                                                   7,021       7,545       8,810      10,375      10,546
STATEMENTS OF CASH FLOW DATA:
Net cash provided by operating activities                    $    406    $  3,325    $  3,068    $  2,387    $  2,200
Net cash used in investing activities                          (6,785)     (8,221)    (28,141)    (37,178)    (14,179)
Net cash provided by financing activities                       6,343       6,319      26,255      32,916      21,457
OTHER OPERATING DATA:
Adjusted EBITDA (2)                                          $    189    $  2,296    $  4,787    $  2,422    $  4,921
Operating cash flow (3)                                            21       2,236       4,689       2,707       4,986
Capital expenditures                                            6,857       9,480      32,234      36,570      10,286
Debt repayments(5)                                                 --       2,084      20,409       7,950       8,174

                                                            AS OF DECEMBER 31,
                                         --------------------------------------------------------
                                           1995        1996        1997        1998        1999
                                         --------    --------    --------    --------    --------
BALANCE SHEET DATA:
Working capital                          $   (265)   $ (1,025)   $ (2,276)   $ (5,204)   $  8,338
Property and equipment, net                 6,960      15,206      45,083      57,878      64,337
Total assets                                7,645      18,869      53,658      64,988      83,666
Long-term debt, including current
  maturities                                3,480       9,684       7,950      12,056      33,627
Mandatorily redeemable preferred stock         --          --          --      30,731          --
Equity                                      3,381       4,596      32,895      11,202      40,853


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

(2) Adjusted EBITDA represents earnings before interest expense, income taxes, depreciation, depletion, amortization and writedown of oil and gas properties.

(3) Operating cash flow represents cash flows from operating activities prior to changes in assets and liabilities.

(4) Net income (loss) for the year ended December 31, 1999 excludes and earnings per share for the year ended December 31, 1999 includes the discount on the redemption of the Company's Preferred Stock in the amount of $21,868,413.

(5) Debt repayments include amounts refinanced.

    Forward Looking Statements. The statements contained in all parts of this document, (including any portion attached hereto) including, but not limited to, those relating to the Company's schedule, targets, estimates or results of future drilling, including the number, timing and results of wells, budgeted wells, increases in wells, expected working or net revenue interests, prospects budgeted and other future capital expenditures, risk profile of oil and gas exploration, acquisition of 3-D seismic data (including number, timing and size of projects), use of proceeds from the Company's initial public offering and the sale of shares of Preferred Stock and the warrants, expected production or reserves, increases in reserves, acreage, working capital requirements, hedging activities, the ability of expected sources of liquidity to implement its business strategy, future hiring, future exploration activity and any other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "budgeted", "targeted", "potential" "estimate," "expect," "may," "project," "believe" and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, the Company's dependence on its key personnel, factors that affect the Company's ability to manage its growth and achieve its business strategy, risks relating to its limited operating history, technological changes, significant capital requirements of the Company, the potential impact of government regulations, litigation, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks and other factors detailed herein and in the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

    The Company began operations in September 1993 and initially focused on the acquisition of producing properties. As a result of the increasing availability of economic onshore 3-D seismic surveys, the Company began to obtain 3-D seismic data and options to lease substantial acreage in 1995 and began to drill its 3-D based prospects in 1996. The Company drilled 70, 57 and 32 wells in 1997, 1998 and 1999 respectively. The Company has budgeted to drill 45 gross wells (14.1 net) in 2000; however, in order to drill the expected number of wells the Company will need to obtain additional financing and the actual number of wells drilled will vary depending upon the Company's ability to obtain this financing, success of drilling program, weather delays and other factors. If the Company drills the number of wells it has budgeted for 2000, depreciation, depletion and amortization are expected to increase and oil and gas operating expenses are expected to increase over levels incurred in 1999. The Company has typically retained the majority of its interests in shallow, normally pressured prospects and sold a portion of its interests in deeper, over-pressured prospects.

    The financial statements set forth herein are prepared on the basis of a combination of Carrizo and the entities that were a party to the Combination Transactions. Carrizo and the entities combined with it in the Combination Transactions were not required to pay federal income taxes due to their status as partnerships or Subchapter S corporations, which are not subject to federal income taxation. Instead, taxes for such periods were paid by the shareholders and partners of such entities. On May 16, 1997, Carrizo terminated its status as an S corporation and thereafter became subject to federal income taxes. In accordance with SFAS No. 109, "Accounting for Income Taxes," the Company established a deferred tax liability in the second quarter of 1997, resulting in a noncash charge to income of approximately $1.6 million.

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

RESULTS OF OPERATIONS

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

    Oil and natural gas revenues for 1999 increased 30% to $10.2 million from $7.9 million in 1998. Production volumes for natural gas in 1999 increased 22% to 3235.0 MMcf from 2,655.1 MMcf in 1998. Realized average natural gas prices decreased 3% to $2.23 per Mcf in 1999 from $2.31 per Mcf in 1998. Production volumes for oil in 1999 increased 28% to 179.3 MBbls from 140.0 MBbls in 1998. The increase in oil production was due primarily to the Jones Branch acquisition during the fourth quarter of 1998 and the completion of the Matagorda Project wells in the second half of 1999. Natural gas production increased primarily as a result of the Jones Branch acquisition, the completion of the Matagorda Project area wells and the Cedar Point Project Area well in the second half of 1999 offset by the natural decline of existing wells.

Average oil prices increased 37% to $16.80 per barrel in 1999 from $12.30 per barrel in 1998.

    The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the years ended December 31, 1998 and 1999:

                                                                  1999 PERIOD
                                                             COMPARED TO 1998 PERIOD
                                       DECEMBER 31,          INCREASE    % INCREASE
                                   1998           1999      (DECREASE)    (DECREASE)
                                ------------  ------------  -----------  -----------
Production volumes-
Oil and condensate (MBbls)             140.0         179.3         39.3       28%
Natural gas (MMcf)                   2,655.1       3,235.0        579.9       22%
Average sales prices-(1)
Oil and condensate (per Bbl)    $      12.30  $      16.80  $      4.50       37%
Natural gas (per Mcf)                   2.31          2.23        (0.08)      (3%)
Operating revenues-
Oil and condensate              $  1,721,162  $  2,975,998  $ 1,254,836       73%
Natural gas                        6,137,340     7,228,347    1,091,007       18%
                                ------------  ------------  -----------

Total                           $  7,858,502  $ 10,204,345  $ 2,345,843       30%
                                ============  ============  ===========


----------

(1) Including impact of hedging.

    Oil and natural gas operating expenses for 1999 increased 10% to $3.0 million from $2.8 million in 1998. Oil and natural gas operating expenses increased primarily as a result of the addition of new oil and gas wells drilled and completed since December 31, 1998 offset by a reduction in costs on older producing fields. Operating expenses per equivalent unit in 1999 decreased to $.70 per Mcfe from $.79 per Mcfe in 1998. The per unit cost decreased primarily as a result of the addition of new wells with high production rates during 1999 and the implementation of cost control measures in certain oil producing fields offset by decreased production of natural gas as wells naturally decline.

    Depreciation, depletion and amortization ("DD&A") expense for 1999 increased nine percent to $4.3 million from $4.0 million in 1998. This increase was primarily due to the increased amortization of deferred loan costs, increased production and additional seismic and drilling costs offset by the lower asset base resulting from the ceiling test write-down in the fourth quarter of 1998.

    Primarily as a result of quantity revisions and depressed commodity prices, the Company recorded a write-down of oil and gas properties of $20.3 million in 1998. Prior to 1998 and during 1999 the Company was not required to record any such write-downs.

    General and administrative expense for 1999 decreased 18% to $2.2 million from $2.7 million for 1998 reflecting the cost control measures implemented in the fourth quarter of 1998 and first quarter of 1999.

    Interest expense, net of amounts capitalized, for 1999 increased 305% to $35,000 from $9,000 in 1998. This increase was primarily due to higher interest expense in 1999 which was not available to be capitalized. The Company expects future interest costs to increase as a result of its issuance of $22 million principal amount of senior subordinated notes in December 1999.

    Income tax benefits changed from $2.2 million to $1.1 million based on improvements in the expected results which influence future taxable income. The Company adjusted its valuation allowance in the fourth quarter of 1999 on net operating loss carryforwards expected to be realized which resulted in a deferred income tax benefit of $1.1 million.

    Dividends and accretion of discount on preferred stock decreased to $2.4 million in 1999 from $2.9 in 1998 as a result of the redemption of preferred stock in the fourth quarter of 1999. As a result of this redemption, no future charges will be accrued.

    Net income for 1999 increased to $1.7 million from a loss of $22.2 million in 1998 as a result of the factors described above.

    The redemption of the Company's mandatorily redeemable preferred stock at a discount resulted in a credit of $21,868,413 which is included in net income available to common shareholders, net of stock dividends paid to the holders of the preferred stock of $2,417,358.

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

    The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the years ended December 31, 1997 and 1998:

                                                                  1998 PERIOD
                                                             COMPARED TO 1997 PERIOD
                                       DECEMBER 31,          INCREASE    % INCREASE
                                    1997          1998      (DECREASE)    (DECREASE)
                                ------------  ------------  -----------  -----------

Production volumes
Oil and condensate (MBbls)             112.5           140         27.5       24%
Natural gas (MMcf)                   2,749.2       2,655.1        (94.1)      (3%)
Average sales prices-(1)
Oil and condensate (per Bbl)    $      18.66  $      12.30  $     (6.36)     (34%)
Natural gas (per Mcf)                   2.41          2.31        (0.10)      (4%)
Operating revenues-
Oil and condensate              $  2,099,699  $  1,721,162  $  (378,537)     (18%)
Natural gas                        6,611,955     6,137,340     (474,615)      (7%)
                                ------------  ------------  -----------
Total                           $  8,711,654  $  7,858,502  $  (853,152)     (10%)
                                ============  ============  ===========


----------

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

    The Company will require additional sources of financing to fund drilling expenditures on properties currently owned by the Company and to fund leasehold costs and geological and geophysical cost on its activities exploration projects.

    While the Company believes that the recent financing consummated in December 1999 (see Financing Arrangements below) will provide sufficient capital to carry out the Company's 2000 exploration plans, management of the Company continues to seek financing for its capital program from a variety of sources. No assurance can be given that the Company will be able to obtain additional financing on terms that would be acceptable to the Company. The Company's inability to obtain additional financing could have a material adverse effect on the Company. Without raising additional capital, the Company anticipates that it may be required to limit or defer its planned oil and gas exploration and development program, which could adversely affect the recoverability and ultimate value of the Company's oil and gas properties.

    The Company's primary sources of liquidity have included proceeds from the initial public offering from the December 1999 sale of Subordinated Notes, Common Stock and Warrants, the 1998 sale of shares of Preferred Stock and Warrants, funds generated by operations, equity capital contributions, borrowings, primarily under revolving credit facilities and the Palace Agreement.

    Cash flows provided by operations (after changes in working capital) were $3.1 million, $2.4 million and $2.2 million for 1997, 1998 and 1999, respectively. The decrease in cash flows provided by operations in 1998 as compared to 1997 was due primarily to decreases in commodity prices. The decrease in cash flows provided by operations in 1999 as compared to 1998 was due primarily to the decrease in current liabilities offset by increases in commodity prices.

    The Company has budgeted capital expenditures in 2000 of approximately $13.9 million of which $2.3 is expected to be used to fund 3-D seismic surveys and land acquisitions and $11.6 million of which is expected to be used for drilling activities in the Company's project areas. The Company has budgeted to drill approximately 45 gross wells (14.1 net) in 2000. The actual number of wells drilled and capital expended is dependent upon available financing, cash flow, drilling rigs and other factors.

    The Company has continued to reinvest a substantial portion of its cash flows into increasing its 3-D prospect portfolio, improving its 3-D seismic interpretation technology and funding its drilling program. Oil and gas capital expenditures were $32.2 million, $36.6 and $10.3 million for 1997, 1998 and 1999, respectively. The Company's drilling efforts resulted in the successful completion of 46 gross wells (17.5 net) in 1997, 31 gross wells (10.3 net) in 1998 and 18 gross wells (3.2 net) in 1999.

FINANCING ARRANGEMENTS

    In connection with the Offering, Carrizo entered into an amended revolving credit facility with Compass Bank (the "Company Credit Facility") to provide for a maximum loan amount of $25 million, subject to borrowing base limitations. The principal outstanding is due and payable in January 2002, with interest due monthly. The Company Credit Facility was amended in March 1999 to provide for a maximum loan amount under such facility of $10 million. The interest rate on all revolving credit loans is calculated, at the Company's option, at a floating rate based on the Compass index rate or LIBOR plus 2 percent. The Company's obligations are secured by substantially all of its oil and gas properties and cash or cash equivalents included in the borrowing base. Certain members of the Board of Directors have provided collateral, primarily in the form of marketable securities, to secure the revolving credit loans. As of March 1, 2000, the aggregate amount of this collateral was approximately $5.5 million.

    Under the Company Credit Facility, Compass, in its sole discretion, will make semiannual borrowing base determinations based upon the proved oil and natural gas properties of the Company. Compass may also redetermine the borrowing base and the monthly borrowing base reduction at any time at its discretion. The Company may also request borrowing base redeterminations in additions to the required semiannual reviews at the Company's cost.

    In December 1997, the Company Credit Facility was amended to provide for a term loan of $3 million, bearing interest at the Index Rate. The amount outstanding under the $3 million term loan as of December 31, 1998 was $3 million, which was repaid in January 1999.

    In September, 1998, the Company Credit Facility was further amended to provide for an additional $7 million term loan bearing interest at the Index Rate, of which $7 million was borrowed in the fourth quarter of 1998. In March 1999, the Company Credit Facility was further amended to increase the $7 million term loan by $2 million. In December 1999, $2 million principal amount of the term loan was repaid with proceeds from the sale from the Subordinated Notes, Common Stock and Warrants.

    Certain members of the Board of Directors have guaranteed the term loan. As currently amended pursuant to an amendment dated December 1999, interest on the term loan is payable monthly, bearing interest at the Index Rate. Unless preceded by the Term Loan Maturity Date (as defined below), principal payments on the term loan are not due until June 1, 2000, whereupon the term loan is repayable in consecutive monthly installments in the amount $290,000 each, beginning July 1, 2000 through December 1, 2000, and thereafter in the amount of $440,000, beginning January 1, 2001 until the Term Loan Maturity Date, when the entire principal balance, plus interest, is payable. Term Loan Maturity Date means the earlier of: (1) the date of closing of the issuance of additional equity of the Company, if the net proceeds of such issuance are sufficient to repay in full the term loan; (2) the date of closing of the issuance of convertible subordinated debt of the Company, if the proceeds of such issuance are sufficient to repay in full the term loan; (3) the date of repayment of the revolving credit loans and the termination of the revolving commitment; and (4) July 1, 2001.

    The Company is subject to certain covenants under the terms of the Company Credit Facility, including but not limited to (a) maintenance of specified tangible net worth, (b) a ratio of quarterly EBITDA (earnings before interest, taxes, depreciation and amortization) to quarterly debt service of not less than
1.25 to 1.00, and (c) a specified minimum amount of working capital. The Company Credit Facility also places restrictions on, among other things, (a) incurring additional indebtedness, guaranties, loans and liens, (b) changing the nature of business or business structure, (c) selling assets and (d) paying dividends.

    Proceeds of the revolving credit loans have been used to provide funding for exploration and development activity. At December 31, 1998, and 1999, outstanding revolving credit loans totaled $5,056,000 and $5,876,000, respectively, with an additional $1,020,000 and $1,208,392, respectively, available for future borrowings. The outstanding amount of the term loan was $7,000,000 at December 31, 1998 and 1999. The Company Credit Facility also provides for the issuance of letters of credit, one of which has been issued for $224,000 at December 31, 1998 and 1999. The weighted average interest rates for 1998 and 1999 on the Company Credit Facility were 8 and 9 percent, respectively.

    In November 1999, Messrs. Hamilton, Webster and Loyd provided a bridge loan in the amount of $2,000,000, to the Company, secured by certain oil and natural gas properties. This bridge loan bore interest at 14% per annum. Also in consideration for the bridge loan, the Company assigned to Messrs. Hamilton, Webster and Loyd an aggregate 1.0% overriding royalty interest ("ORRI") in the Huebner #1 and Fondren Letulle #1 wells (combined with the prior assignment, a 2% overriding royalty interest), a .8794% ORRI in Neblett #1 (N.La.Copita), a 1.0466% ORRI in STS 104-5#1, a 1.544% ORRI in USX Hematite #1, a 2.0% ORRI in Huebner #2 and a 2.0% ORRI in Buckhart #1. On December 15, 1999 the bridge loan was repaid in its entirety with proceeds from the sale of Common Stock, Subordinated Notes and Warrants. Such overriding royalty interests are limited to the well bore and proportionately reduced to the Company's working interest in the well.

    In December 1999, the Company consummated the sale of $22 million principal amount of 9% Senior Subordinated Notes due 2007 (the "Subordinated Notes") to an investor group led by CB Capital Investors, L.P. which included certain members of the Board of Directors. The Subordinated Notes were sold at a discount of $688,761 which is being amortized over the life of the notes. Interest is payable quarterly beginning March 31, 2000. The Company may elect, for a period of five years, to increase the amount of the Subordinated Notes for up to 60% of the interest which would otherwise be payable in cash. Concurrent with the sale of the notes, the Company consummated the sale of 3,636,364 shares of Common Stock at a price of $2.20 per share and Warrants to purchase up to 2,760,189 shares of the Company's Common Stock at an exercise price of $2.20 per share. For accounting purposes, the Warrants are valued at $0.25 per Warrant. The sale was made to an investor group led by CB Capital Investors, L.P. which included certain members of the Board of Directors. The Warrants have an exercise price of $2.20 per share and expire in December 2007.

    The Company is subject to certain covenants under the terms under the related Securities Purchase Agreement, including but not limited to, (a) maintenance of a specified Tangible Net Worth, (b) maintenance of a ratio of EBITDA (earnings before interest, taxes depreciation and amortization) to quarterly Debt Service (as defined in the agreement) of not less than 1.00 to 1.00, and (c) limit its capital expenditures to a specified amount for the year ended December 31, 2000, and thereafter to an amount equal to the Company's EBITDA for the immediately prior fiscal year as well as limits on the Company's ability to (i) incur indebtedness, (ii) incur or allow liens, (iii) engage in mergers, consolidations, sales of assets and acquisitions, (iv) declare dividends and effect certain distributions (including restrictions on distributions upon the Common Stock), (v) engage in transactions with affiliates, (vi) make certain repayments and prepayments, including any prepayment of the Company's term loan, any subordinated debt, indebtedness that is guaranteed or credit-enhanced by any affiliate of the Company, and prepayments that effect certain permanent reductions in revolving credit facilities.

    Of the approximately $29,000,000 net proceeds of this financing, $12,060,000 was used to fund the Enron Repurchase described below and related expenses, $2,025,000 was used to repay the bridge loan extended to the Company by its outside directors, $2 million was used to repay a portion of the Compass Term Loan, $1 million was used to repay a portion of the Compass Borrowing Base Facility, and the Company expects the remaining proceeds to be used to fund the Company's ongoing exploration and development program and general corporate purposes.

    In January 1998, the Company consummated the sale of 300,000 shares of Preferred Stock and Warrants to purchase 1,000,000 shares of Common Stock to affiliates of Enron Corp. The net proceeds received by the Company from this transaction were approximately $28.8 million and were used primarily for oil and natural gas exploration and development activities in Texas and Louisiana and to repay related indebtedness. The Preferred Stock provided for annual cumulative dividends of $9.00 per share, payable quarterly in cash or, at the option of the Company until January 15, 2002, in additional shares of Preferred Stock. Dividend payments for the 12 months ended December 31, 1999 were made by the issuance of an additional 22,508.23 shares of Preferred Stock.

    In December 1999, the Company consummated the repurchase of all the outstanding shares of Preferred Stock and 750,000 Warrants for $12 million. At the same time, the Company reduced the exercise price of the remaining 250,000 Warrants from $11.50 per share to $4.00 per share.

ABILITY TO MANAGE GROWTH AND ACHIEVE BUSINESS STRATEGY

    The Company's growth has placed, and is expected to continue to place, a significant strain on the Company's financial, technical, operational and administrative resources. The Company has relied in the past and expects to continue to rely on project partners and independent contractors that have provided the Company with seismic survey planning and management, project and prospect generation, land acquisition, drilling and other services. At December 31, 1999, the Company had 26 full-time employees. There will be additional demands on the Company's financial, technical, operational and administrative resources and continued reliance by the Company on project partners and independent contractors, and these strains on resources, additional demands and continued reliance may negatively affect the Company. The Company's ability to grow will depend upon a number of factors, including its ability to obtain leases or options on properties for 3-D seismic surveys, its ability to acquire additional 3-D seismic data, its ability to identify and acquire new exploratory sites, its ability to develop existing sites, its ability to continue to retain and attract skilled personnel, its ability to maintain or enter into new relationships with project partners and independent contractors, the results of its drilling program, hydrocarbon prices, access to capital and other factors. Although the Company intends to continue to upgrade its technical, operational and administrative resources and to increase its ability to provide internally certain of the services previously provided by outside sources, there can be no assurance that it will be successful in doing so or that it will be able to continue to maintain or enter into new relationships with project partners and independent contractors. The failure of the Company to continue to upgrade its technical, operational and administrative resources or the occurrence of unexpected expansion difficulties, including difficulties in recruiting and retaining sufficient numbers of qualified personnel to enable the Company to expand its seismic data acquisition and drilling program, or the reduced availability of project partners and independent contractors that have historically provided the Company seismic survey planning and management, project and prospect generation, land acquisition, drilling and other services, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company has only limited experience operating and managing field operations, and there can be no assurances that the Company will be successful in doing so. Any increase in the Company's activities as an operator will increase its exposure to operating hazards. See "Business and Properties -- Operating Hazards and Insurance." The Company's lack of capital will also constrain its ability to grow and achieve its business strategy. There can be no assurance that the Company will be successful in achieving growth or any other aspect of its business strategy.

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

SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging activities - Deferral of the Effective Date of SFAS No. 133" is effective for fiscal years beginning after June 15, 2000. A Company may also implement the Statement as of the beginning of any fiscal quarter after issuance. Statement No. 133 cannot be applied retroactively. Statement No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 and, at the company's election, before January 1, 1999. The Company routinely enters into financial instrument contracts to hedge price risks associated with the sale of crude oil and natural gas. Statement No. 133 amends, modifies and supercedes significantly all of the authoritative literature governing the accounting for and disclosure of derivative financial instruments and hedging activities. As a result, adoption of Statement No. 133 will impact the accounting for and disclosure of the Company's operations. The Company intends to adopt the provisions of such statement in accordance with the requirements provided by the statement. Management is currently assessing the financial statement impact; however, such impact is not ascertainable at this time.

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

    The Company periodically reviews the carrying value of its oil and natural gas properties under the full cost accounting rules of the Commission. Under these rules, capitalized costs of proved oil and natural gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%. Application of this ceiling test generally requires pricing future revenue at the unescalated prices in effect as of the end of each fiscal quarter and requires a write-down for accounting purposes if the ceiling is exceeded, even if prices were depressed for only a short period of time. The Company may be required to write down the carrying value of its oil and natural gas properties when oil and natural gas prices are depressed or unusually volatile. On December 31, 1998, the Company recorded a full cost ceiling test write down of its oil and natural gas properties of $20.3 million because its carrying cost of proved reserves was in excess of the present value of estimated future net revenues from those reserves. If additional write-downs are required, they would result in additional charges to earnings, but would not impact cash flow from operating activities. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date.

    In order to reduce its exposure to short-term fluctuations in the price of oil and natural gas, the Company periodically enters into hedging arrangements. The Company's hedging arrangements apply to only a portion of its production and provide only partial price protection against declines in oil and natural gas prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas or a sudden, unexpected event materially impacts oil or natural gas prices. In addition, the Company's hedging arrangements limit the benefit to the Company of increases in the price of oil and natural gas. Total natural gas purchased and sold under swap arrangements during the years ended December 31, 1997, 1998 and 1999 were 0 Bbls, 0 Bbls and 45,200 Bbls, respectively, and 210,000 MMBTU, 1,760,000 MMBTU and 2,050,000 MMBTU, respectively. Income and (losses) realized by the Company under such swap arrangements were $48,000, $167,000 and $(412,000) for the years ended December 31, 1997, 1998 and 1999, respectively. The Company had outstanding no hedge positions as of December 31, 1998. At December 31, 1999, the Company had 300,000 MMBtu and 30,250 Bbls of outstanding hedge positions (at an average price of $2.23 per MMBtu and $25.60 per Bbl for January through June 2000.) See "Business and Properties -- Marketing."

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

    COMMODITY RISK. The Company's major market risk exposure is the commodity pricing applicable to its oil and natural gas production. Realized commodity prices received for such production are primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas. The effects of such pricing volatility have been discussed above, and such volatility is expected to continue. A 10% fluctuation in the price received for oil and gas production would have an approximate $1.0 million impact on the Company's annual revenues and operating income.

    To mitigate some of this risk, the Company engages periodically in certain limited hedging activities but only to the extent of buying protection price floors. Costs and any benefits derived from these price floors are accordingly recorded as a reduction or increase, as applicable, in oil and gas sales revenue and were not significant for any year presented. The costs to purchase put options are amortized over the option period. The Company does not hold or issue derivative instruments for trading purposes. Income and (losses) realized by the Company related to these instruments were $48,000, and $167,000 and $(412,000) or $4.38, and $10.54 and $(5.64) per MMBtu for the years ended December 31, 1997, 1998 and 1999, respectively.

    INTEREST RATE RISK. The Company's exposure to changes in interest rates results from its floating rate debt. In regards to its Revolving Credit Facility, the result of a 10% fluctuation in short-term interest rates would impact 2000 cash flow by approximately $120,000.

    FINANCIAL INSTRUMENTS & DEBT MATURITIES. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank borrowings and subordinated notes payable. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair values of the bank and vendor borrowings approximate the carrying amounts as of December 31, 1999 and 1998, and were determined based upon interest rates currently available to the Company for borrowings with similar terms. Maturities of the debt are $3,542,742 in 2000, $6,388,953 in 2001, $5,576,000 in 2002 and
the balance in 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The response to this item is included elsewhere in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item is incorporated by reference to information under the caption "Proposal 1-Election of Directors" and to the information under the caption "Section 16(a) Reporting Delinquencies" in the Company's definitive Proxy Statement (the "2000 Proxy Statement") for its 2000 annual meeting of shareholders. The 2000 Proxy Statement will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days subsequent to December 31, 1999.

    Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

    The information required by this item is incorporated herein by reference to the 2000 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated herein by reference to the 2000 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

    The information required by this item is incorporated herein by reference to the 2000 Proxy Statement which will be filed with the Commission not later than 120 days subsequent to December 31, 1999.

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

(a)(3) EXHIBITS

    +2.1  -- Combination Agreement by and among the Company, Carrizo Production,
             Inc., Encinitas Partners Ltd., La Rosa Partners Ltd., Carrizo Partners Ltd., Paul B. Loyd, Jr., Steven A. Webster, S.P. Johnson IV, Douglas A.P. Hamilton and Frank A. Wojtek dated as of June 6, 1998 (Incorporated herein by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1 (Registration No. 333-29187)).

    +3.1  -- Amended and Restated Articles of Incorporation of the Company
             (Incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

    +3.2  -- Statement of Resolution Establishing Series of Shares designated 9%
             Series A Preferred Stock (Incorporated herein by reference to
             Exhibit 3.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

    +3.3  -- Amended and Restated Bylaws of the Company, as amended by Amendment
             No. 1 (Incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form 8-A (Registration No. 000-22915) and Amendment No. 2 (Incorporated by reference to
             Exhibit 3.2 to the Company's Current Report on Form 8-K dated December 15, 1999).

    +4.1  -- First Amended, Restated, and Combined Loan Agreement between the
             Company and Compass Bank dated August 28, 1998 (Incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

    +4.2  -- First Amendment to First Amended, Restated, and Combined Loan
             Agreement between the Company and Compass Bank dated December 23, 1998 (Incorporated herein by reference to Exhibit 4.2 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

    +4.3  -- Second Amendment to First Amended, Restated, and Combined Loan
             Agreement between the Company and Compass Bank dated December 30, 1998 (Incorporated herein by reference to Exhibit 4.3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998). The Company is a party to several debt instruments under which the total amount of securities authorized does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis. Pursuant to paragraph 4(iii)(A) of Item 601(b) of Regulation S-K, the Company agrees to furnish a copy of such instruments to the Commission upon request.

    +4.4  -- Fourth Amendment to First Amended, Restated, and Combined Loan
             Agreement by and between Carrizo Oil & Gas, Inc. and Compass Bank (Incorporated herein by reference to Exhibit 4.5 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30,
             1999).

    +4.5  -- Limited Guaranty by Douglas A. P. Hamilton for the benefit of
             Compass Bank (Incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

    +4.6  -- Notice of Final Agreement with respect to a term loan from Compass
             Bank (Incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

    +4.7  -- Limited Guaranty by Paul B. Loyd, Jr. for the benefit of Compass
             Bank (Incorporated herein by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

    +4.8  -- Limited Guaranty by Steven A. Webster for the benefit of Compass
             Bank (Incorporated herein by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999).

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

   +10.6 -- Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

   +10.7 -- S Corporation Tax Allocation, Payment and Indemnification Agreement among the Company and Messrs. Loyd, Webster, Johnson, Hamilton and Wojtek (Incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No. 333-29187)).

   +10.8 -- S Corporation Tax Allocation, Payment and Indemnification Agreement among Carrizo Production, Inc. and Messrs. Loyd, Webster, Johnson, Hamilton and Wojtek (Incorporated herein by reference to Exhibit
             10.9 to the Company's Registration Statement on Form S-1 (Registration No. 333-29187)).

    +10.9 -- Form of Amendment to Executive Officer Employment Agreement.
             (Incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated January 8, 1999).

   +10.10 -- Amended Enron Warrant Certificates (Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 15, 1999).

   +10.11 -- Securities Purchase Agreement dated December 15, 1999 among the
             Company, CB Capital Investors, L.P., Mellon Ventures, L.P., Paul B. Loyd, Jr., Douglas A.P. Hamilton and Steven A. Webster (Incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated December 15, 1999).

   +10.12 -- Shareholders Agreement dated December 15, 1999 among the Company,
             CB Capital Investors, L.P., Mellon Ventures, L.P., Paul B. Loyd, Jr., Douglas A.P. Hamilton, Steven A. Webster, S.P. Johnson IV, Frank A. Wojtek and DAPHAM Partnership, L.P. (Incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated December 15, 1999).

   +10.13 -- Warrant Agreement dated December 15, 1999 among the Company, CB
             Capital Investors, L.P., Mellon Ventures, L.P., Paul B. Loyd, Jr., Douglas A.P. Hamilton and Steven A. Webster (Incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated December 15, 1999).

   +10.14 -- Registration Rights Agreement dated December 15, 1999 among the
             Company, CB Capital Investors, L.P. and Mellon Ventures, L.P. (Incorporated herein by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K dated December 15, 1999).

   +10.15 -- Amended and Restated Registration Rights Agreement dated December
             15, 1999 among the Company, Paul B. Loyd, Jr., Douglas A.P. Hamilton, Steven A. Webster, S.P. Johnson IV, Frank A. Wojtek and DAPHAM Partnership, L.P. (Incorporated herein by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated December 15, 1999).

   +10.16 -- Compliance Sideletter dated December 15, 1999 among the Company,
             CB Capital Investors, L.P. and Mellon Ventures, L.P. (Incorporated herein by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K dated December 15, 1999).

   +10.17 -- Form of Amendment to Executive Officer Employment Agreement
             (Incorporated herein by reference to Exhibit 99.7 to the Company's Current Report on Form 8-K dated December 15, 1999).

   +10.18 -- Form of Amendment to Director Indemnification Agreement
             (Incorporated herein by reference to Exhibit 99.8 to the Company's Current Report on Form 8-K dated December 15, 1999).

     21.1 -- Subsidiaries of the Company.

     23.1 -- Consent of Arthur Andersen LLP.

     23.2 -- Consent of Ryder Scott Company Petroleum Engineers.

     23.3 -- Consent of Fairchild, Ancell & Wells, Inc.

     27.1 -- Financial Data Schedule.

     99.1 -- Summary of Reserve Report of Ryder Scott Company Petroleum Engineers as of December 31, 1999.

     99.2 -- Summary of Reserve Report of Fairchild, Ancell & Wells, Inc. as of December 31, 1999.

----------

+ Incorporated by reference as indicated.

REPORTS ON FORM 8-K

     On December 3, 1999, the Company filed a Current Report on Form 8-K to report under Item 5 thereof that it had signed agreements relating to certain of the transactions later describe in the December 22, 1999 Form 8-K.

    On December 22, 1999, the Company filed a Current Report on Form 8-K to report under Item 5 thereof of the following transactions:

    (a) the sale of $22,000.00 face value 9% Senior Subordinated Notes due 2007.

    (b) the sale of 3,634,364 shares of the Company's Common Stock for $2.20 per share.

    (c) the sale of Warrants to purchase up to 2,760,189 shares of the Company's Common Stock at $2.20 per share.

    (d) the repurchase of all the Company's outstanding Preferred Stock, the repurchase of 750,000 of the Company's outstanding Warrants and the reduction of the exercise price of the remaining 250,000 Warrants from $11.50 to $4.00 per share.

    (e) the Company's execution of a securities purchase agreement, a Shareholders' Agreement, new and amended registration rights agreements, a compliance sideletter, amendments to employment agreements, bylaws and certain other agreements.

    (f) the execution of the Ninth Amendment to the First Amended Restated and Combined Loan Agreement dated August 28, 1997, between the Company and Compass Bank.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            CARRIZO OIL & GAS, INC.

                            By:    /s/ FRANK A. WOJTEK
                               -------------------------------------
                                       Frank A. Wojtek
                            Chief Financial Officer, Vice President,
                                     Secretary and Treasurer

Date: March 30, 2000.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                NAME                              CAPACITY                     DATE
        --------------------------      --------------------------        --------------
        /s/ S. P. JOHNSON IV            President, Chief Executive        March 30, 2000
        --------------------            Officer and Director (Principal
        S. P. Johnson IV                Executive Officer)


        /s/ FRANK A. WOJTEK             Chief Financial Officer, Vice     March 30, 2000
        -------------------             President, Secretary, Treasurer
        Frank A. Wojtek                 and Director (Principal
                                        Financial Officer and Principal
                                        Accounting Officer)


        /s/ STEVEN A. WEBSTER           Chairman of the Board             March 30, 2000
        ---------------------
        Steven A. Webster

        /s/ DOUGLAS A. P. HAMILTON      Director                          March 30, 2000
        --------------------------
        Douglas A. P. Hamilton

        /s/ PAUL B. LOYD, JR.           Director                          March 30, 2000
        ---------------------
        Paul B. Loyd, Jr.

        /s/ CHRISTOPHER C. BEHRENS      Director                          March 30, 2000
        --------------------------
        Christopher C. Behrens

        /s/ ARNOLD L. CHAVKIN           Director                          March 30, 2000
        --------------------------
        Arnold L. Chavkin

                             CARRIZO OIL & GAS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                                               PAGE
                                                                                               ----
      Carrizo Oil & Gas, Inc. --
        Report of Independent Public Accountants..........................................      F-2
        Balance Sheets, December 31, 1998 and 1999........................................      F-3
        Statements of Operations for the Years Ended December 31, 1997, 1998 and
            1999..........................................................................      F-4
        Statements of Shareholders' Equity for the Years Ended December 31, 1997, 1998
            and 1999.......................................................................     F-5
        Statements of Cash Flows for the Years Ended December 31, 1997, 1998 and 1999......     F-6
        Notes to Financial Statements......................................................     F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders and
Board of Directors of
Carrizo Oil & Gas, Inc.:

    We have audited the accompanying balance sheets of Carrizo Oil & Gas, Inc. (a Texas corporation) as of December 31, 1998 and 1999, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1998 and 1999, and the results of its operations and cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

    As explained in Note 9 to the financial statements, effective January 1, 1999, the Company changed its method of accounting for start up costs.


                                                  ARTHUR ANDERSEN LLP



Houston, Texas
March 17, 2000

                             CARRIZO OIL & GAS, INC.

                                 BALANCE SHEETS


                            ASSETS
                                                                                               As of December 31,
                                                                                         ----------------------------
                                                                                              1998            1999
                                                                                         ------------    ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                              $  1,187,656    $ 11,345,618
  Accounts receivable, net of allowance
     for doubtful accounts of $480,000 at December 31, 1999                                 4,227,365       4,424,283
  Advances to operators                                                                     1,192,079       1,266,770
  Other current assets                                                                        117,614         487,398
                                                                                         ------------    ------------

        Total current assets                                                                6,724,714      17,524,069

PROPERTY AND EQUIPMENT, net (full-cost method of
  accounting for oil and gas properties) (Note 3)                                          57,878,191      64,336,738
DEFERRED INCOME TAXES                                                                              --         820,252
OTHER ASSETS                                                                                  385,127         985,315
                                                                                         ------------    ------------
                                                                                         $ 64,988,032    $ 83,666,374
                                                                                         ============    ============

                         LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade                                                                $  7,886,536    $  4,095,567
  Accrued liabilities                                                                       2,004,536         481,239
  Advances for joint operations                                                               387,420       1,066,203
  Current maturities of long-term debt                                                        930,000       3,542,742
                                                                                         ------------    ------------

          Total current liabilities                                                        11,208,492       9,185,751

LONG-TERM DEBT                                                                             11,126,000      33,627,265
COMMITMENTS AND CONTINGENCIES (Note 6)
MANDATORILY REDEEMABLE PREFERRED STOCK (10,000,000
   shares authorized with 320,110.53 shares issued and outstanding at December 31, 1998)(Note 8)
          Issued and outstanding                                                           30,730,695              --
          Dividends payable                                                                   720,360              --

SHAREHOLDERS' EQUITY:
  Warrants (1,000,000 and 3,010,189 outstanding at December 31, 1998 and
     1999, respectively)                                                                      300,000         765,047
  Common stock (40,000,000 shares authorized with 10,375,000 and 14,011,364
     issued and outstanding at December 31, 1998 and 1999, respectively) (Note 8)             103,750         140,114
  Additional paid in capital                                                               32,845,727      62,608,343
  Accumulated deficit                                                                     (21,907,082)    (22,660,146)
  Deferred compensation                                                                      (139,910)             --
                                                                                         ------------    ------------
                                                                                           11,202,485      40,853,358
                                                                                         ------------    ------------
                                                                                         $ 64,988,032    $ 83,666,374
                                                                                         ============    ============



   The accompanying notes are an integral part of these financial statements.

                             CARRIZO OIL & GAS, INC.

                            STATEMENTS OF OPERATIONS


                                                                 For the Year Ended December 31,
                                                         --------------------------------------------
                                                            1997            1998            1999
                                                         ------------    ------------    ------------
OIL AND NATURAL GAS REVENUES                             $  8,711,654    $  7,858,502    $ 10,204,345

COSTS AND EXPENSES:
  Oil and natural gas operating expenses (exclusive of
     depreciation shown separately below)                   2,334,009       2,769,595       3,035,610
  Depreciation, depletion and amortization                  2,358,256       3,951,548       4,301,268
  Write-down of oil and gas properties                             --      20,305,448              --
  General and administrative                                1,590,358       2,667,234       2,195,364
                                                         ------------    ------------    ------------
          Total costs and expenses                          6,282,623      29,693,825       9,532,242
                                                         ------------    ------------    ------------

OPERATING INCOME (LOSS)                                     2,429,031     (21,835,323)        672,103

OTHER INCOME AND EXPENSES:
  Interest income                                              53,417         293,736          47,494
  Interest expense                                           (713,999)       (300,083)     (1,549,205)
  Interest expense, related parties                          (137,067)             --         (33,454)
  Capitalized interest                                        699,625         291,496       1,547,879
                                                         ------------    ------------    ------------

INCOME (LOSS) BEFORE INCOME TAXES                           2,331,007     (21,550,174)        684,817
INCOME TAXES (Note 5)                                       2,300,267      (2,218,027)     (1,057,208)
                                                         ------------    ------------    ------------

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                               30,740     (19,332,147)      1,742,025
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                --              --         (77,731)
  NET OF INCOME TAXES                                    ------------    ------------    ------------

NET INCOME (LOSS)                                        $     30,740    $(19,332,147)   $  1,664,294
                                                         ============    ============    ============

DISCOUNT ON REDEMPTION OF PREFERRED STOCK
   (Note 8)                                                        --              --      21,868,413
DIVIDENDS AND ACCRETION ON PREFERRED STOCK                         --      (2,940,625)     (2,417,358)
                                                         ------------    ------------    ------------
NET INCOME (LOSS) AVAILABLE TO
   COMMON SHAREHOLDERS                                   $     30,740    $(22,272,772)   $ 21,115,349
                                                         ============    ============    ============

BASIC AND DILUTED EARNINGS (LOSS)
   PER COMMON SHARE BEFORE CUMULATIVE
   EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE (Note 2)                         $         --    $      (2.15)   $       2.01
                                                         ============    ============    ============
CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE
   NET OF INCOME TAXES                                   $         --    $         --    $      (0.01)
                                                         ============    ============    ============
BASIC AND DILUTED EARNINGS (LOSS)
   PER COMMON SHARE (Note 2)                             $         --    $      (2.15)   $       2.00
                                                         ============    ============    ============
BASIC WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING (Note 2)                              8,638,699      10,375,000      10,544,365
                                                         ============    ============    ============
DILUTED WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING (Note 2)                              8,809,572      10,375,000      10,546,251
                                                         ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

                             CARRIZO OIL & GAS, INC.

               STATEMENTS OF SHAREHOLDERS' EQUITY (NOTES 1 AND 2)


                                   WARRANTS               COMMON STOCK
                           -----------------------  ----------------------- ADDITIONAL     RETAINED
                                                                              PAID IN      EARNINGS      DEFERRED     SHAREHOLDERS'
                             NUMBER       AMOUNT       SHARES      AMOUNT     CAPITAL      (DEFICIT)   COMPENSATION       EQUITY
                           ----------  -----------  ----------- ----------- -----------  ------------  -------------  -------------
BALANCE, January 1,
   1997                            --  $        --    7,500,000 $    75,000 $ 4,186,000  $    334,950  $          --   $  4,595,950
   Net income                      --           --           --          --          --        30,740             --         30,740
   Distributions                   --           --           --          --     (90,000)           --             --        (90,000)
   Common stock issued             --           --    2,875,000      28,750  28,050,049            --             --     28,078,799
   Deferred compensations
     related to certain
     stock options                 --           --           --          --     699,678            --       (699,678)            --
   Amortization of
     deferred compensation         --           --           --          --          --            --        279,872        279,872
                           ----------  -----------  ----------- ----------- -----------  ------------  -------------   ------------
BALANCE, December 31,
   1997                            --  $        --   10,375,000 $   103,750 $32,845,727  $    365,690  $    (419,806)  $ 32,895,361
   Net loss                        --           --           --          --          --   (19,332,147)            --    (19,332,147)
   Warrants issued          1,000,000      300,000           --          --          --            --             --        300,000
   Dividends and accretion
      on preferred shares          --           --           --          --          --    (2,940,625)            --     (2,940,625)
   Amortization of
     deferred compensation         --           --           --          --          --            --        279,896        279,896
                           ----------  -----------  ----------- ----------- -----------  ------------  -------------   ------------
BALANCE, December 31,
   1998                     1,000,000  $   300,000   10,375,000 $   103,750 $32,845,727  $(21,907,082) $    (139,910)  $ 11,202,485

Net income                         --           --           --          --          --     1,664,294             --      1,664,294
Warrants issued             2,760,189      690,047           --          --          --            --             --        690,047
Warrants cancelled           (750,000)    (225,000)          --          --     225,000            --             --             --
Common stock issued                --           --    3,636,364      36,364   7,669,203            --             --      7,705,567
Redemption of preferred
   stock                           --           --           --          --  21,868,413            --             --     21,868,413
Dividends and accretion on
   preferred stock                                                                         (2,417,358)                   (2,417,358)
Amortization of deferred
   compensation                    --           --           --          --          --            --        139,910        139,910
                           ----------  -----------  ----------- ----------- -----------  ------------  -------------   ------------
BALANCE, December 31,
   1999                     3,010,189  $   765,047   14,011,364 $   140,114 $62,608,343  $(22,660,146) $          --   $ 40,853,358
                           ==========  ===========  =========== =========== ===========  ============  =============   ============


   The accompanying notes are an integral part of these financial statements.

                             CARRIZO OIL & GAS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                        YEAR ENDED DECEMBER 31,
                                                           --------------------------------------------
                                                               1997            1998            1999
                                                           ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (loss)                                       $     30,740    $(19,332,147)   $  1,664,294
   Adjustment to reconcile net income (loss) to net
     cash provided by operating activities -
     Depreciation, depletion and amortization                 2,358,256       3,951,548       4,301,268
     Discount accretion                                              --              --           3,537
     Interest payable in kind                                        --              --          48,822
     Cumulative effect of change in accounting principle             --              --          77,731
    Write-down of oil and gas properties                             --      20,305,448              --
    Deferred income taxes                                     2,300,267      (2,300,267)     (1,085,216)
   Changes in assets and liabilities -
     Accounts receivable                                     (1,819,598)       (591,861)       (196,918)
     Other current assets                                       (93,161)         (8,981)       (369,784)
     Other assets                                                    --        (249,175)       (746,556)
     Accounts payable                                           475,268         416,447          26,580
     Accrued liabilities                                       (183,845)        195,788      (1,523,298)
                                                           ------------    ------------    ------------
          Net cash provided by operating
            activities                                        3,067,927       2,386,800       2,200,460
                                                           ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures - accrual basis                     (32,234,351)    (36,569,773)    (10,286,305)
   Adjustment to cash basis                                   5,911,784      (1,233,970)     (3,817,547)
   Advances to operators                                     (1,817,990)        625,911         (74,691)
   Advances for joint operations                                     --         387,420         678,783
                                                           ------------    ------------    ------------
          Net cash used in investing activities             (28,140,557)    (36,790,412)    (13,499,760)
                                                           ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of common stock                    28,078,799              --       7,705,567
   Net proceeds from sale of preferred stock
     and warrants                                                    --      28,810,431         690,047
   Net proceeds from debt issuance                           18,544,454      12,056,000      31,235,257
   Debt repayments                                          (20,408,934)     (7,950,000)     (8,173,609)
   Proceeds from related party notes                            130,545              --       2,000,000
   Redemption of preferred stock                                     --              --     (12,000,000)
   Capital distributions                                        (90,000)             --              --
                                                           ------------    ------------    ------------
          Net cash provided by financing activities          26,254,864      32,916,431      21,457,262
                                                           ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                           1,182,234      (1,487,181)     10,157,962
CASH AND CASH EQUIVALENTS, beginning of year                  1,492,603       2,674,837       1,187,656
                                                           ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of year                     $  2,674,837    $  1,187,656    $ 11,345,618
                                                           ============    ============    ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest (net of amounts capitalized)     $    151,441    $      8,587    $     31,243
                                                           ============    ============    ============


   The accompanying notes are an integral part of these financial statements.

CARRIZO OIL & GAS, INC

NOTES TO FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS, COMBINATION AND OFFERING

NATURE OF OPERATIONS

    Carrizo Oil & Gas, Inc. (Carrizo, a Texas corporation; together with its affiliates and predecessors, the Company) is an independent energy company engaged in the exploration, development, exploitation and production of oil and natural gas. Its operations are focused on Texas and Louisiana Gulf Coast trends, primarily the Frio, Wilcox and Vicksburg trends. The Company has acquired or is in the process of acquiring 1,841 square miles of 3-D seismic data. Additionally, the Company has assembled approximately 195,464 gross acres under lease or option.

The exploration for oil and gas is a business with a significant amount of inherent risk requiring large amounts of capital. The Company intends to finance the exploration and development of its significant 3-D seismic data and its acreage under lease or option through cash from operations, existing credit facilities or arrangements with other industry participants. Should the sources of capital currently available to the Company not be sufficient to explore and develop its prospects and meet current and near-term obligations, the Company may be required to seek additional sources of financing which may not be available on terms acceptable to the Company. This lack of additional financing could force the Company to curtail its planned drilling program.

THE COMBINATION

    Carrizo was formed in 1993 and is the surviving entity after a series of combination transactions (the Combination) consummated on August 11, 1997. The Combination included the following transactions: (a) Carrizo Production, Inc. (a Texas corporation and an affiliated entity with ownership identical to Carrizo) was merged into Carrizo and the outstanding shares of capital stock of Carrizo Production, Inc. were exchanged for an aggregate of 343,000 shares of common stock of Carrizo (the Common Stock); (b) Carrizo acquired Encinitas Partners Ltd. (a Texas limited partnership of which Carrizo Production, Inc. served as the general partner) as follows: Carrizo acquired from the shareholders who serve as directors of Carrizo (the Founders) their limited partner interests in Encinitas Partners Ltd. for an aggregate consideration of 468,533 shares of Common Stock and, on the same date, Encinitas Partners Ltd. was merged into Carrizo and the outstanding limited partner interests in Encinitas Partners Ltd. were exchanged for an aggregate of 860,699 shares of Common Stock; (c) La Rosa Partners Ltd. (a Texas limited partnership of which Carrizo served as the general partner) was merged into Carrizo and the outstanding limited partner interests in La Rosa Partners Ltd. were exchanged for an aggregate of 48,700 shares of Common Stock; and (d) Carrizo Partners Ltd. (a Texas limited partnership of which Carrizo served as the general partner) was merged into Carrizo and the outstanding limited partner interests in Carrizo Partners Ltd. were exchanged for an aggregate of 569,068 shares of Common Stock.

    The Combination was accounted for as a reorganization of entities as prescribed by Securities and Exchange Commission (SEC) Staff Accounting Bulletin 47 because of the high degree of common ownership among, and the common control of, the combining entities. Accordingly, the accompanying financial statements were prepared using the historical costs and results of operations of the affiliated entities up to the date of the Combination. There were no significant differences in accounting methods or their application among the combining entities. All intercompany balances have been eliminated. Certain reclassifications have been made to prior period amounts to conform to the current period's financial statement presentation.

INITIAL PUBLIC OFFERING

    Simultaneous with the Combination, the Company completed its initial public offering (the Offering) of 2,875,000 shares of its common stock at a public offering price of $11.00 per share. The Offering provided the Company with proceeds of approximately $28.1 million, net of expenses.

SALE OF SENIOR SUBORDINATED NOTES, COMMON STOCK AND WARRANTS

    In December 1999, the Company consummated the sale of $22 million principal amount of 9% Senior Subordinated Notes due 2007 (the "Subordinated Notes") to an investor group led by CB Capital Investors, L.P. which included certain members of the Board of Directors. The Subordinated Notes were sold at a discount of $688,761 which is being amortized over the life of the notes. Interest is payable quarterly beginning March 31, 2000. The Company may elect, for a period of five years, to increase the amount of the Subordinated Notes for up to 60% of the interest which would otherwise be payable in cash. Concurrent with the sale of the notes, the Company consummated the sale of 3,636,364 shares of Common Stock at a price of $2.20 per share and Warrants to purchase up to 2,760,189 shares of the Company's Common Stock at an exercise price of $2.20 per share. For accounting purposes, the Warrants are valued at $0.25 per Warrant. The sale was made to an investor group led by CB Capital Investors, L.P. which included certain members of the Board of Directors. The Warrants have an exercise price of $2.20 per share and expire in December 2007.

    Of the approximately $29,000,000 net proceeds of this financing, $12,060,000 was used to fund the Enron Repurchase described below and related expenses, $2,025,000 was used to repay the bridge loan extended to the Company by its outside directors, $2 million was used to repay a portion of the Compass Term Loan, $1 million was used to repay a portion of the Compass Borrowing Base Facility, and the Company expects the remaining proceeds to be used to fund the Company's ongoing exploration and development program and general corporate purposes.

    In December 1999, the Company consummated the repurchase of all the outstanding shares of Preferred Stock and 750,000 Warrants for $12 million. At the same time, the Company reduced the exercise price of the remaining 250,000 Warrants from $11.50 per share to $4.00 per share.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OIL AND NATURAL GAS PROPERTIES

    Investments in oil and natural gas properties are accounted for using the full-cost method of accounting. All costs directly associated with the acquisition, exploration and development of oil and natural gas properties are capitalized. Such costs include lease acquisitions, seismic surveys, and drilling and completion equipment. As of December 31, 1998 and 1999, the Company also capitalized as oil and natural gas properties $279,896 and $139,910, respectively, of deferred compensation related to stock options granted to personnel directly associated with exploration activities. (See Note 7.)

    Oil and natural gas properties are amortized based on the unit-of-production method using estimates of proved reserve quantities. Investments in unproved properties are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. Unevaluated properties are evaluated quarterly for impairment on a property-by-property basis. If the results of an assessment indicate that the properties are impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rate per thousand cubic feet equivalent (Mcfe) for 1997, 1998 and 1999, was $0.69, $1.06 and $1.00, respectively.

    Dispositions of oil and gas properties are accounted for as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

    The net capitalized costs of proved oil and gas properties are subject to a "ceiling test," which limits such costs to the estimated present value, discounted at a 10 percent interest rate, of future net cash flows from proved reserves, based on current economic and operating conditions. If net capitalized costs exceed this limit, the excess is charged to operations through depreciation, depletion and amortization. No write-down of the Company's oil and natural gas assets was necessary in 1997 or 1999. Primarily as a result of downward reserve quantity revisions combined with depressed oil and natural gas prices, the Company recorded a ceiling test write-down of $20,305,448 in 1998.

    Depreciation of other property and equipment is provided using the straight-line method based on estimated useful lives ranging from five to 10 years.

FINANCING COSTS

    Long-term debt financing costs included in other assets of $300,005 and $985,315 as of December 31, 1998 and 1999, respectively, are being amortized over the term of the loans (through January 1, 2002 for a credit facility and through December 15, 2007 for subordinated notes payable).

STATEMENTS OF CASH FLOWS

    For statement of cash flow purposes, all highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

FINANCIAL INSTRUMENTS

    The Company's financial instruments consist of cash, receivables, payables and long-term debt. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of long-term debt (except the subordinated notes payable) approximates fair value as the individual borrowings bear interest at floating market interest rates.

HEDGING ACTIVITIES

    The Company periodically enters into hedging arrangements to manage price risks related to oil and natural gas sales and not for speculative purposes. The Company's hedging arrangements apply only to a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. For financial reporting purposes, gains and losses related to hedging are recognized as income with the hedged item when the hedged transaction occurs. Should the necessary correlation between the hedged item and the designated hedging instrument be lost, the future gain or loss would no longer be deferred and would be recognized in the period the correlation is lost. Total oil and natural gas quantities sold under swap arrangements in 1997, 1998, and 1999 were 0 Bbls, 0 Bbls and 45,200 Bbls, respectively, and 210,000 MMBtu, 1,760,000 MMBtu, and 2,050,000 MMBtu, respectively. Hedging gains (losses) are included in oil and natural gas revenues and amounted to $48,000, $167,000 and ($412,000) for the years ended December 31, 1997, 1998 and 1999, respectively. At December 31, 1998, the Company had no outstanding hedged positions. At December 31, 1999, the Company had 300,000 MMBtu and 30,200 Bbls of outstanding hedge positions (at an average price of $2.33 per MMBtu and $25.60 per Bbl for January through June 2000 production.) The instruments had a fair market value of $2,000 at December 31, 1999.

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

                                                                Unaudited
                                                                Pro Forma
                                                                  1997
                                                               -----------
Net income (after pro forma income taxes of $816,852)          $ 1,514,155
                                                               ===========
Diluted earnings per share                                     $      0.17
                                                               ===========
Weighted average diluted number of common shares outstanding     8,809,572
                                                               ===========


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

EARNINGS PER SHARE

    Supplemental earnings per share information is provided below:

                                                             FOR THE YEAR ENDED DECEMBER 31
                                   -------------------------------------------------------------------------------
                                               INCOME                                    SHARES
                                   ------------------------------------  -----------------------------------------
                                     1997        1998          1999         1997           1998           1999
                                   --------  ------------  ------------  -----------   ------------    -----------
Net income (loss) before
 cumulative effect of change
 in accounting principle           $ 30,740  $(19,332,147) $  1,742,025
Plus:  Discount on redemption
 of preferred stock                      --            --    21,868,413
Less:  Dividends and
 accretion on preferred stock            --    (2,940,625)   (2,417,358)
                                   --------  ------------  ------------
Basic earnings per share
 before cumulative effect of
 change in accounting principle
 Net Income (loss) available
  to common shareholders             30,740   (22,272,772)   21,193,080    8,638,699     10,375,000     10,544,365

Stock options                            --            --            --      170,873             --          1,886
                                   --------  ------------  ------------  -----------   ------------    -----------

Diluted earnings per share
 before cumulative effect of
 change in accounting principle
 Net Income (loss) available
  to common shareholders
  plus assumed conversions         $ 30,740  $(22,272,772) $ 21,193,080    8,809,572     10,375,000     10,546,251
                                   ========  ============  ============  ===========   ============   ============

Cumulative effect of change
   in accounting principle         $     --  $         --  $    (77,731)
Basic earnings per share of
   cumulative effect of change
   in accounting principle
     Net loss available to
        common shareholders              --            --       (77,731)   8,638,699     10,375,000     10,544,365

Stock Options                            --            --            --      170,873             --          1,886
                                   --------  ------------  ------------  -----------   ------------    -----------

Diluted earnings per share of
 cumulative effect of change
 in accounting principle
 Net loss available to
  common shareholders
  plus assumed conversions         $     --  $         --  $    (77,731)   8,809,572     10,375,000     10,546,251
                                   ========  ============  ============  ===========   ============   ============

Net income (loss)                  $ 30,740  $(19,332,147) $  1,664,294
Plus:  Discount on redemption
  of preferred stock                     --            --    21,868,413
Less:  Dividends and accretion
  on preferred stock                     --    (2,940,625)   (2,417,358)
                                   --------  ------------  ------------
Basic earnings per share
  Net income (loss) available to
   common shareholders               30,740   (22,272,772)   21,115,349    8,638,699     10,375,000     10,544,365

Stock options                            --            --            --      170,873             --          1,886
                                   --------  ------------  ------------  -----------   ------------    -----------

Diluted earnings per share
  Net income (loss) available to
   common shareholders plus
   assumed conversions             $ 30,740  $(22,272,772) $ 21,115,349    8,809,572     10,375,000     10,546,251
                                   ========  ============  ============  ===========   ============   ============


                                   ----------------------------------
                                            PER-SHARE AMOUNT
                                   ----------------------------------
                                      1997        1998         1999
                                   ----------   ---------    --------
Net income (loss) before
 cumulative effect of change
 in accounting principle
Plus:  Discount on redemption
 of preferred stock
Less:  Dividends and
 accretion on preferred stock
Basic earnings per share
 before cumulative effect of
 change in accounting principle
 Net Income (loss) available
  to common shareholders           $       --   $   (2.15)   $   2.01
                                   ==========   =========    ========
Stock options


Diluted earnings per share
 before cumulative effect of
 change in accounting principle
 Net Income (loss) available
  to common shareholders
  plus assumed conversions         $       --   $   (2.15)   $   2.01
                                   ==========   =========    ========

Cumulative effect of change
   in accounting principle
Basic earnings per share of
   cumulative effect of change
   in accounting principle
     Net loss available to
        common shareholders        $       --   $      --    $  (0.01)
                                   ==========   =========    ========
Stock Options


Diluted earnings per share of
 cumulative effect of change
 in accounting principle
 Net loss available to
  common shareholders
  plus assumed conversions         $       --   $      --    $  (0.01)
                                   ==========   =========    ========

Net income (loss)
Plus:  Discount on redemption
  of preferred stock
Less:  Dividends and accretion
  on preferred stock

Basic earnings per share
  Net income (loss) available to
   common shareholders             $       --   $   (2.15)   $   2.00
                                   ==========   =========    ========
Stock options

Diluted earnings per share
  Net income (loss) available to
   common shareholders plus
   assumed conversions             $       --   $   (2.15)   $   2.00
                                   ==========   =========    ========


    Net income (loss) per common share has been computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the periods. During the years ended December 31, 1997, 1998 and 1999, respectively, the Company had outstanding 250,000, 443,550 and 799,620 stock options, respectively, and warrants to purchase 1,000,000 and 3,010,189 shares of common stock at December 31, 1998 and 1999, respectively, which were antidilutive and were therefore not included in the calculation because the exercise price of these instruments exceeded the underlying market value of the options and warrants.

CONTINGENCIES

Liabilities and other contingencies are recognized upon determination of an exposure, which when analyzed indicates that it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of such loss is reasonably estimatable. Costs to remedy or defend against such contingencies are charged to the liability, if one exists, or otherwise to income.

NEW ACCOUNTING PRONOUNCEMENTS

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

SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging activities - Deferral of the Effective Date of SFAS No. 133" is effective for fiscal years beginning after June 15, 2000. A Company may also implement the Statement as of the beginning of any fiscal quarter after issuance. Statement No. 133 cannot be applied retroactively. Statement No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 and, at the company's election, before January 1, 1999. The Company routinely enters into financial instrument contracts to hedge price risks associated with the sale of crude oil and natural gas. Statement No. 133 amends, modifies and supercedes significantly all of the authoritative literature governing the accounting for and disclosure of derivative financial instruments and hedging activities. As a result, adoption of Statement No. 133 will impact the accounting for and disclosure of the Company's operations. The Company intends to adopt the provisions of such statement in accordance with the requirements provided by the statement. Management is currently assessing the financial statement impact; however, such impact is not determinable at this time.

3.  PROPERTY AND EQUIPMENT

    At December 31, 1998 and 1999, property and equipment consisted of the following:

                                                                DECEMBER 31,
                                                       ----------------------------
                                                           1998            1999
                                                       ------------    ------------
Proved oil and natural gas properties                  $ 48,390,909    $ 57,719,508
Unproved oil and natural gas properties                  37,060,418      38,145,486
Other equipment                                             295,854         308,402
                                                       ------------    ------------
     Total property and equipment                        85,747,181      96,173,396
Accumulated depreciation, depletion and amortization    (27,868,990)    (31,836,658)
                                                       ------------    ------------
Property and equipment, net                            $ 57,878,191    $ 64,336,738
                                                       ============    ============


    Oil and natural gas properties not subject to amortization consist of the cost of undeveloped leaseholds, undesignated seismic costs, exploratory wells in progress, and secondary recovery projects before the assignment of proved reserves. These unproved costs are reviewed periodically by management for impairment, with the impairment provision included in the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include drilling results by the Company and other operators, the terms of oil and natural gas leases not held by production, production response to secondary recovery activities and available funds for exploration and development. Of the $38,145,486 of unproved property costs at December 31, 1999 being excluded from the amortizable base, $11,817,865, $22,161,588 and $4,166,033 were incurred in 1997, 1998 and 1999, respectively.
The Company expects it will complete its evaluation of the properties representing the majority of these costs within the next two years.

4. INCOME TAXES

    Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35 percent to pretax income as follows:


                                                                 YEAR ENDED DECEMBER 31,
                                                        ----------------------------------------
                                                           1997          1998           1999
                                                        -----------   -----------    -----------
Provision at the statutory tax rate                     $   816,852   $(7,542,561)   $   240,488
Increase (decrease) in valuation allowance pertaining
    to expected net operating loss utilization                   --     5,324,534     (1,297,696)
Increase resulting from change in tax exempt status       1,483,415            --             --
                                                        -----------   -----------    -----------
Income tax provision (benefit)                          $ 2,300,267   $(2,218,027)   $(1,057,208)
                                                        ===========   ===========    ===========

    Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. At December 31, 1998 and 1999, the tax effects of these temporary differences resulted principally from the following:

                                                 AS OF DECEMBER 31,
                                            --------------------------
                                               1998           1999
                                            -----------    -----------
Deferred income tax asset:
   Statutory depletion carryfoward          $    78,159    $    78,159
   Timing differences and
      net operating losses                   10,091,730     11,305,810
   Valuation allowance                       (8,255,902)    (7,843,009)
                                            -----------    -----------
                                              1,913,987      3,540,960
Deferred income tax liabilities:
   Intangible drilling costs                  1,378,171      1,378,171
   Capitalized interest                         535,816      1,077,573
                                            -----------    -----------
                                              1,913,987      2,455,744
                                            -----------    -----------
          Net deferred income tax asset     $        --    $ 1,085,216
                                            ===========    ===========

    The net deferred income tax asset is classified as follows:

                                 AS OF DECEMBER 31,
                              -------------------------
                                1998            1999
                              --------       ----------
Other current assets          $     --       $  264,964
Deferred income taxes               --          820,252
                              --------       ----------
                              $     --       $1,085,216
                              ========       ==========

    Realization of the net deferred tax asset is dependent on the Company's ability to generate taxable earnings in the future. Management believes that it is more likely than not that the deferred tax asset, net of the valuation allowance, will be fully realized. The Company has net operating loss carryforwards totaling approximately $12 million which begin expiring in 2012.

5. LONG-TERM DEBT:

    At December 31, 1998 and 1999, long-term debt consisted of the following:

                                  AS OF DECEMBER 31,
                             ----------------------------
                                 1998            1999
                             ------------    ------------
Credit facility:
   Borrowing base facility   $  5,056,000    $  5,876,000
   Term loan facility           7,000,000       7,000,000
Senior subordinated notes              --      19,226,082
Senior subordinated notes,
   related parties                     --       2,136,230
Vendor notes payable                   --       2,931,695
                             ------------    ------------

                               12,056,000      37,170,007
Less:  current maturities        (930,000)     (3,542,742)
                             ------------    ------------

                             $ 11,126,000      33,627,265
                             ============    ============

    In connection with the Offering, Carrizo amended its existing credit facility with Compass Bank ("Compass"), to provide for a maximum loan amount of $25 million, subject to borrowing base limitations. Under this facility, the principal outstanding is due and payable upon maturity in January 2002, with interest due monthly. This facility was subsequently amended in September 1998 to provide for a term loan under the facility (the "Term Loan") in addition to the then existing revolving credit facility limited by the Company's borrowing base (the "Borrowing Base Facility"). The Borrowing Base Facility was amended in March, 1999 to provide for a maximum loan amount under such facility of $10 million. Substantially all of Carrizo's oil and natural gas property and equipment is pledged as collateral under this facility. The interest rate for both borrowings is calculated at a floating rate based on the Compass index rate or LIBOR plus 2 percent. The Company's obligations are secured by certain of its oil and gas properties and cash or cash equivalents included in the borrowing base. The Borrowing Base Facility and the Term Loan are referred to collectively as the "Company Credit Facility". Proceeds from the Borrowing Base portions of this credit facility have been used to provide funding for exploration and development activity.

    Under the Borrowing Base Facility, Compass, in its sole discretion, will make semiannual borrowing base determinations based upon the proved oil and natural gas properties of the Company. Compass may also redetermine the borrowing base and the monthly borrowing base reduction at any time at its discretion. The Company may also request borrowing base redeterminations in addition to the required semiannual reviews at the Company's cost.

    At December 31, 1998 and 1999, amounts outstanding under the Borrowing Base Facility totaled $5,056,000 and $5,876,000, respectively, with an additional $1,020,000 and $1,208,392, respectively, available for future borrowings. The Borrowing Base totaled $7,308,382 at December 31, 1999. The Borrowing Base Facility was also available for letters of credit, one of which has been issued for $224,000 at December 31, 1998 and 1999. The weighted average interest rates for 1998 and 1999 on the Facility were 8 and 9 percent, respectively. Certain members of the Board of Directors have provided $4 million in collateral primarily in the form of marketable securities to secure the Borrowing Base Facility.

    The Term Loan was initially due and payable upon maturity in September 1999. The Company had $7,000,000 outstanding under the Term Loan at December 31, 1998. In March 1999, the Company borrowed an additional $2 million on the term loan portion of the Company Credit Facility, increasing outstanding borrowings under the Term Loan to $9 million. In March 1999, the maturity date of the Term Loan was amended to provide for twelve monthly installments of $750,000 beginning January 1, 2000. In December 1999, the additional $2 million under the term loan was repaid with proceeds from the sale of subordinated notes, common stock and warrants leaving $7,000,000 outstanding at December 31, 1999. The repayment terms were also amended to provide for $1.74 million of principal due ratably over the last six months of 2000, $2.64 million of principal due ratably over the first six months of 2001, and the balance due in July 2001. Certain members of the Board of Directors have guaranteed the Term Loan.

    The Company is subject to certain covenants under the terms of the Company Credit Facility, including but not limited to (a) maintenance of specified tangible net worth, (b) a ratio of quarterly EBITDA (earnings before interest, taxes, depreciation and amortization) to quarterly debt service of not less than
1.25 to 1.00, and (c) a specified minimum amount of working capital. The Company Credit Facility also places restrictions on, among other things, (a) incurring additional indebtedness, guaranties, loans and liens, (b) changing the nature of business or business structure, (c) selling assets and (d) paying dividends. In March 1999, the Company Credit Facility was amended to decrease the required specified tangible net worth covenant.

    In November 1999, certain members of the Board of Directors provided a bridge loan in the amount of $2,000,000 to the Company secured by certain oil and natural gas properties. This bridge loan bore interest at 14% per annum. Also, in consideration for the bridge loan, the Company assigned to those members of the Board of Directors an overriding royalty interest in certain of the Company's producing properties. The bridge loan was repaid from the proceeds of the sale of Subordinated notes, common stock and warrants.

    In December 1999, the Company consummated the sale of $22 million principal amount of 9% Senior Subordinated Notes due 2007 (the "Subordinated Notes") to an investor group led by CB Capital Investors, L.P. which included certain members of the Board of Directors. As discussed in Note 7, the Company also sold Common Stock and Warrants to this investor group. The Subordinated Notes were sold at a discount of $688,761, which is being amortized over the life of the notes. Interest is payable quarterly beginning March 31, 2000. The Company may elect to increase the amount of the Subordinated Notes for 60% of the interest which would otherwise be payable in cash. Such Senior Subordinated Notes had a fair market value at December 31, 1999 (16 days subsequent to issuance) of approximately $22 million.

    The Company is subject to certain covenants under the terms under the Subordinated Notes securities purchase agreement, including but not limited to,
(a) maintenance of a specified tangible net worth, (b) maintenance of a ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to quarterly Debt Service (as defined in the agreement) of not less than 1.00 to 1.00, and (c) a limitation of its capital expenditures to a specified amount for the year ended December 31, 2000 and thereafter equal to the Company's EBITDA for the immediately prior fiscal year.

    Estimated maturities of long-term debt are $3,542,742 in 2000, $6,388,953 in 2001, $5,576,000 in 2002 and the remainder in 2007.

    During 1999, Carrizo restructured certain current accounts payable into vendor notes, extending the payment dates through 2001. Such notes totaled $2,931,695 at December 31, 1999 and bear interest at rates of 8 percent to 10 percent. The weighted average interest rates of such notes was 9 percent in 1999.

6. COMMITMENTS AND CONTINGENCIES

    From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.

    At December 31, 1999, Carrizo was obligated under a noncancelable operating lease for office space. Rent expense for the years ended December 31, 1997, 1998 and 1999, was $80,000, $108,700 and $108,700, respectively. The Company is obligated for remaining lease payments in 2000 of $54,350.

7. SHAREHOLDERS' EQUITY

    On June 4, 1997, the board of directors authorized a 521-for-1 split of the Company's common stock and increased the number of authorized shares to 40 million shares of common stock and 10 million shares of preferred stock. All common share amounts presented in these financial statements are presented on a retroactive, post-split basis.

    In December 1999, the Company consummated the sale of 3,636,364 shares of its Common Stock at a price of $2.20 per share and Warrants to purchase up to 2,760,189 shares of the Company's Common Stock valued at $0.25 per Warrant to an investor group led by CB Capital Investors, L.P. which included certain members of the Board of Directors. The Warrants have an exercise price of $2.20 per share and expire December 2007.

     In connection with an initial public offering, the Company recorded deferred compensation related to the March 1997 stock option agreement as additional paid-in capital and an offsetting contra-equity account. This compensation accrual is based on the difference between the option price and the fair value of Carrizo's common stock when the options were granted (using an estimate of the initial public offering common stock price as an estimate of fair value). The deferred compensation was amortized in the period in which the options vest, which resulted in $279,896 and $139,910 being recorded in the years ended December 31, 1998 and 1999, respectively.

     On July 19, 1996, and March 1, 1997, the Company entered into separate stock option agreements (the "Pre-IPO Options") with two executives of Carrizo whereby such employees were granted the option to purchase 138,825 shares and 83,295 shares of Carrizo common stock, respectively, at an exercise price of $3.60 per share. The options vested ratably through August 1, 1998, and March 1, 1999, respectively. The Company did not record any compensation expense related to the July, 1996 options because the related exercise price was at or above the estimated fair value of Carrizo's common stock at the time such options were granted.

    The following table summarizes information for the options outstanding at December 31, 1999:


                                                OPTIONS OUTSTANDING           OPTIONS EXERCISABLE
                                      -------------------------------------  ---------------------
                                                      WEIGHTED
                                       NUMBER OF       AVERAGE     WEIGHTED   NUMBER OF   WEIGHTED
                                        OPTIONS       REMAINING     AVERAGE    OPTIONS     AVERAGE
                                      OUTSTANDING    CONTRACTUAL   EXERCISE  EXERCISABLE  EXERCISE
     RANGE OF EXERCISE PRICES         AT 12/31/99   LIFE IN YEARS    PRICE   AT 12/31/99   PRICE
------------------------------------  -----------   -------------  --------  -----------  --------
$1.75-2.00                                182,500            9.54  $   1.96           --        --
$3.60                                     222,120            6.97  $   3.60      222,120  $   3.60
$6.00-7.00                                172,500            8.44  $   6.17       57,500  $   6.17
$11.00                                    250,000            7.40  $  11.00      166,667  $  11.00

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

                                      1997          1998             1999
                                    --------    -------------    ------------
Net income (loss) available to
   common shareholders
   As reported                      $ 30,740    $ (22,272,772)   $ 21,115,349
   Pro forma                        $(75,582)   $ (23,020,534)   $ 20,292,252
Diluted earnings (loss) per share
   As reported                      $     --    $       (2.15)   $       2.00
   Pro forma                        $  (0.01)   $       (2.22)   $       1.94

    The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1997, 1998 and 1999: risk free interest rate of 6.26%, 5.81% and 6.81% respectively, expected dividend yield of 0%, expected life of 10 years and expected volatility of 39.4%, 80.6% and 70.0%, respectively.

    The Company may grant options ("Incentive Plan Options") to purchase up to 1,000,000 shares under the Incentive Plan and has granted options on 605,000 shares through December 31, 1999. Under the Incentive Plan, the option exercise price equals the stock market price on the date of grant. Options granted under the plan vest ratably over three years and have a term of ten years. Through December 31, 1999, no stock options had been exercised. A summary of the status of the Company's stock options at December 31, 1997, 1998 and 1999 is presented in the table below:


                                                     1997
                                      ------------------------------------
                                                   WEIGHTED
                                                   AVERAGE      RANGE OF
                                                   EXERCISE     EXERCISE
                                        SHARES      PRICES       PRICES
                                      ----------   --------  -------------
Outstanding at beginning of year         138,825   $   3.60  $3.60
Granted (Pre-IPO Options)                 83,295   $   3.60  $3.60
Granted (Incentive Plan Options)         250,000   $  11.00  $11.00
                                      ----------   --------
Outstanding at end of year               472,120   $   7.52  $3.60 - 11.00
                                      ==========   ========
Exercisable at end of year               120,315   $   3.60
Weighted average of fair value of
   options granted during year        $     6.90


                                                     1998
                                      ------------------------------------
                                                   WEIGHTED
                                                   AVERAGE      RANGE OF
                                                   EXERCISE     EXERCISE
                                        SHARES      PRICES       PRICES
                                      ----------   --------  -------------
Outstanding at beginning of year         472,120   $   7.52  $3.60-11.00
Granted (Incentive Plan Options)         193,500   $   6.20  $6.00-6.88
                                      ----------   --------
Outstanding at end of year               665,620   $   6.63  $3.60-11.00
                                      ==========   ========
Exercisable at end of year               277,688   $   5.80
Weighted average of fair value of
   options granted during year        $     3.00

                                                     1999
                                      ------------------------------------
                                                   WEIGHTED
                                                   AVERAGE      RANGE OF
                                                   EXERCISE     EXERCISE
                                        SHARES      PRICES       PRICES
                                      ----------   --------  -------------
Outstanding at beginning of year         665,620   $   6.63  $3.60 - 11.00
Granted (Incentive Plan Options)         206,500   $   1.98  $1.75 - 2.00
Expired (Incentive Plan Options)         (45,000)  $   4.06  $2.00 - 6.88
                                      ----------   --------
Outstanding at end of year               827,120   $   6.01
                                      ==========   ========
Exercisable at end of year               446,286   $   6.70
Weighted average of fair value of
options granted during the year       $     1.34

8. MANDATORILY REDEEMABLE PREFERRED STOCK

     In January 1998, the Company consummated the sale of 300,000 shares of Preferred Stock and Warrants to purchase 1,000,000 shares of Common Stock to affiliates of Enron Corp. The net proceeds received by the Company from this transaction were approximately $28.8 million. A portion of the proceeds were used to repay indebtedness. The remaining proceeds were used primarily for oil and natural gas exploration and development activities in Texas and Louisiana. The Preferred Stock provided for annual cumulative dividends of $9.00 per share, payable quarterly in cash or, at the option of the Company until January 15, 2002, in additional shares of Preferred Stock. During 1999, the Company issued preferred stock dividends to the holders of the Preferred Stock of 29,684.39 shares.

    In December 1999, the Company consummated the repurchase of all the outstanding shares of Preferred Stock and 750,000 Warrants for $12 million. At the same time, the Company reduced the exercise price of the remaining 250,000 Warrants from $11.50 per share to $4.00 per share. This repurchase at a discount resulted in a credit of $21,868,413 which is included in net income available to common shareholders, net of stock dividends paid to the holders of the preferred stock of $2,417,358.

9. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:

     On January 1, 1999 the Company adopted the American Institute of Certified Public Accountants Statement of Position ("SOP") 98-5, which provides guidance on the accounting for start up costs. SOP 98-5 requires that start up costs be expensed as incurred. The cumulative effect of this change in accounting principle to write off unamortized organization costs is $77,731 in 1999.

10. BUSINESS COMBINATION

    During the fourth quarter of 1998, Carrizo acquired from Hall Houston Oil Company, Hall Houston 1996 Exploration and Development Facility Overriding Trust and Hall Houston Oil Company Employee Royalty Trust (referred to collectively as "Hall Houston") certain proved oil and gas properties located in Wharton County, Texas (the Hall Houston Properties Acquisition) for approximately $3 million.

     The Hall Houston Properties Acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase cost was recorded as evaluated oil and gas properties. The results of operations of the acquired Hall Houston properties are included in the results of operations beginning on the date acquired. The following table reflects certain unaudited pro forma information for the periods presented as if the Hall Houston Properties Acquisition had occurred on January 1, 1997.

                                                    YEAR ENDED DECEMBER 31,
                                                 -----------------------------
                                                    1997              1998
                                                 -----------     -------------
Pro forma revenues                               $ 8,718,736     $   9,198,212
                                                 ===========     =============
Pro forma net income (loss)                      $    33,237     $ (18,523,141)
                                                 ===========     =============
Pro forma net income (loss) per share:
   Basic                                         $        --     $       (2.07)
                                                 ===========     =============
   Diluted                                       $        --     $       (2.07)
                                                 ===========     =============


11. RELATED-PARTY TRANSACTIONS

    In August 1996, the Company entered into the Master Technical Services Agreement (the MTS Agreement) with Reading & Bates Development Co. (R&B), which is a subsidiary of R&B Falcon Corporation, a company that was created by the merger of Falcon Drilling, Inc. and Reading & Bates Corporation. Mr. Loyd, a member of the board of the Company, was the chairman of the board, president, chief executive officer and a director of Reading & Bates Corporation. Under the MTS Agreement, certain employees of the Company provide engineering and technical services to R&B at market rates in connection with R&B's technical service, procurement and construction projects in offshore drilling and floating production. The Company provided $103,161 in service fees under this agreement in 1997. No services were performed under this agreement in 1998 or 1999.

    The Company had an agreement with Loyd & Associates Inc., which is owned by Paul Loyd, a director of Carrizo, and Frank Wojtek, vice president, chief financial officer and a director of Carrizo, to provide certain financial consulting and administrative services at market rates to the Company. Payments were made monthly and total payments to Loyd & Associates Inc. for services rendered were $38,113 in 1997. These expenditures were included in general and administrative expenses for each year. This arrangement was terminated in August, 1997 concurrent with the Company's initial public offering.

     In September, 1998 and March, 1999, certain members of the Board of Directors guaranteed a portion of the Company's outstanding indebtedness, provided a bridge loan of $2 million which was repaid in December 1999, and purchased a portion of the subordinated notes payable.

     During the year ended December 31, 1999, the Company incurred drilling costs in the amount of $130,742 with R & B Falcon Corporation. Messrs. Loyd, Webster, Hamilton and Chavkin are members of the Board of Directors of both the Company and R & B Falcon Corporation ("R & B"). In addition, Mr. Loyd was the chairman of the board, president and chief executive officer of R & B and Mr. Webster was the Vice Chairman of R & B. It is management's opinion that these transactions were performed at prevailing market rates.

12. SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

    The following disclosures provide unaudited information required by SFAS No. 69, "Disclosures About Oil and Gas Producing Activities."

COSTS INCURRED

    Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below:

                                                  YEAR ENDED DECEMBER 31,
                                         ---------------------------------------
                                            1997          1998          1999
                                         -----------   -----------   -----------
Property acquisition costs
   Unproved                              $14,222,674   $ 9,618,647   $ 4,166,033
   Proved                                  5,491,839    16,196,887       472,229
Exploration cost                           9,328,210    10,429,247     3,163,309
Development costs                          2,257,375       313,391       936,855
                                         -----------   -----------   -----------
          Total costs incurred (1)       $31,300,098   $36,558,172   $ 8,738,426
                                         ===========   ===========   ===========


----------

(1) Excludes capitalized interest on unproved properties of $699,625, $291,496 and 1,547,879 for the years ended December 31, 1997, 1998 and 1999, respectively.

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

    Proved oil and natural gas reserve quantities at December 31, 1998 and 1999, and the related discounted future net cash flows before income taxes are based on estimates prepared by Ryder Scott Company and Fairchild, Ancell & Wells, Inc., independent petroleum engineers. Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission.

    The Company's net ownership interests in estimated quantities of proved oil and natural gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below:


                                                          BARRELS OF
                                                       OIL AND CONDENSATE
                                                         AT DECEMBER 31,
                                              --------------------------------------
                                                 1997          1998          1999
                                              ----------    ----------    ----------
Proved developed and undeveloped reserves -
   Beginning of year                           3,895,000     5,169,500     3,647,000
   Purchase of oil and gas properties                 --        81,000            --
   Discoveries                                   285,000        82,000       101,000
   Extensions                                  1,102,000        14,000        12,000
   Revisions                                          --    (1,559,500)    1,296,000
   Production                                   (112,500)     (140,000)     (179,000)
                                              ----------    ----------    ----------
End of year                                    5,169,500     3,647,000     4,877,000
                                              ==========    ==========    ==========
Proved developed reserves at end of year       1,146,000     1,112,000       997,000
                                              ==========    ==========    ==========

                                                      THOUSANDS OF CUBIC FEET
                                                           OF NATURAL GAS
                                                           AT DECEMBER 31,
                                              -----------------------------------------
                                                 1997           1998           1999
                                              -----------    -----------    -----------
Proved developed and undeveloped reserves -
   Beginning of year                           12,148,000     12,142,000     10,155,000
   Purchases of oil and gas properties          7,696,000      1,325,000             --
   Discoveries and extensions                   6,946,000      4,039,000      4,820,000
   Revisions                                   (7,190,000)    (4,696,000)      (417,000)
   Sales of oil and gas properties             (4,709,000)            --             --
   Production                                  (2,749,000)    (2,655,000)    (3,235,000)
                                              -----------    -----------    -----------
End of year                                    12,142,000     10,155,000     11,323,000
                                              ===========    ===========    ===========
Proved developed reserves at end of year        9,299,000      9,097,000      7,030,000
                                              ===========    ===========    ===========

STANDARDIZED MEASURE

The standardized measure of discounted future net cash flows relating to the Company's ownership interests in proved oil and natural gas reserves as of year-end is shown below:

                                                                    YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------
                                                              1997           1998           1999
                                                          ------------   ------------   ------------
Future cash inflows                                       $103,842,000   $ 59,095,000   $140,851,000
Future oil and natural gas operating expenses               55,484,000     28,582,000     46,679,000
Future development costs                                    13,230,000      4,841,000     12,428,000
Future income tax expenses                                   6,870,000             --     11,952,000
                                                          ------------   ------------   ------------
Future net cash flows                                       28,258,000     25,672,000     69,792,000
10% annual discount for estimating timing of cash flows      7,285,000      6,917,000     27,062,000
                                                          ------------   ------------   ------------
Standard measure of discounted future net cash flows      $ 20,973,000   $ 18,755,000   $ 42,730,000
                                                          ============   ============   ============

    Future cash flows are computed by applying year-end prices of oil and natural gas to year-end quantities of proved oil and natural gas reserves. Average prices used in computing year end 1997, 1998 and 1999 future cash flows were $16.37, $10.15 and $23.40 for oil, respectively and $2.56, $2.18 and $2.35 for natural gas, respectively. Future operating expenses and development costs are computed primarily by the Company's petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company's proved oil and natural gas reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions.

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

CHANGE IN STANDARDIZED MEASURE --

    Changes in the standardized measure of future net cash flows relating to proved oil and natural gas reserves are summarized below:

                                                               YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                        1997            1998            1999
                                                     ------------    ------------    ------------
Changes due to current-year operations -
   Sales of oil and natural gas, net of oil
     and natural gas operating expenses              $ (6,378,000)   $ (5,089,000)   $ (7,169,000)
   Extensions and discoveries                          16,074,000       5,003,000       9,095,000
   Purchases of oil and gas properties                  6,954,000       2,889,000              --
Changes due to revisions in standardized variables
   Prices and operating expenses                      (29,115,000)     (5,820,000)     32,560,000
   Income taxes                                        11,410,000       5,098,000      (8,447,000)
   Estimated future development costs                  (2,683,000)      6,757,000      (4,581,000)
   Revision of quantities                              (3,449,000)     (9,056,000)     11,770,000
   Sales of reserves in place                          (3,933,000)             --              --
   Accretion of discount                                4,634,000       2,607,000       1,876,000
   Production rates (timing) and other                 (5,562,000)     (4,607,000)    (11,129,000)
                                                     ------------    ------------    ------------
Net change                                            (12,048,000)     (2,218,000)     23,975,000
Beginning of year                                      33,021,000      20,973,000      18,755,000
                                                     ------------    ------------    ------------
End of year                                          $ 20,973,000    $ 18,755,000    $ 42,730,000
                                                     ============    ============    ============

    Sales of oil and natural gas, net of oil and natural gas operating expenses, are based on historical pretax results. Sales of oil and natural gas properties, extensions and discoveries, purchases of minerals in place and the changes due to revisions in standardized variables are reported on a pretax discounted basis, while the accretion of discount is presented on an after-tax basis.

                      SUPPLEMENTAL QUARTERLY FINANCIAL DATA
                                   (UNAUDITED)

                                                   FIRST           SECOND          THIRD           FOURTH
                                                ------------    ------------    ------------    ------------
1999
Revenues                                        $  1,842,314    $  1,925,265    $  2,537,960    $  3,898,806
Costs and expenses, net                            2,472,668       2,105,581       2,212,791       1,749,011
                                                ------------    ------------    ------------    ------------
Net income (loss)                                   (630,354)       (180,316)        325,169       2,149,795
                                                ============    ============    ============    ============
Discount on redemption                                    --              --              --      21,868,413
Dividends and accretion                             (788,843)       (806,736)       (822,553)            774
                                                ------------    ------------    ------------    ------------
Net income (loss) available to
   common shareholders                          $ (1,419,197)   $   (987,052)   $   (497,384)   $ 24,018,982
                                                ============    ============    ============    ============
Diluted net income (loss) per share (1)         $      (0.14)   $      (0.10)   $      (0.05)   $       2.17
                                                ============    ============    ============    ============


1998
Revenues                                        $  2,338,882    $  1,848,765    $  1,508,897    $  2,161,958
Costs and expenses, net                            2,153,347       1,955,539       2,004,086      21,077,677
                                                ------------    ------------    ------------    ------------
Net income (loss)                               $    185,535    $   (106,774)   $   (495,189)   $(18,915,719)
                                                ============    ============    ============    ============
Dividends and accretion                             (670,494)       (741,444)       (756,595)       (772,091)
                                                ------------    ------------    ------------    ------------
Net Income (loss) available
   To common shareholders                       $   (489,959)   $   (848,218)   $ (1,251,784)   $(19,687,810)
                                                ============    ============    ============    ============
Diluted net income (loss)
   per share (1)                                $      (0.05)   $      (0.08)   $      (0.12)   $      (1.90)
                                                ============    ============    ============    ============

----------

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
                         by Amendment No. 1 (Incorporated herein by reference to
                         Exhibit 3.2 to the Company's Registration Statement on
                         Form 8-A (Registration No. 000-22915) and Amendment
                         No. 2 (Incorporated herein by reference to Exhibit 3.2
                         to the Company's Current Report on Form 8-K dated
                         December 15, 1999).

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

             +10.1   --  Incentive Plan of the Company (Incorporated herein by
                         reference to Exhibit 10.1 to the Company's Registration
                         Statement on Form S-1 (Registration No. 333-29187)).

             +10.2   --  Employment Agreement between the Company and S.P.
                         Johnson IV (Incorporated herein by reference to Exhibit
                         10.2 to the Company's Registration Statement on Form
                         S-1 (Registration No. 333-29187)).

             +10.3   --  Employment Agreement between the Company and Frank A.
                         Wojtek (Incorporated herein by reference to Exhibit
                         10.3 to the Company's Registration Statement on Form
                         S-1 (Registration No. 333-29187)).

             +10.4   --  Employment Agreement between the Company and Kendall A.
                         Trahan (Incorporated herein by reference to Exhibit
                         10.4 to the Company's Registration Statement on Form
                         S-1 (Registration No. 333-29187)).

             +10.5   --  Employment Agreement between the Company and George
                         Canjar (Incorporated herein by reference to Exhibit
                         10.5 to the Company's Registration Statement on Form
                         S-1 (Registration No. 333-29187)).

             +10.6   --  Indemnification Agreement between the Company and each of its directors and executive officers.

             +10.7   --  S Corporation Tax Allocation, Payment and
                         Indemnification Agreement among the Company and Messrs.
                         Loyd, Webster, Johnson, Hamilton and Wojtek
                         (Incorporated herein by reference to Exhibit 10.8 to
                         the Company's Registration Statement on Form S-1
                         (Registration No. 333-29187)).

             +10.8   --  S Corporation Tax Allocation, Payment and
                         Indemnification Agreement among Carrizo Production,
                         Inc. and Messrs. Loyd, Webster, Johnson, Hamilton and
                         Wojtek (Incorporated herein by reference to Exhibit
                         10.9 to the Company's Registration Statement on Form
                         S-1 (Registration No. 333-29187)).

             +10.9   --  Form of Amendment to Executive Officer Employment
                         Agreement. (Incorporated herein by reference to Exhibit
                         99.3 to the Company's Current Report on Form 8-K dated
                         January 8, 1998).

             +10.10  --  Amended Enron Warrant Certificates (Incorporated
                         herein by reference to Exhibit 4.1 to the Company's
                         Current Report on Form 8-K dated December 15, 1999).

             +10.11  --  Securities Purchase Agreement dated December 15, 1999 among the Company, CB Capital Investors, L.P., Mellon
                         Ventures, L.P., Paul B. Loyd, Jr., Douglas A.P.
                         Hamilton and Steven A. Webster (Incorporated herein by reference to Exhibit 99.1 to the Company's Current
                         Report on Form 8-K dated December 15, 1999).

             +10.12  --  Shareholders Agreement dated December 15, 1999 among the Company, CB Capital Investors, L.P., Mellon
                         Ventures, L.P., Paul B. Loyd, Jr., Douglas A.P.
                         Hamilton, Steven A. Webster, S.P. Johnson IV, Frank A.
                         Wojtek and DAPHAM Partnership, L.P. (Incorporated herein by reference to Exhibit 99.2 to the Company's
                         Current Report on Form 8-K dated December 15, 1999).

             +10.13  --  Warrant Agreement dated December 15, 1999 among the Company, CB Capital Investors, L.P., Mellon
                         Ventures, L.P., Paul B. Loyd, Jr., Douglas A.P.
                         Hamilton and Steven A. Webster (Incorporated herein by reference to Exhibit 99.3 to the Company's
                         Current Report on Form 8-K dated December 15, 1999).

             +10.14  --  Registration Rights Agreement dated December 15, 1999 among the Company, CB Capital Investors, L.P. and
                         Mellon Ventures, L.P. (Incorporated herein by reference to Exhibit 99.4 to the Company's Current Report on Form
                         8-K dated December 15, 1999).

             +10.15  --  Amended and Restated Registration Rights Agreement
                         dated December 15, 1999 among the Company, Paul B.
                         Loyd, Jr., Douglas A.P. Hamilton, Steven A. Webster,
                         S.P. Johnson IV, Frank A. Wojtek and DAPHAM
                         Partnership, L.P. (Incorporated herein by reference to Exhibit 99.5 to the Company's Current Report on Form
                         8-K dated December 15, 1999).

             +10.16  --  Compliance Sideletter dated December 15, 1999 among the
                         Company, CB Capital Investors, L.P. and Mellon
                         Ventures, L.P. (Incorporated herein by reference to Exhibit 99.6 to the Company's Current Report on Form
                         8-K dated December 15, 1999).

             +10.17  --  Form of Amendment to Executive Officer Employment
                         Agreement (Incorporated herein by reference to Exhibit
                         99.7 to the Company's Current Report on Form 8-K dated
                         December 15, 1999).

             +10.18  --  Form of Amendment to Director Indemnification Agreement
                         (Incorporated herein by reference to Exhibit 99.8 to the Company's Current Report on Form 8-K dated December
                         15, 1999).

              21.1   --  Subsidiaries of the Company.

              23.1   --  Consent of Arthur Andersen LLP.

              23.2   --  Consent of Ryder Scott Company Petroleum Engineers.

              23.3   --  Consent of Fairchild, Ancell & Wells, Inc.

              27.1   --  Financial Data Schedule.

              99.1   --  Summary of Reserve Report of Ryder Scott Company
                         Petroleum Engineers as of December 31, 1999.

              99.2   --  Summary of Reserve Report of Fairchild, Ancell & Wells
                         Inc. as of December 31, 1999.

----------
+ Incorporated by reference as indicated.