Form 10-Q
period 2000-03-31
CARRIZO OIL & GAS INC
filed 2000-05-15
CIK 1040593

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended MARCH 31, 2000


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
                         (Registrant's telephone number)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X. No
                                          --    --



The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of May 10, 2000, the latest practicable date, was 14,011,364

                             CARRIZO OIL & GAS, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000
                                      INDEX



PART I.  FINANCIAL INFORMATION                                                                              PAGE
        Item 1.       Condensed Balance Sheets
                      -  As of March 31, 2000 and December 31, 1999                                           2

                      Condensed Statements of Operations
                      -  For the three-month periods ended March 31, 1999
                         and 2000                                                                             3

                      Condensed Statements of Cash Flows
                      -  For the three-month periods ended March 31, 1999
                         and 2000                                                                             4

                      Notes to Condensed Financial Statements                                                 5

        Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                    11


PART II.  OTHER INFORMATION

        Items 1-6.                                                                                           19

SIGNATURES                                                                                                   21

                             CARRIZO OIL & GAS, INC.

                            CONDENSED BALANCE SHEETS


                                                                                 December 31,       March 31,
                                                                                     1999             2000
                                                                                --------------    ------------
                                                                                                  (Unaudited)
                                         ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                    $   11,345,618    $  8,634,426
   Accounts receivable, net of allowance for doubtful accounts of
     $480,000 at December 31, 1999 and March 31, 2000                                4,424,283       5,425,876
   Advances to operators                                                             1,266,770       1,001,141
   Other current assets                                                                487,398         521,666
                                                                                --------------    ------------

                               Total current assets                                 17,524,069      15,583,109

PROPERTY AND EQUIPMENT, net (full-cost method of accounting for
   oil and gas properties)                                                          64,336,738      67,698,972
DEFERRED INCOME TAXES                                                                  820,252         820,252
OTHER ASSETS                                                                           985,315       1,105,969
                                                                                --------------    ------------
                                                                                $   83,666,374    $ 85,208,302
                                                                                ==============    ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable, trade                                                      $    4,095,567    $  3,619,929
   Accrued liabilities                                                                 481,239         495,586
   Advances for joint operations                                                     1,066,203       1,937,080
   Current maturities of long-term debt                                              3,542,742       4,515,557
                                                                                --------------    ------------

                               Total current liabilities                             9,185,751      10,568,152

LONG-TERM DEBT (Note 3)                                                             33,627,265      32,658,277

SHAREHOLDERS' EQUITY:
   Warrants (3,010,189 outstanding at December 31, 1999 and March 31, 2000)            765,047         765,047
   Common stock (40,000,000 shares authorized with 14,011,364 issued and
        outstanding at December 31, 1999 and March 31, 2000)                           140,114         140,114
   Additional paid-in capital                                                       62,608,343      62,608,343
   Accumulated deficit                                                             (22,660,146)    (21,531,631)
                                                                                --------------    ------------
                                                                                    40,853,358      41,981,873
                                                                                --------------    ------------
                                                                                $   83,666,374    $ 85,208,302
                                                                                ==============    ============




   The accompanying notes are an integral part of these financial statements.

                             CARRIZO OIL & GAS, INC.

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS


                                                                          For the Three
                                                                          Months Ended
                                                                            March 31,
                                                                   --------------------------
                                                                      1999            2000
                                                                   -----------    -----------
OIL AND NATURAL GAS REVENUES                                       $ 1,842,314    $ 4,279,597

COSTS AND EXPENSES:
   Oil and natural gas operating expenses                              743,704        877,667
   Depreciation, depletion and amortization                            943,191      1,668,806
   General and administrative                                          707,525        731,126
                                                                   -----------    -----------

Total costs and expenses                                             2,394,420      3,277,599
                                                                   -----------    -----------

OPERATING INCOME (LOSS)                                               (552,106)     1,001,998

OTHER INCOME AND EXPENSES:
   Interest income                                                       6,485        163,771
   Interest expense                                                   (260,382)      (881,986)
   Interest expense, related parties                                        --        (58,850)
   Capitalized interest                                                260,382        929,082
                                                                   -----------    -----------

INCOME (LOSS) BEFORE INCOME TAXES                                     (545,621)     1,154,015

INCOME TAXES (Note 4)                                                    7,002         25,500
                                                                   -----------    -----------

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT
   OF CHANGE IN ACCOUNTING PRINCIPLE                                  (552,623)     1,128,515

CUMULATIVE EFFECT OF CHANGE IN METHOD OF
   REPORTING COSTS OF START-UP ACTIVITIES (Note 5)                      77,731             --
                                                                   -----------    -----------

NET INCOME (LOSS)                                                  $  (630,354)   $ 1,128,515
                                                                   ===========    ===========

LESS:  DIVIDENDS AND ACCRETION ON PREFERRED SHARES                    (788,843)            --
                                                                   -----------    -----------

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                 $(1,419,197)   $ 1,128,515
                                                                   ===========    ===========

BASIC EARNINGS (LOSS)  PER COMMON SHARE BEFORE CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (Note 2)               $     (0.13)   $      0.08

BASIC EARNINGS (LOSS) PER COMMON SHARE OF CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (Notes 2 and 5)        $     (0.01)   $        --
                                                                   -----------    -----------

BASIC EARNINGS (LOSS) PER COMMON SHARE (Note 2)                    $     (0.14)   $      0.08
                                                                   ===========    ===========

DILUTED EARNINGS (LOSS) PER COMMON SHARE BEFORE CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (Note 2)               $     (0.13)   $      0.08

DILUTED EARNINGS (LOSS) PER COMMON SHARE OF CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE (Note 2 and 5)         $     (0.01)   $        --
                                                                   -----------    -----------

DILUTED EARNINGS (LOSS) PER COMMON SHARE (Note 2)                  $     (0.14)   $      0.08
                                                                   ===========    ===========




   The accompanying notes are an integral part of these financial statements.

                             CARRIZO OIL & GAS, INC.

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                        For the Three
                                                                         Months Ended
                                                                           March 31,
                                                                  ----------------------------
                                                                      1999            2000
                                                                  ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                              $   (630,354)   $  1,128,515
   Adjustment to reconcile net income (loss) to net
     cash provided by operating activities-
     Depreciation, depletion and amortization                          943,191       1,668,806
     Discount accretion                                                     --           7,720
     Cumulative effect of change in accounting principle                77,731              --
   Changes in assets and liabilities-
     Accounts receivable                                               300,136      (1,001,593)
     Other assets                                                      (86,378)       (234,422)
     Accounts payable, trade                                        (1,119,729)        384,461
     Other current liabilities                                         (44,015)         14,347
                                                                  ------------    ------------
       Net cash provided by (used in) operating activities            (559,418)      1,967,834
                                                                  ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, accrual basis                              (1,935,933)     (4,951,540)
   Adjustment to cash basis                                            169,302        (555,820)
   Advance to operators                                                355,980         265,629
   Advances for joint operations                                            --         870,877
                                                                  ------------    ------------
       Net cash used in
         investing activities                                       (1,410,651)     (4,370,854)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                      2,616,850              --
   Debt repayments                                                          --        (308,172)
                                                                  ------------    ------------
       Net cash provided by (used in)
         financing activities                                        2,616,850        (308,172)
                                                                  ------------    ------------

NET INCREASE (DECREASE) IN CASH
   AND CASH EQUIVALENTS                                                646,781      (2,711,192)

CASH AND CASH EQUIVALENTS, beginning of period                       1,187,656      11,345,618
                                                                  ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                          $  1,834,437    $  8,634,426
                                                                  ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest (net of amounts capitalized)            $         --    $     11,754
                                                                  ============    ============



   The accompanying notes are an integral part of these financial statements.

                             CARRIZO OIL & GAS, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



1.  ACCOUNTING POLICIES:

The condensed financial statements included herein have been prepared by Carrizo Oil & Gas, Inc. (the Company), and are unaudited, except for the balance sheet at December 31, 1999, which has been prepared from the audited financial statements at that date. The financial statements reflect necessary adjustments, all of which were of a recurring nature, and are in the opinion of management necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The Company believes that the disclosures presented are adequate to allow the information presented not to be misleading. The condensed financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

2.  EARNINGS PER COMMON SHARE:

Supplemental earning per share information is provided below:


                                                                         For the Three Months Ended March 31,
                                                    -----------------------------------------------------------------------------
                                                          Income (Loss)                   Shares               Per-Share Amount
                                                    --------------------------   -------------------------   --------------------
                                                       1999           2000           1999          2000        1999        2000
                                                    -----------    -----------   -----------   -----------   --------    --------
Net income (loss) before cumulative effect
   of change in accounting principle                $  (552,623)   $ 1,128,515
Less:  Dividends and accretion on preferred stock      (788,843)            --
                                                    -----------    -----------
Basic Earnings per Share before cumulative
   change in accounting principle
   Net income (loss) available to
     common shareholders                             (1,341,466)     1,128,515    10,375,000    14,011,364   $  (0.13)   $   0.08
                                                                                                             ========    ========
Stock Options and Warrants                                   --             --            --       875,281
                                                    -----------    -----------   -----------   -----------
Diluted Earnings per Share before cumulative
   effect of change in accounting principle
   Net income (loss) available to common
     shareholders plus assumed conversions          $ 1,341,466    $ 1,128,515    10,375,000    14,886,645   $  (0.13)   $   0.08
                                                    ===========    ===========   ===========   ===========   ========    ========
Cumulative effect of change in
   accounting principle                             $   (77,731)   $        --
Basic Earnings per Share of cumulative effect of
   change in accounting principle
   Net (loss) available to common shareholders          (77,731)            --    10,375,000    14,011,364   $  (0.01)   $     --
                                                                                                             ========    ========
Stock Options and Warrants                                   --             --            --       875,281
                                                    -----------    -----------   -----------   -----------
Diluted Earnings per Share before cumulative
   effect of change in accounting principle
Net (loss) available to common shareholders
   plus assumed conversions                         $   (77,731)   $        --    10,375,000    14,886,645   $  (0.01)   $     --
                                                    ===========    ===========   ===========   ===========   ========    ========

Net income (loss)                                   $  (630,354)   $ 1,128,515
Less:  Dividends and accretion on preferred stock      (788,843)            --
                                                    -----------    -----------
Basic Earnings per Share
   Net income (loss) available to
     common shareholders                             (1,419,197)     1,128,515    10,375,000    14,011,364   $  (0.14)   $   0.08
                                                                                                             ========    ========
Stock Options and Warrants                                   --             --            --       875,281
                                                    -----------    -----------   -----------   -----------
Diluted Earnings per Share
   Net income (loss) available to common
     shareholders plus assumed conversions          $(1,419,197)   $ 1,128,515    10,375,000    14,886,645   $  (0.14)   $   0.08
                                                    ===========    ===========   ===========   ===========   ========    ========



Net income (loss) per common share has been computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the periods. The Company had outstanding 665,620 and 236,120 stock options and 1,000,000 and 250,000 warrants during the three months ended March 31, 1999 and 2000, respectively, which were antidilutive and were not included in the calculation because the exercise price of these instruments exceeded the underlying market value of the options and warrants.

3.  FINANCING ARRANGEMENTS:

In connection with Carrizo's initial public offering in 1997, Carrizo amended its existing credit facility with Compass Bank ("Compass"), to provide for a maximum loan amount of $25 million, subject to borrowing base limitations. Under this facility, the principal outstanding is due and payable upon maturity in January 2002, with interest due monthly. This facility was subsequently amended in September 1998 to provide for a term loan under the facility (the "Term Loan") in addition to the then existing revolving credit facility limited by the Company's borrowing base (the "Borrowing Base Facility"). The Borrowing Base Facility was amended in March, 1999 to provide for a maximum loan amount under such facility of $10 million. Substantially all of Carrizo's oil and natural gas property and equipment is pledged as collateral under this facility. The interest rate for both borrowings is calculated at a floating rate based on the Compass index rate or LIBOR plus 2 percent. The Company's obligations are secured by certain of its oil and gas properties and cash or cash equivalents included in the borrowing base. The Borrowing Base Facility and the Term Loan are referred to collectively as the "Company Credit Facility". Proceeds from the Borrowing Base portions of this credit facility have been used to provide funding for exploration and development activity.

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

At December 31, 1999 and March 31, 2000, amounts outstanding under the Borrowing Base Facility totaled $5,876,000, with an additional $1,208,392 and $2,122,416, respectively, available for future borrowings. The Borrowing Base totaled $7,308,382 and $8,222,416 at December 31, 1999 and March 31, 2000, respectively.
The Borrowing Base Facility was also available for letters of credit, one of which has been issued for $224,000 at December 31, 1999 and March 31, 2000. Certain members of the Board of Directors have provided collateral, primarily in the form of marketable securities, to secure the Borrowing Base Facility. As of May 1, 2000, the aggregate amount of this collateral was approximately $6.6 million.

The Term Loan was initially due and payable upon maturity in September 1999. The Company had $7,000,000 outstanding under the Term Loan at December 31, 1998. In March 1999, the Company borrowed an additional $2 million on the term loan portion of the Company Credit Facility increasing outstanding borrowings under the Term Loan to $9 million. In March 1999, the maturity date of the Term Loan was amended to provide for twelve monthly installments of $750,000 beginning January 1, 2000. In December 1999, the additional $2 million under the term loan was repaid with proceeds from the sale of the Subordinated Notes, Common Stock and Warrants leaving $7,000,000 outstanding at December 31, 1999 and March 31, 2000. The repayment terms were also amended to provide for $1.74 million of principal due ratably over the last six months of 2000, $2.64 million of principal due ratably over the first six months of 2001, and the balance due in July 2001. Certain members of the Board of Directors have guaranteed the Term Loan.

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

In November 1999, certain members of the Board of Directors provided a bridge loan in the amount of $2,000,000 to the Company secured by certain oil and natural gas properties. This bridge loan bore interest at 14 percent per annum. Also, in consideration for the bridge loan, the Company assigned to those members of the Board of Directors an Overriding Royalty Interest in certain of the Company's producing properties. The bridge loan was repaid from the proceeds of the sale of Subordinated Notes, Common Stock and Warrants.

In December 1999, the Company consummated the sale of $22 million principal amount of 9 percent Senior Subordinated Notes due 2007 (the "Subordinated Notes") to an investor group led by CB Capital Investors, L.P. which included certain members of the Board of Directors. The Company also sold Common Stock and Warrants to this investor group. The Subordinated Notes were sold at a discount of $688,761, which is being amortized over the life of the notes. Interest is payable quarterly beginning March 31, 2000. The Company may elect to increase the amount of the Subordinated Notes for 60 percent of the interest which would otherwise be payable in cash. The Subordinated Notes were increased by $353,100 for such interest as of March 31, 2000. Such Senior Subordinated Notes had a fair market value at March 31, 2000 of approximately $22 million.

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

During 1999, Carrizo restructured certain current accounts payable into vendor notes, extending the payment dates through 2001. Such notes totaled $2,606,291 at March 31, 2000 and bear interest at rates of 8 percent to 10 percent.

4.  INCOME TAXES:

In the first quarter of 2000, the Company decreased the valuation allowance associated with $1,154,015 of its net operating loss carryforwards as management has determined that it is more likely than not that such carryforwards will be utilized based upon the Company's latest estimates of future taxable income. As a result of this determination, the Company realized a deferred tax benefit in the amount of $403,905 for the three months ended March 31, 2000.

5.  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE:

On January 1, 1999 the Company adopted the American Institute of Certified Public Accountants Statement of Position ("SOP") 98-5, which provides guidance on the accounting for start-up costs. SOP 98-5 requires that start-up costs be expensed as incurred. The cumulative effect of this change in accounting principle to write off unamortized organization costs is $77,731 in 1999.

6.  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

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

In March of 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation -- an interpretation of APB No. 25" (the "Interpretation") which clarifies the application of APB 25 for only certain issues associated with accounting for the issuance or subsequent modifications of stock compensation and is effective July 1, 2000. For certain modifications, including stock options repricings made subsequent to December 15, 1998, the Interpretation requires that variable plan accounting be applied to those modified awards prospectively from July 1, 2000. On February 17, 2000, Carrizo repriced certain employee and director stock options covering 408,500 shares of stock with a weighted average exercise price of $9.13 to a new exercise price of $2.25 through the cancellation of existing options and issuance of new options at current market prices. This repricing may result in the recognition of compensation expense upon adoption of the Interpretation in the third quarter of 2000. Subsequent to the adoption of the Interpretation, the Company will be required to record the effects of the changes in its stock price on the corresponding intrinsic value of the repriced options in its results of operations as compensation expense. The amount of compensation expense, if any, which will be recognized upon adoption on July 1, 2000 cannot be determined until that time.

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors that have affected certain aspects of the Company's financial position and results of operations during the periods included in the accompanying unaudited condensed financial statements. This discussion should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999 and the unaudited condensed financial statements included elsewhere herein. Unless otherwise indicated by the context, references herein to "Carrizo" or "Company" mean Carrizo Oil & Gas, Inc., a Texas corporation that is the registrant.

GENERAL OVERVIEW

The Company began operations in September 1993 and initially focused on the acquisition of producing properties. As a result of the increasing availability of economic onshore 3-D seismic surveys, the Company began to obtain 3-D seismic data and options to lease substantial acreage in 1995 and began to drill its 3-D based prospects in 1996. The Company drilled 32 wells in 1999 and 11 wells through the three months ended March 31, 2000. The Company has budgeted to drill up to 45 gross wells (14.1 net) in 2000; however, in order to drill the expected number of wells the Company may need to obtain additional financing and the actual number of wells drilled will vary depending upon the Company's ability to obtain this financing, success of drilling programs, weather delays and other factors. If the Company drills the number of wells it has budgeted for 2000, depreciation, depletion and amortization, oil and gas operating expenses and production are expected to increase. The Company has typically retained the majority of its interests in shallow, normally pressured prospects and sold a portion of its interests in deeper, overpressured prospects.

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

Due to the instability of oil and natural gas prices, the Company utilizes, from time to time, certain hedging instruments (e.g., NYMEX futures contracts) for a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company's hedging arrangements apply to only a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas, or a sudden unexpected event materially impacts oil or natural gas prices. The Company accounts for all these transactions as hedging activities and, accordingly, gains and losses from hedging activities are included in oil and gas revenues during the period the hedged transactions occur. The Company expects that the amount of hedges that it has in place will vary from time to time. The Company entered into natural gas hedging transactions covering 240,000 MMBtu and 660,000 MMBtu at an average price (Houston Ship Channel) of $2.60 and $2.13 resulting in a gain of $32,000 and $117,000 for the three months ended March 31, 2000 and 1999, respectively. The Company also entered into oil hedging transactions covering 39,300 Bbls at an average price of $25.54 resulting in a loss of $129,000 for the three months ended March 31, 2000. The Company had outstanding natural gas hedge positions as of March 31, 2000 and 1999, respectively, covering 360,000 MMBtu for April-July 2000, and 1,080,000 MMBtu for April-December 1999, at an average price of $2.69 and $1.93 (Houston Ship Channel). The Company also had outstanding oil hedge positions as of March 31, 2000 and 1999, respectively, covering 12,200 Bbls and 54,000 Bbls for April - May 2000 and April - December 1999 at an average price of $25.45 and $15.45. The fair market value of the hedge positions as March 31, 2000 is approximately $(140,000).

The Company uses the full-cost method of accounting for its oil and gas properties. Under this method, all acquisition, exploration and development costs, including any general and administrative costs that are directly attributable to the Company's acquisition, exploration and development activities, are capitalized in a "full-cost pool" as incurred. The Company records depletion of its full-cost pool using the unit-of-production method. To the extent that such capitalized costs in the full-cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the present value (using a 10 percent discount rate) of estimated future net after-tax cash flows from proved oil and gas reserves, such excess costs are charged to operations. Primarily as a result of depressed oil and natural gas prices, and the resulting downward reserve quantity revisions, the Company recorded a ceiling test write-down of $20.3 million in 1998. A ceiling test write-down was not required for the three months ended March 31, 2000 and 1999. Once incurred, a write-down of oil and gas properties is not reversible at a later date.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2000,
Compared to the Three Months Ended March 31, 1999

Oil and natural gas revenues for the three months ended March 31, 2000 increased 132 percent to $4,280,000 from $1,842,000 for the same period in 1999. Production volumes for natural gas during the three months ended March 31, 2000 increased 68 percent to 1,180,616 from 703,694 for the same period in 1999. Average gas prices increased 32 percent to $2.53 per Mcf in the first quarter of 2000 from $1.92 per Mcf in the same period in 1999. Production volumes for oil in the first quarter of 2000 increased 11 percent to 52,811 Bbls from 47,759 Bbls for the same period in 1999. Average oil prices increased 137 percent to $24.53 per barrel in the first quarter of 2000 from $10.33 per barrel in the same period in 1999. The increase in oil production was due primarily to the commencement of production from the Matagorda Project wells in the second half of 1999. Natural gas production increased primarily as a result of the commencement of production from the Matagorda Project wells, the Cedar Point Project Area well and the North La Copita well in the second half of 1999 offset by the natural decline of existing wells. Oil and natural gas revenues include the impact of hedging activities as discussed above under "General Overview."

The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the three months ended March 31, 1999 and 2000:


                                                                            2000 Period
                                                                       Compared to 1999 Period
                                                 March 31,          ----------------------------
                                          -----------------------    Increase       % Increase
                                             1999        2000        (Decrease)      (Decrease)
                                          ----------  -----------   ------------  --------------
Production volumes -
   Oil and condensate (Bbls)                  47,759       52,811          5,052              11%
   Natural gas (Mcf)                         703,694    1,180,616        476,922              68%
Average sales prices - (1)
   Oil and condensate (per Bbls)          $    10.33  $     24.53   $      14.20             137%
   Natural gas (per Mcf)                        1.92         2.53           0.61              32%
Operating revenues -
   Oil and condensate                     $  493,436  $ 1,295,560   $    802,124             163%
   Natural gas                             1,348,878    2,984,037      1,635,159             121%
                                          ----------  -----------   ------------

Total                                     $1,842,314  $ 4,279,597   $  2,437,283             132%
                                          ==========  ===========   ============



------------------
(1)      Includes impact of hedging activities.

Oil and natural gas operating expenses for the three months ended March 31, 2000 increased 18 percent to $878,000 from $744,000 for the same period in 1999 primarily due to the addition of new production offset by a reduction in costs on older producing fields. Operating expenses per equivalent unit decreased 22 percent to $.59 per Mcfe in the first quarter of 2000 from $.75 per Mcfe in the same period in 1999 primarily as a result of the addition of new wells with high production rates and cost control measures implemented in certain oil producing fields offset by decreased production of natural gas as wells naturally decline.

Depreciation, depletion and amortization (DD&A) expense for the three months ended March 31, 2000 increased 77 percent to $1,669,000 from $943,000 for the same period in 1999. This increase was due to increased amortization of deferred loan costs, increased production and additional seismic and drilling costs offset by the lower asset base resulting from the ceiling test write-down in the fourth quarter of 1999. General and administrative expense for the three months ended March 31, 2000 increased three percent to $731,000 from $707,000 for the same period in 1999 primarily as a result of the ramp-up of employee expenses based upon the drilling success during the second half of 1999 offset by cost control measures implemented in the first quarter of 1999.

Interest income for the three months ended March 31, 2000 increased to $164,000 from $6,000 in the first quarter of 1999 primarily as a result of the financing that closed during the fourth quarter of 1999. Net interest expense for the three months ended March 31, 2000, increased to $12,000 from none for the same period in 1999. Capitalized interest increased to $929,000 in the first quarter of 2000 from $260,000 in the first quarter of 1999 primarily as a result of the financing that closed during the fourth quarter of 1999.

Income before income taxes for the three months ended March 31, 2000 increased to income of $1,154,000 from a loss of $546,000 in the same period in 1999. Net income for the three months ended March 31, 2000 increased to income of $1,129,000 from a loss of $630,000 for the same period in 1999 primarily as a result of the factors described above and the charge of $78,000 for the cumulative effect of change in method of reporting costs of start-up activities in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Company has made and will be required to make oil and gas capital expenditures substantially in excess of its net cash flow from operations in order to complete the exploration and development of its existing properties. The Company will require additional sources of financing to fund drilling expenditures on properties currently owned by the Company and to fund leasehold costs and geological and geophysical costs on its active exploration projects.

While the Company believes that the financing consummated in December 1999 will provide sufficient capital to carry out the Company's 2000 exploration plan, management of the Company continues to seek financing for its capital program from a variety of sources. No assurance can be given that the Company will be able to obtain additional financing on terms that would be acceptable to the Company. The Company's inability to obtain additional financing could have a material adverse effect on the Company. Without raising additional capital, the Company anticipates that it will be required to limit or defer its planned oil and gas exploration and development program subsequent to 2000, which could adversely affect the recoverability and ultimate value of the Company's oil and gas properties.

The Company's primary sources of liquidity have included proceeds from the initial public offering, from the December 1999 sale of Subordinated Notes, Common Stock and Warrants, the 1998 sale of shares of Preferred Stock and Warrants, funds generated by operations, equity capital contributions, borrowings, primarily under revolving credit facilities and the Palace agreement.

Cash flows provided by (used in) operations (after changes in working capital) were $(559,000) and $1,968,000 for the three months ended March 31, 1999 and 2000, respectively. The increase in cash flows provided by operations in 2000 as compared to 1999 was due primarily to additional revenue during the first quarter of 2000.

The Company has budgeted capital expenditures for the year ended December 31, 2000 of approximately $13.9 million of which $2.3 million is expected to be used to fund 3-D seismic surveys and land acquisitions and $11.6 million of which is expected to be used for drilling activities in the Company's project areas. The Company has budgeted to drill up to approximately 45 gross wells (14.1 net) in 2000. The actual number of wells drilled and capital expended is dependent upon available financing, cash flow, drilling rigs and other factors.

The Company has continued to reinvest a substantial portion of its cash flows into increasing its 3-D supported drilling prospect portfolio, improving its 3-D seismic interpretation technology and funding its drilling program. Oil and gas capital expenditures were $5.0 million for the three months ended March 31, 2000. The Company's drilling efforts resulted in the successful completion of 18 gross wells (3.2 net) during the year ended December 31, 1999 and 7 gross wells (2.7 net) during the three months ended March 31, 2000.

FINANCING ARRANGEMENTS

In connection with Carrizo's initial public offering in 1997, Carrizo entered into an amended revolving credit facility with Compass Bank (the "Company Credit Facility"), to provide for a maximum loan amount of $25 million, subject to borrowing base limitations. The principal outstanding is due and payable in January 2002, with interest due monthly. The Company Credit Facility was amended in March 1999 to provide for a maximum loan amount under such facility of $10 million. The interest rate on all revolving credit loans is calculated, at the Company's option, at a floating rate based on the Compass index rate or LIBOR plus 2 percent. The Company's obligations are secured by substantially all of its oil and gas properties and cash or cash equivalents included in the borrowing base. Certain members of the Board of Directors have provided collateral, primarily in the form of marketable securities, to secure the revolving credit loans. As of May 1, 2000, the aggregate amount of this collateral was approximately $6.6 million. Under the Company Credit Facility, Compass, in its sole discretion, will make semiannual borrowing base determinations based upon the proved oil and natural gas properties of the Company. Compass may also redetermine the borrowing base and the monthly borrowing base reduction at any time at its discretion. The Company may also request borrowing base redeterminations in addition to the required semiannual reviews at the Company's cost.

In December 1997, the Company Credit Facility was amended to provide for a term loan of $3 million, bearing interest at the Index Rate. The amount outstanding under the $3 million term loan as of December 31, 1998 was $3 million, which was repaid in January 1999.

In September 1998, the Company Credit Facility was further amended to provide for an additional $7 million term loan bearing interest at the Index Rate, of which $7 million was borrowed in the fourth quarter of 1998. In March 1999, the Company Credit Facility was further amended to increase the $7 million term loan by $2 million. In December 1999, $2 million principal amount of the term loan was repaid with proceeds from the sale from the Subordinated Notes, Common Stock and Warrants.

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

Proceeds of the revolving credit loans have been used to provide funding for exploration and development activity. At December 31, 1999 and March 31, 2000, outstanding revolving credit loans totaled $5,876,000, with an additional $1,208,392 and $2,122,416, respectively, available for future borrowings. The outstanding amount of the term loan was $7,000,000 at December 31, 1999 and March 31, 2000. The Company Credit Facility also provides for the issuance of letters of credit, one of which has been issued for $224,000 at December 31, 1999 and March 31, 2000.

In November 1999, certain members of the Board of Directors provided a bridge loan in the amount of $2,000,000, to the Company, secured by certain oil and natural gas properties. This bridge loan bore interest at 14 percent per annum. Also in consideration for the bridge loan, the Company assigned to Messrs. Hamilton, Webster, and Loyd an aggregate 1.0 percent overriding royalty interest ("ORRI") in the Huebner #1 and Fondren Letulle #1 wells (combined with the prior assignment, a 2 percent overriding royalty interest), a .8794 percent ORRI in Neblett #1 (N. La. Copita), a 1.0466 percent ORRI in STS 104-5 #1, a 1.544 percent ORRI in USX Hematite #1, a 2.0 percent ORRI in Huebner #2 and a 2.0 percent ORRI in Burkhart #1. On December 15, 1999 the bridge loan was repaid in its entirety with proceeds from the sale of Common Stock, Subordinated Notes and Warrants. Such overriding royalty interests are limited to the well bore and proportionately reduced to the Company's working interest in the well.

In December 1999, the Company consummated the sale of $22 million principal amount of 9 percent Senior Subordinated Notes due 2007 (the "Subordinated Notes") to an investor group led by CB Capital Investors, L.P. which included certain members of the Board of Directors. The Subordinated Notes were sold at a discount of $688,761 which is being amortized over the life of the notes. Interest is payable quarterly beginning March 31, 2000. The Company may elect, for a period of five years, to increase the amount of the Subordinated Notes for up to 60 percent of the interest which would otherwise be payable in cash. The Subordinated Notes were increased by $353,100 for such interest as of March 31, 2000. Concurrent with the sale of the notes, the Company consummated the sale of 3,636,364 shares of Common Stock at a price of $2.20 per share and Warrants to purchase up to 2,760,189 shares of the Company's Common Stock at an exercise price of $2.20 per share. For accounting purposes, the Warrants are valued at $0.25 per Warrant. The sale was made to an investor group led by CB Capital Investors, L.P. which included certain members of the Board of Directors. The Warrants have an exercise price of $2.20 per share and expire in December 2007.

The Company is subject to certain covenants under the terms under the related Securities Purchase Agreement, including but not limited to, (a) maintenance of a specified Tangible Net Worth, (b) maintenance of a ratio of EBITDA (earnings before interest, taxes depreciation and amortization) to quarterly Debt Service (as defined in the agreement) of not less than 1.00 to 1.00, and (c) limit its capital expenditures to a specified amount for the year ended December 31, 2000, and thereafter to an amount equal to the Company's EBITDA for the immediately prior fiscal year, as well as limits on the Company's ability to (i) incur indebtedness, (ii) incur or allow liens, (iii) engage in mergers, consolidation, sales of assets and acquisitions, (iv) declare dividends and effect certain distributions (including restrictions on distributions upon the Common Stock),
(v) engage in transactions with affiliates (vi) make certain repayments and prepayments, including any prepayment of the Company's Term Loan, any subordinated debt, indebtedness that is guaranteed or credit-enhanced by any affiliate of the Company, and prepayments that effect certain permanent reductions in revolving credit facilities.

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

         None

Item 3 - Defaults Upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 5 - Other Information

                  FORWARD LOOKING STATEMENTS

         The statements contained in all parts of this document, including, but not limited to, those relating to the Company's schedule, targets, estimates or results of future drilling, budgeted wells, increases in wells, budgeted and other future capital expenditures, use of offering proceeds, effects of litigation, expected production or reserves, increases in reserves, acreage working capital requirements, hedging activities, the ability of expected sources of liquidity to implement its business strategy, matters relating to the Palace Agreement, including cost of wells and any effect of that agreement, and any other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe" and similar expression are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, the Company's dependence on its key personnel, factors that affect the Company's ability to manage its growth and achieve its business strategy, risks relating to, limited operating history, technological changes, significant capital requirements of the Company, the potential impact of government regulations, litigation, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks and other factors detailed in the Company's Annual Report on Form 10-K and other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

Item 6 - Exhibits and Reports on Form 8-K

         Exhibits


   Exhibit
   Number                               Description
   -------                              -----------
    +2.1    --    Combination Agreement by and among the Company, Carrizo
                  Production, Inc., Encinitas Partners Ltd., La Rosa Partners
                  Ltd., Carrizo Partners Ltd., Paul B. Loyd, Jr., Steven A.
                  Webster, S.P. Johnson IV, Douglas A.P. Hamilton and Frank A.
                  Wojtek dated as of September 6, 1997 (incorporated herein by reference to Exhibit 2.1 to the Company's Registration
                  Statement on Form S-1 (Registration No. 333-29187)).

    +3.1    --    Amended and Restated Articles of Incorporation of the Company
                  (incorporated herein by reference to Exhibit 3.1 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1997).

    +3.2    --    Amended and Restated Bylaws of the Company, as amended by
                  Amendment No. 1 (incorporated herein by reference to Exhibit
                  3.2 to the Company's Registration Statement on Form 8-A
                  (Registration No. 000-22915) and Amendment No. 2 (incorporated herein by reference to Exhibit 3.2 to the Company's Current
                  Report on Form 8-K dated December 15, 1999).

    +4.1    --    Ninth Amendment to First Amended, Restated and Combined Loan
                  Agreement by and between Carrizo Oil & Gas, Inc. and Compass
                  Bank dated August 27, 1999 (incorporated herein by reference to Exhibit 99.10 to the Company's Current Report on Form 8-K
                  dated December 15, 1999).

    27.1    --    Financial Data Schedule.

+   Incorporated herein by reference as indicated.

         Reports on Form 8-K

              None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Carrizo Oil & Gas, Inc.
                                   (Registrant)



Date:  May 15, 2000                By:  /s/ S. P. Johnson, IV
                                   --------------------------------------------
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



Date:  May 15, 2000                By:  /s/ Frank A. Wojtek
                                   --------------------------------------------
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

   Exhibit
   Number                               Description
   -------                              -----------
    +2.1    --    Combination Agreement by and among the Company, Carrizo
                  Production, Inc., Encinitas Partners Ltd., La Rosa Partners
                  Ltd., Carrizo Partners Ltd., Paul B. Loyd, Jr., Steven A.
                  Webster, S.P. Johnson IV, Douglas A.P. Hamilton and Frank A.
                  Wojtek dated as of September 6, 1997 (Incorporated herein by reference to Exhibit 2.1 to the Company's Registration
                  Statement on Form S-1 (Registration No. 333-29187)).

    +3.1    --    Amended and Restated Articles of Incorporation of the Company
                  (Incorporated herein by reference to Exhibit 3.1 to the
                  Company's Annual Report on Form 10-K for the year ended
                  December 31, 1997.

    +3.2    --    Amended and Restated Bylaws of the Company, as amended by
                  Amendment No. 1 (incorporated herein by reference to Exhibit
                  3.2 to the Company's Registration Statement on Form 8-A
                  (Registration No. 000-22915) and Amendment No. 2 (incorporated herein by reference to Exhibit 3.2 to the Company's Current
                  Report on Form 8-K dated December 15, 1999).

    +4.1    --    Ninth Amendment to First Amended, Restated and Combined Loan
                  Agreement by and between Carrizo Oil & Gas, Inc. and Compass
                  Bank dated August 27, 1999 (incorporated herein by references to Exhibit 99.10 to the Company's Current Report on Form 8-K
                  dated December 15, 1999).

    27.1    --    Financial Data Schedule.

+   Incorporated herein by reference as indicated.