Form 10-Q
period 2000-06-30
CARRIZO OIL & GAS INC
filed 2000-08-14
CIK 1040593

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended JUNE 30, 2000
                                                 -------------


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

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of August 8, 2000, the latest practicable date, was 14,028,864.

                             CARRIZO OIL & GAS, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000
                                      INDEX


PART I. FINANCIAL INFORMATION                                                                               PAGE

        Item 1.       Condensed Balance Sheets
                      -  As of June 30, 2000 and December 31, 1999                                            2

                      Condensed Statements of Operations
                      -  For the three-month and six-month periods ended
                         June 30, 1999 and 2000                                                               3

                      Condensed Statements of Cash Flows
                      -  For the six-month periods ended June 30, 1999 and
                         2000                                                                                 4

                      Notes to Condensed Financial Statements                                                 5

        Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                    10

PART II. OTHER INFORMATION

        Items 1-6.                                                                                           17

SIGNATURES                                                                                                   20

                             CARRIZO OIL & GAS, INC.

                            CONDENSED BALANCE SHEETS


                                                                                December 31,          June 30,
                                                                                    1999                2000
                                                                                ------------        ------------
                                         ASSETS                                                      (Unaudited)

CURRENT ASSETS:
Cash and cash equivalents                                                       $ 11,345,618        $ 11,631,027
Accounts receivable, net of allowance for doubtful accounts of
   $480,000 at December 31, 1999 and June 30, 2000, respectively                   4,424,283           4,616,727
Advances to operators                                                              1,266,770           2,153,436
Other current assets                                                                 487,398             752,801
                                                                                ------------        ------------
                                  Total current assets                            17,524,069          19,153,991

PROPERTY AND EQUIPMENT, net (full-cost method of accounting for
   oil and gas properties)                                                        64,336,738          63,431,171
DEFERRED INCOME TAXES                                                                820,252             820,252
OTHER ASSETS                                                                         985,315           1,105,341
                                                                                ------------        ------------
                                                                                $ 83,666,374        $ 84,510,755
                                                                                ============        ============

                          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable, trade                                                         $  4,095,567        $  3,178,605
Accrued liabilities                                                                  481,239             420,398
Advances for joint operations                                                      1,066,203             277,634
Current maturities of long-term debt                                               3,542,742           5,271,082
                                                                                ------------        ------------
                               Total current liabilities                           9,185,751           9,147,719

LONG-TERM DEBT (Note 3)                                                           33,627,265          30,917,702

SHAREHOLDERS' EQUITY:
Warrants (3,010,189 outstanding at December 31, 1999 and June 30, 2000)              765,047             765,047
Common Stock (40,000,000 shares authorized with 14,011,364 issued and outstanding at December 31, 1999 and June 30, 2000,
   respectively)                                                                     140,114             140,114
Additional paid-in capital                                                        62,608,343          62,608,343
Accumulated deficit                                                              (22,660,146)        (19,068,170)
                                                                                ------------        ------------
                                                                                  40,853,358          44,445,334
                                                                                ------------        ------------
                                                                                $ 83,666,374        $ 84,510,755
                                                                                ============        ============

   The accompanying notes are an integral part of these financial statements.

                             CARRIZO OIL & GAS, INC.

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                           For the Three                            For the Six
                                                           Months Ended                             Months Ended
                                                             June 30,                                 June 30,
                                                  --------------------------------        --------------------------------
                                                      1999                2000                1999                2000
                                                  ------------        ------------        ------------        ------------

OIL AND NATURAL GAS REVENUES                      $  1,925,265        $  5,826,737        $  3,767,580        $ 10,106,334

COSTS AND EXPENSES:
   Oil and natural gas operating expenses              636,840             983,521           1,380,545           1,861,188
   Depreciation, depletion and amortization            985,053           1,740,600           1,928,244           3,409,406
   General and administrative                          480,474             724,157           1,187,999           1,455,283
                                                  ------------        ------------        ------------        ------------

Total costs and expenses                             2,102,367           3,448,278           4,496,788           6,725,877
                                                  ------------        ------------        ------------        ------------

OPERATING INCOME (LOSS)                               (177,102)          2,378,459            (729,208)          3,380,457

OTHER INCOME AND EXPENSES:
   Interest income                                       6,879             110,929              13,364             274,700
   Interest expense                                   (343,397)           (873,052)           (603,779)         (1,813,889)
   Capitalized interest                                340,306             872,692             600,688           1,801,775
                                                  ------------        ------------        ------------        ------------

INCOME (LOSS) BEFORE INCOME TAXES                     (173,314)          2,489,028            (718,935)          3,643,043

INCOME TAXES                                             7,002              25,567              14,004              51,067
                                                  ------------        ------------        ------------        ------------

NET INCOME (LOSS) BEFORE CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE           (180,316)          2,463,461            (732,939)          3,591,976

CUMULATIVE EFFECT OF CHANGE IN
   METHOD OF REPORTING COSTS OF
   START-UP ACTIVITIES (Note 6)                             --                  --              77,731                  --
                                                  ------------        ------------        ------------        ------------

NET INCOME (LOSS)                                 $   (180,316)       $  2,463,461        $   (810,670)       $  3,591,976
                                                  ============        ============        ============        ============

LESS:  DIVIDENDS AND ACCRETION ON
   PREFERRED SHARES                                   (806,736)                 --          (1,595,579)                 --
                                                  ------------        ------------        ------------        ------------

NET INCOME (LOSS) AVAILABLE TO
   COMMON SHAREHOLDERS                            $   (987,052)       $  2,463,461        $ (2,406,249)       $  3,591,976
                                                  ============        ============        ============        ============

BASIC INCOME (LOSS) PER COMMON SHARE
    BEFORE CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE (Note 2)              $      (0.10)       $       0.18        $      (0.22)       $       0.26

BASIC INCOME (LOSS) PER COMMON SHARE
   OF CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE (Notes 2 and 5)                     --                  --               (0.01)                 --
                                                  ------------        ------------        ------------        ------------

BASIC INCOME (LOSS) PER
   COMMON SHARE (Note 2)                          $      (0.10)       $       0.18        $      (0.23)       $       0.26
                                                  ============        ============        ============        ============
DILUTED INCOME (LOSS) PER COMMON SHARE
   BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE (Note 2)               $      (0.10)       $       0.15        $      (0.22)       $       0.23

DILUTED INCOME (LOSS) PER COMMON SHARE
   OF CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE (Notes 2 and 5)                     --                  --               (0.01)                 --
                                                  ------------        ------------        ------------        ------------
DILUTED INCOME (LOSS) PER COMMON
   SHARE (Note 2)                                 $      (0.10)       $       0.15         $      0.23         $      0.23
                                                  ============        ============        ============        ============


   The accompanying notes are an integral part of these financial statements.

                             CARRIZO OIL & GAS, INC.

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                                         For the Six
                                                                         Months Ended
                                                                           June 30,
                                                                 --------------------------------
                                                                     1999                2000
                                                                 ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                             $   (810,670)       $  3,591,976
   Adjustment to reconcile net income (loss)
     to net cash provided by operating activities-
       Depreciation, depletion and amortization                     1,928,244           3,409,406
       Discount accretion                                                  --              15,444
       Cumulative effect of change in accounting principle             77,731                  --
   Changes in assets and liabilities-
     Accounts receivable                                            1,139,141            (192,444)
     Other assets                                                     (89,416)           (544,429)
     Accounts payable, trade                                        2,277,632             139,363
     Other current liabilities                                       (149,491)            (60,841)
                                                                 ------------        ------------
       Net cash provided by
         operating activities                                       4,373,171           6,358,475
                                                                 ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, accrual basis                             (5,327,514)         (7,419,966)
   Proceeds from sale of Metro Project                                     --           5,075,127
   Adjustment to cash basis                                          (251,031)           (450,279)
   Advances to operators                                              131,195            (886,666)
   Advances for joint operations                                                         (788,569)
                                                                 ------------        ------------
     Net cash used in
       investing activities                                        (5,447,350)         (4,470,353)
                                                                 ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                       100,000                  --
   Debt repayments                                                         --          (1,602,713)
                                                                 ------------        ------------
     Net cash provided by (used in)
       financing activities                                           100,000          (1,602,713)
                                                                 ------------        ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                 (974,179)            285,409

CASH AND CASH EQUIVALENTS, beginning of period                      1,187,656          11,345,618
                                                                 ------------        ------------

CASH AND CASH EQUIVALENTS, end of period                         $    213,477        $ 11,631,027
                                                                 ============        ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest (net of amounts capitalized)           $      3,085        $     12,114
                                                                 ============        ============

   The accompanying notes are an integral part of these financial statements.

                             CARRIZO OIL & GAS, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)


1.   ACCOUNTING POLICIES

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

2.   EARNINGS PER COMMON SHARE:

Supplemental earning per share information is provided below:

                                                                  For the Three Months Ended June 30,
                                       ----------------------------------------------------------------------------------------
                                                Income (Loss)                        Shares                   Per-Share Amount
                                           1999              2000             1999             2000           1999        2000
                                       -------------      ----------       ----------       ----------       ------       -----

Net income (loss)                       $ (180,316)       $2,463,461
Less:  Dividends and accretion
   on preferred stock                     (806,736)               --
                                        ----------        ----------
Basic Earnings per Share
   Net income (loss) available to
     common shareholders                  (987,052)        2,463,461       10,375,000       14,011,364       $(0.10)      $0.18
                                                                                                             ======       =====
Stock Options and Warrants                      --                --               --        2,077,334
                                        ----------        ----------       ----------       ----------
Diluted Earnings per Share Net
     Income (loss) available to
       common shareholders plus
         assumed conversions            $ (987,052)       $2,463,461       10,375,000       16,088,698       $(0.10)      $0.15
                                        ==========        ==========       ==========       ==========       ======       =====

                                                                       For the Six Months Ended June 30,
                                       -------------------------------------------------------------------------------------------
                                               Income (Loss)                           Shares                    Per-Share Amount
                                          1999               2000              1999              2000           1999         2000
                                       -----------        -----------       -----------       -----------       -----        -----

Net income (loss) before
   cumulative effect of change
      in accounting principle          $  (732,939)       $ 3,591,976
Less:  Dividends and accretion
   on preferred stock                   (1,595,579)                --
                                       -----------        -----------
Basic Earnings per Share
   before cumulative change in
     accounting principle
   Net income (loss) available to
     common shareholders                (2,328,518)         3,591,976        10,375,000        14,011,364       $(0.22)      $0.26
                                                                                                                ======       =====
Stock Options and Warrants                      --                 --                --         1,663,082
                                       -----------        -----------       -----------       -----------
Diluted Earnings per Share
   before cumulative effect of
     change in accounting principle
   Net income (loss) available to
     common shareholders plus
       assumed conversions              (2,328,518)         3,591,976        10,375,000        15,674,446       $(0.22)      $0.23
                                       ===========        ===========       ===========       ===========       ======       =====
Cumulative effect of change in
   accounting principle                $   (77,731)       $        --
Basic Earnings per Share of
   cumulative effect of change in
     accounting principle
   Net loss available to common
     shareholders                          (77,731)                --        10,375,000        14,011,364       $(0.01)      $  --
                                                                                                                ======       =====
Stock Options and Warrants                      --                 --                --         1,663,082
                                       -----------        -----------       -----------       -----------
Diluted Earnings per Share before
   cumulative effect of change in
     accounting principle
   Net loss available to common
     shareholders plus assumed
       conversions                     $   (77,731)       $        --        10,375,000        15,674,446       $(0.01)      $  --
                                       ===========        ===========       ===========       ===========       ======       =====
Net Income (loss)                      $  (810,670)       $ 3,591,976
Less:  Dividends and accretion
   on preferred stock                   (1,595,579)                --
                                       -----------        -----------
Basic Earnings per Share
   Net income (loss) available to
     common shareholders                (2,406,249)         3,591,976        10,375,000        14,011,364
                                                                                                                $(0.23)      $0.26
                                                                                                                ======       =====
Stock Options and Warrants                      --                 --                --         1,663,082
                                       -----------        -----------       -----------       -----------
Diluted Earnings per Share Net
   Income (loss) available to
    common shareholders plus
      assumed conversions              $(2,406,249)       $ 3,591,976        10,375,000        15,674,446       $(0.23)      $0.23
                                       ===========        ===========       ===========       ===========       ======       =====

Net income (loss) per common share has been computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the periods. The Company had outstanding 443,500 stock options and 1,000,000 warrants, during the three months and six months ended June 30, 1999, respectively, which were antidilutive and were not included in the calculation because the exercise price of these instruments exceeded the underlying market value of the options and warrants.

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

At December 31, 1999 and June 30, 2000, amounts outstanding under the Borrowing Base Facility totaled $5,876,000 and $5,426,000, respectively, with an additional $1,208,392 and $4,170,000, respectively, available for future borrowings. The Borrowing Base totaled $7,308,382 and $10,270,000 at December 31, 1999 and June 30, 2000, respectively. The Borrowing Base Facility was also available for letters of credit, one of which has been issued for $224,000 at December 31, 1999 and June 30, 2000. Certain members of the Board of Directors have provided collateral, primarily in the form of marketable securities, to secure the Borrowing Base Facility. As of August 1, 2000, the aggregate amount of this collateral was approximately $3.0 million.

The Term Loan was initially due and payable upon maturity in September 1999. The Company had $7,000,000 outstanding under the Term Loan at December 31, 1998. In March 1999, the Company borrowed an additional $2 million on the term loan portion of the Company Credit Facility increasing outstanding borrowings under the Term Loan to $9 million. In March 1999, the maturity date of the Term Loan was amended to provide for twelve monthly installments of $750,000 beginning January 1, 2000. In December 1999, the additional $2 million under the term loan was repaid with proceeds from the sale of the Subordinated Notes, Common Stock and Warrants leaving $7,000,000 outstanding at December 31, 1999 and June 30, 2000. The repayment terms were also amended to provide for $1.74 million of principal due ratably over the last six months of 2000, $2.64 million of principal due ratably over the first six months of 2001, and the balance due in July 2001. Certain members of the Board of Directors have guaranteed the Term Loan.

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

In December 1999, the Company consummated the sale of $22 million principal amount of 9 percent Senior Subordinated Notes due 2007 (the "Subordinated Notes") to an investor group led by CB Capital Investors, L.P. which included certain members of the Board of Directors. The Company also sold Common Stock and Warrants to this investor group. The Subordinated Notes were sold at a discount of $688,761, which is being amortized over the life of the notes. Interest is payable quarterly beginning June 30, 2000. The Company may elect to increase the amount of the Subordinated Notes for 60 percent of the interest which would otherwise be payable in cash. The Subordinated Notes were increased by $606,046 for such interest as of June 30, 2000. Such Senior Subordinated Notes had a fair market value at June 30, 2000 of approximately $22 million.

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

During 1999, Carrizo restructured certain current accounts payable into vendor notes, extending the payment dates through 2001. Such notes totaled $1,778,982 at June 30, 2000 and bear interest at rates of 8 percent to 10 percent.

4.   INCOME TAXES:

The Company decreased the valuation allowance associated with $2,489,028 and $3,643,043 of its net operating loss carryforwards for three month and six month periods ended June 30, 2000 as management has determined that it is more likely than not that such carryforwards will be utilized based upon the Company's latest estimate of future taxable income. As a result of this determination, the Company realized a deferred tax benefit in the amount of $881,660 and $1,311,065 for the three and six months ended June 30, 2000.

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

6.   COMMITMENTS AND CONTINGENCIES:

The Company, as one of three plaintiffs, has filed a lawsuit against BNP Petroleum Corporation, Seiskin Interests, LTD, Pagenergy Company, LLC and Gap Marketing Company, LLC, as defendants, in the 229th Judicial District Court of Duval County, Texas, for fraud and breach of contract in connection with an agreement between plaintiffs and defendants whereby the defendants were obligated to drill a test well in an area known as the Slick Prospect in Duval County, Texas. The allegations of the Company in this litigation are that BNP gave the Company inaccurate and incomplete information on which the Company relied in making its decision not to participate in the test well and the prospect, resulting in the loss of the Company's interest in the lease, the test well and four subsequent wells drilled in the prospect. The Company seeks to enforce its approximate 23.68% interest in the prospect and seeks damages or rescission, as well as costs and attorneys' fees. The case was originally filed in Duval County, Texas on February 25, 2000.

In mid March, 2000, the defendants filed an original answer and certain counterclaims against plaintiffs, seeking unspecified damages for slander of title, tortious interference with business relations, bad-faith litigation, and exemplary damages. The case proceeded to trial before the Court (without a jury) on June 19, 2000. The trial is currently in recess and is expected to resume on September 5, 2000. On July 3, 2000, the Company became aware that on June 30, 2000, defendants filed a second amended answer and counterclaim and certain supplemental responses to requests for disclosure in which they stated that they were seeking damages in the amount of $33.5 million by virtue of an alleged lost sale of the subject properties, $17 million in alleged lost profits from other prospective contracts, and unspecified incidental and consequential damages from the alleged wrongful suspension of funds under their gas sales contract with the gas purchaser on the properties, alleged damage to relationships with trade creditors and financial institutions, including the inability to leverage the Slick Prospect, and attorneys' fees at prevailing hourly rates in Duval County, Texas incurred in defending against plaintiffs' claims and for 40% of any aggregate recovery in prosecuting their counterclaims.

While the Company believes it has sufficient legal defenses to all of the defendants' counterclaims and intends to vigorously defend itself in this matter, there can be no assurance that the outcome of any portion of this litigation will be favorable to the Company. An adverse outcome on the counterclaims or related matters could have a material adverse effect on the Company.

The Company has also alleged that BNP Petroleum Corporation, Seiskin Interests, LTD and Pagenergy Company, LLC breached a contract with the plaintiffs by obtaining oil and gas leases within an area restricted by that contract. This breach of contract allegation is the subject of an additional lawsuit by plaintiffs in the 165th District Court in Harris County, Texas. The Company is seeking damages as a result of defendants' actions as well as costs and attorneys' fees.

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

SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities -- an Amendment of SFAS No. 133" is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance. Statement No. 133 cannot be applied retroactively. Statement No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 and, at the Company's election, before January 1, 1999. The Company routinely enters into financial instrument contracts to hedge price risks associated with the sale of crude oil and natural gas. Statement No. 133 amends, modifies and supercedes significantly all of the authoritative literature governing the accounting for and disclosure of derivative financial instruments and hedging activities. As a result, adoption of Statement No. 133 will impact the accounting for and disclosure of the Company's operations. The Company intends to adopt the provisions of such statement in accordance with the requirements provided by the statement. Management is currently assessing the financial statement impact; however, such impact is not determinable at this time.

In March of 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions involving Stock

Compensation - an interpretation of APB No. 25" ("the Interpretation") which clarifies the application of APB 25 for only certain issues associated with accounting for the issuance or subsequent modifications of stock compensation and is effective July 1, 2000. For certain modifications, including stock options repricings made subsequent to December 15, 1998, the Interpretation requires that variable plan accounting be applied to those modified awards prospectively from July 1, 2000. On February 17, 2000, Carrizo repriced certain employee and director stock options covering 358,500 shares of stock with a weighted average exercise price of $9.13 to a new exercise price of $2.25 through the cancellation of existing options and issuance of new options at current market prices. This repricing resulted in the recognition of $714,000 of compensation expense upon adoption of the Interpretation in the third quarter of 2000 which will be recognized in income over the remaining vesting period for those options through February 2003. Subsequent to the adoption of the Interpretation, the Company will be required to record the effects of any further changes in its stock price on the corresponding intrinsic value recognized on July 1, 2000 of the repriced options in its results of operations as compensation expense until the repriced options either are exercised or expire.

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

GENERAL OVERVIEW

The Company began operations in September 1993 and initially focused on the acquisition of producing properties. As a result of the increasing availability of economic onshore 3-D seismic surveys, the Company began to obtain 3-D seismic data and options to lease substantial acreage in 1995 and began to drill its 3-D based prospects in 1996. The Company drilled 32 wells in 1999 and 20 wells through the six months ended June 30, 2000. The Company has budgeted to drill up to 45 gross wells (14.1 net) in 2000; however, in order to drill the expected number of wells the Company may need to obtain additional financing, and the actual number of wells drilled will vary depending upon the Company's ability to obtain this financing, success of drilling programs, and other factors. If the Company drills the number of wells it has budgeted for 2000, depreciation, depletion and amortization, oil and gas operating expenses and production are expected to increase. The Company has typically retained the majority of its interests in shallow, normally pressured prospects and sold a portion of its interests in deeper, overpressured prospects.

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

Due to the instability of oil and natural gas prices, the Company began utilizing, from time to time, certain hedging instruments (e.g., NYMEX futures contracts) for a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company's hedging arrangements apply to only a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas, or a sudden unexpected event materially impacts oil or natural gas prices. The Company accounts for all these transactions as hedging activities and, accordingly, gains and losses from hedging activities are included in oil and gas revenues during the period the hedged transactions occur. The Company expects that the amount of hedges that it has in place will vary from time to time. The Company entered into natural gas hedging transactions covering 240,000 MMbtu and 240,000 MMbtu at an average price (Houston Ship Channel) of $2.60 and $3.50 resulting in a gain of $32,000 and a loss of $340,000 for the three and six months ended June 30, 2000, respectively. The Company also entered into oil hedging transactions covering 39,300 Bbls and 12,200 Bbls at an average price of $25.54 and $25.45 resulting in a loss of $129,000 and a gain of $1,000 for the three and six months ended June 30, 2000, respectively. Further, the Company entered into natural gas hedging transactions covering 420,000 MMbtu and 1,080,000 MMbtu at an average price (Houston Ship Channel) of $1.98 and $2.07 resulting in a loss of $85,000 and a gain of $32,000 for the three and six months ended June 30, 1999, respectively. The Company had outstanding hedge positions as of June 30, 2000 and 1999, respectively, covering 600,000 MMbtu for July-December 2000 and 720,000 MMbtu for July-December 1999 at an average price of $3.61 and $1.93 (Houston Ship Channel). The Company also had outstanding hedge positions as of June 30, 2000 and 1999, respectively, covering 18,000 Bbls for July-September 2000 and 36,000 Bbls for July-December 1999 at an average price of $26.45 and $15.45. The fair market value of the hedge positions as June 30, 2000 is approximately $(533,000).

The Company uses the full-cost method of accounting for its oil and gas properties. Under this method, all acquisition, exploration and development costs, including any general and administrative costs that are directly attributable to the Company's acquisition, exploration and development activities, are capitalized in a "full-cost pool" as incurred. The Company records depletion of its full-cost pool using the unit-of-production method. To the extent that such capitalized costs in the full-cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the present value (using a 10 percent discount rate) of estimated future net after-tax cash flows from proved oil and gas reserves, such excess costs are charged to operations. Primarily as a result of depressed oil and natural gas prices, and the resulting downward reserve quantity revisions, the Company recorded a ceiling test write-down of $20.3 million in 1998. A ceiling test write-down was not required for the three months and six months ended June 30, 2000 and 1999. Once incurred, a write-down of oil and gas properties is not reversible at a later date.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2000,
Compared to the Three Months Ended June 30, 1999

Oil and natural gas revenues for the three months ended June 30, 2000 increased 203 percent to $5,827,000 from $1,925,000 for the same period in 1999. Production volumes for natural gas during the three months ended June 30, 2000 increased 100 percent to 1,396,688 Mcf from 697,268 Mcf for the same period in 1999. Average gas prices increased 60 percent to $3.15 per Mcf in the second quarter of 2000 from $1.97 per Mcf in the same period in 1999. Production volumes for oil in the second quarter of 2000 increased 21 percent to 51,430 Bbls from 42,562 Bbls for the same period in 1999. Average oil prices increased 115 percent to $27.72 per barrel in the second quarter of 2000 from $12.92 per barrel in the same period in 1999. Oil and natural gas production increased primarily as a result of the commencement of production from the Cabeza Creek Project wells, additional Matagorda Project wells, the Cedar Point Project well and higher than anticipated production from wells in which the Company had a back-in working interest after pay out, offset by the natural decline of existing wells. Oil and natural gas revenues include the impact of hedging activities as discussed above under "General Overview."

The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the three months ended June 30, 1999 and 2000:

                                                                               2000 Period
                                                                          Compared to 1999 Period
                                                June 30,                ---------------------------
                                      ---------------------------        Increase        % Increase
                                         1999             2000          (Decrease)       (Decrease)
                                      ----------       ----------       ----------       ----------

Production volumes-
   Oil and condensate (Bbls)              42,562           51,430            8,868               21%
   Natural gas (Mcf)                     697,268        1,396,688          699,420              100%
Average sales prices-(1)
   Oil and condensate (per Bbl)       $    12.92       $    27.72       $    14.80              115%
   Natural gas (per Mcf)                    1.97             3.15             1.18               60%
Operating revenues-
   Oil and condensate                 $  550,047       $1,425,850       $  875,803              159%
   Natural gas                         1,375,218        4,400,887        8,025,669              220%
                                      ----------       ----------       ----------

Total                                 $1,925,265       $5,826,737       $3,901,472              203%
                                      ==========       ==========       ==========

----------

(1)  Includes impact of hedging activities.

Oil and natural gas operating expenses for the three months ended June 30, 2000 increased 54 percent to $984,000 from $637,000 for the same period in 1999 primarily due to the additional severance tax on the additional revenue and the addition of new production offset by a reduction in costs on older producing fields. Operating expenses per equivalent unit decreased to $.58 per Mcfe in the second quarter of 2000 from $.67 per Mcfe in the same period in 1999 as a result of the increase in production of natural gas and cost control measures implemented in certain oil producing fields.

Depreciation, depletion and amortization (DD&A) expense for the three months ended June 30, 2000 increased 76 percent to $1,741,000 from $985,000 for the same period in 1999. This increase was due to increased amortization of deferred loan costs, increased production and additional seismic and drilling costs offset by the lower asset base resulting from the ceiling test write-down in the fourth quarter of 1998 and the sale of the Metro Project in the second quarter of 2000. General and administrative expense for the three months ended June 30, 2000 increased 51 percent to $724,000 from $480,000 for the same period in 1999 primarily as a result of ramp-up of employee expenses based upon the drilling success in the last twelve months offset by cost control measures implemented in the first quarter of 1999.

Interest income for the three months ended June 30, 2000 increased to $111,000 from $7,000 in the second quarter of 1999 primarily as a result of the financing that closed during the fourth quarter of 1999. Net interest expense for the three months ended June 30, 2000, decreased to zero from $3,000 from in the same period in 1999. Capitalized interest increased to $873,000 in the second quarter of 2000 from $340,000 in the second quarter of 1999 primarily as a result of the financing that closed during the fourth quarter of 1999.

Income before income taxes for the three months ended June 30, 2000 increased to $2,489,000 from a loss of $173,000 in the same period in 1999. Net income for the three months ended June 30, 2000 increased to $2,463,000 from a loss of $180,000 for the same period in 1999 primarily as a result of the factors described above.

Six Months Ended June 30, 2000,
Compared to the Six Months Ended June 30, 1999

Oil and natural gas revenues for the six months ended June 30, 2000 increased 168 percent to $10,107,000 from $3,768,000 for the same period in 1999. Production volumes for natural gas during the six months ended June 30, 2000 increased 84 percent to 2,577,304 Mcf from 1,400,962 Mcf for the same period in 1999. Average gas prices increased 47 percent to $2.87 per Mcf in the first half of 2000 from $1.94 per Mcf in the same period in 1999. Production volumes for oil in the first half of 2000 increased 15 percent to 104,241 Bbls from 90,321 Bbls for the same period in 1999. Average oil prices increased 126 percent to $26.11 per barrel in the first half of 2000 from $11.55 per barrel in the same period in 1999. Oil and natural gas production increased primarily as a result of the commencement of production from the Cabeza Creek Project wells, additional Matagorda Project wells, the Cedar Point Project well and higher than anticipated production from wells in which the Company had a back-in working interest after payout, offset by the natural decline of existing wells. Oil and natural gas revenues include the impact of hedging activities as discussed above under "General Overview."

The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the six months ended June 30, 1999 and 2000:

                                                                                  2000 Period
                                                                             Compared to 1999 Period
                                                 June 30,                 -----------------------------
                                      -----------------------------        Increase         % Increase
                                         1999              2000           (Decrease)        (Decrease)
                                      -----------       -----------       -----------       -----------

Production volumes-
   Oil and condensate (Bbls)               90,321           104,241            13,920                15%
   Natural gas (Mcf)                    1,400,962         2,577,304         1,176,342                84%
Average sales prices-(1)
   Oil and condensate (per Bbl)       $     11.55       $     26.11       $     14.57               126%
   Natural gas (per Mcf)                     1.94              2.87              0.93                47%
Operating revenues-
   Oil and condensate                 $ 1,043,484       $ 2,722,410       $ 1,678,926               161%
   Natural gas                          2,724,096         7,384,924         4,660,828               171%
                                      -----------       -----------       -----------

Total                                 $ 3,767,580       $10,107,334       $ 6,339,754               168%
                                      ===========       ===========       ===========

----------

(1)  Includes impact of hedging activities.

Oil and natural gas operating expenses for the six months ended June 30, 2000 increased 35 percent to $1,861,000 from $1,381,000 for the same period in 1999 primarily due to the addition of new wells offset by a reduction in costs on older producing fields. Operating expenses per equivalent unit decreased to $.58 per Mcfe in the first half of 2000 from $.71 per Mcfe in the same period in 1999 as a result of increased production of natural gas and the implementation of cost control measures in certain oil producing fields during the first quarter of 1999.

Depreciation, depletion and amortization (DD&A) expense for the six months ended June 30, 2000 increased 77 percent to $3,409,406 from $1,928,000 for the same period in 1999. This increase was due to increased amortization of deferred loan costs, additional production and seismic and drilling costs offset by the lower asset base resulting from the ceiling test write-down in the fourth quarter of 1998 and the sale of the Metro Project in the second quarter of 2000. General and administrative expense for the six months ended June 30, 2000 increased 22 percent to $1,455,000 from $1,188,000 for the same period in 1999 primarily as a result of the ramp-up of employee expenses based upon the drilling success during the second half of 1999 and the first half of 2000, offset by cost control measures implemented in the first quarter of 1999.

Interest income for the six months ended June 30, 2000 increased to $275,000 from $13,000 in the first half of 1999. Net interest expense for the six months ended June 30, 2000 increased to $12,000 from $3,000 for the same period in 1999. Capitalized interest increased to $1,802,000 in the first half of 2000 from $601,000 in the first half of 1999 primarily as a result of the financing that closed during the fourth quarter of 1999.

Income (loss) before income taxes for the six months ended June 30, 2000 increased to income of $3,643,000 from a loss of $719,000 for the same period in 1999. Net income (loss) for the six months ended June 30, 2000 increased to income of $3,592,000 from a loss of $811,000 for the same period in 1999 primarily as a result of the factors described above and the charge of $78,000 for the cumulative effect of change in method of reporting costs of start-up activities.

LIQUIDITY AND CAPITAL RESOURCES

The Company has made and will be required to make oil and gas capital expenditures substantially in excess of its net cash flow from operations in order to fully explore and develop its existing properties.

While the Company believes that the financing consummated in December 1999 combined with the proceeds from the recent sale of the Company's interest in the Metro Project Area will provide sufficient capital to carry out the Company's 2000 exploration plan, management of the Company continues to seek financing for its future capital program from a variety of sources. No assurance can be given that the Company will be able to obtain additional financing on terms that would be acceptable to the Company. Without raising additional capital, the Company anticipates that it could be required to limit or defer its planned oil and gas exploration and development program subsequent to 2000, which could adversely affect the recoverability and ultimate value of the Company's oil and gas properties.

The Company's primary sources of liquidity have included proceeds from the initial public offering, from the December 1999 sale of Subordinated Notes, Common Stock and Warrants, the 1998 sale of shares of Preferred Stock and Warrants, funds generated by operations, equity capital contributions, borrowings, primarily under revolving credit facilities and the Palace agreement and the sale of the Company's interest in the Metro Project Area in June 2000 for approximately $5.1 million.

Cash flows provided by operations (after changes in working capital) were $4,373,000 and $7,864,000 for the six months ended June 30, 1999 and 2000, respectively. The increase in cash flows provided by operations in 2000 as compared to 1999 was due primarily to additional revenue due to higher production and higher oil and gas prices during the first half of 2000.

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

The Company has continued to reinvest a substantial portion of its cash flows into increasing its 3-D supported drilling prospect portfolio, improving its 3-D seismic interpretation technology and funding its drilling program. Oil and gas capital expenditures were $7.4 million for the six months ended June 30, 2000. The Company's drilling efforts resulted in the successful completion of 18 gross wells (3.2 net) during the year ended December 31, 1999 and 13 gross wells (3.9 net) during the six months ended June 30, 2000.

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

Proceeds of the revolving credit loans have been used to provide funding for exploration and development activity. At December 31, 1999 and June 30, 2000, outstanding revolving credit loans totaled $5,876,000 and $5,426,000, respectively with an additional $1,208,392 and $4,170,000, respectively, available for future borrowings. The outstanding amount of the term loan was $7,000,000 at December 31, 1999 and June 30, 2000. The Company Credit Facility also provides for the issuance of letters of credit, one of which has been issued for $224,000 at December 31, 1999 and June 30, 2000.

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

In December 1999, the Company consummated the sale of $22 million principal amount of 9 percent Senior Subordinated Notes due 2007 (the "Subordinated Notes") to an investor group led by CB Capital Investors, L.P. which included certain members of the Board of Directors. The Subordinated Notes were sold at a discount of $688,761 which is being amortized over the life of the notes. Interest is payable quarterly beginning March 31, 2000. The Company may elect, for a period of five years, to increase the amount of the Subordinated Notes for up to 60 percent of the interest which would otherwise be payable in cash. The Subordinated Notes were increased by $606,046 for such interest as of June 30, 2000. Concurrent with the sale of the notes, the Company consummated the sale of 3,636,364 shares of Common Stock at a price of $2.20 per share and Warrants to purchase up to 2,760,189 shares of the Company's Common Stock at an exercise price of $2.20 per share. For accounting purposes, the Warrants are valued at $0.25 per Warrant. The sale was made to an investor group led by CB Capital Investors, L.P. which included certain members of the Board of Directors. The Warrants have an exercise price of $2.20 per share and expire in December 2007.

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

                           PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

     From time to time the Company is a party to various legal proceedings arising in the ordinary course of business. The Company is not currently a party to any litigation that it believes could have a material adverse effect on the financial position of the Company, except for the litigation described below.

     The Company, as one of three plaintiffs, has filed a lawsuit against BNP Petroleum Corporation, Seiskin Interests, LTD, Pagenergy Company, LLC and Gap Marketing Company, LLC, as defendants, in the 229th Judicial District Court of Duval County, Texas, for fraud and breach of contract in connection with an agreement between plaintiffs and defendants whereby the defendants were obligated to drill a test well in an area known as the Slick Prospect in Duval County, Texas. The allegations of the Company in this litigation are that BNP gave the Company inaccurate and incomplete information on which the Company relied in making its decision not to participate in the test well and the prospect, resulting in the loss of the Company's interest in the lease, the test well and four subsequent wells drilled in the prospect. The Company seeks to enforce its approximate 23.68% interest in the prospect and seeks damages or rescission, as well as costs and attorneys' fees. The case was originally filed in Duval County, Texas on February 25, 2000.

     In mid March, 2000, the defendants filed an original answer and certain counterclaims against plaintiffs, seeking unspecified damages for slander of title, tortious interference with business relations, bad-faith litigation, and exemplary damages. The case proceeded to trial before the Court (without a jury) on June 19, 2000. The trial is currently in recess and is expected to resume on September 5, 2000. On July 3, 2000, the Company became aware that on June 30, 2000, defendants filed a second amended answer and counterclaim and certain supplemental responses to requests for disclosure in which they stated that they were seeking damages in the amount of $33.5 million by virtue of an alleged lost sale of the subject properties, $17 million in alleged lost profits from other prospective contracts, and unspecified incidental and consequential damages from the alleged wrongful suspension of funds under their gas sales contract with the gas purchaser on the properties, alleged damage to relationships with trade creditors and financial institutions, including the inability to leverage the Slick Prospect, and attorneys' fees at prevailing hourly rates in Duval County, Texas incurred in defending against plaintiffs' claims and for 40% of any aggregate recovery in prosecuting their counterclaims.

     While the Company believes it has sufficient legal defenses to all of the defendants' counterclaims and intends to vigorously defend itself in this matter, there can be no assurance that the outcome of any portion of this litigation will be favorable to the Company. An adverse outcome on the counterclaims or related matters could have a material adverse effect on the Company.

     The Company has also alleged that BNP Petroleum Corporation, Seiskin Interests, LTD and Pagenergy Company, LLC breached a contract with the plaintiffs by obtaining oil and gas leases within an area restricted by that contract. This breach of contract allegation is the subject of an additional lawsuit by plaintiffs in the 165th District Court in Harris County, Texas. The Company is seeking damages as a result of defendants' actions as well as costs and attorneys' fees.

Item 2 - Changes in Securities and Use of Proceeds

     None

Item 3 - Defaults Upon Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     (A)  Annual Meeting of Shareholders on May 19, 2000.

     (B) Set forth below are the results of the voting with respect to each matter acted upon at the meeting (proxy totals in thousands):

                                                                                                           Broker
                                         For             Against          Withheld          Abstain       Non votes
                                     ----------          -------          --------          -------       ---------

Election of Directors                12,579,462           9,500
   S. P. Johnson IV                  12,579,462           9,500
   Frank A. Wojtek                   12,579,462           9,500
   Steven A. Webster                 12,579,462           9,500
   Douglas A. P. Hamilton            12,579,462           9,500
   Paul B. Loyd, Jr.                 12,579,462           9,500
   Arnold L. Chavkin                 12,578,462          10,500
   Christopher C. Behrens            12,579,462           9,500

Approval of the Amendment
   to the Incentive Plan
   increasing the number of
   shares of Common Stock
   available for issuance
   under the Plan.                   12,491,637          80,625                              16,700

Approval of the Amendment
   to the Incentive Plan
   allowing Directors to
   receive Options when
   acting as Independent
   Contractors                       12,401,811         173,970                              13,181

Approval of the Amendment
   to the Incentive Plan
   clarifying that the Board of
   Directors may grant
   Options to Directors in
   replacement of prior
   Option Grants to Directors        12,397,797         178,570                              12,595

Approval of the Issuance of
   twenty percent (20%) or
   more of the Company's
   Common Stock upon the
   exercise of certain
   previously issued warrants
   to purchase Common
   Stock of the Company,
   which approval is
   necessary in order to
   comply with the corporate
   governance rules of the
   NASDAQ National
   Market.                           10,629,116          45,000                              81,140        1,833,706

Approval of the Appointment
   of Arthur Andersen L.L.P.
   as Independent Public
   Accountants for the fiscal
   year ending December 31,
   2000.                             12,573,867          10,400                               4,695

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

 10.1 -- Incentive Plan of the Company, amended and restated as of February 17, 2000.

 10.2  --  Amendment to the Employment Agreement between the Company and
           S. P. Johnson IV.

 10.3  --  Amendment to the Employment Agreement between the Company and
           Frank A. Wojtek.

 27.1  --  Financial Data Schedule.

----------

+    Incorporated herein by reference as indicated.


     Reports on Form 8-K

     The only Current Report on Form 8-K for the quarter ended June 30, 2000 was a report dated July 3, 2000 to report, under Item 5, the status of certain litigation in the 229th Judicial District Court of Duval County, Texas and the 165th Judicial Court of Harris County, Texas in which the Company is a party.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Carrizo Oil & Gas, Inc.
                                (Registrant)


Date: August 14, 2000           By: /s/ S. P. Johnson, IV
                                    --------------------------------------------
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)


Date: August 14, 2000           By: /s/ Frank A. Wojtek
                                    --------------------------------------------
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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

----------

+    Incorporated herein by reference as indicated.