Form 10-Q
period 2000-09-30
CARRIZO OIL & GAS INC
filed 2000-11-14
CIK 1040593

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2000
                                               ------------------


[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

              For the transition period from ________ to _________


                        Commission File Number 000-22915.


                             CARRIZO OIL & GAS, INC.
             (Exact name of registrant as specified in its charter)


                  Texas                                                            76-0415919
                  -----                                                            ----------
         (State or other jurisdiction of                                          (IRS Employer
         incorporation or organization)                                        Identification No.)

14701 ST. MARY'S LANE, SUITE 800, HOUSTON, TEXAS 77079                                77079
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

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of November 3, 2000, the latest practicable date, was 14,053,061.

                             CARRIZO OIL & GAS, INC.
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED September 30, 2000
                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                              PAGE

        Item 1.       Condensed Balance Sheets
                      -  As of September 30, 2000 and December 31, 1999                                       2

                      Condensed Statements of Operations
                      -  For the three-month and nine-month periods ended
                         September 30, 1999 and 2000                                                          3

                      Condensed Statements of Cash Flows
                      -  For the nine-month periods ended September 30,
                         1999 and 2000                                                                        4

                      Notes to Condensed Financial Statements                                                 5

        Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                    10


PART II.  OTHER INFORMATION

        Items 1-6.                                                                                           16

SIGNATURES                                                                                                   20

                             CARRIZO OIL & GAS, INC.

                            CONDENSED BALANCE SHEETS

                                                                                      December 31,     September 30,
                                                                                          1999             2000
                                                                                      ------------     -------------
                                                                                                        (Unaudited)
                                         ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                             $ 11,345,618      $  9,438,487
Accounts receivable, net of allowance for doubtful accounts of
   $480,000 at December 31, 1999 and September 30, 2000, respectively                    4,424,283         6,597,508
Advances to operators                                                                    1,266,770         1,955,525
Other current assets                                                                       487,398           955,200
                                                                                      ------------      ------------

              Total current assets                                                      17,524,069        18,946,720

PROPERTY AND EQUIPMENT, net (full-cost method of accounting for                         64,336,738        67,212,103
   oil and gas properties)
INVESTMENT IN MPC                                                                                -         1,544,180
DEFERRED INCOME TAXES                                                                      820,252           820,252
OTHER ASSETS                                                                               985,315           999,846
                                                                                      ------------      ------------
                                                                                      $ 83,666,374      $ 89,523,101
                                                                                      ============      ============

                           LIABILITIES AND SHAREHOLDERS EQUITY

CURRENT LIABILITIES:
Accounts payable, trade                                                               $  4,095,567      $  2,718,280
Accrued liabilities                                                                        481,239         2,025,380
Advances for joint operations                                                            1,066,203            24,603
Current maturities of long-term debt                                                     3,542,742         7,605,083
                                                                                      ------------      ------------

              Total current liabilities                                                  9,185,751        12,373,346

LONG-TERM DEBT                                                                          33,627,265        27,723,370
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS EQUITY:
Warrants                                                                                   765,047           765,047
Common Stock (40,000,000 shares authorized with and 14,011,364 and 14,052,261 issued and outstanding at December 31, 1999 and September 30, 2000,
   respectively)                                                                           140,114           140,523
Additional paid-in capital                                                              62,608,343        62,694,528
Accumulated deficit                                                                    (22,660,146)      (14,173,713)
                                                                                      ------------      ------------
                                                                                        40,853,358        49,426,385
                                                                                      ------------      ------------
                                                                                      $ 83,666,374      $ 89,523,101
                                                                                      ============      ============

   The accompanying notes are an integral part of these financial statements.

                             CARRIZO OIL & GAS, INC.

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                                           For the Three                     For the Nine
                                                                           Months Ended                      Months Ended
                                                                           September 30,                     September 30,
                                                                    ---------------------------      ----------------------------
                                                                       1999             2000            1999             2000
                                                                    ----------       ----------      -----------      -----------

OIL AND NATURAL GAS REVENUES                                        $2,537,960       $8,007,583      $ 6,305,540      $18,113,917

COSTS AND EXPENSES:
   Oil and natural gas operating expenses                              734,482        1,297,986        2,115,027        3,159,174
   Depreciation, depletion and amortization                            988,586        2,011,564        2,916,830        5,420,970
   General and administrative                                          478,090          747,383        1,666,089        2,202,666
   Stock Option compensation                                                 -          657,525                -          657,525
                                                                    ----------       ----------      -----------      -----------

Total costs and expenses                                             2,201,158        4,714,458        6,697,946       11,440,335
                                                                    ----------       ----------      -----------      -----------

OPERATING INCOME (LOSS)                                                336,802        3,293,125         (392,406)       6,673,582

OTHER INCOME AND EXPENSES:
   Other income, net of related expenses                                     -        1,482,372                -        1,482,372
   Interest income                                                       6,416          145,416           19,780          420,116
   Interest expense                                                   (426,841)        (869,873)      (1,030,620)      (2,683,762)
   Capitalized interest                                                415,794          868,984        1,016,482        2,670,759
                                                                    ----------       ----------      -----------      -----------

INCOME (LOSS) BEFORE INCOME TAXES                                      332,171        4,920,024         (386,764)       8,563,067

INCOME TAXES                                                             7,002           25,567           21,006           76,634
                                                                    ----------       ----------      -----------      -----------

NET INCOME (LOSS) BEFORE CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                            325,169        4,894,457         (407,770)       8,486,433

CUMULATIVE EFFECT OF CHANGE IN METHOD OF
   REPORTING COSTS OF START-UP ACTIVITIES                                    -                -           77,731                -
                                                                    ----------       ----------      -----------      -----------

NET INCOME (LOSS)                                                   $  325,169       $4,894,457      $  (485,501)     $ 8,486,433
                                                                    ==========       ==========      ===========      ===========

LESS:  DIVIDENDS AND ACCRETION ON PREFERRED SHARES                    (822,553)               -       (2,418,132)               -
                                                                    ----------       ----------      -----------      -----------

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS                  $ (497,384)      $4,894,457      $(2,903,633)      $ 8,486,433
                                                                    ==========       ==========      ===========      ===========

BASIC INCOME (LOSS) PER COMMON SHARE
    BEFORE CUMULATIVE EFFECT OF CHANGE
    IN ACCOUNTING PRINCIPLE                                         $    (0.05)      $     0.35      $     (0.27)          $ 0.61

BASIC INCOME (LOSS) PER COMMON SHARE
   OF CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                                      -                -            (0.01)               -
                                                                    ----------       ----------      -----------      -----------
BASIC INCOME (LOSS) PER COMMON SHARE                                $    (0.05)      $     0.35      $     (0.28)     $      0.61
                                                                    ==========       ==========      ===========      ===========

DILUTED INCOME (LOSS) PER COMMON SHARE
   BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                          $    (0.05)      $     0.29      $     (0.27)     $      0.51

DILUTED INCOME (LOSS) PER COMMON SHARE
   OF CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                                      -                -            (0.01)     $         -
                                                                    ----------       ----------      -----------      -----------
DILUTED INCOME (LOSS) PER COMMON SHARE                              $    (0.05)      $     0.29      $     (0.28)     $      0.51
                                                                    ==========       ==========      ===========      ===========


   The accompanying notes are an integral part of these financial statements.

                             CARRIZO OIL & GAS, INC.

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS


                                                                                        For the Nine
                                                                                        Months Ended
                                                                                        September 30,
                                                                                ----------------------------
                                                                                  1999              2000
                                                                                ----------       -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                            $ (485,501)      $ 8,486,433
   Adjustment to reconcile net income (loss) to net
     cash provided by operating activities-
       Depreciation, depletion and amortization                                  2,916,830         5,420,970
       Discount accretion                                                                -            23,170
       Stock option compensation                                                         -           657,525
       Finders' fee                                                                      -        (1,544,180)
       Cumulative effect of change in
         accounting principle                                                       77,731                 -
   Changes in assets and liabilities-
     Accounts receivable                                                           705,655        (2,173,225)
     Other current assets                                                            3,500          (467,802)
     Other assets                                                                 (215,676)         (253,031)
     Accounts payable, trade                                                        46,705          (278,654)
     Other current liabilities                                                      88,248           886,616
                                                                                ----------       -----------
       Net cash provided by
         operating activities                                                    3,137,492        10,757,822
                                                                                ----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, accrual basis                                          (6,724,276)      (13,132,962)
   Proceeds from sale of Metro Project                                                   -         5,075,127
   Adjustment to cash basis                                                       (642,560)         (186,745)
   Advances for joint operations                                                         -        (1,041,600)
   Advances to operators                                                          (743,138)         (688,755)
                                                                                ----------       -----------
     Net cash used in
       investing activities                                                     (8,109,974)       (9,974,935)
                                                                                ----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                                  4,445,000                 -
   Debt repayments                                                                       -        (2,776,612)
   Proceeds from sale of common stock                                                    -            86,594
                                                                                ----------       -----------
     Net cash provided by (used in) financing activities                         4,445,000        (2,690,018)
                                                                                ----------       -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                         (527,482)       (1,907,131)

CASH AND CASH EQUIVALENTS, beginning of period                                   1,187,656        11,345,618
                                                                                ----------       -----------

CASH AND CASH EQUIVALENTS, end of period                                        $  660,174       $ 9,438,487
                                                                                ==========       ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest (net of amounts capitalized)                          $   14,138       $    13,003
                                                                                ==========       ===========



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

2.       INVESTMENT IN MICHAEL PETROLEUM CORPORATION:

The Company received a finder's fee in the amount of $1,544,180 from affiliates of Donaldson, Lufkin & Jenrette ("DLJ") in connection with the sale and purchase of a significant minority shareholder interest in Michael Petroleum Corporation ("MPC"). MPC is a privately - held exploration and production company which focuses on the prolific gas producing Lobo Trend in South Texas. The minority shareholder interest in MPC was purchased by entities affiliated with DLJ. The Company elected to receive the fee in the form of 18,947 shares of common stock,
1.9 percent of the outstanding common shares of MPC, which is accounted for as a cost basis investment. Steven A. Webster, who is the Chairman of the Board of the Company, is also a Managing Director of Global Energy Partners Ltd., a merchant banking affiliate of Donaldson, Lufkin & Jenrette that makes investments in energy companies, and joined the Board of Directors of MPC in connection with the transaction.

3. EARNINGS PER COMMON SHARE:

Supplemental earning per share information is provided below:



                                                            For the Three Months Ended September 30,
                                         ----------------------------------------------------------------------------------
                                                 Income (Loss)                   Shares                  Per-Share Amount
                                         ------------------------------- -----------------------------  -------------------
                                               1999            2000           1999           2000         1999       2000
                                         --------------     -----------  -------------   -------------  --------   ---------
Net income                                    $ 325,169      $4,894,457
Less:  Dividends and accretion
   on preferred stock                          (822,553)              -
                                         --------------   -------------
Basic Earnings per Share
   Net income (loss) available to
     common shareholders                       (497,384)      4,894,457     10,375,000     14,034,913    $(0.05)    $ 0.35
                                                                                                        =======   ========
Stock Options and Warrants                            -               -              -      2,949,604
                                         --------------- --------------- -------------- --------------
Diluted Earnings per Share
   Net income (loss) available to
     common  shareholders plus
     assumed conversions                     $ (497,384)     $4,894,457     10,375,000     16,984,517    $(0.05)    $ 0.29
                                         =============== =============== ============== ==============  ======== ==========



                                                            For the Nine Months Ended September 30,
                                         ----------------------------------------------------------------------------------
                                                 Income (Loss)                   Shares                  Per-Share Amount
                                         ------------------------------- -----------------------------  -------------------
                                               1999            2000           1999           2000         1999       2000
                                         --------------     -----------  -------------   -------------  --------   ---------
Net income (loss) before
   cumulative effect of change in
   accounting principle                      $ (407,770)     $8,486,433
Less:  Dividends and accretion
   on preferred stock                        (2,418,132)              -
                                         --------------  --------------
Basic Earnings per Share before
     cumulative change in
     accounting principle
   Net income (loss) available to
     common shareholders                     (2,825,902)      8,486,433     10,375,000     14,019,271    $(0.27)    $ 0.61
                                                                                                        ======= ==========
Stock Options and Warrants                            -               -              -      2,730,401
                                         --------------  -------------- -------------- --------------
Diluted Earnings per Share before
     cumulative effect of change in
     accounting principle
Net income (loss) available to common
     shareholders plus assumed
     conversions                            $(2,825,902)     $8,486,433     10,375,000     16,749,672    $(0.27)    $ 0.51
                                         ==============  ==============  ============== ==============  ======= ==========
Cumulative effect of change in
     accounting principle                     $ (77,731)            $ -
Basic Earnings per Share of
     cumulative effect of change in
     accounting principle
   Net loss available to common
     shareholders                               (77,731)              -     10,375,000     14,019,271    $(0.01)       $ -
                                                                                                       ======== ==========
Stock Options and Warrants                            -               -              -      2,730,401
                                         --------------  --------------  -------------  -------------
Diluted Earnings per Share before
   cumulative effect of change in
   accounting principle
Net loss available to common
   shareholders plus assumed
   conversions                                $ (77,731)            $ -     10,375,000     16,749,672    $(0.01)       $ -
                                         ==============  ==============  ============= ==============  ======== ==========

Net income (loss)                            $ (485,501)     $8,486,433
Less:  Dividends and accretion
   on preferred stock                        (2,418,132)              -
                                         --------------  --------------
Basic Earnings per Share
   Net income (loss) available to
       common shareholders                   (2,903,633)      8,486,433     10,375,000     14,019,271    $(0.28)    $ 0.61
                                                                                                        ======== ==========
Stock Options and Warrants                            -               -              -      2,730,401
                                         --------------  --------------  -------------  -------------
Diluted Earnings per Share
   Net income (loss) available
     to common shareholders plus
     assumed conversions                    $(2,903,633)     $8,486,433     10,375,000     16,749,672    $(0.28)    $ 0.51
                                         ==============  ==============  =============  =============  ========  =========

Net income (loss) per common share has been computed by dividing net income
(loss) by the weighted average number of shares of common stock outstanding during the periods.

4. FINANCING ARRANGEMENTS:

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

At December 31, 1999 and September 30, 2000, amounts outstanding under the Borrowing Base Facility totaled $5,876,000 and $5,426,000, respectively, with an additional $1,208,392 and $135,136, respectively, available for future borrowings. The Borrowing Base totaled $7,308,382 and $6,685,136 at December 31, 1999 and September 30, 2000, respectively. The Borrowing Base Facility was also available for letters of credit, one and two of which have been issued for $224,000 and $1,124,000 at December 31, 1999 and September 30, 2000,
respectively. Certain members of the Board of Directors have provided collateral, primarily in the form of marketable securities, to secure the Borrowing Base Facility. As of November 1, 2000, the aggregate amount of this collateral was approximately $2.6 million.

The Term Loan was initially due and payable upon maturity in September 1999. The Company had $7,000,000 outstanding under the Term Loan at December 31, 1998. In March 1999, the Company borrowed an additional $2 million on the term loan portion of the Company Credit Facility increasing outstanding borrowings under the Term Loan to $9 million. In March 1999, the maturity date of the Term Loan was amended to provide for twelve monthly installments of $750,000 beginning January 1, 2000. In December 1999, the additional $2 million under the term loan was repaid with proceeds from the sale of the Subordinated Notes, Common Stock and Warrants leaving $7,000,000 and $6,130,000 outstanding at December 31, 1999 and September 30, 2000, respectively. The repayment terms were also amended to provide for $1.74 million of principal due ratably over the last six months of 2000, $2.64 million of principal due ratably over the first six months of 2001, and the balance due in July 2001. Certain members of the Board of Directors have guaranteed the Term Loan.

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

In December 1999, the Company consummated the sale of $22 million principal amount of 9 percent Senior Subordinated Notes due 2007 (the "Subordinated Notes") to an investor group led by CB Capital Investors, L.P. which included certain members of the Board of Directors. The Company also sold Common Stock and Warrants to this investor group. The Subordinated Notes were sold at a discount of $688,761, which is being amortized over the life of the notes. Interest is payable quarterly beginning March 31, 2000. The Company may elect to increase the amount of the Subordinated Notes for

60 percent of the interest which would otherwise be payable in cash. The Subordinated Notes were increased by $911,888 for such interest as of September 30, 2000. Such Senior Subordinated Notes had a fair market value at September 30, 2000 of approximately $22 million.

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

During 1999, Carrizo restructured certain current accounts payable into vendor notes, extending the payment dates through 2001. Such notes totaled $1,475,084 at September 30, 2000 and bear interest at rates of 8 percent to 10 percent.

5. INCOME TAXES:

The Company decreased the valuation allowance associated with $4,920,024 and $8,563,067 of its net operating loss carryforwards for three month and nine month periods ended September 30, 2000 as management has determined that it is more likely than not that such carryforwards will be utilized based upon the Company's latest estimate of future taxable income. As a result of this determination, the Company realized a deferred tax benefit in the amount of $1,722,008 and $2,997,006 for the three and nine months ended September 30, 2000 that results in effective rate of zero percent.

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

7. COMMITMENTS AND CONTINGENCIES:

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

In mid March, 2000, the defendants filed an original answer and certain counterclaims against plaintiffs, seeking unspecified damages for slander of title, tortious interference with business relations, bad-faith litigation, and exemplary damages. The case proceeded to trial before the Court (without a jury) on June 19, 2000, but was recessed and rescheduled to resume on September 5, 2000. On July 3, 2000, the Company became aware that on June 30, 2000, defendants filed a second amended answer and counterclaim and certain supplemental responses to request for disclosure in which they stated that they were seeking damages in the amount of $33.5 million by virtue of an alleged lost sale of the subject properties, $17 million in alleged lost profits from other prospective contracts, and unspecified incidental and consequential damages from the alleged wrongful suspension of funds under their gas sales contract with the gas purchaser on the properties, alleged damage to relationships with trade creditors and financial institutions, including the inability to leverage the Slick Prospect, and attorneys' fees at prevailing hourly rates in Duval County, Texas incurred in defending against plaintiffs' claims and for 40% of any aggregate recovery in prosecuting their counterclaims. In subsequent testimony, the defendants have verbally alleged $26 million of damages by virtue of the alleged lost sale of the properties (as opposed to the $33.5 million previously sought), $7.5 million of damages by virtue of loss of a lease development opportunity and $100 million of damages by virtue of the loss of a business opportunity related to BNP's alleged inability to participate in a 3-D seismic project. The case proceeded to trial on September 5, 2000, at which time the court agreed to hear the plaintiffs' case against the defendants and rescheduled the portion of the case relating to the defendants' counterclaims until December 11, 2000. Upon completion of this portion of the case on September 14, 2000, the court deferred rendering any judgment until the conclusion of the second portion of the case in December 2000. Based upon the facts presented in the case against the defendants in September 2000, the plaintiffs have prepared and filed a motion for summary judgment to dismiss the defendants counterclaims. A hearing for such motion has been set for November 29, 2000.

While the Company believes it has sufficient legal defenses to all of the defendants' counterclaims and intends to vigorously defend itself in this matter, there can be no assurance that the outcome of any portion of this litigation will be favorable to the Company. In the possible event of an adverse outcome on the counterclaims or related matters, there would be a material adverse effect on the Company as the Company would likely be required to post a bond in the amount of its portion of the counterclaim judgment. Depending on the amount of such a judgment, there could be no assurance that the Company could obtain such a bond. In the event of an adverse judgment, the Company would seek to appeal the judgment and has been advised by counsel that it is likely that such an adverse judgment would be overturned on appeal.

The Company also alleged that BNP Petroleum Corporation, Seiskin Interests, LTD and Pagenergy Company, LLC breached a contract with the plaintiffs by obtaining oil and gas leases within an area restricted by that contract. This breach of contract allegation is the subject of an additional lawsuit by plaintiffs in the 165th District Court in Harris County, Texas. The Company is seeking damages as a result of defendants' actions as well as costs and attorneys' fees.

During November 2000, the Company entered into a one-year contract with Grey Wolf, Inc. for utilization of a 1,500 horsepower drilling rig capable of drilling wells to a depth of approximately 18,000 feet. The contract, which is expected to commence in late December 2000, provides for a dayrate of $12,000 per day. The rig is expected to be utilized primarily to drill wells in the Company's focus areas, including the Matagorda Project Area and the Cabeza Creek Project Area. The contract contains a provision which would allow the Company to terminate the contract early by tendering payment equal to one-half the dayrate for the number of days remaining under the term of the contract as of the date of termination. Steven A. Webster, who is the Chairman of the Board of the Company, is a member of the board of directors of Grey Wolf, Inc.

8. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

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

SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133" is effective for fiscal years beginning after June 15, 2000. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance. Statement No. 133 cannot be applied retroactively. Statement No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1998 and, at the Company's election, before January 1, 1999. The Company routinely enters into financial instrument contracts to hedge price risks associated with the sale of crude oil and natural gas. Statement No. 133 amends, modifies and supercedes significantly all of the authoritative literature governing the accounting for and disclosure of derivative financial instruments and hedging activities. As a result, adoption of Statement No. 133 will impact the accounting for and disclosure of the Company's operations. The Company intends to adopt the provisions of such statement in accordance with the requirements provided by the statement. Management is currently assessing the financial statement impact; however, such impact is not determinable at this time.

In March of 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB No. 25" ("the Interpretation") which clarifies the application of APB 25 for only certain issues associated with accounting for the issuance or subsequent modifications of stock compensation and is effective July 1, 2000. For certain modifications, including stock options repricings made subsequent to December 15, 1998, the Interpretation requires that variable plan accounting be applied to those modified awards prospectively from July 1, 2000. On February 17, 2000, Carrizo repriced certain employee and director stock options covering 358,500 shares of stock with a weighted average exercise price of $9.13 to a new exercise price of $2.25 through the cancellation of existing options and issuance of new options at current market prices. Subsequent to the adoption of the Interpretation, the Company is required to record the effects of any changes in its stock price over the remaining vesting period through February 2000 on the corresponding intrinsic value of the repriced options in its results of operations as compensation expense until the repriced option either are exercised or expire. Stock option compensation expense for the three and nine months ending September 30, 2000 amounted to $657,525.

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

GENERAL OVERVIEW

The Company began operations in September 1993 and initially focused on the acquisition of producing properties. As a result of the increasing availability of economic onshore 3-D seismic surveys, the Company began to obtain 3-D seismic data and options to lease substantial acreage in 1995 and began to drill its 3-D based prospects in 1996. The Company drilled 32 wells in 1999 and 30 wells through the nine months ended September 30, 2000. The Company has budgeted to drill up to 45 gross wells (14.1 net) in 2000; however, in order to drill the expected number of wells the Company may need to obtain additional financing, and the actual number of wells drilled will vary depending upon the Company's ability to obtain this financing, success of drilling programs, and other factors. If the Company drills the number of wells it has budgeted for 2000, depreciation, depletion and amortization, oil and gas operating expenses and production are expected to increase. The Company has typically retained the majority of its interests in shallow, normally pressured prospects and sold a portion of its interests in deeper, overpressured prospects.

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

Due to the instability of oil and natural gas prices, the Company began utilizing, from time to time, certain hedging instruments (e.g., NYMEX futures contracts) for a portion of its oil and gas production to achieve a more predictable cash flow, as well as to reduce the exposure to price fluctuations. The Company's hedging arrangements apply to only a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas, or a sudden unexpected event materially impacts oil or natural gas prices. The Company accounts for all these transactions as hedging activities and, accordingly, gains and losses from hedging activities are included in oil and gas revenues during the period the hedged transactions occur. The Company expects that the amount of hedges that it has in place will vary from time to time. The Company entered into natural gas hedging transactions covering 420,000 MMbtu and 900,000 MMbtu at an average price (Houston Ship Channel) of $3.65 and $3.33 resulting in a loss of $306,600 and $614,250 for the three and nine months ended September 30, 2000, respectively. The Company also entered into oil hedging transactions covering 18,000 Bbls and 36,000 Bbls at an average price of $25.54 and $25.45 resulting in a loss of $29,837 and $158,087 for the three and nine months ended September 30, 2000, respectively. Further, the Company entered into natural gas hedging transactions covering 426,000 MMbtu and 1,506,000 MMbtu at an average price (Houston Ship Channel) of $2.10 and $2.08 resulting in a loss of $198,000 and $166,000 for the three and nine months ended September 30, 1999, respectively. The Company had outstanding hedge positions as of September 30, 2000 and 1999, respectively, covering 1,800,000 MMbtu for October-December 2001 and 604,000 MMbtu for October-January 2000 at an average price of $4.67 and $2.40 (Houston Ship Channel). The Company also had outstanding hedge positions as of September 30, 2000 covering 36,400 Bbls for October-March 2001 at an average price of $30.00. The fair market value of the hedge positions as September 30, 2000 is a deferred loss of approximately $580,000.

The Company uses the full-cost method of accounting for its oil and gas properties. Under this method, all acquisition, exploration and development costs, including any general and administrative costs that are directly attributable to the Company's acquisition, exploration and development activities, are capitalized in a "full-cost pool" as incurred. The Company records depletion of its full-cost pool using the unit-of-production method. To the extent that such capitalized costs in the full-cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the present value (using a 10 percent discount rate) of estimated future net after-tax cash flows from proved oil and gas reserves, such excess costs are charged to operations. Primarily as a result of depressed oil and natural gas prices, and the resulting downward reserve quantity revisions, the Company recorded a ceiling test write-down of $20.3 million in 1998. A ceiling test write-down was not required for the three months and nine months ended September 30, 2000 and 1999. Once incurred, a write-down of oil and gas properties is not reversible at a later date.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2000,
Compared to the Three Months Ended September 30, 1999

Oil and natural gas revenues for the three months ended September 30, 2000 increased 216 percent to $8,008,000 from $2,538,000 for the same period in 1999. Production volumes for natural gas during the three months ended September 30, 2000 increased 94 percent to 1,501,402 Mcf from 774,711 Mcf for the same period in 1999. Average gas prices increased 88 percent to $4.34 per Mcf in the third quarter of 2000 from $2.31 per Mcf in the same period in 1999. Production volumes for oil in the third quarter of 2000 increased 26 percent to 49,997 Bbls from 39,676 Bbls for the same period in 1999. Average oil prices increased 58 percent to $29.79 per barrel in the third quarter of 2000 from $18.88 per barrel in the same period in 1999. Oil and natural gas production increased primarily as a result of the commencement of production from the North La Copita Project wells, an additional Matagorda Project well, an additional Cedar Point Project well and a West Bay Project Well, partially offset by the natural decline of existing wells. Oil and natural gas revenues include the impact of hedging activities as discussed above under "General Overview."

The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the three months ended September 30, 1999 and 2000:




                                                                            2000 Period
                                                                      Compared to 1999 Period
                                         September 30,              -----------------------------
                                  -------------------------------      Increase       % Increase
                                       1999            2000           (Decrease)     (Decrease)
                                  --------------- ---------------   ---------------- ------------
Production volumes-
   Oil and condensate (Bbls)              39,676          49,997           10,321          26%
   Natural gas (Mcf)                     774,711       1,501,402          726,691          94%
Average sales prices-(1)
   Oil and condensate (per Bbl)       $    18.88      $    29.79       $    10.91          58%
   Natural gas (per Mcf)                    2.31            4.34             2.03          88%
Operating revenues-
   Oil and condensate                 $  749,052      $1,489,225       $  740,173          99%
   Natural gas                         1,788,908       6,518,358        4,729,450         264%
                                      ----------      ----------       ----------

Total                                 $2,537,960      $8,007,583       $5,469,623         216%
                                      ==========      ==========       ==========


(1) Includes impact of hedging activities.

Oil and natural gas operating expenses for the three months ended September 30, 2000 increased 77 percent to $1,298,000 from $734,000 for the same period in 1999 primarily due to the additional severance tax on the additional revenue and the addition of new production partially offset by a reduction in costs on older producing fields. Operating expenses per equivalent unit decreased to $.72 per Mcfe in the third quarter of 2000 from $.73 per Mcfe in the same period in 1999 as a result of the increase in production of natural gas and cost control measures implemented in certain oil producing fields.

Depreciation, depletion and amortization (DD&A) expense for the three months ended September 30, 2000 increased 103 percent to $2,012,000 from $989,000 for the same period in 1999. This increase was due to increased amortization of deferred loan costs, increased production and additional seismic and drilling costs offset by the sale of the Metro Project in the second quarter of 2000. General and administrative expense for the three months ended September 30, 2000 increased 56 percent to $747,000 from $478,000 for the same period in 1999 primarily as a result of ramp-up of employee expenses based upon the drilling success in the last twelve months. Stock option compensation expense for the third quarter of 2000 is a non-cash charge resulting from increase during this period in the stock price underlying the stock options that were repriced in February 1999.

Other income, net of related expenses for the quarter ended September 30, 2000 consisted of a finder's fee received by the Company in connection with the sale and purchase of a significant minority shareholder interest in Michael Petroleum Corporation ("MPC") by Donaldson, Lufkin and Jenette. MPC is a privately - held exploration and production company, which focuses on the prolific gas producing Lobo Trend in South Texas. MPC recently emerged from a Chapter 11 financial restructuring and as of December 31, 1999 had approximately 194 Bcfe of proved Lobo reserves. The Company elected to receive the fee in the form of 18,947 shares of common stock and as a result received 1.9 percent of the outstanding common shares of MPC.

Interest income for the three months ended September 30, 2000 increased to $145,000 from $6,000 in the third quarter of 1999 primarily as a result of the financing that closed during the fourth quarter of 1999. Net interest expense for the three months ended September 30, 2000, decreased to $1,000 from $11,000 in the same period in 1999. Capitalized interest increased to $870,000 in the third quarter of 2000 from $416,000 in the third quarter of 1999 primarily as a result of the financing that closed during the fourth quarter of 1999.

Income before income taxes for the three months ended September 30, 2000 increased to $4,920,000 from $332,000 in the same period in 1999. Net income for the three months ended September 30, 2000 increased to $4,894,000 from $325,000 for the same period in 1999 primarily as a result of the factors described above.

Nine months Ended September 30, 2000,
Compared to the Nine months Ended September 30, 1999

Oil and natural gas revenues for the nine months ended September 30, 2000 increased 187 percent to $18,114,000 from $6,306,000 for the same period in 1999. Production volumes for natural gas during the nine months ended September 30, 2000 increased 87 percent to 4,078,706 Mcf from 2,175,673 Mcf for the same period in 1999. Average gas prices increased 65 percent to $3.41 per Mcf in the first nine months of 2000 from $2.07 per Mcf in the same period in 1999. Production volumes for oil in the first nine months of 2000 increased 19 percent to 154,238 Bbls from 129,997 Bbls for the same period in 1999. Average oil prices increased 135 percent to $27.30 per barrel in the first nine months of 2000 from $13.79 per barrel in the same period in 1999. Oil and natural gas production increased primarily as a result of the commencement of production from the Cabeza Creek Project wells, additional Matagorda Project wells, the Cedar Point Project wells, the North La Copita Project wells, the West Bay Project well and higher than anticipated production from wells in which the Company had a back-in working interest after payout, offset by the natural decline of existing wells. Oil and natural gas revenues include the impact of hedging activities as discussed above under "General Overview."

The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the nine months ended September 30, 1999 and 2000:



                                                                                              2000 Period
                                                                                        Compared to 1999 Period
                                                                                      -----------------------------
                                                             September 30,              Increase      % Increase
                                                      -------------------------------
                                                           1999            2000         (Decrease)     (Decrease)
                                                      --------------- --------------- ---------------- ------------
Production volumes-
   Oil and condensate (Bbls)                              129,997           154,238            24,241      19%
   Natural gas (Mcf)                                    2,175,673         4,078,706         1,903,033      87%
Average sales prices-(1)
   Oil and condensate (per Bbl)                           $ 13.79           $ 27.30           $ 13.51      98%
   Natural gas (per Mcf)                                     2.07              3.41              1.34      65%
Operating revenues-
   Oil and condensate                                 $ 1,792,536        $4,210,635        $2,418,099     135%
   Natural gas                                          4,513,004        13,903,282         9,390,278     208%
                                                  --------------- ----------------- -----------------
Total                                                 $ 6,305,540       $18,113,917       $11,808,377     187%
                                                  =============== ================= =================

------------------
(1)      Includes impact of hedging activities.

Oil and natural gas operating expenses for the nine months ended September 30, 2000 increased 49 percent to $3,159,000 from $2,115,000 for the same period in 1999 primarily due to the addition of new wells offset by a reduction in costs on older producing fields. Operating expenses per equivalent unit decreased to $.63 per Mcfe in the first nine months of 2000 from $.72 per Mcfe in the same period in 1999 as a result of increased production of natural gas and the implementation of cost control measures in certain oil producing fields during the first quarter of 1999.

Depreciation, depletion and amortization (DD&A) expense for the nine months ended September 30, 2000 increased 86 percent to $5,421,000 from $2,916,830 for the same period in 1999. This increase was due to increased amortization of deferred loan costs, additional production and seismic and drilling costs offset by the sale of the Metro Project in the second quarter of 2000. General and administrative expense for the nine months ended September 30, 2000 increased 32 percent to $2,203,000 from $1,666,000 for the same period in 1999 primarily as a result of the ramp-up of employee expenses based upon the drilling success during the second half of 1999 and the first nine months of 2000, offset by cost control measures implemented in the first quarter of 1999. Stock option compensation expense for the nine months ended September 30, 2000 is a non-cash charge resulting from the increase in the stock price underlying the stock options that were repriced in February 1999.

Other income, net of related expenses for the nine months ended September 30, 2000 consisted of a finder's fee received by the Company in connection with the sale and purchase of a significant minority shareholder interest in Michael Petroleum Corporation ("MPC") by Donaldson, Lufkin and Jenette. MPC is a privately - held exploration and production company, which focuses on the prolific gas producing Lobo Trend in South Texas. MPC recently emerged from a Chapter 11 financial restructuring. The Company elected to receive the fee in the form of 18,947 shares of common stock and as a result received 1.9 percent of the outstanding common shares of MPC.

Interest income for the nine months ended September 30, 2000 increased to $420,000 from $20,000 in the first nine months of 1999. Net interest expense for the nine months ended September 30, 2000 decreased to $13,000 from $12,000 for the same period in 1999. Capitalized interest increased to $2,671,000 in the first nine months of 2000 from $1,016,000 in the first nine months of 1999 primarily as a result of the financing that closed during the fourth quarter of 1999.

Income (loss) before income taxes for the nine months ended September 30, 2000 increased to income of $8,563,000 from a loss of $387,000 for the same period in 1999. Net income (loss) for the nine months ended September 30, 2000 increased to income of $8,486,000 from a loss of $486,000 for the same period in 1999 primarily as a result of the factors described above and the charge of $78,000 for the cumulative effect of change in method of reporting costs of start-up activities.

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

Cash flows provided by operations (after changes in working capital) were $3,137,000 and $10,758,000 for the nine months ended September 30, 1999 and 2000, respectively. The increase in cash flows provided by operations in 2000 as compared to 1999 was due primarily to additional revenue due to higher production and higher oil and gas prices during the first nine months of 2000.

The Company has budgeted capital expenditures for the year ended December 31, 2000 of approximately $15.9 million of which $3.3 million is expected to be used to fund 3-D seismic surveys and land acquisitions and $12.6 million of which is expected to be used for drilling activities in the Company's project areas. The Company has budgeted to drill up to approximately 40 to 45 gross wells (12.6 to 14.1 net) in 2000. The actual number of wells drilled and capital expended is dependent upon available financing, cash flow, drilling rigs and other factors.

The Company has continued to reinvest a substantial portion of its cash flows into increasing its 3-D supported drilling prospect portfolio, improving its 3-D seismic interpretation technology and funding its drilling program. Oil and gas capital expenditures were $13.1 million for the nine months ended September 30, 2000. The Company's drilling efforts resulted in the successful completion of 18 gross wells (3.2 net) during the year ended December 31, 1999 and 20 gross wells (6.5 net) during the nine months ended September 30, 2000.

FINANCING ARRANGEMENTS

In connection with Carrizo's initial public offering in 1997, Carrizo entered into an amended revolving credit facility with Compass Bank (the "Company Credit Facility"), to provide for a maximum loan amount of $25 million, subject to borrowing base limitations. The principal outstanding is due and payable in January 2002, with interest due monthly. The Company Credit Facility was amended in March 1999 to provide for a maximum loan amount under such facility of $10 million. The interest rate on all revolving credit loans is calculated, at the Company's option, at a floating rate based on the Compass index rate or LIBOR plus 2 percent. The Company's obligations are secured by substantially all of its oil and gas properties and cash or cash equivalents included in the borrowing base. Certain members of the Board of Directors have provided collateral, primarily in the form of marketable securities, to secure the revolving credit loans. As of November 1, 2000, the aggregate amount of this collateral was approximately $2.6 million.

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

Certain members of the Board of Directors have guaranteed the term loan. As currently amended pursuant to an amendment dated December 1999, interest on the term loan is payable monthly, bearing interest at the Index Rate. Principal payments on the term loan are repayable in consecutive monthly installments in the amount $290,000 each, beginning July 1, 2000 through December 1, 2000, and thereafter in the amount of $440,000, beginning January 1, 2001 until the Term Loan Maturity Date, when the entire principal balance, plus interest, is payable. Term Loan Maturity Date means the earlier of: (1) the date of closing of the issuance of additional equity of the Company, if the net proceeds of such issuance are sufficient to repay in full the term loan; (2) the date of closing of the issuance of convertible subordinated debt of the Company, if the proceeds of such issuance are sufficient to repay in full the term loan; (3) the date of repayment of the revolving credit loans and the termination of the revolving commitment; and (4) July 1, 2001.

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

Proceeds of the revolving credit loans have been used to provide funding for exploration and development activity. At December 31, 1999 and September 30, 2000, outstanding revolving credit loans totaled $5,876,000 and $5,426,000, respectively with an additional $1,208,392 and $135,136, respectively, available for future borrowings. The outstanding amount of the term loan was $7,000,000 and $6,130,000 at December 31, 1999 and September 30, 2000. The Company Credit Facility also provides for the issuance of letters of credit, one and two of which have been issued for $224,000 and $1,124,000 at December 31, 1999 and September 30, 2000.

In November 1999, certain members of the Board of Directors provided a bridge loan in the amount of $2,000,000, to the Company, secured by certain oil and natural gas properties. This bridge loan bore interest at 14 percent per annum. Also in consideration for the bridge loan, the Company assigned to Messrs. Hamilton, Webster, and Loyd an aggregate 1.0 percent overriding royalty interest ("ORRI") in the Huebner #1 and Fondren Letulle #1 wells (combined with the prior assignment, a 2 percent overriding royalty interest), a .8794 percent ORRI in Neblett #1 (N. La Copita), a 1.0466 percent ORRI in STS 104-5 #1, a 1.544 percent ORRI in USX Hematite #1, a 2.0 percent ORRI in Huebner #2 and a 2.0 percent ORRI in Burkhart #1. On December 15, 1999 the bridge loan was repaid in its entirety with proceeds from the sale of Common Stock, Subordinated Notes and Warrants. Such overriding royalty interests are limited to the well bore and proportionately reduced to the Company's working interest in the well.

In December 1999, the Company consummated the sale of $22 million principal amount of 9 percent Senior Subordinated Notes due 2007 (the "Subordinated Notes") to an investor group led by CB Capital Investors, L.P. which included certain members of the Board of Directors. The Subordinated Notes were sold at a discount of $688,761 which is being amortized over the life of the notes. Interest is payable quarterly beginning March 31, 2000. The Company may elect, for a period of five years, to increase the amount of the Subordinated Notes for up to 60 percent of the interest which would otherwise be payable in cash. The Subordinated Notes were increased by $911,888 for such interest as of September 30, 2000. Concurrent with the sale of the notes, the Company consummated the sale of 3,636,364 shares of Common Stock at a price of $2.20 per share and Warrants to purchase up to 2,760,189 shares of the Company's Common Stock at an exercise price of $2.20 per share. For accounting purposes, the Warrants are valued at $0.25 per Warrant. The sale was made to an investor group led by CB Capital Investors, L.P. which included certain members of the Board of Directors. The Warrants have an exercise price of $2.20 per share and expire in December 2007.

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

         In mid March, 2000, the defendants filed an original answer and certain counterclaims against plaintiffs, seeking unspecified damages for slander of title, tortious interference with business relations, and exemplary damages. The case proceeded to trial before the Court (without a jury) on June 19 2000 after the plaintiffs' were found by the court to have failed to comply with procedural requirements regarding the request for a jury. After several days of trial, the case was recessed and later resumed on September 5, 2000. The court at that time denied the plaintiffs' motion for mistrial based on the court's denial of a jury trial. The court also ordered that the defendants' counterclaims would be the subject of a separate trial that is to commence on December 11, 2000. The parties proceeded to try issues related to the plaintiffs' claims on September 5, 2000. All parties rested on the plaintiffs' claims on September 13, 2000. The court took the matter under advisement and has not yet announced a ruling. Defendants filed a second amended answer and counterclaim and certain supplemental responses to request for disclosure in which they stated that they were seeking damages in the amount of $33.5 million by virtue of an alleged lost sale of the subject properties, $17 million in alleged lost profits from other prospective contracts, and unspecified incidental and consequential damages from the alleged wrongful suspension of funds under their gas sales contract with the gas purchaser on the properties, alleged damage to relationships with trade creditors and financial institutions, including the inability to leverage the Slick Prospect, and attorneys' fees at prevailing hourly rates in Duval County, Texas incurred in defending against plaintiffs' claims and for 40% of any aggregate recovery in prosecuting their counterclaims. In subsequent testimony, the defendants have verbally alleged $26 million of damages by virtue of the alleged lost sale of the properties (as opposed to the $33.5 million previously sought), $7.5 million of damages by virtue of loss of a lease development opportunity and $100 million of damages by virtue of the loss of a business opportunity related to BNP's alleged inability to participate in a 3-D seismic project.

         A dispositive motion for summary judgment on all of BNP's counterclaims for monetary damages has been filed and is set for a hearing on November 29, 2000. If that motion is denied, in whole or in part, the Company will proceed to trial on the counterclaims on December 11, 2000. While the Company believes it has sufficient legal defenses to all of the defendants' counterclaims and intends to vigorously defend itself in this matter, there can be no assurance that the outcome of any portion of this litigation will be favorable to the Company. In the possible event of a material adverse outcome on the counterclaims or related matters, there would be a material adverse effect on the Company as the Company would likely be required to post a bond in the amount the judgment (or the portion of the counterclaim judgment for which it has liability) in order to prevent the defendants from executing on that judgment. Depending on the amount of such a judgment, there could be no assurance that the Company could obtain such a bond. In the event of an adverse judgment, the Company would likely appeal such judgment and the Company is optimistic about its chances for success on appeal, should such be necessary.

         The Company also alleged that BNP Petroleum Corporation, Seiskin Interests, LTD and Pagenergy Company, LLC breached a contract with the plaintiffs by obtaining oil and gas leases within an area restricted by that contract. While this breach of contract allegation is the subject of an additional lawsuit by plaintiffs in the 165th District Court in Harris County, Texas. The defendants have taken the position that the claim must be tried in the Duval County case. The Duval County court has taken that question under advisement and might rule that the claim should be included in the December 11, 2000 trial. The Company is seeking damages as a result of defendants' actions as well as costs and attorneys' fees.

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

Item 6 - Exhibits and Reports on Form 8-K

         Exhibits

   Exhibit
    Number                                    Description
--------------                                -----------

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
                    Company (Incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1997).

    +3.2       --   Amended and Restated Bylaws of the Company, as amended by Amendment No. 1 (incorporated  herein by reference to Exhibit 3.2 to the Company's  Registration  Statement on Form 8-A (Registration
                    No.  000-22915),  and Amendment No. 2  (incorporated  herein by reference to Exhibit 3.2 to the
                    Company's Current Report on Form 8-K dated December 15, 1999).

     +4.1      --   Ninth  Amendment to First Amended,  Restated and Combined Loan Agreement by and between Carrizo
                    Oil & Gas,  Inc. and Compass Bank dated  August 27, 1999  (incorporated  herein by reference to
                    Exhibit 99.10 to the Company's Current Report on Form 8-K dated December 15, 1999).

      4.2      --   Tenth Amendment to First Amended, Restated and Combined Loan Agreement by and between Carrizo
                    Oil & Gas, Inc. and Compass Bank dated August 27, 1999.

     27.1      --   Financial Data Schedule.

     +   Incorporated herein by reference as indicated.

         Reports on Form 8-K

              None

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Carrizo Oil & Gas, Inc.
                                   (Registrant)



Date:  November 14, 2000            By:  /s/S. P. Johnson, IV
                                    --------------------------------------
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: November 14, 2000             By:  /s/Frank A. Wojtek
                                    --------------------------------------
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                 EXHIBIT INDEX

   Exhibit
    Number                                    Description
--------------                                -----------

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
                    Company (Incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1997).

    +3.2       --   Amended and Restated Bylaws of the Company, as amended by Amendment No. 1 (incorporated  herein by reference to Exhibit 3.2 to the Company's  Registration  Statement on Form 8-A (Registration
                    No.  000-22915),  and Amendment No. 2  (incorporated  herein by reference to Exhibit 3.2 to the
                    Company's Current Report on Form 8-K dated December 15, 1999).

     +4.1      --   Ninth  Amendment to First Amended,  Restated and Combined Loan Agreement by and between Carrizo
                    Oil & Gas,  Inc. and Compass Bank dated  August 27, 1999  (incorporated  herein by reference to
                    Exhibit 99.10 to the Company's Current Report on Form 8-K dated December 15, 1999).

      4.2      --   Tenth Amendment to First Amended, Restated and Combined Loan Agreement by and between Carrizo
                    Oil & Gas, Inc. and Compass Bank dated August 27, 1999.

     27.1      --   Financial Data Schedule.

     +   Incorporated herein by reference as indicated.

         Reports on Form 8-K

              None