Form 10-K405
period 2000-12-31
CARRIZO OIL & GAS INC
filed 2001-03-29
CIK 1040593

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000
                             COMMISSION NO. 0-22915

                             CARRIZO OIL & GAS, INC.
             (Exact name of registrant as specified in its charter)

                TEXAS                                  76-0415919
   (State or other jurisdiction of                 (I.R.S. Employer
    incorporation or organization)                Identification No.)

   14701 ST. MARY'S LANE, SUITE 800                     77079
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

                                 YES [X] NO [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

   At March 19, 2001, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $56.7 million based on the closing price of such stock on such date of $5.687.

At March 19, 2001, the number of shares outstanding of the registrant's Common Stock was 14,058,061.

                       DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the definitive proxy statement for the Registrant's 2001 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2000.

================================================================================

                                TABLE OF CONTENTS


PART I ...................................................................     2
  Item 1. and Item 2. Business and Properties ............................    20
  Item 3. Legal Proceedings ..............................................    22
  Item 4. Submission of Matters to a Vote of Security Holders ............    22
  Executive Officers of the Registrant ...................................    23
PART II ..................................................................    23
  Item 5. Market for Registrant's Common Stock and Related Shareholder
          Matters ........................................................    25
  Item 6. Selected Financial Data ........................................    27
  Item 7. Management's Discussion and Analysis of Financial Condition and
          Results of Operations ..........................................    27
  Item 7A. Qualitative and Quantitative Disclosures About Market Risk.....    34
  Item 8. Financial Statements and Supplementary Data ....................    34
  Item 9. Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure .......................................    35
PART III .................................................................    35
  Item 10. Directors and Executive Officers of the Registrant ............    35
  Item 11. Executive Compensation ........................................    35
  Item 12. Security Ownership of Certain Beneficial Owners and
           Management ....................................................    35
  Item 13. Certain Relationships and Related Party Transactions ..........    35
PART IV ..................................................................    35
  Item 14. Exhibits, Financial Statement Schedules and Reports on
           Form 8-K ......................................................    35

PART I

ITEM 1. AND ITEM 2. BUSINESS AND PROPERTIES

GENERAL

   Carrizo Oil & Gas, Inc. ("Carrizo" or the "Company") is an independent oil and gas company engaged in the exploration, development, exploitation and production of natural gas and crude oil. The Company's operations are currently focused onshore in proven oil and gas producing trends along the Gulf Coast, primarily in Texas and Louisiana in the Frio, Wilcox and Vicksburg trends. The Company believes that the availability of economic onshore 3-D seismic surveys has fundamentally changed the risk profile of oil and gas exploration in these regions. Recognizing this change, the Company has aggressively sought to control significant prospective acreage blocks for targeted 3-D seismic surveys. During the period from 1996 through December 2000 the Company assembled over 400,000 gross acres under lease or option and acquired 51 3-D seismic surveys with over 2,100 square miles of 3-D data. In addition, the Company also has approximately 1,325 square miles of 3-D data in non-core areas in which the Company presently does not have active projects, but which the Company is screening for potential drilling prospects. The Company would typically seek to acquire seismic permits from landowners that included options to lease the acreage prior to conducting proprietary surveys. In other circumstances, including when the Company participates in 3-D group shoots, the Company typically seeks to obtain leases or farm-ins rather than lease options. After the 3-D seismic data is processed and analyzed, the Company seeks to retain such acreage as it deems to be prospective and usually releases such acreage as it believed is not prospective. As of December 31, 2000, the Company had 157,575 gross acres under lease or option, most of which is covered by 3-D seismic data. The Company is continually analyzing and reprocessing 3-D seismic data in search of prospects which the Company believes have a high probability of containing natural gas or oil.

   From the 3-D data Carrizo has amassed a large drillsite inventory, with as many as 300 gross wells that could be drilled over the next five years, assuming sufficient capital resources. In addition, the Company anticipates, based upon its past experience, that as its existing as 3-D seismic data is further evaluated, additional prospects will be generated for drilling beyond 2005.

   Most of the Company's drilling targets in the past have been shallow (from 4,000 to 7,000 feet), normally pressured reservoirs that generally involve moderate cost (typically $250,000 to $400,000 per completed well) and risk. Many of the Company's current drilling prospects are deeper, over-pressured targets which have greater economic potential but generally involve higher cost (typically $1 million to $3 million per completed well) and risk. The Company usually seeks to sell a portion of these deeper prospects to reduce its exploration risk and financial exposure while still allowing the Company to retain significant upside potential. The Company operates the majority of its projects through the exploratory phase but may relinquish operator status to qualified partners in the production phase in order to focus resources on the higher-value exploratory phase. As of December 31, 2000, the Company operated
67 producing oil and gas wells, which accounted for 37 percent of the wells in which the Company had an interest.

   The Company has experienced increases in reserves, production and EBITDA from its inception in 1993 due to its 3-D based drilling and development activities. From January 1, 1996 to December 31, 2000, the Company participated in the drilling of 218 gross wells (66.0 net) with a commercial well success rate of approximately 62 percent. This drilling success contributed to the Company's total proved reserves as of December 31, 2000 of 49.4 Bcfe with a PV-10 Value of $88.8 million. See "Oil and Natural Gas Properties." During 2000, the Company added 4.2 Bcfe to proved reserves through drilling, however total proved reserves also increased approximately 11.3 Bcfe, primarily as a result of improved oil and natural gas prices, offset by 6.65 Bcfe of production. The Company's production increased 54 percent from 4,311 MMcfe for the year ended December 31, 1999 to 6,651 MMcfe for the year ended December 31, 2000, and adjusted EBITDA increased 283 percent from $4,921,000 for the year ended December 31, 1999 to $18,750,000 for the year ended December 31, 2000 due primarily to higher production levels and significantly higher oil and gas sales prices.

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

   The Company has sought to obtain large volumes of 3-D seismic data either by participating in large seismic data acquisition programs either alone or pursuant to joint venture arrangements with other energy companies, or through "group shoots" in which the Company shares the costs and results of seismic surveys. By participating in joint ventures and group shoots, the Company is able to share the up-front costs of seismic data acquisition and interpretation, thereby enabling it to participate in a larger number of projects and diversify exploration costs and risks. Most of the Company's operations are conducted through joint operations with industry participants. As of December 31, 2000, the Company was actively involved in 48 project areas.

   The Company's primary strategy for acreage acquisition is to obtain leasing options covering large geographic areas in connection with 3-D seismic surveys. Prior to conducting proprietary surveys, the Company typically seeks to acquire seismic permits that include options to lease the acreage, thereby ensuring the price and availability of leases on drilling prospects that may result upon completing a successful seismic data acquisition program over a project area. The Company generally attempts to obtain these options covering at least 80 percent of the project area for proprietary surveys. The size of these surveys has ranged from 10 to 80 square miles. When the Company participates in 3-D group shoots, it generally seeks prospective leases as quickly as possible following interpretation of the survey. In connection with some group shoots in which the Company believes that competition for acreage may be especially strong, the Company may seek to obtain lease options or leases in prospective areas prior to the receipt or interpretation of 3-D seismic data.

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

OPERATING APPROACH

   The Company's management team has extensive experience in the development and management of exploration projects along the Texas and Louisiana Gulf Coast. The Company believes that the experience of its management in the development of 3-D projects in its core operating areas is a competitive advantage for the Company. The Company's technical and operating employees have an average of 18 years of industry experience, in many cases with major and large independent oil companies, including Shell Oil Company, Vastar Resources, Inc., Pennzoil Company and Tenneco Inc.

   The Company generally seeks to obtain lease operator status and control over field operations, and in particular seeks to control decisions regarding 3-D survey design parameters and drilling and completion methods. As of December 31, 2000, the Company operated 67 producing oil and natural gas wells.

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

SIGNIFICANT PROJECT AREAS

   This section is an explanation and detail of some relevant project groupings from the overall inventory of seismic data and prospects. It is difficult to categorize many of the 3-D projects because they were originally screened and selected for multiple objectives. The discussion below however, highlights the project areas that include a majority of the expected drilling targets over the next 12 to 18 months.

                            3-D PROJECT SUMMARY CHART
                             As of December 31, 2000

                                                          SQUARE      2001
                                                           MILES     PLANNED
                                                          OF 3-D     SEISMIC     GROSS       NET
             FOCUS AREA                   3-D PROJECT     SEISMIC  ACQUISITION  ACREAGE    ACREAGE
             ----------                   -----------     -------  -----------  -------    -------
TEXAS WILCOX AREAS
                                       Cabeza Creek            65        46        7,179      4,707
                                       Buckeye                101                  3,132      2,735
                                       Higgins                 66                  2,229      1,670
                                       Cologne                 40                  7,134      1,496
                                       Wilcox South           385        64          936        468
TEXAS FRIO/VICKSBURG/YEGUA AREAS
                                       Matagorda               98        50        7,847      4,148
                                       Driscoll                84                  6,192      1,479
                                       Ganado                  32                  1,385        491
                                       Starr                  320                  5,615      1,970
SOUTHEAST TEXAS AREAS
                                       Cedar Point             30                  5,665      1,336
                                       Liberty                 66                  8,561      3,098
                                       Rusk/Nacogdoches         0        42       15,352      6,186

LOUISIANA AREAS
                                       West Bay                 0         4          377        189
                                       Larose                   3                  1,150      1,150
                                                          -------      ----     --------     ------
Subtotal                                                    1,290       206       72,754     31,123
OTHER PROJECTS (30 PROJECTS)                                  825         -       84,821     24,925
                                                          -------      ----     --------     ------
Total                                                       2,115       206      157,575     56,048
                                                          =======      ====     ========     ======

OTHER PROJECTS - NONCORE AREAS(1)                           1,325                     --         --
                                                          =======               ========     ======

----------

(1) 3-D Seismic coverage in oil & gas producing basins outside areas of current leasehold activity.

TEXAS - WILCOX AREAS

   The prolific Wilcox trend in South Texas continues to be a primary area of exploration and development focus for Carrizo. The Company has a total of 991 square miles of 3-D seismic data that covers potential Wilcox formation development opportunities, with license to obtain an additional 110 miles of 3-D data in the Wilcox areas in early 2001. Wilcox wells often have relatively deeper targets with higher reserve potential and higher risk than many of the Company's other wells. While Carrizo operates almost all of its Wilcox area projects, portions of these wells are typically sold down to industry partners to reduce costs and offset exploration risks.

   During the first quarter of 2000, the Company sold its interests in the Metro Project Area in DeWitt County, Texas for a net sales price of approximately $5.1 million. The sale included the Company's 25 percent working interest in two producing Wilcox wells with net production to the Company's interest of approximately 800 Mcfe per day as well as associated leases in the area. The properties sold had a net PV-10 value to Carrizo's interest of $607,000 as of December 31, 1999.

   Several key Wilcox project areas are discussed below and represent a significant portion of the expected 2001 and early 2002 drilling inventory.

Goliad County -- Cabeza Creek Project Area

The primary opportunities at the 65 square mile Cabeza Creek Project include exploitation of historical producing closures, development of deeper objectives on proven structures and large deep exploration opportunities targeting known reservoir intervals. The Company commenced drilling in the Cabeza Creek Project Area with two successful wells being drilled and completed on the Wilcox J1 prospect in 2000. The Company is continuing structural and stratigraphic interpretation and participated for a 15.5 percent working interest in the successful Luker #2 well on the NE Weesatche prospect in the second half of 2000. This well, which logged approximately 53 feet of net pay in two Wilcox intervals, commenced production in February 2001 at a rate of approximately 5,500 Mcfe per day from the lower pay interval. The well is also being completed in the upper Wilcox pay zone in an attempt to increase the rate of production, and a second well is planned for drilling in April 2001. Additional seismic data was acquired in the first quarter of 2001, bringing the total 3-D seismic in the project area to 111 square miles. Five significant prospect areas have been identified with objective depths between 9,000 and 16,000 feet, and have been targeted for drilling commencing midyear 2001. The average working interest owned by Carrizo in the Cabeza Creek acreage is approximately 49 percent.

Live Oak County -- Buckeye Project Area

    The 62 square mile Buckeye Project Area is centrally located in Carrizo's Wilcox area of interest in Bee and Live Oak Counties, Texas, and includes a series of prospects targeting the Luling through Tom Lyne Wilcox sands. Additional 3-D seismic data acquired in 2000 on adjoining acreage has increased the Company's total licensed seismic data to 101 square miles in the area. The current focus of the Company has been on the expanded upper Wilcox formation, where an initial test well spud in 2001 is currently drilling. If the well is successful, the Company believes that two additional closures in the area could provide follow-up exploration and development potential. The average working interest owned by Carrizo in the Buckeye acreage is approximately 46 percent.

Higgins Project Area

    The Company's 66 square miles of licensed 3-D seismic data within the Higgins Project Area of Bee and Live Oak Counties, Texas, has now been merged with the Buckeye Project Area seismic data to provide a 160 square mile seamless dataset, and full interpretation of this integrated dataset is underway. The initial drilling is planned to commence in April 2001 with a 14,200 foot Middle Wilcox test well. Carrizo is the operator and expects to have a 50% after casing point working interest in this prospect well. Carrizo owns a 100 percent working interest in leases elsewhere in the project area.

Cologne Wilcox Project Area

    The Cologne Wilcox prospects are three large expanded Upper Wilcox structures in a single fault block within the 40 square mile Cologne Project Area in Victoria and Goliad Counties, Texas. The Company is currently evaluating well and seismic data and integrating the results of two wells drilled in 2000 to evaluate two of the three Upper Wilcox structures. Reservoir quality rock was encountered in both wells. The initial well showed significant potential, commencing production at a rate of over 8,700 Mcfe per day and thereafter declining to a current rate of approximately 2,000 Mcfe per day. The second well is still being evaluated. The potential of the accumulations and future plans are being considered, including reprocessing of the 40 square mile proprietary seismic dataset. Carrizo expects to propose additional drilling as deemed appropriate based on the evaluations. Carrizo has approximately a seven percent working interest in the initial test well and approximately a 20 percent working interest in leases covering the other two prospect structures.

Wilcox South Project Area

   Carrizo's Wilcox South Project Area consists of 385 square miles of non-exclusive 3-D seismic license rights along the southern and western limits of Carrizo's Wilcox area of interest in Duval, Webb and Zapata Counties, Texas, including a non-inclusive license to 65 square miles of the data was acquired in early 2001. The Company has identified several prospects and is working to secure leases over the areas it believes have the highest potential.

TEXAS FRIO/VICKSBURG/YEGUA AREAS

   This combined area trend sometimes overlaps but is generally closer to the Texas Gulf Coast than the Wilcox areas discussed above. In any particular target or prospect, the Frio is usually a shallower formation, while the Yegua and Vicksburg are generally relatively deeper formations. Across the Carrizo project areas, prospect targets vary greatly in depth and area distribution. The Company has a total of 995 square miles of 3D seismic data that covers development potential within these Frio, Vicksburg and Yegua sands. Several key areas are discussed below which highlight areas of expected focus during 2001 and future years:

Matagorda Project Area

The Matagorda Project Area currently includes license to 98 square miles of 3-D seismic and over 4,148 net acres of current leasehold. The area has been one of historical success for the Company with five successful wells drilled during 1999 and 2000 with current gross production of 19,000 Mcfe per day. The Company has recently reprocessed the 3-D seismic dataset and is reevaluating its inventory of prospects in the area. This reevaluation delayed development drilling in 2000, however the Company is currently operating an 11,000 foot test well which reached total depth on March 24, 2001 and logged approximately 33 feet of apparent net pay in the Discorbis sands. The well is expected to commence production in mid April 2001. Five wells are planned for 2001, including four wells in the 12,000 foot depth range as well as a 15,000 foot wildcat Discorbis test well. The Company has a 58 percent working interest in the well presently being completed and expects to have approximately a 50 percent working interest in the subsequent prospect wells.

Driscoll Project Area

The Driscoll Project Area consists of 84 square miles of proprietory 3-D seismic data with targets in the shallow Miocene through Vicksburg sections in Jim Wells and Duval counties. Initial drilling of the Yegua opportunities is scheduled for midyear 2001 with two prospect areas expected to be evaluated. Although the Miocene and Vicksburg have proven to be difficult targets, detailed seismic modelling and evaluation is ongoing to prioritize the numerous apparent opportunities. Carrizo has a weighted average working interest of approximately 30 percent in the leases in the project area.

Ganado Project Area

    The Ganado Project Area is located in Wharton County and targets both normal pressured Frio and expanded Yegua prospect opportunities within the 32 square mile proprietary seismic dataset. Following initial drilling success in the Frio, additional leases have been secured for further Frio drilling in 2001. The deeper prospect opportunities continue to be studied, however no deeper drilling is currently planned until 2002.

Starr Project Area

   The Company has a non-exclusive license to 340 square miles of 3-D seismic data which covers Frio and Vicksburg producing trends in Starr and Hildalgo Counties, Texas. The Company and its working interest partners have drilled 32 wells in the project area since 1996, resulting in 23 productive wells. Carrizo is continuing to develop prospects from this data and acquire leases, and plans to drill at least two additional wells in 2001. Carrizo's working interest in its leases within this project area averages approximately 50 percent.

SOUTHEAST TEXAS AREAS

   Carrizo has acquired approximately 96 square miles of 3-D data over its Southeast Texas project areas which are focused primarily on the Yegua and Vicksburg formations. The Liberty Project Area and Cedar Point Project Area have proven to be successful for the Company and the Company expects that these areas will constitute a significant portion of its 2001 and 2002 drilling programs. Carrizo is considering additional purchases of 3-D data during 2001 in an attempt to further exploit successful trends.

Cedar Point Project Area

  The Cedar Point Project Area is located in Chambers County, Texas, adjacent to Trinity Bay. The 30 square mile 3-D survey targets the lower Frio and Vicksburg formations. Three of four wells drilled to date have been successful and are currently producing approximately 11,000 Mcfe per day. Carrizo is the operator and owns 35 percent of a well currently drilling which is expected to reach total depth around April 1, 2001, and plans to drill two additional wells in 2001. The Company's working interest in leases in this project area ranges from 25 percent to 100 percent in these prospects.

Liberty Project Area

   Carrizo has identified and leased prospects ranging from the Frio to the Cook Mountain formations within the 52 square mile 3-D survey in the Liberty Project Area in Liberty County, Texas. An initial Frio test well and an initial non-pressured Yegua test well have both been successfully completed and are on production. Four wells are anticipated to be drilled in 2001, including two pressured Yegua wells and two Cook Mountain wells. The Company's average working interest in the leases in the project area ranges from 40 to over 80 percent.


Rusk -- Nacogdoches Project Area

   Carrizo has 6,186 net acres of leases in the Rusk -- Nacogdoches Project Area located in Rusk and Cherokee Counties, Texas. The projects target the James Lime, Travis Peak, Pettet and Cotton Valley formations. There has been successful James Lime horizontal drilling activity in nearby areas by others, in addition to vertical Travis Peak, James Lime and Pettet production on leases adjacent to a portion of the Company's acreage. Carrizo has an average 58 percent working interest in the leases in the project area. The Company is currently negotiating with adjacent leaseholders and holders of undivided lease interests in an attempt to assemble horizontal drilling units. The Company is also evaluating the purchase of 3-D seismic over a portion of the leasehold. It is anticipated that at one horizontal well will be drilled in 2001, with follow up wells if the test well is a success.

LOUISIANA

 West Bay

   During 2000, a test well logged apparent pay in several zones and was successfully completed in the Company's West Bay Project Area in Plaquemine Parish Louisiana. After a unitization hearing, the Company's interest in the currently producing zone was set at 12.7 percent. Carrizo is currently establishing pre drill units for deeper objectives on the now proven structure. The trap configuration and seismic signature appears to be similar for the lower objectives as compared with the proven pay. Permitting is near completion for a company operated non-pressured test well expected to be drilled mid year 2001. The Company expects it working interest in the project area wells to range from 25 to 50 percent depending on the amount of acreage developed.

 LaRose

   The Larose East prospect targets the Lower Cris I sands which have been productive in other wells near the prospect area, with the potential of additional shallower and deeper targets. The Company controls over 1,150 acres and 100% of the prospect. Carrizo has secured the permits for an initial Company operated 15,000 foot test well planned during 2001. If successful, two additional wells would be anticipated for full development of the prospect. Carrizo is evaluating the sale of a portion of the prospect to an industry partner on a promoted basis.

CAMP HILL PROJECT

   The Company owns interests in eight leases totaling approximately 900 gross acres in the Camp Hill field in Anderson County, Texas. The Company currently operates seven of these leases. During the year ended December 31, 2000, the project produced 81 barrels per day of 19 API gravity oil. The project produces from a depth of 500 feet and utilizes a tertiary steam drive as an enhanced oil recovery process. Although efficient at maximizing oil recovery, the steam drive process is relatively expensive to operate because natural gas or produced crude is burned to create the steam injectant. Lifting costs during the year ended December 31, 2000 averaged $18.49 per barrel ($3.08 per Mcfe). In response to high fuel gas prices, steam injection was reduced in mid 2000. Because profitability increases when natural gas prices drop relative to oil prices, the project is a natural hedge against decreases in natural gas prices relative to oil prices. The crude oil produced, although viscous, commands a higher price (an average premium of $.75 per barrel during the year ended December 31, 2000) than West Texas intermediate crude due to its suitability as a lube oil feedstock. As of December 31, 2000, the Company had 6.21 million barrels of proved oil reserves in this project, with 839.4 MBbls of oil reserves currently developed. The Company anticipates that it will drill additional wells and increase steam injection to develop the proved undeveloped reserves in this project, with the timing and amount of expenditures depending on the relative prices of oil and natural gas. The Company has an average working interest of 92.5 percent in its leases in this field and an average net revenue interest of 74.0 percent.

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

OTHER PROJECT AREAS

   In addition to the project areas described above, the Company has 30 additional project areas in various stages of development as of December 31, 2000. These project areas are located in the onshore Texas and Louisiana Gulf Coast regions. The Company is in the process of evaluating and acquiring interests with respect to most of these project areas and as of December 31, 2000 had acquired leases and seismic options in these areas covering 87,424 gross acres and 25,848 net acres.

WORKING INTEREST AND DRILLING IN PROJECT AREAS

   The actual working interest that the Company will ultimately own in a well will vary based upon several factors, including the depth, cost and risk of each well relative to the Company's strategic goals, activity levels and budget availability. From time to time some fraction of these wells may be sold to industry partners either on a prospect by prospect basis or a program basis. In addition, the company may also contribute acreage to larger drilling units thereby reducing prospect working interest. The Company has, in the past, retained less than 100 percent working interest in its drilling prospects. References to Company property is not intended to imply that the Company has or will maintain any particular level of working interest.

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

OIL AND NATURAL GAS RESERVES

   The following table sets forth estimated net proved oil and natural gas reserves of the Company and the PV-10 Value of such reserves as of December 31, 2000. The reserve data and the present value as of December 31, 2000 were prepared by Ryder Scott Company and Fairchild & Wells, Inc., Independent Petroleum Engineers. For further information concerning Ryder Scott's and Fairchild's estimate of the proved reserves of the Company at December 31, 2000, see the reserve reports included as exhibits to this Annual Report on Form 10-K. The PV-10 Value was prepared using constant prices as of the calculation date, discounted at 10% per annum on a pretax basis, and is not intended to represent the current market value of the estimated oil and natural gas reserves owned by the Company. For further information concerning the present value of future net revenue from these proved reserves, see Note 12 of Notes to Financial Statements.

                                                           PROVED
                                                          RESERVES
                                            DEVELOPED    UNDEVELOPED      TOTAL
                                            ---------    -----------     -------
                                                  (DOLLARS IN THOUSANDS)
Oil and condensate (MBbls)                     1,017         5,380         6,397
Natural gas (MMcf)                            10,351           641        10,992
Total proved reserves (MMcfe)                 16,452        32,925        49,377
PV-10 Value(1)                               $74,437       $14,393       $88,830

----------

(1) The PV-10 Value as of December 31, 2000 is pre-tax and was determined by using the December 31, 2000 sales prices, which averaged $24.85 per Bbl of oil, $10.34 per Mcf of natural gas and $14.43 per Bbl of NGL.

   No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the Securities and Exchange Commission (the "Commission").

   In accordance with Commission regulations, the reserve reports used oil and natural gas prices in effect at December 31, 2000. The prices used in calculating the estimated future net revenue attributable to proved reserves do not reflect market prices for oil and natural gas production subsequent to December 31, 2000. In particular, natural gas prices at December 31, 2000 were at or near their all-time highs. Natural gas prices have experienced significant volatility and since that time prices for natural gas have fallen substantially. As of March 23, 2001, the price of natural gas had fallen to $5.23 per Mcf. Decreases in the assumed commodity prices result in decreases in estimated future net revenues as well as in estimated reserves. There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will actually be realized for such production or that existing contracts will be honored or judicially enforced.

   There are numerous uncertainties inherent in estimating oil and natural gas reserves and their estimated values, including many factors beyond the control of the producer. The reserve data set forth in this Annual Report on Form 10-K represent only estimates. Reservoir engineering is a subjective process of estimating underground accumulations of oil and natural gas that cannot be measured in an exact manner. Estimates of economically recoverable oil and natural gas reserves and of future net cash flows necessarily depend upon a number of variable factors and assumptions, such as historical production from the area compared with production from other producing areas, the assumed effects of regulations by governmental agencies and assumptions concerning future oil and natural gas prices, future operating costs, severance and excise taxes, development costs and workover and remedial costs, all of which may in fact vary considerably from actual results. For these reasons, estimates of the economically recoverable quantities of oil and natural gas attributable to any particular group of properties, classifications of such reserves based on risk of recovery, and estimates of the future net cash flows expected therefrom prepared by different engineers or by the same engineers but at different times may vary substantially and such reserve estimates may be subject to downward or upward adjustment based upon such factors. Actual production, revenues and expenditures with respect to the Company's reserves will likely vary from estimates, and such variances may be material. In addition, the 10 percent discount factor, which is required by the Commission to be used in calculating discounted future net cash flows for reporting purposes, is not necessarily the most appropriate discount factor based on interest rates in effect from time to time and risks associated with the Company or the oil and natural gas industry in general.

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

                                                      YEAR ENDED DECEMBER 31,
                                                    ----------------------------
                                                     1998       1999       2000
                                                    ------     ------     ------
Production volumes
  Oil (MBbls)                                          140        179        198
  Natural gas (MMcf)                                 2,655      3,235      5,461
  Natural gas equivalent (MMcfe)                     3,495      4,311      6,651
Average sales prices
  Oil (per Bbl)                                     $12.30     $16.80     $27.81
  Natural gas (per Mcf)                               2.31       2.23       3.90
  Natural gas equivalent (per Mcfe)                   2.25       2.37       4.03
Average costs (per Mcfe)
  Camp Hill operating expenses                      $ 2.35     $ 1.73     $ 3.08
  Other operating expenses                            0.69       0.66       0.59
  Total operating expenses(1)                         0.79       0.70       0.74

----------

(1) Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), workover costs and the administrative costs of production offices, insurance and property and severance taxes.

FINDING AND DEVELOPMENT COSTS

   From inception through December 31, 2000, the Company has incurred total gross development, exploration and acquisition costs of approximately $106.7 million. Total exploration, development and acquisition activities from inception through December 31, 2000 have resulted in the addition of approximately 62.2 Bcfe, net to the Company's interest, of proved reserves at an average finding and development cost of $1.72 per Mcfe.

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

                                                 YEAR ENDED DECEMBER 31,
                                            ----------------------------------
                                              1998         1999         2000
                                            --------     --------     --------
                                                      (IN THOUSANDS)
Acquisition costs
  Unproved prospects                        $  9,619     $  4,166     $  6,641
  Proved properties                           16,197          472          337
Exploration                                   10,429        3,163        7,843
Development                                      313          937        1,361
                                            --------     --------     --------
          Total costs incurred(1)           $ 36,558     $  8,738     $ 16,182
                                            ========     ========     ========

----------

(1) Excludes capitalized interest on unproved properties of $291,496, $1,547,879 and $3,563,555 for the years ended December 31, 1998, 1999 and 2000, respectively.

DRILLING ACTIVITY

   The following table sets forth the drilling activity of the Company for the years ended December 31, 1998, 1999 and 2000. In the table, "gross" refers to the total wells in which the Company has a working interest and "net" refers to gross wells multiplied by the Company's working interest therein. The Company's drilling activity from January 1, 1996 to December 31, 2000 has resulted in a commercial success rate of approximately 62 percent.

                                            YEAR ENDED DECEMBER 31,
                              --------------------------------------------------
                                   1998              1999              2000
                              --------------    --------------    --------------
                              GROSS     NET     GROSS     NET     GROSS     NET
                              -----    -----    -----    -----    -----    -----
Exploratory Wells
  Productive                     29      9.3       14      2.3       19      4.7
  Nonproductive                  24      7.0       12      1.6       15      3.4
                              -----    -----    -----    -----    -----    -----
          Total                  53     16.3       26      3.9       34      8.1
                              =====    =====    =====    =====    =====    =====
Development Wells
  Productive                      3      1.0        4      0.9        5      1.9
  Nonproductive                   1       --        2      0.8       --       --
                              -----    -----    -----    -----    -----    -----
          Total                   4      1.0        6      1.7        5      1.9
                              =====    =====    =====    =====    =====    =====

PRODUCTIVE WELLS

   The following table sets forth the number of productive oil and natural gas wells in which the Company owned an interest as of December 31, 2000.

                                 COMPANY
                                 OPERATED            OTHER            TOTAL
                              --------------    --------------    --------------
                              GROSS     NET     GROSS     NET     GROSS     NET
                              -----    -----    -----    -----    -----    -----
Oil                              47     43.7       29      8.9       76     52.6
Natural gas                      20     11.3       85     22.2      105     33.5
                              -----    -----    -----    -----    -----    -----
          Total                  67     55.0      114     31.1      181     86.1
                              =====    =====    =====    =====    =====    =====

ACREAGE DATA

   The following table sets forth certain information regarding the Company's developed and undeveloped lease acreage as of December 31, 2000. Developed acres refers to acreage within producing units and undeveloped acres refers to acreage that has not been placed in producing units. Leases covering substantially all of the undeveloped acreage in the following table will expire within the next three years. In general, the Company's leases will continue past their primary terms if oil or natural gas in commercial quantities is being produced from a well on such leases.

                  DEVELOPED ACREAGE     UNDEVELOPED ACREAGE           TOTAL
                  ------------------    -------------------    ------------------
                   GROSS       NET       GROSS        NET       GROSS       NET
                  -------    -------    -------     -------    -------    -------
Louisiana             306         41      2,041       1,436      2,347      1,477
Texas              53,234     18,832    101,994      35,739    155,228     54,571
                  -------    -------    -------     -------    -------    -------
         Total     53,540     18,873    104,035      37,175    157,575     56,048
                  =======    =======    =======     =======    =======    =======

   The table does not include 2,608 gross acres (605 net) that the Company had a right to acquire pursuant to various seismic option agreements at December 31, 2000. Under the terms of its option agreements, the Company typically has the right for a period of one year, subject to extensions, to exercise its option to lease the acreage at predetermined terms. The Company's lease agreements generally terminate if wells have not been drilled on the acreage within a period of three years.

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

   The Company from time to time markets its own production where feasible with a combination of market-sensitive pricing and forward-fixed pricing. Forward pricing is utilized to take advantage of anomalies in the futures market and to hedge a portion of the Company's production deliverability at prices exceeding forecast. All of such hedging transactions provide for financial rather than physical settlement. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-General Overview".

   Despite the measures taken by the Company to attempt to control price risk, the Company remains subject to price fluctuations for natural gas sold in the spot market due primarily to seasonality of demand and other factors beyond the Company's control. Domestic oil prices generally follow worldwide oil prices, which are subject to price fluctuations resulting from changes in world supply and demand. The Company continues to evaluate the potential for reducing these risks by entering into, and expects to enter into, additional hedge transactions in future years. In addition, the Company may also close out any portion of hedges that may exist from time to time as determined to be appropriate by management. At December 31, 1999, the Company had 300,000 MMBtu and 30,200 Bbls of outstanding hedge positions (at an average price of $2.33 per MMBtu and $25.60 per Bbl) for January through June 2000 production. At December 31, 2000, the Company had outstanding hedge positions covering 1,710,000 MMBtu and 18,000 Bbls. These consisted of 1,080,000 MMBtu with a floor of $4.00 and a ceiling of $5.19 for January through December 2001 production and 630,000 MMBtu at an average fixed price of $6.60 for January through March 2001 production. The 18,000 Bbls of oil hedges had a floor of $30.00 and a ceiling of $32.28 for January through March 2001 production. Total oil and natural gas purchased and sold under such swap arrangements during the years ended December 31, 1998, 1999 and 2000 were 0 Bbls, 45,200 Bbls and 87,900 Bbls, respectively, and 1,760,000 MMBtu and 2,050,000 MMBtu, and 1,590,000 MMBtu respectively. Gains (losses) realized by the Company under such swap arrangements were $167,000, ($412,000), and ($1,537,000) for the years ended December 31, 1998, 1999 and 2000, respectively. The Company's Board of Directors sets the Company's hedging policy, including volumes, types of instruments and counterparties, on a quarterly basis. These policies are implemented by management through the execution of trades by either the President or Chief Financial Officer after consultation and concurrence by the President, Chief Financial Officer and Chairman of the Board. The master contracts with the authorized counterparties identify the President and Chief Financial Officer as the only Company representatives authorized to execute trades. The Board of Directors also reviews the status and results of hedging activities quarterly.

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

   Regulation of Oil and Natural Gas Exploration and Production. The Company's operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with operations. The Company's operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells that may be drilled in and the unitization or pooling of oil and gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely primarily or exclusively on voluntary pooling of lands and leases. In areas where pooling is voluntary, it may be more difficult to form units, and therefore more difficult to develop a project if the operator owns less than 100 percent of the leasehold. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. The effect of these regulations may limit the amount of oil and natural gas the Company can produce from its wells and may limit the number of wells or the locations at which the Company can drill. The regulatory burden on the oil and gas industry increases the Company's costs of doing business and, consequently, affects its profitability. Inasmuch as such laws and regulations are frequently expanded, amended and reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.

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

   The Company's natural gas sales are affected by intrastate and interstate gas transportation regulation. Beginning in 1985, the FERC adopted regulatory changes that have significantly altered the transportation and marketing of natural gas. These changes were intended by the FERC to foster competition by, among other things, transforming the role of interstate pipeline companies from wholesale marketers of gas to the primary role of gas transporters. Through similar orders affecting intrastate pipelines that provide similar interstate services, the FERC expanded the impact of open access regulations to intrastate commerce.

    Beginning in April 1992, the Federal Energy Regulatory Commission issued Order No. 636 and a series of related orders, which required interstate pipelines to provide open-access transportation on a not unduly discriminatory basis for all natural gas shippers. All gas marketing by the pipelines was required to be divested to a marketing affiliate, which operates separately from the transporter and in direct competition with other gas merchants. Although Order No. 636 does not directly regulate the Company's production and marketing activities, it does affect how buyers and sellers gain access to the necessary transportation facilities and how natural gas is sold in the marketplace.

    The courts have largely affirmed the significant features of Order No. 636 and the numerous related orders pertaining to individual pipelines. However, some appeals remain pending and the Federal Energy Regulatory Commission continues to review and modify its regulations regarding the transportation of natural gas. For example, the Federal Energy Regulatory Commission issued Order No. 637 which:

        - lifts the cost-based cap on pipeline transportation rates in the capacity release market until September 30, 2002, for short-term releases of pipeline capacity of less than one year,

        - permits pipelines to file for authority to charge different maximum cost-based rates for peak and off-peak periods,

        -  encourages, but does not mandate, auctions for pipeline capacity,

        -  requires pipelines to implement imbalance management services,

        - restricts the ability of pipelines to impose penalties for imbalances, overruns and non-compliance with operational flow orders, and

        -  implements a number of new pipeline reporting requirements.

    Order No. 637 also requires the Federal Energy Regulatory Commission Staff to analyze whether the Federal Energy Regulatory Commission should implement additional fundamental policy changes. These include whether to pursue performance-based or other non-cost based ratemaking techniques and whether the Federal Energy Regulatory Commission should mandate greater standardization in terms and conditions of service across the interstate pipeline grid.

    In April 1999, the Federal Energy Regulatory Commission issued Order No. 603, which implemented new regulations governing the procedure for obtaining authorization to construct new pipeline facilities. In September 1999, the Federal Energy Regulatory Commission issued a related policy statement establishing a presumption in favor of requiring owners of new pipeline facilities to charge rates for service on new pipeline facilities based solely on the costs associated with such new pipeline facilities. It remains to be seen what effect the FERC's other activities will have on access to markets, the fostering of competition and the cost of doing business.

   As a result of these changes, sellers and buyers of natural gas have gained direct access to the particular pipeline services they need and are better able to conduct business with a larger number of counterparties. The Company believes these changes generally have improved the Company's access to markets while, at the same time, substantially increasing competition in the natural gas marketplace. The Company cannot predict what new or different regulations the FERC and other regulatory agencies may adopt, or what effect subsequent regulations may have on the Company's activities.

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

   Oil Price Controls and Transportation Rates. Sales of crude oil, condensate and gas liquids by the Company are not currently regulated and are made at market prices. The price the Company receives from the sale of these products may be affected by the cost of transporting the products to market. Much of that transportation is through interstate common carrier pipelines. Effective as of January 1, 1995, the FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. These regulations may tend to increase the cost of transporting oil and natural gas liquids by interstate pipeline, although the annual adjustments may result in decreased rates in a given year. These regulations have generally been approved on judicial review. Every five years, the FERC must examine the relationship between the annual change in the applicable index and the actual cost changes experienced in the oil pipeline industry. The first such review was completed last year;

and on December 14, 2000, FERC reaffirmed the current index. The Company is not able at this time to predict the effects of these regulations, if any, on the transportation costs associated with oil production from the Company's oil producing operations.

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

EMPLOYEES

   At December 31, 2000, the Company had 35 full-time employees, including seven geoscientists and five engineers. The Company believes that its relationships with its employees are good.

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

   Farm-in or farm-out. An agreement where under the owner of a working interest in an oil and natural gas lease assigns the working interest or a portion thereof to another party who desires to drill on the leased acreage. Generally, the assignee is required to drill one or more wells in order to earn its interest in the acreage. The assignor usually retains a royalty or reversionary interest in the lease. The interest received by an assignee is a "farm-in" while the interest transferred by the assignor is a "farm-out".

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

   Mcf. One thousand cubic feet of natural gas.

   Mcf/d. One thousand cubic feet of natural gas per day.

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

   Present value. When used with respect to oil and natural gas reserves, the estimated future gross revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs in effect as of the date indicated, without giving effect to nonproperty-related expenses such as general and administrative expenses, debt service and future income tax expense or to depreciation, depletion and amortization, discounted using an annual discount rate of 10 percent.

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

   PV-10 Value. The present value of estimated future revenues to be generated from the production of proved reserves calculated in accordance with Securities and Exchange Commission guidelines, net of estimated production and future development costs, using prices and costs as of the date of estimation without future escalation, without giving effect to non-property related expenses such as general and administrative expenses, debt service, future income tax expense and depreciation, depletion and amortization, and discounted using an annual discount rate of 10 percent.

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

   Settlement of Litigation. The Company, as one of three plaintiffs, filed a lawsuit against BNP Petroleum Corporation ("BNP"), Seiskin Interests, LTD, Pagenergy Company, LLC and Gap Marketing Company, LLC, as defendants, in the 229th Judicial District Court of Duval County, Texas, for fraud and breach of contract in connection with an agreement between plaintiffs and defendants whereby the defendants were obligated to drill a test well in an area known as the Slick Prospect in Duval County, Texas. The allegations of the Company in this litigation were that BNP gave the Company inaccurate and incomplete information on which the

Company relied in making its decision not to participate in the test well and the prospect, resulting in the loss of the Company's interest in the lease, the test well and four subsequent wells drilled in the prospect. The Company has sought to enforce its approximate 23.68% interest in the prospect and sought damages or rescission, as well as costs and attorneys' fees. The case was originally filed in Duval County, Texas on February 25, 2000.

   In mid March, 2000, the defendants filed an original answer and certain counterclaims against plaintiffs, seeking unspecified damages for slander of title, tortious interference with business relations, and exemplary damages. The case proceeded to trial before the Court (without a jury) on June 19, 2000 after the plaintiffs' were found by the court to have failed to comply with procedural requirements regarding the request for a jury. After several days of trial the case was recessed and later resumed on September 5, 2000. The court at that time denied the plaintiffs' motion for mistrial based on the court's denial of a jury trial. The court also ordered that the defendants' counterclaims would be the subject of a separate trial that would commence on December 11, 2000. The parties proceeded to try issues related to the plaintiffs' claims on September 5, 2000. All parties rested on the plaintiffs' claims on September 13, 2000. The court took the matter under advisement and has not yet announced a ruling. Defendants filed a second amended answer and counterclaim and certain supplemental responses to request for disclosure in which they stated that they were seeking damages in the amount of $33.5 million by virtue of an alleged lost sale of the subject properties, $17 million in alleged lost profits from other prospective contracts, and unspecified incidental and consequential damages from the alleged wrongful suspension of funds under their gas sales contract with the gas purchaser on the properties, alleged damage to relationships with trade creditors and financial institutions, including the inability to leverage the Slick Prospect, and attorneys' fees at prevailing hourly rates in Duval County, Texas incurred in defending against plaintiffs' claims and for 40% of any aggregate recovery in prosecuting their counterclaims. In subsequent testimony, the defendants verbally alleged $26 million of damages by virtue of the alleged lost sale of the properties (as opposed to the $33.5 million previously sought), $7.5 million of damages by virtue of loss of a lease development opportunity and $100 million of damages by virtue of the loss of a business opportunity related to BNP's alleged inability to participate in a 3-D seismic project.

   The Company had also alleged that BNP Petroleum Corporation, Seiskin Interests, LTD and Pagenergy Company, LLC breached a contract with the plaintiffs by obtaining oil and gas leases within an area restricted by that contract. This breach of contract allegation is the subject of an additional lawsuit by plaintiffs in the 165th District Court in Harris County, Texas. The defendants took the position that the claim must be tried in the Duval County case. The Duval County court, without issuing a formal ruling, took the position that this claim should be considered in the Duval County case. The Company was seeking damages as a result of defendants' actions as well as costs and attorneys' fees.

   On December 8, 2000 the Company entered into a Compromise and Settlement Agreement ("Settlement Agreement") with the defendants with regard to the above described litigation. Under the terms of the Settlement Agreement, the Company and the defendants agreed to enter into an Agreed Order of Dismissal with Prejudice of the litigation and, among other things, agreed as follows:

    1. Should a co-plaintiff to the Duval County litigation secure a final judgment (without regard to appeals, new trials or other such actions) in the trial court in Duval County that results in such plaintiff being entitled to recover a five percent or greater undivided interest in the Slick Prospect, BNP will pay to Carrizo, at BNP's option, either $500,000 or an amount equal to the judgment rendered in favor of such plaintiff.

    2. Should the defendants secure a final judgment (without regard to appeals, new trials or other such actions) in the trial court in Duval County against a co-plaintiff, the Company will be obligated to pay BNP an amount equal to five percent of any percentage of the total judgment apportioned to the Company in the case, such payment being limited however to no more than five percent of 47.2 percent of the total judgment entered in the case.

    3. In the event the defendants and such co-plaintiff reach a full and final settlement prior to the entry of a written final judgment in the trial court in Duval County (including but not limited to any type of agreed judgment or any agreement that such co-plaintiff will not be ultimately liable to BNP for the full amount of any judgment rendered in favor of the defendants), the obligations described in (1) and (2) above will be null and void. Also, in the event BNP and such co-plaintiff both only obtain take nothing judgments in the case, such obligations will be null and void.

    4. Both the Company and the defendants released each other from any and all claims, demands, actions or causes of action relating to or arising out of the litigation.

The case proceeded to trial on the counterclaims on December 11, 2000 in the Duval County court. BNP presented evidence that its damages were in the amounts of $19.6 million for the alleged lost sale of the properties, $35 million for loss of the lease development opportunity, and $308 million for loss of the opportunity related to participation in the 3-D seismic project. During the course of the trial, the co-plaintiff presented its motion for summary judgment on the counterclaims based on the doctrine of absolute judicial proceeding privilege. The court partially granted the co-plaintiff's motion for summary judgment as it related to the filing of a lis pendens, but denied it with regard to the other allegations of BNP. The court also granted the co-plaintiff's plea in abatement relating to the breach of contract allegation, ruling that the District Court in Harris County has dominant jurisdiction of that issue. Upon completion of the trial, the court announced that it would take the case under advisement. As of March 1, 2001, the court has not yet announced a ruling.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

EXECUTIVE OFFICERS OF THE REGISTRANT

   Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K.

   The following table sets forth certain information with respect to executive officers of the Company:

             NAME             AGE                POSITION
             ----             ---                --------
       S.P. Johnson IV        44      President and Chief Executive Officer
       Frank A. Wojtek        45      Chief Financial Officer, Vice President,
                                      Secretary and Treasurer
       George F. Canjar       43      Vice President of Exploration Development
       Kendall A. Trahan      50      Vice President of Land
       J. Bradley Fisher      40      Vice President of Operations

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

   J. Bradley Fisher has served as Vice President of Operations since July
2000. Prior to joining the Company, Mr. Fisher spent 14 years with Cody Energy and its predecessor Ultramar Oil & Gas Limited where he held various managerial and technical positions last serving as Senior Vice President of Engineering and Operations. Mr. Fisher hold a B.S. degree in Petroleum Engineering from Texas A&M University.

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

    QUARTER ENDED           HIGH         LOW
-------------------       ---------    --------
March 31, 1999             1 11/16      1
June 30, 1999              2            1
September 30, 1999         2  1/4       1  1/2
December 31, 1999          2  1/8       1  3/8
March 31, 2000             4  1/8       1 11/16
June 30, 2000              7  1/4       2  7/8
September 30, 2000        14            5  1/4
December 31, 2000         12  3/8       7  7/8

   There were approximately 44 shareholders of record (excluding brokerage firms and other nominees) of the Company's Common Stock as of March 19, 2001.

   The Company has not paid any dividends in the past and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain any earnings for the future operation and development of its business, including exploration, development and acquisition activities. The Company's revolving line of credit with Compass Bank (the "Company Credit Facility") and the terms of its 9 percent Senior Subordinated Notes, restrict the Company's ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

SALES OF UNREGISTERED SECURITIES

   On December 15, 1999, the Company consummated the transactions (the "Financing") contemplated by a Securities Purchase Agreement dated December 15, 1999 (the "Securities Purchase Agreement") among the Company, CB Capital Investors, L.P. ("Chase"), Mellon Ventures, L.P. ("Mellon"), Paul B. Loyd, Jr., Douglas A.P. Hamilton and Steven A. Webster (excluding the Company (now known as
J. P. Morgan Partners, LLC), the "Investors"). Such transactions included (i) the payment by the Investors of an aggregate purchase price of $30,000,000, (ii) the sale of an aggregate of $22,000,000 principal amount of 9 percent Senior Subordinated Notes due 2007 (the "Notes") to the Investors, (iii) the sale of an aggregate of 3,636,364 shares of the Company's Common Stock for $2.20 per share to the Investors, (iv) the sale of Warrants (the "Warrants") to purchase up to 2,760,189 shares of the Company's Common Stock (the "Warrant Shares") at the exercise price of $2.20 per share, subject to adjustments, to the Investors, (v) the execution of the Shareholders Agreement dated December 15, 1999 (the "Shareholders Agreement") among the Company, Chase, Mellon, Paul B. Loyd, Jr., Douglas A.P. Hamilton, Steven A. Webster, S.P. Johnson IV, Frank A. Wojtek and DAPHAM Partnership, L.P., (vi) the execution and delivery of the Warrant Agreement dated December 15, 1999 (the "Warrant Agreement") among the Company, Chase, Mellon, Paul B. Loyd, Jr., Douglas A.P. Hamilton and Steven A. Webster,
(vii) the execution of the Registration Rights Agreement dated December 15, 1999 ("Chase Registration Rights Agreement") among the Company, Chase and Mellon,
(viii) the execution of the Amended and Restated Registration Rights Agreement dated December 15, 1999 ("Amended Founders Registration Rights Agreement") among the Company, Paul B. Loyd, Jr., Douglas A.P. Hamilton, Steven A. Webster, S.P. Johnson IV, Frank A. Wojtek and DAPHAM Partnership, L.P., and (ix) the execution of a Compliance Sideletter dated December 15, 1999 among the Company, Chase and Mellon (the "Compliance Sideletter").

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

   The number and kind of Warrant Shares issued and the exercise price are subject to adjustment in certain circumstances, including (i) if the Company pays a dividend in Common Stock or distributes shares of its Common Stock, subdivides, splits or reclassifies its outstanding shares of Common Stock into a larger number of shares of Common Stock, or combines its outstanding shares of Common Stock into a smaller number of shares of Common Stock, (ii) if the Company issues shares of Common Stock or securities exercisable or exchangeable for or convertible into shares of Common Stock for no consideration or for less than the market value ( as specified in the Warrant) of the Common Stock, subject to certain exceptions, (iii) if the Company distributes any of its equity securities (other than Common Stock or options) to the holders of the Common Stock on a pro rata basis, (iv) if the Company engages in a consolidation, merger or business combination, sells all of its assets to another person or entity, or enters into certain capital reorganizations or reclassifications of the capital stock of the Company or (v) the Company takes certain other actions affecting its Common Stock.

   The sale of the shares of Common Stock, the Notes and the Warrants pursuant to the Securities Purchase Agreement is exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof as a transaction not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

   The financial information of the Company set forth below for each of the five years ended December 31, 2000, has been derived from the audited combined financial statements of the Company. The following table also sets forth certain pro forma income taxes, net income and net income per share information. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements of the Company and the related notes thereto included elsewhere herein.

                                                                           YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------------------
                                                          1996         1997         1998         1999         2000
                                                        --------     --------     --------     --------     --------
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Oil and natural gas revenues                            $  5,195     $  8,712     $  7,859     $ 10,204     $ 26,834
Costs and expenses:
  Oil and natural gas operating expenses                   2,384        2,334        2,770        3,036        4,941
  Depreciation, depletion and
     amortization                                          1,136        2,358        3,952        4,301        7,170
  Write-down of oil and gas properties                        --           --       20,305           --           --
  General and administrative                                 515        1,591        2,667        2,195        3,143
  Stock option compensation expense                           --           --           --           --          652
                                                        --------     --------     --------     --------     --------
          Total costs and expenses                         4,035        6,283       29,694        9,532       15,906
                                                        --------     --------     --------     --------     --------
Operating income (loss)                                    1,160        2,429      (21,835)         672       10,928
Interest expense (net of amounts capitalized and
   interest income                                           (80)         (98)         285           13          579
Other income                                                  20           --           --           --        1,482
                                                        --------     --------     --------     --------     --------
Income (loss) before income taxes                          1,100        2,331      (21,550)         685       12,989
Income tax expense (benefit)(1)                               --        2,300       (2,218)      (1,057)       1,004
                                                        --------     --------     --------     --------     --------
Net income (loss) before cumulative effect of change
   in accounting principle                                 1,100           31      (19,332)       1,742       11,985
Cumulative effect of change in accounting principle           --           --           --          (78)          --
                                                        --------     --------     --------     --------     --------
Net income (loss)(1)(4)                                 $  1,100     $     31     $(19,332)    $  1,664     $ 11,985
                                                        ========     ========     ========     ========     ========
Basic earnings (loss) per share(1)(4)                   $   0.15     $     --     $  (2.15)    $   2.00     $   0.85
                                                        ========     ========     ========     ========     ========
Diluted earnings (loss) per share(1)(4)                 $   0.15     $     --     $  (2.15)    $   2.00     $   0.74
                                                        ========     ========     ========     ========     ========
Basic weighted average shares outstanding                  7,476        8,639       10,375       10,544       14,028
Diluted weighted average shares
  outstanding                                              7,545        8,810       10,375       10,546       16,256
STATEMENTS OF CASH FLOW DATA:
Net cash provided by operating activities               $  3,325     $  3,068     $  2,387     $  2,200     $ 17,133
Net cash used in investing activities                     (8,221)     (28,141)     (37,178)     (14,179)     (16,438)
Net cash provided by (used in) financing activities        6,319       26,255       32,916       21,457       (3,823)
OTHER OPERATING DATA:
Adjusted EBITDA(2)                                      $  2,296     $  4,787     $  2,422     $  4,921     $ 18,750
Operating cash flow(3)                                     2,236        4,689        2,707        4,986       19,329
Capital expenditures                                       9,480       32,234       36,570       10,286       19,746
Debt repayments(5)                                         2,084       20,409        7,950        8,174        3,923

                                                              AS OF DECEMBER 31,
                                          -----------------------------------------------------------
                                            1996         1997         1998         1999        2000
                                          --------     --------     --------     --------    --------
BALANCE SHEET DATA:
Working capital                           $ (1,025)    $ (2,276)    $ (5,204)    $  8,338    $  6,433
Property and equipment, net                 15,206       45,083       57,878       64,337      72,129
Total assets                                18,869       53,658       64,988       83,666      93,000
Long-term debt, including current
  maturities                                 9,684        7,950       12,056       37,170      34,556
Mandatorily redeemable preferred stock          --           --       30,731           --          --
Equity                                       4,596       32,895       11,202       40,853      52,939

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

(2) Adjusted EBITDA represents earnings before interest expense, income taxes, depreciation, depletion, amortization and other significant non-cash items.

(3) Operating cash flow represents cash flows from operating activities prior to changes in assets and liabilities.

(4) Net income for the year ended December 31, 1999 excludes, and earnings per share for the year ended December 31, 1999 includes, the discount on the redemption of the Company's Preferred Stock in the amount of $21,868,413.

(5) Debt repayments include amounts refinanced.

   Forward Looking Statements. The statements contained in all parts of this document, (including any portion attached hereto) including, but not limited to, those relating to the Company's schedule, targets, estimates or results of future drilling, including the number, timing and results of wells, budgeted wells, increases in wells, expected working or net revenue interests, prospects budgeted and other future capital expenditures, risk profile of oil and gas exploration, acquisition of 3-D seismic data (including number, timing and size of projects), probability of prospects having oil and natural gas, expected production or reserves, increases in reserves, acreage, working capital requirements, hedging activities, the ability of expected sources of liquidity to implement its business strategy, future hiring, future exploration activity and any other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate", "budgeted", "targeted", "potential" "estimate", "expect", "may", "project", "believe" and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, the Company's dependence on its key personnel, factors that affect the Company's ability to manage its growth and achieve its business strategy, risks relating to its limited operating history, technological changes, significant capital requirements of the Company, the potential impact of government regulations, litigation, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks, industry partner issues, availability of equipment, weather and other factors detailed herein and in the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

   The Company began operations in September 1993 and initially focused on the acquisition of producing properties. As a result of the increasing availability of economic onshore 3-D seismic surveys, the Company began to obtain 3-D seismic data and options to lease substantial acreage in 1995 and began to drill its 3-D based prospects in 1996. The Company drilled 57, 32 and 39 gross wells in 1998, 1999 and 2000 respectively. The Company has budgeted to drill 40 gross wells (11.1 net) in 2001; however, the actual number of wells drilled will vary depending upon various factors, including the availability and cost of drilling rigs, land and industry partner issues, Company cash flow, success of drilling programs, weather delays and other factors. If the Company drills the number of wells it has budgeted for 2001, depreciation, depletion and amortization are expected to increase and oil and gas operating expenses are expected to increase over levels incurred in 2000. The Company has typically retained the majority of its interests in shallow, normally pressured prospects and sold a portion of its interests in deeper, over-pressured prospects.

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

   See "Recently Issued Accounting Pronouncements," for the expected effect on 2001 income of the adoption of SFAS No. 133 on January 1, 2001.

RESULTS OF OPERATIONS

Year Ended December 31, 2000 Compared to the Year Ended December 31, 1999

   Oil and natural gas revenues for 2000 increased 163 percent to $26.8 million from $10.2 million in 1999. Production volumes for natural gas in 2000 increased 69 percent to 5,460.6 MMcf from 3,235.0 MMcf in 1999. Realized average natural gas prices increased 75 percent to $3.90 per Mcf in 2000 from $2.23 per Mcf in 1999. Production volumes for oil in 2000 increased 11 percent to 198.5

MBbls from 179.3 MBbls in 1999. Oil and natural gas production increased primarily as a result of the commencement of production from the Cabeza Creek Project wells, additional Matagorda Project wells, the Cedar Point Project wells, the North La Copita Project wells, the West Bay Project well and higher than anticipated production from wells in which the Company had a back-in working interest after payout, offset by the natural decline of existing wells. Oil and natural gas revenues include the impact of hedging activities as discussed above under "General Overview."

   Average oil prices increased 66 percent to $27.81 per barrel in 2000 from $16.80 per barrel in 1999.

   The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the years ended December 31, 1999 and 2000:

                                                                               2000 PERIOD
                                                                         COMPARED TO 1999 PERIOD
                                             DECEMBER 31,               INCREASE       % INCREASE
                                        1999             2000          (DECREASE)      (DECREASE)
                                     -----------      -----------      -----------     ----------
Production volumes-
   Oil and condensate (Mbbls)              179.3            198.5             19.2         11%
   Natural gas (MMcf)                    3,235.0          5,460.6          2,225.6         69%
Average sales prices-(1)
   Oil and condensate (per Bbl)      $     16.80      $     27.81      $     11.01         66%
   Natural gas (per Mcf)                    2.23             3.90             1.67         75%
Operating revenues-
   Oil and condensate                $ 2,975,998      $ 5,518,825      $ 2,542,827         85%
   Natural gas                         7,228,347       21,314,985       14,086,638        195%
                                     -----------      -----------      -----------

Total                                $10,204,345      $26,833,810      $16,629,465        163%
                                     ===========      ===========      ===========

----------

(1) Including impact of hedging.

   Oil and natural gas operating expenses for 2000 increased 63 percent to $4.9 million from $3.0 million in 1999. Oil and natural gas operating expenses increased primarily as a result of the addition of new oil and gas wells drilled and completed since December 31, 1999 offset by a reduction in costs on older producing fields. Operating expenses per equivalent unit in 2000 increased to $.82 per Mcfe from $.70 per Mcfe in 1999. The per unit cost increased primarily as a result of an increase in severance taxes, increased costs at the Camp Hill Project and decreased production of natural gas as wells naturally decline offset by the addition of new wells with high production rates during 2000.

   Depreciation, depletion and amortization ("DD&A") expense for 2000 increased 67 percent to $7.2 million from $4.3 million in 1999. This increase was primarily due to the increased amortization of deferred loan costs, increased production and additional seismic and drilling costs offset by the sale of the Metro Project in the second quarter of 2000.

   General and administrative expense for 2000 increased 43 percent to $3.1 million from $2.2 million for 1999. The increase in G&A was due primarily to the addition of staff to handle increased drilling and production activities. Stock option compensation expense for 2000 is a non-cash charge resulting from the increase during the last six months of 2000 in the stock price underlying the stock options that were repriced in February 2000.

   Interest expense, net of amounts capitalized, for 2000 decreased 63 percent to $13,003 from $35,000 in 1999. This decrease was primarily due to higher interest cost in 1999 which was not available to be capitalized.

   Income taxes changed from a $1.1 million benefit in 1999 to a $1.0 million expense in 2000 based on improvements in the results which influence taxable income. The Company also adjusted its valuation allowance during 2000 on net operating loss carryforwards expected to be realized. This change in estimate resulted in a deferred income tax benefit adjustment of $3.6 million, which reduced the Company's effective tax rate to eight percent in 2000.

   Dividends and accretion of discount on preferred stock decreased to none in 2000 from $2.4 in 1999 as a result of the redemption of preferred stock in the fourth quarter of 1999. As a result of this redemption, no such future charges will be accrued.

   Net income for 2000 increased to $12.0 million from $1.7 million in 1999 as a result of the factors described above.

Year Ended December 31, 1999 Compared to the Year Ended December 31, 1998

   Oil and natural gas revenues for 1999 increased 30 percent to $10.2 million from $7.9 million in 1998. Production volumes for natural gas in 1999 increased 22 percent to 3,235.0 MMcf from 2,655.1 MMcf in 1998. Realized average natural gas prices decreased 3 percent to $2.23 per Mcf in 1999 from $2.31 per Mcf in 1998. Production volumes for oil in 1999 increased 28 percent to 179.3 MBbls from 140.0 MBbls in 1998. The increase in oil production was due primarily to the Jones Branch acquisition during the fourth quarter of 1998 and the completion of the Matagorda Project wells in the second half of 1999. Natural gas production increased primarily as a result of the Jones Branch acquisition, the completion of the Matagorda Project area wells and the Cedar Point Project Area well in the second half of 1999 offset by the natural decline of existing wells.

   Average oil prices increased 37 percent to $16.80 per barrel in 1999 from $12.30 per barrel in 1998.

   The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the years ended December 31, 1998 and 1999:

                                                                                1999 PERIOD
                                                                          COMPARED TO 1998 PERIOD
                                             DECEMBER 31,               INCREASE        % INCREASE
                                        1998             1999          (DECREASE)       (DECREASE)
                                     -----------      -----------      -----------      ----------
Production volumes-
   Oil and condensate (Mbbls)              140.0            179.3             39.3          28%
   Natural gas (MMcf)                    2,655.1          3,235.0            579.9          22%
Average sales prices-(1)
   Oil and condensate (per Bbl)      $     12.30      $     16.80      $      4.50          37%
   Natural gas (per Mcf)                    2.31             2.23            (0.08)         (3)%
Operating revenues-
   Oil and condensate                $ 1,721,162      $ 2,975,998      $ 1,254,836          73%
   Natural gas                         6,137,340        7,228,347        1,091,007          18%
                                     -----------      -----------      -----------

Total                                $ 7,858,502      $10,204,345      $ 2,345,843          30%
                                     ===========      ===========      ===========

----------

(1) Including impact of hedging.

   Oil and natural gas operating expenses for 1999 increased 10 percent to $3.0 million from $2.8 million in 1998. Oil and natural gas operating expenses increased primarily as a result of the addition of new oil and gas wells drilled and completed since December 31, 1998 offset by a reduction in costs on older producing fields. Operating expenses per equivalent unit in 1999 decreased to $.70 per Mcfe from $.79 per Mcfe in 1998. The per unit cost decreased primarily as a result of the addition of new wells with high production rates during 1999 and the implementation of cost control measures in certain oil producing fields offset by decreased production of natural gas as wells naturally decline.

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

   General and administrative expense for 1999 decreased 18 percent to $2.2 million from $2.7 million for 1998 reflecting the cost control measures implemented in the fourth quarter of 1998 and first quarter of 1999.

   Other income, net of related expenses for the year ended December 31, 2000 consisted of a finder's fee received by the Company in connection with the sale and purchase of a significant minority shareholder interest in Michael Petroleum Corporation ("MPC") by Donaldson, Lufkin and Jenette. MPC is a privately -- held exploration and production company, which focuses on the prolific gas producing Lobo Trend in South Texas, MPC recently emerged from Chapter 11 financial restructuring. The Company elected to receive the fee in the form of 18,947 shares of common stock and as a result received 1.9 percent of the outstanding common shares of MPC.

   Interest expense, net of amounts capitalized, for 1999 increased 305 percent to $35,000 from $9,000 in 1998. This increase was primarily due to higher interest expense in 1999 which was not available to be capitalized. The Company expects future interest costs to increase as a result of its issuance of $22 million principal amount of Senior Subordinated Notes in December 1999.

   Income tax benefits decreased from $2.2 million to $1.1 million based on improvements in the results which influence future taxable income. The Company also adjusted its valuation allowance in the fourth quarter of 1999 on net operating loss carryforwards expected to be realized, which resulted in a deferred income tax benefit of $1.1 million.

   Dividends and accretion of discount on preferred stock decreased to $2.4 million in 1999 from $2.9 in 1998 as a result of the redemption of preferred stock in the fourth quarter of 1999. As a result of this redemption, no such future charges will be accrued.

   Net income for 1999 increased to $1.7 million from a loss of $22.2 million in 1998 as a result of the factors described above.

   The redemption of the Company's mandatorily redeemable Preferred Stock resulted in a discount of $21,868,413 which is included in net income available to common shareholders, net of stock dividends paid to the holders of the preferred stock of $2,417,358.

LIQUIDITY AND CAPITAL RESOURCES

   The Company has made and is expected to make oil and gas capital expenditures in excess of its net cash flow from operations in order to complete the exploration and development of its existing properties.

   The Company will require additional sources of financing to fund drilling expenditures on properties currently owned by the Company and to fund leasehold costs and geological and geophysical cost on its exploration projects.

   While the Company believes that current cash balances and anticipated 2001 operating cash flow will provide sufficient capital to carry out the Company's 2001 exploration plans, management of the Company continues to seek financing for its capital program from a variety of sources. No assurance can be given that the Company will be able to obtain additional financing on terms that would be acceptable to the Company. The Company's inability to obtain additional financing could have a material adverse effect on the Company. Without raising additional capital, the Company anticipates that it may be required to limit or defer its planned oil and gas exploration and development program, which could adversely affect the recoverability and ultimate value of the Company's oil and gas properties.

   The Company's primary sources of liquidity have included proceeds from the 1997 initial public offering, the December 1999 sale of Subordinated Notes, Common Stock and Warrants, the 1998 sale of shares of Preferred Stock and Warrants, funds generated by operations, equity capital contributions, borrowings, (primarily under revolving credit facilities) and funding under the Palace Agreement that provided a portion of the funding for the Company's 1999 and 2000 drilling program in return for participation in certain wells.

   Cash flows provided by operations (after changes in working capital) were $2.4 million, $2.2 million and $17.1 million for 1998, 1999 and 2000, respectively. The decrease in cash flows provided by operations in 1999 as compared to 1998 was due primarily to the decrease in current liabilities offset by increases in commodity prices. The increase in cash flows provided by operations in 2000 as compared to 1999 was due primarily to increases in production and commodity prices.

   The Company has budgeted capital expenditures in 2001 of approximately $22.0 million of which $4.4 is expected to be used to fund 3-D seismic and land acquisitions and $17.6 million of which is expected to be used for drilling activities in the Company's project areas. The Company has budgeted to drill approximately 40 gross wells (11.1 net) in 2001. The actual number of wells drilled and capital expended is dependent upon available financing, cash flow, availability and cost of drilling rigs, land and partner issues and other factors.

   The Company has continued to reinvest a substantial portion of its cash flows into increasing its 3-D prospect portfolio, improving its 3-D seismic interpretation technology and funding its drilling program. Oil and gas capital expenditures were $36.6 million, $10.3 and $19.7 million for 1998, 1999 and 2000, respectively. The Company's drilling efforts resulted in the successful completion of 32 gross wells (10.3 net) in 1998, 18 gross wells (3.2 net) in 1999 and 24 gross wells (6.6 net) in 2000.

   During November 2000, the Company entered into a one-year contract with Grey Wolf, Inc. for utilization of a 1,500 horsepower drilling rig capable of drilling wells to a depth of approximately 18,000 feet. The contract, which commenced in March 2001, provides a dayrate of $12,000 per day. The rig is expected to be utilized primarily to drill wells in the Company's focus areas, including the Matagorda Project Area and the Cabeza Creek Project Area. The contract contains a provision which would allow the Company to terminate the contract early by tendering payment equal to one-half the dayrate for the number of days remaining under the term of the contract as of the date of termination. Steven A. Webster, who is the Chairman of the Board of Directors of the Company, is a member of the Board of Directors of Grey Wolf, Inc.

FINANCING ARRANGEMENTS

   In connection with the 1997 initial public offering, Carrizo entered into an amended revolving credit facility with Compass Bank (the "Company Credit Facility"), to provide for a maximum loan amount of $25 million, subject to borrowing base limitations. The principal outstanding is due and payable in January 2002, with interest due monthly. The Company Credit Facility was amended in March 1999 to provide for a maximum loan amount under such facility of $10 million. The interest rate on all revolving credit loans is calculated, at the Company's option, at a floating rate based on the Compass index rate or LIBOR plus 2 percent. The Company's obligations are secured by substantially all of its oil and gas properties and cash or cash equivalents included in the borrowing base. Certain members of the Board of Directors have provided collateral, primarily in the form of marketable securities, to secure the revolving credit loans. As of March 1, 2001, the aggregate amount of this collateral was approximately $3.3 million.

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

   Certain members of the Board of Directors have guaranteed the term loan. As currently amended pursuant to an amendment dated December 1999, interest on the term loan is payable monthly, bearing interest at the Index Rate. Principal payments on the term loan are due in consecutive monthly installments in the amount $290,000 each, beginning July 1, 2000 through December 1, 2000, and thereafter in the amount of $440,000, beginning January 1, 2001 until the Term Loan Maturity Date, when the entire principal balance, plus interest, is payable. Term Loan Maturity Date means the earlier of: (1) the date of closing of the issuance of additional equity of the Company, if the net proceeds of such issuance are sufficient to repay in full the term loan; (2) the date of closing of the issuance of convertible subordinated debt of the Company, if the proceeds of such issuance are sufficient to repay in full the term loan; (3) the date of repayment of the revolving credit loans and the termination of the revolving commitment; and (4) July 1, 2001. As of December 31, 2000, the outstanding principal balance of the Term Loan was $5,260,000.

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

   Proceeds of the revolving credit loans have been used to provide funding for exploration and development activity. At December 31, 1999, and 2000, outstanding revolving credit loans totaled $5,876,000 and $5,426,000, respectively, with an additional $1,208,392 and $2,900,884, respectively, available for future borrowings. The outstanding amount of the term loan was $7,000,000 and $5,260,000 at December 31, 1999 and 2000. The Company Credit Facility also provides for the issuance of letters of credit, one of which has been issued for $224,000 at December 31, 1999 and 2000. The Borrowing Base facility was amended in November 2000 to provide up to $2 million of Guidance Line letters of credit (the "Guidance Line letters of credit") relating exclusively to the Company's outstanding hedge positions. At December 31, 2000, the Company had one Guidance Line letter of credit outstanding amounting to $180,000. The weighted average interest rates for 1999 and 2000 on the Company Credit Facility were 9 and 9 percent, respectively.

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

   In December 1999, the Company consummated the sale of $22 million principal amount of 9 percent Senior Subordinated Notes due 2007 (the "Subordinated Notes") to an investor group led by CB Capital Investors, L.P. which included certain members of the Board of Directors. The Subordinated Notes were sold at a discount of $688,761 which is being amortized over the life of the notes. Interest is payable quarterly beginning March 31, 2000. The Company may elect, for a period of five years, to increase the amount of the Subordinated Notes for up to 60 percent of the interest which would otherwise be payable in cash. For the year ended December 31, 2000, the amount of Subordinated Notes was increased by $1,227,325 for such interest. Concurrent with the sale of the notes, the Company consummated the sale of 3,636,364 shares of Common Stock at a price of $2.20 per share and Warrants to purchase up to 2,760,189 shares of the Company's Common Stock at an exercise price of $2.20 per share. For accounting purposes, the Warrants are valued at $0.25 per Warrant. The sale was made to an investor group led by CB Capital Investors, L.P. which included certain members of the Board of Directors. The Warrants have an exercise price of $2.20 per share and expire in December 2007.

   The Company is subject to certain covenants under the terms under the related Securities Purchase Agreement, including but not limited to, (a) maintenance of a specified Tangible Net Worth, (b) maintenance of a ratio of EBITDA (earnings before interest, taxes depreciation and amortization) to quarterly Debt Service (as defined in the agreement) of not less than 1.00 to 1.00, and (c) limit its capital expenditures (as defined) to a specified amount for the year ended December 31, 2000, and thereafter to an amount equal to the Company's EBITDA for the immediately prior fiscal year (unless approved by the Company's Board of Directors and a CB Capital Investors, L.P. director), as well as limits on the Company's ability to (i) incur indebtedness, (ii) incur or allow liens, (iii) engage in mergers, consolidation, sales of assets and acquisitions, (iv) declare dividends and effect certain distributions (including restrictions on distributions upon the Common Stock), (v) engage in transactions with affiliates
(vi) make certain repayments and prepayments, including any prepayment of the Company's Term Loan, any subordinated debt, indebtedness that is guaranteed or credit-enhanced by any affiliate of the Company, and prepayments that effect certain permanent reductions in revolving credit facilities.

   Of the approximately $29,000,000 net proceeds of this financing, $12,060,000 was used to fund the Enron Repurchase described below and related expenses, $2,025,000 was used to repay the bridge loan extended to the Company by its outside directors, $2 million was used to repay a portion of the Compass Term Loan, $1 million was used to repay a portion of the Compass Borrowing Base Facility, and the remaining proceeds were used to fund the Company's ongoing exploration and development program and general corporate purposes.

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

ABILITY TO MANAGE GROWTH AND ACHIEVE BUSINESS STRATEGY

   The Company's growth has placed, and is expected to continue to place, a significant strain on the Company's financial, technical, operational and administrative resources. The Company has relied in the past and expects to continue to rely on project partners and independent contractors that have provided the Company with seismic survey planning and management, project and prospect generation, land acquisition, drilling and other services. At December 31, 2000, the Company had 35 full-time employees. There will be additional demands on the Company's financial, technical, operational and administrative resources and continued reliance by the Company on project partners and independent contractors, and these strains on resources, additional demands and continued reliance may negatively affect the Company. The Company's ability to grow will depend upon a number of factors, including its ability to obtain leases or options on properties for 3-D seismic surveys, its ability to acquire additional 3-D seismic data, its ability to identify and acquire new exploratory sites, its ability to develop existing sites, its ability to continue to retain and attract skilled personnel, its ability to maintain or enter into new relationships with project partners and independent contractors, the results of its drilling program, hydrocarbon prices, access to capital and other factors. Although the Company intends to continue to upgrade its technical, operational and administrative resources and to increase its ability to provide internally certain of the services previously provided by outside sources, there can be no assurance that it will be successful in doing so or that it will be able to continue to maintain or enter into new relationships with project partners and independent contractors. The failure of the Company to continue to upgrade its technical, operational and administrative resources or the occurrence of unexpected expansion difficulties, including difficulties in recruiting and retaining sufficient numbers of qualified personnel to enable the Company to expand its seismic data acquisition and drilling program, or the reduced availability of project partners and independent contractors that have historically provided the Company seismic survey planning and management, project and prospect generation, land acquisition, drilling and other services, could have a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company has only limited experience operating and managing field operations, and there can be no assurances that the Company will be successful in doing so. Any increase in the Company's activities as an operator will increase its exposure to operating hazards. See "Business and Properties -- Operating Hazards and Insurance". The Company's lack of capital will also constrain its ability to grow and achieve its business strategy. There can be no assurance that the Company will be successful in achieving growth or any other aspect of its business strategy.

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

   SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133" is effective for fiscal years beginning after June 15, 2000. Statement No. 133 amends, modifies and supercedes significantly all of the authoritative literature governing the accounting for and disclosure of derivative financial instruments and hedging activities. The Company routinely enters into financial instrument contracts to hedge price risks associated with the sale of crude oil and natural gas. Upon adoption of Statement No. 133, the Company, on January 1, 2001, recorded a charge amounting to $2.0 million to other comprehensive income relating to the value of hedge positions outstanding on that date.

VOLATILITY OF OIL AND NATURAL GAS PRICES

   The Company's revenues, future rate of growth, results of operations, financial condition and ability to borrow funds or obtain additional capital, as well as the carrying value of its properties, are substantially dependent upon prevailing prices of oil and natural gas. Historically, the markets for oil and natural gas have been volatile, and such markets are likely to continue to be volatile in the future. Prices for oil and natural gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and natural gas, market uncertainty and a variety of additional factors that are beyond the control of the Company. These factors include the level of consumer product demand, weather conditions, domestic and foreign governmental regulations, the price and availability of alternative fuels, political conditions in the Middle East, the foreign supply of oil and natural gas, the price of foreign imports and overall economic conditions. It is impossible to predict future oil and natural gas price movements with certainty. Declines in oil and natural gas prices may materially adversely affect the Company's financial condition, liquidity, and ability to finance planned capital expenditures and results of operations. Lower oil and natural gas prices also may reduce the amount of oil and natural gas that the Company can produce economically. Oil and natural gas prices have declined in the recent past and there can be no assurance that prices will recover or will not decline further. See "Business and Properties -- Marketing".

   The Company periodically reviews the carrying value of its oil and natural gas properties under the full cost accounting rules of the Commission. Under these rules, capitalized costs of proved oil and natural gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10 percent. Application of this ceiling test generally requires pricing future revenue at the unescalated prices in effect as of the end of each fiscal quarter and requires a write-down for accounting purposes if the ceiling is exceeded, even if prices were depressed for only a short period of time. The Company may be required to write down the carrying value of its oil and natural gas properties when oil and natural gas prices are depressed or unusually volatile. On December 31, 1998, the Company recorded a full cost ceiling test write down of its oil and natural gas properties of $20.3 million because its carrying cost of proved reserves was in excess of the present value of estimated future net revenues from those reserves. If additional write-downs are required, they would result in additional charges to earnings, but would not impact cash flow from operating activities. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date.

    In order to reduce its exposure to short-term fluctuations in the price of oil and natural gas, the Company periodically enters into hedging arrangements. The Company's hedging arrangements apply to only a portion of its production and provide only partial price protection against declines in oil and natural gas prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas or a sudden, unexpected event materially impacts oil or natural gas prices. In addition, the Company's hedging arrangements limit the benefit to the Company of increases in the price of oil and natural gas. Total natural gas purchased and sold under swap arrangements during the years ended December 31, 1998, 1999 and 2000 were 0 Bbls, 45,200 Bbls and 87,900 Bbls, respectively, and 1,760,000 MMBtu, 2,050,000 MMBtu and 1,590,000 MMBtu, respectively. Income and (losses) realized by the Company under such swap arrangements were $167,000, $(412,000) and ($1,537,000) for the years ended December 31, 1998, 1999 and
2000, respectively. At December 31, 1999, the Company had 300,000 MMBtu and 30,200 Bbls of outstanding hedge positions (at an average price of $2.23 per MMBtu and $25.60 per Bbl) for January through June 2000. At December 31, 2000, the Company had outstanding hedge positions covering 1,710,000 MMBtu and 18,000 Bbls. These consisted of 1,080,000 MMBtu with a floor of $4.00 and a ceiling of $5.19 for January through December 2001 production and 630,000 MMBtu at an average fixed price of $6.60 for January through March 2001 production. The 18,000 Bbls of oil hedges had a floor of $30.00 and a ceiling of $32.28 for January through March 2001 production. The Company's Board of Directors sets the Company's hedging policy, including volumes, types of instruments and counterparties, on a quarterly basis. These policies are implemented by management through the execution of trades by either the President, Chief Financial Officer after consultation and concurrence by the President or Chief Financial Officer and Chairman of the Board. The master contracts with the authorized counterparties identify the President and Chief Financial Officer as the only Company representatives authorized to execute trades. The Board of Directors also reviews the status and results of hedging activities quarterly. See "Business and Properties -- Marketing".

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

   COMMODITY RISK. The Company's major market risk exposure is the commodity pricing applicable to its oil and natural gas production. Realized commodity prices received for such production are primarily driven by the prevailing worldwide price for crude oil and spot prices applicable to natural gas. The effects of such pricing volatility have been discussed above, and such volatility is expected to continue. A 10 percent fluctuation in the price received for oil and gas production would have an approximate $2.7 million impact on the Company's annual revenues and operating income.

   To mitigate some of this risk, the Company engages periodically in certain limited hedging activities but only to the extent of buying protection price floors. Costs and any benefits derived from these price floors are accordingly recorded as a reduction or increase, as applicable, in oil and gas sales revenue and were not significant for any year presented. The costs to purchase put options are amortized over the option period. The Company does not hold or issue derivative instruments for trading purposes. Income and (losses) realized by the Company related to these instruments were $167,000, ($412,000) and ($1,537,000) or $0.09, ($0.18) and ($0.73) per MMBtu for the years ended December 31, 1998, 1999 and 2000, respectively.

   INTEREST RATE RISK. The Company's exposure to changes in interest rates results from its floating rate debt. In regards to its Revolving Credit Facility, the result of a 10 percent fluctuation in short-term interest rates would have impacted 2000 cash flow by approximately $306,000.

   FINANCIAL INSTRUMENTS & DEBT MATURITIES. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank borrowings and Subordinated Notes payable. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair values of the bank and vendor borrowings approximate the carrying amounts as of December 31, 2000 and 1999, and were determined based upon interest rates currently available to the Company for borrowings with similar terms. Maturities of the debt are $6,458,311 in 2001, $5,426,000 in 2002 and the balance in 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The response to this item is included elsewhere in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The information required by this item is incorporated by reference to information under the caption "Proposal 1-Election of Directors" and to the information under the caption "Section 16(a) Reporting Delinquencies" in the Company's definitive Proxy Statement (the "2001 Proxy Statement") for its 2001 annual meeting of shareholders. The 2001 Proxy Statement will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days subsequent to December 31, 2000.

   Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

   The information required by this item is incorporated herein by reference to the 2001 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

   The information required by this item is incorporated herein by reference to the 2001 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

   The information required by this item is incorporated herein by reference to the 2001 Proxy Statement which will be filed with the Commission not later than 120 days subsequent to December 31, 2000.

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
                    Amendment No. 1 (Incorporated herein by reference to Exhibit
                    3.2 to the Company's Registration Statement on Form 8-A
                    (Registration No. 000-22915) and Amendment No. 2
                    (Incorporated herein by reference to Exhibit 3/2 to the
                    Company's Current Report on Form 8-K dated December 15,
                    1999).

        +4.1   --   First Amended, Restated, and Combined Loan Agreement between the Company and Compass Bank dated August 28, 1998
                    (Incorporated herein by reference to Exhibit 4.1 to the
                    Company's Quarterly Report on Form 10-Q for

                    the quarter ended September 30, 1998).

        +4.2   --   First Amendment to First Amended, Restated, and Combined
                    Loan Agreement between the Company and Compass Bank dated
                    December 23, 1998 (Incorporated herein by reference to
                    Exhibit 4.2 to the Company's Annual Report on Form 10-K for
                    the year ended December 31, 1998).

        +4.3   --   Second Amendment to First Amended, Restated, and Combined
                    Loan Agreement between the Company and Compass Bank dated
                    December 30, 1998 (Incorporated herein by reference to
                    Exhibit 4.3 to the Company's Annual Report on Form 10-K for
                    the year ended December 31, 1998).

        +4.4   --   Fourth Amendment to First Amended, Restated, and Combined
                    Loan Agreement by and between Carrizo Oil & Gas, Inc. and
                    Compass Bank (Incorporated herein by reference to Exhibit
                    4.5 to the Company's Quarterly Report on Form 10-Q for the
                    quarter ended September 30, 1999).

        +4.5   --   Fifth Amendment to First Amended Restated, and Combined Loan
                    Agreement by and between Carrizo Oil & Gas, Inc. and Compass
                    Bank (Incorporated herein by reference to Exhibit 4.1 to the
                    Company's Quarterly Report on Form 10-Q for the quarter
                    ended March 31, 1999).

        +4.6   --   Sixth Amendment to First Amended Restated, and Combined Loan
                    Agreement by and between Carrizo Oil & Gas, Inc. and Compass
                    Bank (Incorporated herein by reference to Exhibit 4.4 to the
                    Company's Quarterly Report on Form 10-Q for the quarter
                    ended March 31, 1999).

        +4.7   --   Seventh Amendment to First Amended Restated, and Combined
                    Loan Agreement by and between Carrizo Oil & Gas, Inc. and
                    Compass Bank (Incorporated herein by reference to Exhibit
                    4.1 to the Company's Quarterly Report on Form 10-Q for the
                    quarter ended March 31, 1999).

         4.8   --   Eighth Amendment to First Amended Restated, and Combined
                    Loan Agreement by and between Carrizo Oil & Gas, Inc. and
                    Compass Bank.

        +4.9   --   Ninth Amendment to First Amended Restated, and Combined Loan
                    Agreement by and between Carrizo Oil & Gas, Inc. and Compass
                    Bank (Incorporated herein by reference to Exhibit 99.10 to the Company's Current Report on Form 8-K dated December 15,
                    1999).

       +4.10   --   Tenth Amendment to First Amended Restated, and Combined Loan
                    Agreement by and between Carrizo Oil & Gas, Inc. and Compass
                    Bank (Incorporated herein by reference to Exhibit 4.2 to the
                    Company's Quarterly Report on Form 10-Q for the quarter
                    ended September 30, 2000).

       +4.11   --   Limited Guaranty by Douglas A.P. Hamilton for the benefit
                    of Compass Bank (Incorporated herein by reference to Exhibit
                    4.1 to the Company's Quarterly Report on Form 10-Q for the
                    quarter ended September 30, 1999).

       +4.12   --   Notice of Final Agreement with respect to a term loan from
                    Compass Bank (Incorporated herein by reference to Exhibit
                    4.2 to the Company's Quarterly Report on Form 10-Q for the
                    quarter ended September 30, 1999).

       +4.13   --   Limited Guaranty by Paul B. Loyd, Jr. for the benefit of
                    Compass Bank (Incorporated herein by reference to Exhibit
                    4.3 to the Company's Quarterly Report on Form 10-Q for the
                    quarter ended September 30, 1999).

       +4.14   --   Limited Guaranty by Steven A. Webster for the benefit of
                    Compass Bank (Incorporated herein by reference to Exhibit
                    4.4 to the Company's Quarterly Report on Form 10-Q for the
                    quarter ended September 30, 1999).

       +10.1   --   Amended and Restated Incentive Plan of the Company effective as of February 17, 2000 (Incorporated herein by reference to
                    Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q
                    for the quarter ended June 30, 2000).

       +10.2   --   Employment Agreement between the Company and S.P. Johnson IV
                    (Incorporated herein by reference to Exhibit 10.2 to the
                    Company's Registration Statement on Form S-1 (Registration
                    No. 333-29187)).

       +10.3   --   Employment Agreement between the Company and Frank A. Wojtek
                    (Incorporated herein by reference to Exhibit 10.3 to the
                    Company's Registration Statement on Form S-1 (Registration
                    No. 333-29187)).

       +10.4   --   Employment Agreement between the Company and Kendall A.
                    Trahan (Incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1
                    (Registration No. 333-29187)).

       +10.5   --   Employment Agreement between the Company and George Canjar
                    (Incorporated herein by reference to Exhibit 10.5 to the
                    Company's Registration Statement on Form S-1 (Registration
                    No. 333-29187)).

       +10.6   --   Indemnification Agreement between the Company and each of
                    its directors and executive officers (Incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on
                    Form 10-K for the year ended December 31, 1998).

       +10.7   --   S Corporation Tax Allocation, Payment and Indemnification
                    Agreement among the Company and Messrs. Loyd, Webster,
                    Johnson, Hamilton and Wojtek (Incorporated herein by
                    reference to Exhibit 10.8 to the Company's Registration
                    Statement on Form S-1 (Registration No. 333-29187)).

       +10.8   --   S Corporation Tax Allocation, Payment and Indemnification
                    Agreement among Carrizo Production, Inc. and

                    Messrs. Loyd, Webster, Johnson, Hamilton and Wojtek
                    (Incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration
                    No. 333-29187)).

      +10.9    --   Form of Amendment to Executive Officer Employment Agreement.
                    (Incorporated herein by reference to Exhibit 99.3 to the
                    Company's Current Report on Form 8-K dated January 8, 1998).

      +10.10   --   Amended Enron Warrant Certificates (Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on
                    Form 8-K dated December 15, 1999).

      +10.11   --   Securities Purchase Agreement dated December 15, 1999 among the Company, CB Capital Investors, L.P., Mellon Ventures,
                    L.P., Paul B. Loyd Jr., Douglas A.P. Hamilton and Steven A.
                    Webster (Incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated December
                    15,1999).

      +10.12   --   Shareholders Agreement dated December 15, 1999 among the
                    Company, CB Capital Investors, L.P., Mellon Ventures, L.P.,
                    Paul B. Loyd Jr., Douglas A.P. Hamilton, Steven A. Webster,
                    S.P. Johnson IV, Frank A. Wojtek and DAPHAM Partnership,
                    L.P. (Incorporated herein by reference to Exhibit 99.2 to
                    the Company's Current Report on Form 8-K dated December 15,
                    1999).

      +10.13   --   Warrant Agreement dated December 15, 1999 among the Company,
                    CB Capital Investors, L.P., Mellon Ventures, L.P., Paul B.
                    Loyd Jr., Douglas A.P. Hamilton and Steven A. Webster
                    (Incorporated herein by reference to Exhibit 99.3 to the
                    Company's Current Report on Form 8-K dated December 15,
                    1999).

      +10.14   --   Registration Rights Agreement dated December 15, 1999 among the Company, CB Capital Investors, L.P. and Mellon Ventures,
                    L.P., (Incorporated herein by reference to Exhibit 99.4 to the Company's Current Report on Form 8- K dated December 15,
                    1999).

      +10.15   --   Amended and Restated Registration Rights Agreement dated
                    December 15, 1999 among the Company, Paul B. Loyd Jr.,
                    Douglas A.P. Hamilton, Steven A. Webster, S.P. Johnson IV,
                    Frank A. Wojtek and DAPHAM Partnership, L.P. (Incorporated
                    herein by reference to Exhibit 99.5 to the Company's Current
                    Report on Form 8-K dated December 15, 1999).

      +10.16   --   Compliance Sideletter dated December 15, 1999 among the
                    Company, CB Capital Investors, L.P. and Mellon Ventures,
                    L.P. (Incorporated herein by reference to Exhibit 99.6 to
                    the Company's Current Report on Form 8-K dated December 15,
                    1999).

      +10.17   --   Form of Amendment to Executive Officer Employment Agreement
                    (Incorporated herein by reference to Exhibit 99.7 to the
                    Company's Current Report on Form 8-K dated December 15,
                    1999).

      +10.18   --   Form of Amendment to Director Indemnification Agreement
                    (Incorporated herein by reference to Exhibit 99.8 to the
                    Company's Current Report on Form 8-K dated December 15,
                    1999).

        21.1   --   Subsidiaries of the Company.

        23.1   --   Consent of Arthur Andersen LLP.

        23.2   --   Consent of Ryder Scott Company Petroleum Engineers.

        23.3   --   Consent of Fairchild & Wells, Inc.

        99.1   --   Summary of Reserve Report of Ryder Scott Company Petroleum
                    Engineers as of December 31, 2000.

        99.2   --   Summary of Reserve Report of Fairchild & Wells, Inc.
                    as of December 31, 2000.

----------

+ Incorporated by reference as indicated.

REPORTS ON FORM 8-K

   On December 8, 2000 the Company filed a Current Report on Form 8-K to report under Item 5 thereof the settlement of the Slick Prospect litigation.

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

Date: March 28, 2001.

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            NAME                                CAPACITY                      DATE
-------------------------------       -------------------------------    --------------

/s/ S.P. JOHNSON IV                   President, Chief Executive         March 28, 2001
-------------------------------       Officer and Director
S.P. Johnson IV                       (Principal Executive Officer)


/s/ FRANK A. WOJTEK                   Chief Financial Officer, Vice      March 28, 2001
-------------------------------       President, Secretary, Treasurer
Frank A. Wojtek                       and Director (Principal
                                      Financial Officer and Principal
                                      Accounting Officer)


/s/ STEVEN A. WEBSTER                 Chairman of the Board              March 28, 2001
-------------------------------
Steven A. Webster


/s/ CHRISTOPHER C. BEHRENS            Director                           March 28, 2001
-------------------------------
Christopher C. Behrens


/s/ ARNOLD L. CHAVKIN                 Director                           March 28, 2001
-------------------------------
Arnold L. Chavkin


/s/ DOUGLAS A.P. HAMILTON             Director                           March 28, 2001
-------------------------------
Douglas A.P. Hamilton


/s/ PAUL B. LOYD, JR.                 Director                           March 28, 2001
-------------------------------
Paul B. Loyd, Jr.


/s/ F. GARDNER PARKER                 Director                           March 28, 2001
-------------------------------
F. Gardner Parker

                            CARRIZO OIL & GAS, INC.

                          INDEX TO FINANCIAL STATEMENTS

                                                                         PAGE
                                                                         ----
Carrizo Oil & Gas, Inc.  --
  Report of Independent Public Accountants                               F-2
  Balance Sheets, December 31, 1999 and 2000                             F-3
  Statements of Operations for the Years Ended December 31, 1998,
      1999 and 2000                                                      F-4
  Statements of Shareholders' Equity for the Years Ended December 31,
      1998, 1999 and 2000                                                F-5
  Statements of Cash Flows for the Years Ended December 31, 1998,
      1999 and 2000                                                      F-6
  Notes to Financial Statements                                          F-7

]
                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders and
Board of Directors of
Carrizo Oil & Gas, Inc.:


   We have audited the accompanying balance sheets of Carrizo Oil & Gas, Inc. (a Texas corporation) as of December 31, 1999 and 2000, and the related statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

   As explained in Note 9 to the financial statements, effective January 1, 1999, the Company changed its method of accounting for start up costs.



                                             ARTHUR ANDERSEN LLP



Houston, Texas
March 15, 2001

                             CARRIZO OIL & GAS, INC.

                                 BALANCE SHEETS



                                     ASSETS

                                                                                         As of December 31,
                                                                                   -------------------------------
                                                                                       1999               2000
                                                                                   ------------       ------------
CURRENT ASSETS:
  Cash and cash equivalents                                                        $ 11,345,618       $  8,217,427
  Accounts receivable, net of allowance for doubtful accounts of
     $480,000 at December 31, 1999 and 2000, respectively                             4,424,283          7,392,621
  Advances to operators                                                               1,266,770          1,756,396
  Deposits                                                                              222,439            629,460
  Other current assets                                                                  264,959            401,181
                                                                                   ------------       ------------

        Total current assets                                                         17,524,069         18,397,085

PROPERTY AND EQUIPMENT, net (full-cost method of
  accounting for oil and gas properties)                                             64,336,738         72,128,589
INVESTMENT IN MPC                                                                            --          1,544,180
DEFERRED INCOME TAXES                                                                   820,252                 --
OTHER ASSETS                                                                            985,315            930,059
                                                                                   ------------       ------------
                                                                                   $ 83,666,374       $ 92,999,913
                                                                                   ============       ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade                                                          $  4,095,567       $  3,353,570
  Accrued liabilities                                                                   481,239          1,775,830
  Advances for joint operations                                                       1,066,203            376,190
  Current maturities of long-term debt                                                3,542,742          6,458,310
                                                                                   ------------       ------------

          Total current liabilities                                                   9,185,751         11,963,900

LONG-TERM DEBT                                                                       33,627,265         28,097,490
COMMITMENTS AND CONTINGENCIES (Note 7)

SHAREHOLDERS' EQUITY:
  Warrants (3,010,189 outstanding at December 31, 1999 and 2000, respectively)          765,047            765,047
  Common stock, par value $.01, (40,000,000 shares authorized with 14,011,364 and 14,055,061 issued and outstanding at December 31, 1999 and 2000,
      respectively)                                                                     140,114            140,551
  Additional paid in capital                                                         62,608,343         62,708,100
  Accumulated deficit                                                               (22,660,146)       (10,675,175)
                                                                                   ------------       ------------
                                                                                     40,853,358         52,938,523
                                                                                   ------------       ------------
                                                                                   $ 83,666,374       $ 92,999,913
                                                                                   ============       ============


   The accompanying notes are an integral part of these financial statements.

                             CARRIZO OIL & GAS, INC.

                            STATEMENTS OF OPERATIONS

                                                                  For the Year Ended December 31,
                                                           ------------------------------------------------
                                                               1998              1999              2000
                                                           ------------      ------------      ------------
OIL AND NATURAL GAS REVENUES                               $  7,858,502      $ 10,204,345      $ 26,833,810

COSTS AND EXPENSES:
  Oil and natural gas operating expenses (exclusive of
     depreciation shown separately below)                     2,769,595         3,035,610         4,940,860
  Depreciation, depletion and amortization                    3,951,548         4,301,268         7,170,273
  Write-down of oil and gas properties                       20,305,448                --                --
  General and administrative                                  2,667,234         2,195,364         3,143,283
  Stock option compensation                                          --                --           651,741
                                                           ------------      ------------      ------------
          Total costs and expenses                           29,693,825         9,532,242        15,906,157
                                                           ------------      ------------      ------------

OPERATING INCOME (LOSS)                                     (21,835,323)          672,103        10,927,653

OTHER INCOME AND EXPENSES:
  Other income, net of related expenses                              --                --         1,482,372
  Interest income                                               293,736            47,494           592,310
  Interest expense                                             (300,083)       (1,549,205)       (3,372,916)
  Interest expense, related parties                                  --           (33,454)         (203,642)
  Capitalized interest                                          291,496         1,547,879         3,563,555
                                                           ------------      ------------      ------------

INCOME (LOSS) BEFORE INCOME TAXES                           (21,550,174)          684,817        12,989,332
INCOME TAX EXPENSE (BENEFIT)                                 (2,218,027)       (1,057,208)        1,004,361
                                                           ------------      ------------      ------------

NET INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF
  CHANGE IN ACCOUNTING PRINCIPLE                            (19,332,147)        1,742,025        11,984,971
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
   NET OF INCOME TAXES                                               --           (77,731)               --
                                                           ------------      ------------      ------------

NET INCOME (LOSS)                                          $(19,332,147)     $  1,664,294      $ 11,984,971
                                                           ============      ============      ============

DISCOUNT ON REDEMPTION OF PREFERRED STOCK                            --        21,868,413                --
DIVIDENDS AND ACCRETION ON PREFERRED STOCK                   (2,940,625)       (2,417,358)               --
                                                           ------------      ------------      ------------
NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS         $(22,272,772)     $ 21,115,349      $ 11,984,971
                                                           ============      ============      ============

BASIC EARNINGS (LOSS) PER COMMON SHARE BEFORE
  CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE      $      (2.15)     $       2.01      $       0.85
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE NET OF INCOME TAXES                           $         --      $      (0.01)     $         --
                                                           ------------      ------------      ------------
BASIC EARNINGS (LOSS) PER COMMON SHARE                     $      (2.15)     $       2.00      $       0.85
                                                           ============      ============      ============
DILUTED EARNINGS (LOSS) PER COMMON SHARE BEFORE
 CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE       $      (2.15)     $       2.01      $       0.74
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
 NET OF INCOME TAXES                                                 --             (0.01)               --
                                                           ------------      ------------      ------------
DILUTED EARNINGS (LOSS) PER COMMON SHARE                   $      (2.15)     $       2.00      $       0.74
                                                           ============      ============      ============


   The accompanying notes are an integral part of these financial statements.

                            CARRIZO OIL & GAS, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY


                                         WARRANTS                       COMMON STOCK
                              -----------------------------     ----------------------------
                                 NUMBER           AMOUNT           SHARES          AMOUNT
                              ------------     ------------     ------------    ------------
BALANCE, January 1,
   1998                                 --     $         --       10,375,000    $    103,750
   Net loss                             --               --               --              --
   Warrants issued               1,000,000          300,000               --              --
   Dividends and accretion
      on preferred shares               --               --               --              --
   Amortization of
     deferred compensation              --               --               --              --
                              ------------     ------------     ------------    ------------
BALANCE, December 31,
   1998                          1,000,000     $    300,000       10,375,000    $    103,750
Net income                              --               --               --              --
Warrants issued                  2,760,189          690,047               --              --
Warrants cancelled                (750,000)        (225,000)              --              --
Common stock issued                     --               --        3,636,364          36,364
Redemption of
   preferred stock                      --               --               --              --
Dividends and accretion on
   preferred stock
Amortization of deferred
   compensation                         --               --               --              --
                              ------------     ------------     ------------    ------------
BALANCE, December 31,
   1999                          3,010,189     $    765,047       14,011,364    $    140,114
Net income                              --               --               --              --
Common stock issued                     --               --           43,697             437
                              ------------     ------------     ------------    ------------
BALANCE, December 31,
   2000                          3,010,189     $    765,047       14,055,061    $    140,551
                              ============     ============     ============    ============

                               ADDITIONAL
                                 PAID IN      ACCUMULATED        DEFERRED        SHAREHOLDERS'
                                 CAPITAL        DEFICIT        COMPENSATION         EQUITY
                              ------------    ------------     ------------     -------------
BALANCE, January 1,
   1998                       $ 32,845,727    $    365,690     $   (419,806)    $ 32,895,361
   Net loss                             --     (19,332,147)              --      (19,332,147)
   Warrants issued                      --              --               --          300,000
   Dividends and accretion
      on preferred shares               --      (2,940,625)              --       (2,940,625)
   Amortization of
     deferred compensation              --              --          279,896          279,896
                              ------------    ------------     ------------     ------------
BALANCE, December 31,
   1998                       $ 32,845,727    $(21,907,082)    $   (139,910)    $ 11,202,485
Net income                              --       1,664,294               --        1,664,294
Warrants issued                         --              --               --          690,047
Warrants cancelled                 225,000              --               --               --
Common stock issued              7,669,203              --               --        7,705,567
Redemption of
   preferred stock              21,868,413              --               --       21,868,413
Dividends and accretion on
   preferred stock                              (2,417,358)                       (2,417,358)
Amortization of deferred
   compensation                         --              --          139,910          139,910
                              ------------    ------------     ------------     ------------
BALANCE, December 31,
   1999                       $ 62,608,343    $(22,660,146)    $         --     $ 40,853,358
Net income                              --      11,984,971               --       11,984,971
Common stock issued                 99,757              --               --          100,194
                              ------------    ------------     ------------     ------------
BALANCE, December 31,
   2000                       $ 62,708,100    $(10,675,175)    $         --     $ 52,938,523
                              ============    ============     ============     ============

   The accompanying notes are an integral part of these financial statements.

                             CARRIZO OIL & GAS, INC.

                            STATEMENTS OF CASH FLOWS


                                                                    For the Year Ended December 31,
                                                            ----------------------------------------------
                                                                1998             1999             2000
                                                            ------------     ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income (loss)                                        $(19,332,147)    $  1,664,294     $ 11,984,971
   Adjustment to reconcile net income (loss) to net
     cash provided by operating activities -
     Depreciation, depletion and amortization                  3,951,548        4,301,268        7,170,273
     Discount accretion                                               --            3,537           81,853
     Interest payable in kind                                         --           48,822        1,227,325
     Stock option compensation                                        --               --          651,741
     Other non-cash income                                            --               --       (1,544,180)
     Cumulative effect of change in accounting principle              --           77,731               --
     Write-down of oil and gas properties                     20,305,448               --               --
     Deferred income taxes                                    (2,300,267)      (1,085,216)         902,160
   Changes in assets and liabilities -
     Accounts receivable                                        (591,861)        (196,918)      (2,968,338)
     Other current assets                                         (8,981)        (369,784)        (625,151)
     Other assets                                               (249,175)        (746,556)        (236,190)
     Accounts payable                                            416,447           26,580         (154,754)
     Accrued liabilities                                         195,788       (1,523,298)         642,850
                                                            ------------     ------------     ------------
          Net cash provided by operating
            activities                                         2,386,800        2,200,460       17,132,560
                                                            ------------     ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures - accrual basis                      (36,569,773)     (10,286,305)     (19,745,805)
   Proceeds for sale of Metro Project                                 --               --        5,075,127
   Adjustment to cash basis                                   (1,233,970)      (3,817,547)        (587,243)
   Advances to operators                                         625,911          (74,691)        (489,626)
   Advances for joint operations                                 387,420          678,783         (690,013)
                                                            ------------     ------------     ------------
          Net cash used in investing activities              (36,790,412)     (13,499,760)     (16,437,560)
                                                            ------------     ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of common stock                             --        7,705,567          100,194
   Net proceeds from sale of preferred stock
     and warrants                                             28,810,431          690,047               --
   Net proceeds from debt issuance                            12,056,000       31,235,257               --
   Debt repayments                                            (7,950,000)      (8,173,609)      (3,923,385)
   Proceeds from related party notes                                  --        2,000,000               --
   Redemption of preferred stock                                      --      (12,000,000)              --
                                                            ------------     ------------     ------------
          Net cash provided by (used in) financing
            activities                                        32,916,431       21,457,262       (3,823,191)
                                                            ------------     ------------     ------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                           (1,487,181)      10,157,962       (3,128,191)
CASH AND CASH EQUIVALENTS, beginning of year                   2,674,837        1,187,656       11,345,618
                                                            ------------     ------------     ------------
CASH AND CASH EQUIVALENTS, end of year                      $  1,187,656     $ 11,345,618     $  8,217,427
                                                            ============     ============     ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest (net of amounts capitalized)      $      8,587     $     31,243     $         --
                                                            ============     ============     ============


   The accompanying notes are an integral part of these financial statements.

                            CARRIZO OIL & GAS, INC.

                         NOTES TO FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS, COMBINATION AND OFFERING

NATURE OF OPERATIONS

   Carrizo Oil & Gas, Inc. (Carrizo, a Texas corporation; together with its affiliates and predecessors, the Company) is an independent energy company engaged in the exploration, development, exploitation and production of oil and natural gas. Its operations are focused on Texas and Louisiana Gulf Coast trends, primarily the Frio, Wilcox and Vicksburg trends. The Company has acquired 2,115 square miles of 3-D seismic data as of December 31, 2000. Additionally, the Company has assembled approximately 157,575 gross acres under lease or option as of December 31, 2000.

    The exploration for oil and gas is a business with a significant amount of inherent risk requiring large amounts of capital. The Company intends to finance its exploration and development program through cash from operations, existing credit facilities or arrangements with other industry participants. Should the sources of capital currently available to the Company not be sufficient to explore and develop its prospects and meet current and near-term obligations, the Company may be required to seek additional sources of financing which may not be available on terms acceptable to the Company. This lack of additional financing could force the Company to defer its planned exploration and development drilling program which could adversely affect the recoverability and ultimate value of the Company's oil and gas properties.

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

   In December 1999, the Company consummated the repurchase of all the outstanding shares of Preferred Stock and 750,000 Warrants for $12 million. At the same time, the Company reduced the exercise price of the remaining 250,000 Warrants from $11.50 per share to $4.00 per share. This repurchase at a discount resulted in a credit of $21,868,413 which was included in 1999 net income available to common shareholders, net of stock dividends paid to the holders of the preferred stock of $2,417,358.

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

   Of the approximately $29,000,000 net proceeds of this financing, $12,060,000 was used to fund the Enron Repurchase described above and related expenses, $2,025,000 was used to repay the bridge loan extended to the Company by its outside directors, $2,000,000 was used to repay a portion of the Compass Term Loan, $1,000,000 was used to repay a portion of the Compass Borrowing Base Facility, and the Company used the remaining proceeds to fund the Company's ongoing exploration and development program and general corporate purposes.

   In December 1999, the Company consummated the repurchase of all the outstanding shares of Preferred Stock and 750,000 Warrants for $12 million. At the same time, the Company reduced the exercise price of the remaining 250,000 Warrants from $11.50 per share to $4.00 per share.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

OIL AND NATURAL GAS PROPERTIES

   Investments in oil and natural gas properties are accounted for using the full-cost method of accounting. All costs directly associated with the acquisition, exploration and development of oil and natural gas properties are capitalized. Such costs include lease acquisitions, seismic surveys, and drilling and completion equipment. The Company proportionally consolidates its interests in oil and gas properties. During 1998, 1999 and 2000, the Company also capitalized as oil and natural gas properties $279,896, $139,910 and none, respectively of deferred compensation related to stock options granted to personnel directly associated with exploration activities. Additionally, the Company capitalized compensation cost for employees working directly on exploration activities of $623,000, $581,000 and $886,000 in 1998, 1999 and
2000, respectively.



   Oil and natural gas properties are amortized based on the unit-of-production method using estimates of proved reserve quantities. Investments in unproved properties are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. Unevaluated properties are evaluated quarterly for impairment on a property-by-property basis. If the results of an assessment indicate that the properties are impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rate per thousand cubic feet equivalent
(Mcfe) for 1998, 1999 and 2000, was $1.06, $1.00, and $1.03 respectively.

   Dispositions of oil and gas properties are accounted for as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

   The net capitalized costs of proved oil and gas properties are subject to a "ceiling test," which limits such costs to the estimated present value, discounted at a 10 percent interest rate, of future net cash flows from proved reserves, based on current economic and operating conditions. If net capitalized costs exceed this limit, the excess is charged to operations through depreciation, depletion and amortization. No write-down of the Company's oil and natural gas assets was necessary in 1999 or 2000. Primarily as a result of downward reserve quantity revisions combined with depressed oil and natural gas prices, the Company recorded a ceiling test write-down of $20,305,448 in 1998.

   Depreciation of other property and equipment is provided using the straight-line method based on estimated useful lives ranging from five to 10 years.

FINANCING COSTS

   Long-term debt financing costs included in other assets of $985,315 and $930,059 as of December 31, 1999 and 2000, respectively, are being amortized over the term of the loans (through January 1, 2002 for a credit facility and through December 15, 2007 for subordinated notes payable).

STATEMENTS OF CASH FLOWS

   For statement of cash flow purposes, all highly liquid investments with original maturities of three months or less are considered to be cash equivalents.

FINANCIAL INSTRUMENTS

   The Company's recorded financial instruments consist of cash, receivables, payables and long-term debt. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of long-term debt (except the subordinated notes payable) approximates fair value as the individual borrowings bear interest at floating market interest rates.

HEDGING ACTIVITIES

   The Company periodically enters into hedging arrangements to manage price risks related to oil and natural gas sales and not for speculative purposes. The Company's hedging arrangements apply only to a portion of its production, provide only partial price protection against declines in oil and natural gas prices and limit potential gains from future increases in prices. For financial reporting purposes, gains and losses related to hedging are recognized as income with the hedged item when the hedged transaction occurs. Should the necessary correlation between the hedged item and the designated hedging instrument be lost, the future gain or loss would no longer be deferred and would be recognized in the period the correlation is lost. Total oil and natural gas quantities sold under swap arrangements in 1998, 1999, and 2000 were 0 Bbls of oil ("Bbls"), 45,200 Bbls and 87,900 Bbls, respectively, and 1,760,000 MMBtu of natural gas ("MMBtu"), 2,050,000 MMBtu, and 1,590,000 MMBtu, respectively. Hedging gains (losses) are included in oil and natural gas revenues and amounted to $167,000, ($412,000) and ($1,537,000) for the years ended December 31, 1998,
1999 and 2000, respectively. At December 31, 1999, the Company had 300,000 MMBtu and 30,200 Bbls of outstanding hedge positions (at an average price of $2.33 per MMBtu and $25.60 per Bbl for January through June 2000 production.) The instruments had a fair market value of $2,000 at December 31, 1999. At December 31, 2000, the Company had outstanding hedge positions covering 1,710,000 MMBtu and 18,000 Bbls. These consisted of 1,080,000 MMBtu with a floor of $4.00 and a ceiling of $5.19 for January through December 2001 production and 630,000 MMBtu at an average fixed price of $6.60 for January through March 2001 production. The 18,000 Bbls of oil hedges had a floor of $30.00 and a ceiling of $32.28 for January through March 2001 production. The instruments had a fair market value of ($3,025,000) at December 31, 2000. The Company's Board of Directors sets the Company's hedging policy, including volumes, types of instruments and counterparties, on a quarterly basis. These policies are implemented by management through the execution of trades by either the President or Chief Financial Officer after consultation and concurrence by the President, Chief Financial Officer and Chairman of the Board. The master contracts with the authorized counterparties identify the President and Chief Financial Officer as the only Company representatives authorized to execute trades. The Board of Directors also reviews the status and results of hedging activities quarterly.

USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. Significant estimates include depreciation, depletion and amortization of proved oil and natural gas properties and future income taxes. Oil and natural gas reserve estimates, which are the basis for unit-of-production depletion and the ceiling test, are inherently imprecise and are expected to change as future information becomes available.

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

EARNINGS PER SHARE

   Supplemental earnings per share information is provided below:

                                                                  FOR THE YEAR ENDED DECEMBER 31
                                    -----------------------------------------------------------------------------------------
                                                  INCOME (LOSS)                                      SHARES
                                    --------------------------------------------   ------------------------------------------
                                        1998            1999            2000           1998           1999           2000
                                    ------------    ------------    ------------   ------------   ------------   ------------
Net income (loss) before
   cumulative effect of change
   in accounting principle          $(19,332,147)   $  1,742,025    $ 11,984,971
Plus: Discount on redemption
   of preferred stock                         --      21,868,413              --
Less: Dividends and
   accretion on preferred stock       (2,940,625)     (2,417,358)             --
                                    ------------    ------------    ------------
Basic earnings per share
   before cumulative effect of
   change in accounting principle
   Net income (loss) available
     to common shareholders          (22,272,772)     21,193,080      11,984,971     10,375,000     10,544,365     14,028,176

Stock options and warrants                    --              --              --             --          1,886      2,227,479
                                    ------------    ------------    ------------   ------------   ------------   ------------

Diluted earnings per share
   before cumulative effect of
   change in accounting principle
   Net income (loss) available
     to common shareholders
     plus assumed conversions       $(22,272,772)   $ 21,193,080    $ 11,984,971     10,375,000     10,546,251     16,255,655
                                    ============    ============    ============   ============   ============   ============

Cumulative effect of change
   in accounting principle          $         --    $    (77,731)   $         --
Basic earnings per share of
   cumulative effect of change
   in accounting principle
     Net loss available to
        common shareholders                   --         (77,731)             --     10,375,000     10,544,365     14,028,176

Stock options and warrants                    --              --              --             --          1,886      2,227,479
                                    ------------    ------------    ------------   ------------   ------------   ------------

Diluted earnings per share of
   cumulative effect of change
   in accounting principle
   Net loss available to
     common shareholders
     plus assumed conversions       $         --    $    (77,731)   $         --     10,375,000     10,546,251     16,255,655
                                    ============    ============    ============   ============   ============   ============

Net income (loss)                   $(19,332,147)   $  1,664,294    $ 11,984,971
Plus:  Discount on redemption
   of preferred stock                         --      21,868,413              --
Less:  Dividends and accretion
   on preferred stock                 (2,940,625)     (2,417,358)             --
                                    ------------    ------------    ------------
Basic earnings per share
   Net income (loss) available to
     common shareholders             (22,272,772)     21,115,349      11,984,971     10,375,000     10,544,365     14,028,176

Stock options and warrants                    --              --              --             --          1,886      2,227,479
                                    ------------    ------------    ------------   ------------   ------------   ------------

Diluted earnings per share
   Net income (loss) available to
     common shareholders plus
     assumed conversions            $(22,272,772)   $ 21,115,349    $ 11,984,971     10,375,000     10,546,251     16,255,655
                                    ============    ============    ============   ============   ============   ============

                                           FOR THE YEAR ENDED DECEMBER 31
                                    --------------------------------------------
                                                  PER-SHARE AMOUNT
                                    --------------------------------------------
                                        1998            1999            2000
                                    ------------    ------------    ------------
Net income (loss) before
   cumulative effect of change
   in accounting principle
Plus: Discount on redemption
   of preferred stock
Less: Dividends and
   accretion on preferred stock

Basic earnings per share
   before cumulative effect of
   change in accounting principle
   Net Income (loss) available
     to common shareholders         $      (2.15)   $       2.01    $       0.85
                                    ============    ============    ============
Stock options and warrants


Diluted earnings per share
   before cumulative effect of
   change in accounting principle
   Net Income (loss) available
     to common shareholders
     plus assumed conversions       $      (2.15)   $       2.01    $       0.74
                                    ============    ============    ============

Cumulative effect of change
   in accounting principle
Basic earnings per share of
   cumulative effect of change
   in accounting principle
     Net loss available to
        common shareholders         $         --    $      (0.01)   $         --
                                    ============    ============    ============
Stock options and warrants


Diluted earnings per share of
   cumulative effect of change
   in accounting principle
   Net loss available to
     common shareholders
     plus assumed conversions       $         --    $      (0.01)   $         --
                                    ============    ============    ============

Net income (loss)
Plus:  Discount on redemption
   of preferred stock
Less:  Dividends and accretion
   on preferred stock

Basic earnings per share
   Net income (loss) available to
     common shareholders            $      (2.15)   $       2.00    $       0.85
                                    ============    ============    ============
Stock options and warrants


Diluted earnings per share
   Net income (loss) available to
     common shareholders plus
     assumed conversions            $      (2.15)   $       2.00    $       0.74
                                    ============    ============    ============

   Net income (loss) per common share has been computed by dividing net income
(loss) by the weighted average number of shares of Common Stock outstanding during the periods. The Company had outstanding 443,550, 799,620 and 149,000 stock options at December 31, 1998, 1999 and 2000, respectively that were antidilutive. The Company also had outstanding 1,000,000 and 3,010,189 warrants at December 31, 1998 and 1999, respectively that were antidilutive. These antidilutive stock options and warrants were not included in the calculation because the exercise price of these instruments exceeded the underlying market value of the options and warrants.

CONTINGENCIES

   Liabilities and other contingencies are recognized upon determination of an exposure, which when analyzed indicates that it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of such loss is reasonably estimable. Costs to remedy or defend against such contingencies are charged to the liability, if one exists, or otherwise to income.

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

    SFAS No. 133, as amended by SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of SFAS No. 133" and SFAS No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities - an Amendment of SFAS No. 133" is effective for fiscal years beginning after June 15, 2000. Statement No. 133 amends, modifies and supercedes significantly all of the authoritative literature governing the accounting for and disclosure of derivative financial instruments and hedging activities. The Company routinely enters into financial instrument contracts to hedge price risks associated with the sale of oil and natural gas. Upon adoption of Statement No. 133, the Company, on January 1, 2001, recorded a charge amounting to $2.0 million to other comprehensive income relating to the value of hedge positions outstanding on that date.

3.  INVESTMENT IN MICHAEL PETROLEUM CORPORATION:

    In 2000 the Company received a finder's fee valued at $1,544,180 from affiliates of Donaldson, Lufkin & Jenrette ("DLJ") in connection with their purchase of a significant minority shareholder interest in Michael Petroleum Corporation ("MPC"). MPC is a privately -- held exploration and production company which focuses on the prolific gas producing Lobo Trend in South Texas. The minority shareholder interest in MPC was purchased by entities affiliated with DLJ. The Company elected to receive the fee in the form of 18,947 shares of common stock, 1.9 percent of the outstanding common shares of MPC, which is accounted for as a cost basis investment. Steven A. Webster, who is the Chairman of the Board of the Company, is also a Managing Director of Global Energy Partners Ltd., a merchant banking affiliate of DLJ which makes investments in energy companies, and joined the Board of Directors of MPC in connection with the transaction.

4.  PROPERTY AND EQUIPMENT

   At December 31, 1999 and 2000, property and equipment consisted of the following:

                                                                   DECEMBER 31,
                                                         --------------------------------
                                                             1999               2000
                                                         -------------      -------------
Proved oil and natural gas properties                    $  57,719,508      $  73,427,767
Unproved oil and natural gas properties                     38,145,486         36,994,563
Other equipment                                                308,402            343,723
                                                         -------------      -------------
     Total property and equipment                           96,173,396        110,766,053
Accumulated depreciation, depletion and amortization       (31,836,658)       (38,637,464)
                                                         -------------      -------------
Property and equipment, net                              $  64,336,738      $  72,128,589
                                                         =============      =============

   Oil and natural gas properties not subject to amortization consist of the cost of undeveloped leaseholds, undesignated seismic costs, exploratory wells in progress, and secondary recovery projects before the assignment of proved reserves. These unproved costs are reviewed periodically by management for impairment, with the impairment provision included in the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include drilling results by the Company and other operators, the terms of oil and natural gas leases not held by production, production response to secondary recovery activities and available funds for exploration and development. Of the $36,994,563 of unproved property costs at December

31, 2000 being excluded from the amortizable base, $16,995,636, $4,238,828 and $5,899,657 were incurred in 1998, 1999 and 2000, respectively. The Company expects it will complete its evaluation of the properties representing the majority of these costs within the next two years.

5. INCOME TAXES

   All of the Company's income is derived from domestic activities. Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35 percent to pretax income as follows:

                                                                      YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------
                                                             1998             1999             2000
                                                          -----------      -----------      -----------
Provision at the statutory tax rate                       $(7,624,801)     $   212,480      $ 4,546,265
State taxes                                                    82,240           28,008          102,201
Increase (decrease) in valuation allowance pertaining
    to expected net operating loss utilization              5,324,534       (1,297,696)      (3,644,105)
                                                          -----------      -----------      -----------
Income tax provision (benefit)                            $(2,218,027)     $(1,057,208)     $ 1,004,361
                                                          ===========      ===========      ===========

   Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. At December 31, 1999 and 2000, the tax effects of these temporary differences resulted principally from the following:


                                                AS OF DECEMBER 31,
                                           ----------------------------
                                              1999             2000
                                           -----------      -----------
Deferred income tax assets:
  Oil and gas property basis
    differentials                          $ 4,717,765      $ 4,223,724
  Net operating loss carryforward            4,941,894        3,613,677
  Valuation allowance                       (3,644,105)              --
                                           -----------      -----------
                                             6,015,554        7,837,401


Deferred income tax liabilities:
  Intangible drilling costs                  3,616,437        4,509,771
  Capitalized interest                         784,894        1,625,710
  Depletion                                    529,007        1,518,864
                                           -----------      -----------
                                             4,930,338        7,654,345
                                           -----------      -----------

         Net deferred income tax asset     $ 1,085,216      $   183,056
                                           ===========      ===========

   The net deferred income tax asset is classified as follows:

                              AS OF DECEMBER 31,
                          -------------------------
                             1999           2000
                          ----------     ----------
Other current assets      $  264,964     $  183,056
Deferred income taxes        820,252             --
                          ----------     ----------
                          $1,085,216     $  183,056
                          ==========     ==========

   Realization of the net deferred tax asset is dependent on the Company's ability to generate taxable earnings in the future. Management believes that it is more likely than not that its deferred tax assets will be fully realized. The Company has net operating loss carryforwards totaling approximately $10.3 million which begin expiring in 2012.

6. LONG-TERM DEBT

   At December 31, 1999 and 2000, long-term debt consisted of the following:

                                                     AS OF DECEMBER 31,
                                               ------------------------------
                                                   1999              2000
                                               ------------      ------------
Credit facility:
   Borrowing base facility                     $  5,876,000      $  5,426,000
   Term loan facility                             7,000,000         5,260,000
Senior subordinated notes                        19,226,082        20,462,797
Senior subordinated notes, related parties        2,136,230         2,208,693
Vendor notes payable                              2,931,695         1,198,310
                                               ------------      ------------

                                                 37,170,007        34,555,800
Less:  current maturities                        (3,542,742)       (6,458,310)
                                               ------------      ------------

                                               $ 33,627,265      $ 28,097,490
                                               ============      ============

   Carrizo amended its existing credit facility with Compass Bank ("Compass") in September 1998 to provide for a term loan under the facility (the "Term Loan") in addition to the then existing revolving credit facility limited by the Company's borrowing base (the "Borrowing Base Facility") which provided for a maximum loan amount of $25 million subject to Borrowing Base limitations. The Borrowing Base Facility was amended in March, 1999 to provide for a maximum loan amount under such facility of $10 million. Substantially all of Carrizo's oil and natural gas property and equipment is pledged as collateral under this facility. The interest rate for both borrowings is calculated at a floating rate based on the Compass index rate or LIBOR plus 2 percent. The Company's obligations are secured by certain of its oil and gas properties and cash or cash equivalents included in the borrowing base. The Borrowing Base Facility and the Term Loan are referred to collectively as the "Company Credit Facility". Proceeds from the Borrowing Base portions of this credit facility have been used to provide funding for exploration and development activity.

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

   At December 31, 1999 and 2000, amounts outstanding under the Borrowing Base Facility totaled $5,876,000 and $5,426,000, respectively, with an additional $1,208,392 and $2,676,884, respectively, available for future borrowings. The Borrowing Base totaled $8,326,884 at December 31, 2000. The Borrowing Base Facility was also available for letters of credit, one of which has been issued for $224,000 at December 31, 1999 and 2000. The Borrowing Base facility was amended in November 2000 to provide up to $2 million of Guidance Line letters of credit (the "Guidance Line letters of credit") relating exclusively to the Company's outstanding hedge positions. At December 31, 2000, the Company had one Guidance Line letter of credit outstanding amounting to $180,000. The weighted average interest rate for 1999 and 2000 on the Facility was 9 percent. Certain members of the Board of Directors have provided $3.3 million in collateral primarily in the form of marketable securities to secure the Borrowing Base Facility.

   The Term Loan was initially due and payable upon maturity in September 1999. In March 1999, the maturity date of the Term Loan was amended to provide for twelve monthly installments of $750,000 beginning January 1, 2000. The repayment terms were also amended to provide for $1.74 million of principal due ratably over the last six months of 2000, $2.64 million of principal due ratably over the first six months of 2001, and the balance due in July 2001. Certain members of the Board of Directors have guaranteed the Term Loan. At December 31, 2000, $5,260,000 was outstanding under the Term Loan.

   The Company is subject to certain covenants under the terms of the Company Credit Facility, including but not limited to (a) maintenance of specified tangible net worth, (b) a ratio of quarterly EBITDA (earnings before interest, taxes, depreciation and amortization) to quarterly debt service of not less than
1.25 to 1.00, and (c) a specified minimum amount of working capital. The Company Credit Facility also places restrictions on, among other things, (a) incurring additional indebtedness, guaranties, loans and liens, (b) changing the nature of business or business structure, (c) selling assets and (d) paying dividends. In March 1999, the Company Credit Facility was amended to decrease the required specified tangible net worth covenant. The Company is currently in compliance with the covenants under the Company Credit Facility.

   In November 1999, certain members of the Board of Directors provided a bridge loan in the amount of $2,000,000 to the Company secured by certain oil and natural gas properties. This bridge loan bore interest at 14 percent per annum. Also, in consideration for the bridge loan, the Company assigned to those members of the Board of Directors an Overriding Royalty Interest in certain of the Company's producing properties. The bridge loan was repaid from the proceeds of the sale of Subordinated Notes, Common Stock and Warrants in 1999.

   In December 1999, the Company consummated the sale of $22 million principal amount of 9 percent Senior Subordinated Notes due 2007 (the "Subordinated Notes") to an investor group led by CB Capital Investors, L.P. (now known as J.P. Morgan Partners, LLC) which included certain members of the Board of Directors. As discussed in Note 8, the Company also sold Common Stock and Warrants to this investor group. The Subordinated Notes were sold at a discount of $688,761, which is being amortized over the life of the notes. Quarterly interest payments began on March 31, 2000. The Company may elect to increase the amount of the Subordinated Notes for 60 percent of the interest which would otherwise be payable in cash. For the year ended December 31, 2000, the amount of the Subordinated Notes was increased by $1,227,325 for such interest. Such Senior Subordinated Notes had a fair market value at December 31, 2000 of approximately $23 million.

   The Company is subject to certain covenants under the terms under the Subordinated Notes securities purchase agreement, including but not limited to,
(a) maintenance of a specified tangible net worth, (b) maintenance of a ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to quarterly Debt Service (as defined in the agreement) of not less than 1.00 to 1.00, and (c) a limitation of its capital expenditures (as defined) to a specified amount for the year ended December 31, 2000 and thereafter equal to the Company's EBITDA for the immediately prior fiscal year (unless approved by the Company's Board of Directors and a CB Capital Investors, L.P. director). The Company is currently in compliance with the covenants under the Subordinated Notes.

   Estimated maturities of long-term debt are $6,458,310 in 2001, $5,426,000 in 2002 and the remainder in 2007.

   During 1999, Carrizo restructured certain current accounts payable into vendor notes, extending the payment dates through 2001. Such notes totaled $2,931,695 and $1,198,310 at December 31, 1999 and 2000, respectively, and bear interest at rates of 8 percent to 10 percent. The weighted average interest rates of such notes was 9 percent in 1999 and 2000, respectively.

7. COMMITMENTS AND CONTINGENCIES

   From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.

   Settlement of Litigation. The Company, as one of three plaintiffs, filed a lawsuit against BNP Petroleum Corporation ("BNP"), Seiskin Interests, LTD, Pagenergy Company, LLC and Gap Marketing Company, LLC, as defendants, in the 229th Judicial District Court of Duval County, Texas, for fraud and breach of contract in connection with an agreement between plaintiffs and defendants whereby the defendants were obligated to drill a test well in an area known as the Slick Prospect in Duval County, Texas. The allegations of the Company in this litigation were that BNP gave the Company inaccurate and incomplete information on which the Company relied in making its decision not to participate in the test well and the prospect, resulting in the loss of the Company's interest in the lease, the test well and four subsequent wells drilled in the prospect. The Company has sought to enforce its approximate 23.68% interest in the prospect and sought damages or rescission, as well as costs and attorneys' fees. The case was originally filed in Duval County, Texas on February 25, 2000.

   In mid March, 2000, the defendants filed an original answer and certain counterclaims against plaintiffs, seeking unspecified damages for slander of title, tortious interference with business relations, and exemplary damages. The case proceeded to trial before the Court (without a jury) on June 19, 2000 after the plaintiffs' were found by the court to have failed to comply with procedural requirements regarding the request for a jury. After several days of trial the case was recessed and later resumed on September 5, 2000. The court at that time denied the plaintiffs' motion for mistrial based on the court's denial of a jury trial. The court also ordered that the defendants' counterclaims would be the subject of a separate trial that would commence on December 11, 2000. The parties proceeded to try issues related to the plaintiffs' claims on September 5, 2000. All parties rested on the plaintiffs' claims on September 13, 2000. The court took the matter under advisement and has not yet announced a ruling. Defendants filed a second amended answer and counterclaim and certain supplemental responses to request for disclosure in which they stated that they were seeking damages in the amount of $33.5 million by virtue of an alleged lost sale of the subject properties, $17 million in alleged lost profits from other prospective contracts, and unspecified incidental and consequential damages from the alleged wrongful suspension of funds under their gas sales contract with the gas purchaser on the properties, alleged damage to relationships with trade creditors and financial institutions, including the inability to leverage the Slick Prospect, and attorneys' fees at prevailing hourly rates in Duval County, Texas incurred in defending against plaintiffs' claims and for 40% of any aggregate recovery in prosecuting their counterclaims. In subsequent testimony, the defendants verbally alleged $26 million of damages by virtue of the alleged lost sale of the properties (as opposed to the $33.5 million previously sought), $7.5 million of damages by virtue of loss of a lease development opportunity and $100 million of damages by virtue of the loss of a business opportunity related to BNP's alleged inability to participate in a 3-D seismic project.

   The Company had also alleged that BNP Petroleum Corporation, Seiskin Interests, LTD and Pagenergy Company, LLC breached a contract with the plaintiffs by obtaining oil and gas leases within an area restricted by that contract. This breach of contract allegation is the subject of an additional lawsuit by plaintiffs in the 165th District Court in Harris County, Texas. The defendants took the position that the claim must be tried in the Duval County case. The Duval County court, without issuing a formal ruling, took the position that this claim should be considered in the Duval County case. The Company was seeking damages as a result of defendants' actions as well as costs and attorneys' fees.

   On December 8, 2000 the Company entered into a Compromise and Settlement Agreement ("Settlement Agreement") with the defendants with regard to the above described litigation. Under the terms of the Settlement Agreement, the Company and the defendants agreed to enter into an Agreed Order of Dismissal with Prejudice of the litigation and, among other things, agreed as follows:

    1. Should a co-plaintiff to the Duval County litigation secure a final judgment (without regard to appeals, new trials or other such actions) in the trial court in Duval County that results in such plaintiff being entitled to recover a five percent or greater undivided interest in the Slick Prospect, BNP will pay to Carrizo, at BNP's option, either $500,000 or an amount equal to the judgment rendered in favor of such plaintiff.

    2. Should the defendants secure a final judgment (without regard to appeals, new trials or other such actions) in the trial court in Duval County against a co-plaintiff, the Company will be obligated to pay BNP an amount equal to five percent of any percentage of the total judgment apportioned to the Company in the case, such payment being limited however to no more than five percent of 47.2 percent of the total judgment entered in the case.

    3. In the event the defendants and such co-plaintiff reach a full and final settlement prior to the entry of a written final judgment in the trial court in Duval County (including but not limited to any type of agreed judgment or any agreement that such co-plaintiff will not be ultimately liable to BNP for the full amount of any judgment rendered in favor of the defendants), the obligations described in (1) and (2) above will be null and void. Also, in the event BNP and such co-plaintiff both only obtain take nothing judgments in the case, such obligations will be null and void.

    4. Both the Company and the defendants released each other from any and all claims, demands, actions or causes of action relating to or arising out of the litigation.

    The case proceeded to trial on the counterclaims on December 11, 2000 in the Duval County court. BNP presented evidence that its damages were in the amounts of $19.6 million for the alleged lost sale of the properties, $35 million for loss of the lease development opportunity, and $308 million for loss of the opportunity related to participation in the 3-D seismic project. During the course of the trial, the co-plaintiff presented its motion for summary judgment on the counterclaims based on the doctrine of absolute judicial proceeding privilege. The court partially granted the co-plaintiff's motion for summary judgment as it related to the filing of a lis pendens, but denied it with regard to the other allegations of BNP. The court also granted the co-plaintiff's plea in abatement relating to the breach of contract allegation, ruling that the District Court in Harris County has dominant jurisdiction of that issue. Upon completion of the trial, the court announced that it would take the case under advisement. As of March 1, 2001, the court has not yet announced a ruling.

   While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect in the financial position or results of operations of the Company.

    During November 2000, the Company entered into a one-year contract with Grey Wolf, Inc. for utilization of a 1,500 horsepower drilling rig capable of drilling wells to a depth of approximately 18,000 feet. The contract, which is expected to commence in late December 2000, provides for a dayrate of $12,000 per day. The rig is expected to be utilized primarily to drill wells in the Company's focus areas, including the Matagorda Project Area and the Cabeza Creek Project Area. The contract contains a provision which would allow the Company to terminate the contract early by tendering payment equal to one-half the dayrate for the number of days remaining under the term of the contract as of the date of termination. Steven A. Webster, who is the Chairman of the Board of Directors of the Company, is a member of the Board of Directors of Grey Wolf, Inc.

   At December 31, 2000, the Company was obligated under a noncancelable operating lease for office space. Rent expense for the years ended December 31, 1998, 1999 and 2000 was $108,700, $108,700 and $207,000, respectively. The
Company is obligated for remaining lease payments of $225,000 per year through December 31, 2004.

8. SHAREHOLDERS' EQUITY

   In December 1999, in connection with the sale of the Subordinated Notes (see
Note 6) the Company consummated the sale of 3,636,364 shares of its Common Stock at a price of $2.20 per share and Warrants to purchase up to 2,760,189 shares of the Company's Common Stock valued at $0.25 per Warrant to an investor group led by CB Capital Investors, L.P. (now known as J.P. Morgan Partners, LLC) which included certain members of the Board of Directors. The Warrants have an exercise price of $2.20 per share and expire December 2007.

   In connection with its initial public offering, the Company recorded deferred compensation related to the March 1997 stock option agreement as additional paid-in capital and an offsetting contra-equity account. This compensation accrual is based on the difference between the option price and the fair value of Carrizo's Common Stock when the options were granted (using an estimate of the initial public offering Common Stock price as an estimate of fair value). The deferred compensation was amortized in the period in which the options vest, which resulted in $139,910 being recorded in the year ended December 31, 1999.

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

   The following table summarizes information for the options outstanding at December 31, 2000:

                                             OPTIONS OUTSTANDING                  OPTIONS EXERCISABLE
                                ------------------------------------------     ------------------------
                                                  Weighted
                                 Number of         Average        Weighted      Number of      Weighted
                                  Options         Remaining       Average        Options        Average
                                Outstanding      Contractual      Exercise     Exercisable     Exercise
  Range of Exercise Prices      at 12/31/00     Life in Years      Price       at 12/31/00       Price
----------------------------    -----------     -------------     --------     -----------     --------
$1.75-2.25                        732,803            9.03          $ 2.19         22,136         $ 1.90
$3.14-3.60                        312,120            6.91          $ 3.54        219,120         $ 3.60
$5.17-8.00                        161,500            8.81          $ 6.97         46,000         $ 6.44

   In June of 1997, the Company established the Incentive Plan of Carrizo Oil & Gas, Inc. (the "Incentive Plan"). The Company accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized on options which have exercise prices at least equal to the market price of the stock on the date of the grant. Had compensation cost been determined consistent with SFAS No. 123 "Accounting for Stock Based Compensation" for all options, the Company's net income (loss) and earnings per share would have been as follows:

                                          1998              1999             2000
                                      ------------      ------------     ------------
Net income (loss) available
   to common shareholders
     As reported                      $(22,272,772)     $ 21,115,349     $ 11,984,971
     Pro forma                        $(23,020,534)     $ 20,292,252     $ 11,487,013
Diluted earnings (loss) per share
     As reported                      $      (2.15)     $       2.00     $       0.74
     Pro forma                        $      (2.22)     $       1.94     $       0.71

   The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1998, 1999 and 2000: risk free interest rate of 5.81 percent, 6.81 percent and 6.66 percent respectively, expected dividend yield of 0 percent, expected life of 10 years and expected volatility of 80.6 percent, 70.0 percent and 70.8 percent, respectively.

   The Company may grant options ("Incentive Plan Options") to purchase up to 1,500,000 shares under the Incentive Plan and has granted options on 1,206,423 shares through December 31, 2000. Through December 31, 2000, 43,697 stock options had been exercised. A summary of the status of the Company's stock options at December 31, 1998, 1999 and 2000 is presented in the table below:

                                                        1998
                                        ---------------------------------------
                                                      WEIGHTED
                                                      AVERAGE         RANGE OF
                                                      EXERCISE        EXERCISE
                                         SHARES        PRICES          PRICES
                                        --------      --------      -----------
Outstanding at beginning of year         472,120      $   7.52      $3.60-11.00
Granted (Incentive Plan Options)         193,500      $   6.20      $ 6.00-6.88
                                        --------      --------
Outstanding at end of year               665,620      $   6.63      $3.60-11.00
                                        ========      ========
Exercisable at end of year               277,688      $   5.80
                                        ========      ========
Weighted average of fair value of
  options granted during the year       $   3.00
                                        ========

                                                           1999
                                        --------------------------------------------
                                                         WEIGHTED
                                                         AVERAGE          RANGE OF
                                                         EXERCISE         EXERCISE
                                          SHARES          PRICES           PRICES
                                        ----------       --------      -------------
Outstanding at beginning of year           665,620       $   6.63      $3.60 - 11.00
Granted (Incentive Plan Options)           206,500       $   1.98      $ 1.75 - 2.00
Expired (Incentive Plan Options)           (45,000)      $   4.06      $ 2.00 - 6.88
                                        ----------       --------
Outstanding at end of year                 827,120       $   6.01      $1.75 - 11.00
                                        ==========       ========
Exercisable at end of year                 446,286       $   6.70
                                        ==========       ========
Weighted average of fair value of
   options granted during the year      $     1.34
                                        ==========

                                                           2000
                                        --------------------------------------------
                                                         WEIGHTED
                                                         AVERAGE          RANGE OF
                                                         EXERCISE         EXERCISE
                                          SHARES          PRICES           PRICES
                                        ----------       --------      -------------
Outstanding at beginning of year           827,120       $   6.01      $1.75 - 11.00
Granted (Incentive Plan Options)           425,000       $   3.85      $ 2.20 - 8.00
Exercised (Pre-IPO Options)                 (3,000)      $   3.60               3.60
Exercised (Incentive Plan Options)         (40,697)      $   2.20      $ 2.00 - 6.00
Expired (Incentive Plan Options)            (2,000)      $   3.50      $        3.50
                                        ----------       --------
Outstanding at end of year               1,206,423       $   5.20      $2.00 - 11.00
                                        ==========       ========
Exercisable at end of year                 474,625       $   3.79
                                        ==========       ========
Weighted average of fair value of
  options granted during the year       $     2.94
                                        ==========


   In March of 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation -- an interpretation of APB No. 25" ("the Interpretation") which was effective July 1, 2000 and clarifies the application of APB No. 25 for certain issues associated with the issuance or subsequent modifications of stock compensation. For certain modifications, including stock options repricings made subsequent to December 15, 1998, the Interpretation requires that variable plan accounting be applied to those modified awards prospectively from July 1, 2000. This requires that the change in the intrinsic value of the modified awards be recognized as compensation expense. On February 17, 2000, Carrizo repriced certain employee and director stock options covering 348,500 shares of stock with a weighted average exercise price of $9.13 to a new exercise price of $2.25 through the cancellation of existing options and issuance of new options at current market prices. Subsequent to the adoption of the Interpretation, the Company is required to record the effects of any changes in its stock price over the remaining vesting period through February 2010 on the corresponding intrinsic value of the repriced options in its results of operations as compensation expense until the repriced option either are exercised or expire. Stock option compensation expense relating to the repriced options for the year ended December 31, 2000 amounted to $651,741.

9. CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE

   On January 1, 1999 the Company adopted the American Institute of Certified Public Accountants Statement of Position ("SOP") 98-5, which provides guidance on the accounting for start up costs. SOP 98-5 requires that start up costs be expensed as incurred. The cumulative effect of this change in accounting principle to write off unamortized organization costs totaled $77,731 in 1999.

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

   The Hall Houston Properties Acquisition was accounted for under the purchase method of accounting and, accordingly, the purchase cost was recorded as evaluated oil and gas properties. The results of operations of the acquired Hall Houston properties are included in the results of operations beginning on the date acquired. The following table reflects certain unaudited pro forma information for the periods presented as if the Hall Houston Properties Acquisition had occurred on January 1, 1998.

                                              YEAR ENDED
                                             DECEMBER 31,
                                                 1998
                                            --------------
Pro forma revenues                          $    9,198,212
                                            ==============
Pro forma net income (loss)                 $  (18,523,141)
                                            ==============
Pro forma net income (loss) per share:
   Basic                                    $        (2.07)
                                            ==============
   Diluted                                  $        (2.07)
                                            ==============

11. RELATED-PARTY TRANSACTIONS

   In September, 1998 and March, 1999, certain members of the Board of Directors guaranteed a portion of the Company's outstanding indebtedness, provided a bridge loan of $2 million which was repaid in December 1999, and purchased a portion of the Subordinated Notes payable.

   During the year ended December 31, 1999, the Company incurred drilling costs in the amount of $130,742 with R&B Falcon Corporation. Messrs. Loyd, Webster, Hamilton and Chavkin were members of the Board of Directors of both the Company and R&B Falcon Corporation ("R&B"). In addition, Mr. Loyd was Chairman of the Board, President and Chief Executive Officer of R&B and Mr. Webster was the Vice Chairman of R&B. It is management's opinion that these transactions were performed at prevailing market rates. There were no transactions with R&B during the year ended December 31, 2000.

12. SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

   The following disclosures provide unaudited information required by SFAS No. 69, "Disclosures About Oil and Gas Producing Activities."

COSTS INCURRED

   Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below:

                                                   YEAR ENDED DECEMBER 31,
                                        ---------------------------------------------
                                           1998             1999             2000
                                        -----------      -----------      -----------
Property acquisition costs
   Unproved                             $ 9,618,647      $ 4,166,033      $ 6,641,275
   Proved                                16,196,887          472,229          336,750
Exploration cost                         10,429,247        3,163,309        7,843,425
Development costs                           313,391          936,855        1,360,800
                                        -----------      -----------      -----------
          Total costs incurred (1)      $36,558,172      $ 8,738,426      $16,182,250
                                        ===========      ===========      ===========

----------

(1) Excludes capitalized interest on unproved properties of $291,496, $1,547,879 and $3,563,555 for the years ended December 31, 1998, 1999 and 2000, respectively.

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

   Proved oil and natural gas reserve quantities at December 31, 1999 and 2000, and the related discounted future net cash flows before income taxes are based on estimates prepared by Ryder Scott Company and Fairchild & Wells, Inc., independent petroleum engineers. Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission.

   The Company's net ownership interests in estimated quantities of proved oil and natural gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below:

                                                                 BARRELS OF
                                                             OIL AND CONDENSATE
                                                               AT DECEMBER 31,
                                                 --------------------------------------------
                                                    1998             1999             2000
                                                 ----------       ----------       ----------
Proved developed and undeveloped reserves -
   Beginning of year                              5,169,500        3,647,000        4,877,000
   Purchase of oil and gas properties                81,000               --               --
   Discoveries and extensions                        96,000          113,000           93,000
   Revisions                                     (1,559,500)       1,296,000        1,625,000
   Production                                      (140,000)        (179,000)        (198,000)
                                                 ----------       ----------       ----------
End of year                                       3,647,000        4,877,000        6,397,000
                                                 ==========       ==========       ==========
Proved developed reserves at end of year          1,112,000        1,070,000        1,017,000
                                                 ==========       ==========       ==========

                                                            THOUSANDS OF CUBIC FEET
                                                                 OF NATURAL GAS
                                                                 AT DECEMBER 31,
                                                 -----------------------------------------------
                                                    1998              1999              2000
                                                 -----------       -----------       -----------
Proved developed and undeveloped reserves -
   Beginning of year                              12,142,000        10,155,000        11,323,000
   Purchases of oil and gas properties             1,325,000                --                --
   Discoveries and extensions                      4,039,000         4,820,000         4,179,000
   Revisions                                      (4,696,000)         (417,000)        1,553,000
   Sales of oil and gas properties                        --                --          (603,000)
   Production                                     (2,655,000)       (3,235,000)       (5,460,000)
                                                 -----------       -----------       -----------
End of year                                       10,155,000        11,323,000        10,992,000
                                                 ===========       ===========       ===========
Proved developed reserves at end of year-          9,097,000        10,680,000        10,351,000
                                                 ===========       ===========       ===========

STANDARDIZED MEASURE

     The standardized measure of discounted future net cash flows relating to the Company's ownership interests in proved oil and natural gas reserves as of year-end is shown below:

                                                                          YEAR ENDED DECEMBER 31,
                                                             ------------------------------------------------
                                                                 1998              1999              2000
                                                             ------------      ------------      ------------
Future cash inflows                                          $ 59,095,000      $140,851,000      $266,725,000
Future oil and natural gas operating expenses                  28,582,000        46,679,000       126,526,000
Future development costs                                        4,841,000        12,428,000        14,284,000
Future income tax expenses                                             --        11,952,000        25,242,000
                                                             ------------      ------------      ------------
Future net cash flows                                          25,672,000        69,792,000       100,673,000
10% annual discount for estimating timing of cash flows         6,917,000        27,062,000        30,567,000
                                                             ------------      ------------      ------------
Standard measure of discounted future net cash flows         $ 18,755,000      $ 42,730,000      $ 70,106,000
                                                             ============      ============      ============

   Future cash flows are computed by applying year-end prices of oil and natural gas to year-end quantities of proved oil and natural gas reserves. Average prices used in computing year end 1998, 1999 and 2000 future cash flows were $10.15, $23.40 and $24.85 for oil, respectively and $2.18, $2.35 and $10.34 for natural gas, respectively. As of March 19, 2001 the price of natural gas had fallen to $5.23 per Mcf. Future operating expenses and development costs are computed primarily by the Company's petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company's proved oil and natural gas reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions.

   Future income taxes are based on year-end statutory rates, adjusted for tax basis and availability of applicable tax assets. A discount factor of 10 percent was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost or fair market value of the Company's oil and natural gas properties. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

CHANGE IN STANDARDIZED MEASURE --

   Changes in the standardized measure of future net cash flows relating to proved oil and natural gas reserves are summarized below:

                                                        --------------------------------------------------
                                                            1998               1999               2000
                                                        ------------       ------------       ------------
Changes due to current-year operations -
  Sales of oil and natural gas, net of oil
     and natural gas operating expenses                 $ (5,089,000)      $ (7,169,000)      $(21,893,000)
  Extensions and discoveries                               5,003,000          9,095,000         26,214,000
  Purchases of oil and gas properties                      2,889,000                 --                 --
Changes due to revisions in standardized variables
  Prices and operating expenses                           (5,820,000)        32,560,000         16,686,000
  Income taxes                                             5,098,000         (8,447,000)       (14,090,000)
  Estimated future development costs                       6,757,000         (4,581,000)        (1,122,000)
  Revision of quantities                                  (9,056,000)        11,770,000          2,921,000
  Sales of reserves in place                                      --                 --           (254,000)
  Accretion of discount                                    2,607,000          1,876,000          4,736,000
  Production rates, timing and other                      (4,607,000)       (11,129,000)        14,178,000
                                                        ------------       ------------       ------------
Net change                                                (2,218,000)        23,975,000         27,376,000
Beginning of year                                         20,973,000         18,755,000         42,730,000
                                                        ------------       ------------       ------------
End of year                                             $ 18,755,000       $ 42,730,000       $ 70,106,000
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

                      SUPPLEMENTAL QUARTERLY FINANCIAL DATA
                                   (UNAUDITED)

2000                                            FIRST            SECOND             THIRD             FOURTH
                                             -----------       -----------       -----------       -----------
Revenues                                       4,279,597         5,826,737         8,007,583         8,719,893
Costs and expenses, net                      $ 3,151,082       $ 3,363,276       $ 3,113,126       $ 5,221,355
                                             -----------       -----------       -----------       -----------
Net income                                     1,128,515         2,463,461         4,894,457         3,498,538
                                             ===========       ===========       ===========       ===========
Diluted net income per share (1)             $      0.08       $      0.15       $      0.29       $      0.20
                                             ===========       ===========       ===========       ===========

1999                                            FIRST            SECOND             THIRD             FOURTH
                                             -----------       -----------       -----------       -----------
Revenues                                     $ 1,842,314       $ 1,925,265       $ 2,537,960       $ 3,898,806
Costs and expenses, net                        2,472,668         2,105,581         2,212,791         1,749,011
                                             -----------       -----------       -----------       -----------
Net income (loss)                               (630,354)         (180,316)          325,169         2,149,795
                                             ===========       ===========       ===========       ===========
Discount on redemption                                --                --                --        21,868,413
Dividends and accretion                         (788,843)         (806,736)         (822,553)              774
                                             -----------       -----------       -----------       -----------
Net income (loss) available to
   common shareholders                       $(1,419,197)      $  (987,052)      $  (497,384)      $24,018,982
                                             ===========       ===========       ===========       ===========
Diluted net income (loss) per share (1)      $     (0.14)      $     (0.10)      $     (0.05)      $      2.17
                                             ===========       ===========       ===========       ===========

(1) The sum of individual quarterly net income per common share may not agree with year-to-date net income per common share as each period's computation is based on the weighted average number of common shares outstanding during that period.

EXHIBIT INDEX

      EXHIBIT
      NUMBER                             DESCRIPTION
      ------                             -----------
        +2.1   --   Combination Agreement by and among the Company, Carrizo
                    Production, Inc., Encinitas Partners Ltd., La Rosa Partners
                    Ltd., Carrizo Partners Ltd., Paul B. Loyd, Jr., Steven A.
                    Webster, S.P. Johnson IV, Douglas A.P. Hamilton and Frank A.
                    Wojtek dated as of June 6, 1998 (Incorporated herein by
                    reference to Exhibit 2.1 to the Company's Registration
                    Statement on Form S-1 (Registration No. 333-29187)).

        +3.1   --   Amended and Restated Articles of Incorporation of the
                    Company (Incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended
                    December 31, 1998).

        +3.2   --   Amended and Restated Bylaws of the Company, as amended by
                    Amendment No. 1 (Incorporated herein by reference to Exhibit
                    3.2 to the Company's Registration Statement on Form 8-A
                    (Registration No. 000-22915) and Amendment No. 2
                    (Incorporated herein by reference to Exhibit 3/2 to the
                    Company's Current Report on Form 8-K dated December 15,
                    1999).

        +4.1   --   First Amended, Restated, and Combined Loan Agreement between the Company and Compass Bank dated August 28, 1998
                    (Incorporated herein by reference to Exhibit 4.1 to the
                    Company's Quarterly Report on Form 10-Q for
                    the quarter ended September 30, 1998).

        +4.2   --   First Amendment to First Amended, Restated, and Combined
                    Loan Agreement between the Company and Compass Bank dated
                    December 23, 1998 (Incorporated herein by reference to
                    Exhibit 4.2 to the Company's Annual Report on Form 10-K for
                    the year ended December 31, 1998).

        +4.3   --   Second Amendment to First Amended, Restated, and Combined
                    Loan Agreement between the Company and Compass Bank dated
                    December 30, 1998 (Incorporated herein by reference to
                    Exhibit 4.3 to the Company's Annual Report on Form 10-K for
                    the year ended December 31, 1998).

        +4.4   --   Fourth Amendment to First Amended, Restated, and Combined
                    Loan Agreement by and between Carrizo Oil & Gas, Inc. and
                    Compass Bank (Incorporated herein by reference to Exhibit
                    4.5 to the Company's Quarterly Report on Form 10-Q for the
                    quarter ended September 30, 1999).

        +4.5   --   Fifth Amendment to First Amended Restated, and Combined Loan
                    Agreement by and between Carrizo Oil & Gas, Inc. and Compass
                    Bank (Incorporated herein by reference to Exhibit 4.1 to the
                    Company's Quarterly Report on Form 10-Q for the quarter
                    ended March 31, 1999).

        +4.6   --   Sixth Amendment to First Amended Restated, and Combined Loan
                    Agreement by and between Carrizo Oil & Gas, Inc. and Compass
                    Bank (Incorporated herein by reference to Exhibit 4.4 to the
                    Company's Quarterly Report on Form 10-Q for the quarter
                    ended March 31, 1999).

        +4.7   --   Seventh Amendment to First Amended Restated, and Combined
                    Loan Agreement by and between Carrizo Oil & Gas, Inc. and
                    Compass Bank (Incorporated herein by reference to Exhibit
                    4.1 to the Company's Quarterly Report on Form 10-Q for the
                    quarter ended March 31, 1999).

         4.8   --   Eighth Amendment to First Amended Restated, and Combined
                    Loan Agreement by and between Carrizo Oil & Gas, Inc. and
                    Compass Bank.

        +4.9   --   Ninth Amendment to First Amended Restated, and Combined Loan
                    Agreement by and between Carrizo Oil & Gas, Inc. and Compass
                    Bank (Incorporated herein by reference to Exhibit 99.10 to the Company's Current Report on Form 8-K dated December 15,
                    1999).

       +4.10   --   Tenth Amendment to First Amended Restated, and Combined Loan
                    Agreement by and between Carrizo Oil & Gas, Inc. and Compass
                    Bank (Incorporated herein by reference to Exhibit 4.2 to the
                    Company's Quarterly Report on Form 10-Q for the quarter
                    ended September 30, 2000).

       +4.11   --   Limited Guaranty by Douglas A.P. Hamilton for the benefit
                    of Compass Bank (Incorporated herein by reference to Exhibit
                    4.1 to the Company's Quarterly Report on Form 10-Q for the
                    quarter ended September 30, 1999).

       +4.12   --   Notice of Final Agreement with respect to a term loan from
                    Compass Bank (Incorporated herein by reference to Exhibit
                    4.2 to the Company's Quarterly Report on Form 10-Q for the
                    quarter ended September 30, 1999).

       +4.13   --   Limited Guaranty by Paul B. Loyd, Jr. for the benefit of
                    Compass Bank (Incorporated herein by reference to Exhibit
                    4.3 to the Company's Quarterly Report on Form 10-Q for the
                    quarter ended September 30, 1999).

       +4.14   --   Limited Guaranty by Steven A. Webster for the benefit of
                    Compass Bank (Incorporated herein by reference to Exhibit
                    4.4 to the Company's Quarterly Report on Form 10-Q for the
                    quarter ended September 30, 1999).

       +10.1   --   Amended and Restated Incentive Plan of the Company effective as of February 17, 2000 (Incorporated herein by reference to
                    Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q
                    for the quarter ended June 30, 2000).

       +10.2   --   Employment Agreement between the Company and S.P. Johnson IV
                    (Incorporated herein by reference to Exhibit 10.2 to the
                    Company's Registration Statement on Form S-1 (Registration
                    No. 333-29187)).

       +10.3   --   Employment Agreement between the Company and Frank A. Wojtek
                    (Incorporated herein by reference to Exhibit 10.3 to the
                    Company's Registration Statement on Form S-1 (Registration
                    No. 333-29187)).

       +10.4   --   Employment Agreement between the Company and Kendall A.
                    Trahan (Incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1
                    (Registration No. 333-29187)).

       +10.5   --   Employment Agreement between the Company and George Canjar
                    (Incorporated herein by reference to Exhibit 10.5 to the
                    Company's Registration Statement on Form S-1 (Registration
                    No. 333-29187)).

       +10.6   --   Indemnification Agreement between the Company and each of
                    its directors and executive officers (Incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on
                    Form 10-K for the year ended December 31, 1998).

       +10.7   --   S Corporation Tax Allocation, Payment and Indemnification
                    Agreement among the Company and Messrs. Loyd, Webster,
                    Johnson, Hamilton and Wojtek (Incorporated herein by
                    reference to Exhibit 10.8 to the Company's Registration
                    Statement on Form S-1 (Registration No. 333-29187)).

       +10.8   --   S Corporation Tax Allocation, Payment and Indemnification
                    Agreement among Carrizo Production, Inc. and

      EXHIBIT
      NUMBER                             DESCRIPTION
      ------                             -----------
                    Messrs. Loyd, Webster, Johnson, Hamilton and Wojtek
                    (Incorporated herein by reference to Exhibit 10.9 to the
                    Company's Registration Statement on Form S-1 (Registration
                    No. 333-29187)).

      +10.9    --   Form of Amendment to Executive Officer Employment Agreement.
                    (Incorporated herein by reference to Exhibit 99.3 to the
                    Company's Current Report on Form 8-K dated January 8, 1998).

      +10.10   --   Amended Enron Warrant Certificates (Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on
                    Form 8-K dated December 15, 1999).

      +10.11   --   Securities Purchase Agreement dated December 15, 1999 among the Company, CB Capital Investors, L.P., Mellon Ventures,
                    L.P., Paul B. Loyd Jr., Douglas A.P. Hamilton and Steven A.
                    Webster (Incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated December
                    15,1999).

      +10.12   --   Shareholders Agreement dated December 15, 1999 among the
                    Company, CB Capital Investors, L.P., Mellon Ventures, L.P.,
                    Paul B. Loyd Jr., Douglas A.P. Hamilton, Steven A. Webster,
                    S.P. Johnson IV, Frank A. Wojtek and DAPHAM Partnership,
                    L.P. (Incorporated herein by reference to Exhibit 99.2 to
                    the Company's Current Report on Form 8-K dated December 15,
                    1999).

      +10.13   --   Warrant Agreement dated December 15, 1999 among the Company,
                    CB Capital Investors, L.P., Mellon Ventures, L.P., Paul B.
                    Loyd Jr., Douglas A.P. Hamilton and Steven A. Webster
                    (Incorporated herein by reference to Exhibit 99.3 to the
                    Company's Current Report on Form 8-K dated December 15,
                    1999).

      +10.14   --   Registration Rights Agreement dated December 15, 1999 among the Company, CB Capital Investors, L.P. and Mellon Ventures,
                    L.P., (Incorporated herein by reference to Exhibit 99.4 to the Company's Current Report on Form 8- K dated December 15,
                    1999).

      +10.15   --   Amended and Restated Registration Rights Agreement dated
                    December 15, 1999 among the Company, Paul B. Loyd Jr.,
                    Douglas A.P. Hamilton, Steven A. Webster, S.P. Johnson IV,
                    Frank A. Wojtek and DAPHAM Partnership, L.P. (Incorporated
                    herein by reference to Exhibit 99.5 to the Company's Current
                    Report on Form 8-K dated December 15, 1999).

      +10.16   --   Compliance Sideletter dated December 15, 1999 among the
                    Company, CB Capital Investors, L.P. and Mellon Ventures,
                    L.P. (Incorporated herein by reference to Exhibit 99.6 to
                    the Company's Current Report on Form 8-K dated December 15,
                    1999).

      +10.17   --   Form of Amendment to Executive Officer Employment Agreement
                    (Incorporated herein by reference to Exhibit 99.7 to the
                    Company's Current Report on Form 8-K dated December 15,
                    1999).

      +10.18   --   Form of Amendment to Director Indemnification Agreement
                    (Incorporated herein by reference to Exhibit 99.8 to the
                    Company's Current Report on Form 8-K dated December 15,
                    1999).

        21.1   --   Subsidiaries of the Company.

        23.1   --   Consent of Arthur Andersen LLP.

        23.2   --   Consent of Ryder Scott Company Petroleum Engineers.

        23.3   --   Consent of Fairchild & Wells, Inc.

        99.1   --   Summary of Reserve Report of Ryder Scott Company Petroleum
                    Engineers as of December 31, 2000.

        99.2   --   Summary of Reserve Report of Fairchild & Wells, Inc.
                    as of December 31, 2000.

----------

+ Incorporated by reference as indicated.