Form 10-Q
period 2001-03-31
CARRIZO OIL & GAS INC
filed 2001-05-15
CIK 1040593

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended MARCH 31, 2001


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________


                        Commission File Number 000-22915.


                             CARRIZO OIL & GAS, INC.
             (Exact name of registrant as specified in its charter)

                TEXAS                                     76-0415919
                -----                                     ----------
   (State or other jurisdiction of             (IRS Employer Identification No.)
    incorporation or organization)

14701 ST. MARY'S LANE, SUITE 800, HOUSTON, TX                77079
---------------------------------------------                -----
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



The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of May 10, 2001, the latest practicable date, was 14,058,061

                             CARRIZO OIL & GAS, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
                                      INDEX


PART I.  FINANCIAL INFORMATION                                                        PAGE
        Item 1.       Condensed Balance Sheets
                      -  As of December 31, 2000 and March 31, 2001                     2

                      Condensed Statements of Operations
                      -  For the three-month periods ended March 31, 2000
                         and 2001                                                       3

                      Condensed Statements of Cash Flows - For the three-month
                      periods ended March 31, 2000
                         and 2001                                                       4

                      Notes to Condensed Financial Statements                           5

        Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                              11


PART II.  OTHER INFORMATION

        Items 1-6.                                                                     19

SIGNATURES                                                                             21

                             CARRIZO OIL & GAS, INC.

                            CONDENSED BALANCE SHEETS


                                                                               December 31,   March 31,
                                                                                   2000         2001
                                                                              ------------   ------------
                                                                                             (Unaudited)
                                         ASSETS
CURRENT ASSETS:
  Cash and equivalents                                                        $  8,217,427    $ 6,023,322
  Accounts receivable, net of allowance for doubtful accounts of
    $480,000 at December 31, 2000 and March 31, 2001, respectively               7,392,621      9,409,351
  Advances to operators                                                          1,756,396        966,393
  Deposits                                                                         629,460        467,460
  Other current assets                                                             401,181        257,582
                                                                              ------------    -----------
      Total current assets                                                      18,397,085     17,124,108

PROPERTY AND EQUIPMENT, net (full-cost method of accounting for
  oil and gas properties)                                                       72,128,589     78,829,124
INVESTMENT IN MICHAEL PETROLEUM CORPORATION                                      1,544,180      1,544,180
OTHER ASSETS                                                                       930,059        871,549
                                                                              ------------    -----------
                                                                              $ 92,999,913    $98,368,961

                                LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade                                                     $  3,353,570    $ 5,047,921
  Accrued liabilities                                                            1,775,830      1,213,286
  Advances for joint operations                                                    376,190        739,385
  Current maturities of long-term debt                                           6,458,310      4,857,898
                                                                              ------------    -----------
      Total current liabilities                                                 11,963,900     11,858,490

LONG-TERM DEBT                                                                  28,097,490     28,432,960
DEFERRED INCOME TAXES                                                                    -      1,699,888
COMMITMENTS AND CONTINGENCIES (Note 5)

SHAREHOLDERS' EQUITY:
  Warrants (3,010,189 outstanding at December 31, 2000 and
    March 31, 2001, respectively                                                   765,047        765,047
  Common stock, par value $.01, (40,000,000 shares authorized with 14,055,061 and 14,058,061 issued and outstanding at
    December 31, 2000 and March 31, 2001, respectively)                            140,551        140,581
  Additional paid in capital                                                    62,708,100     62,718,870
  Accumulated deficit                                                          (10,675,175)    (7,211,366)
  Other comprehensive income or (loss)                                                   -        (35,509)
                                                                              ------------    -----------
                                                                                52,938,523     56,377,623
                                                                              ------------    -----------
                                                                              $ 92,999,913    $98,368,961
                                                                              ============    ===========


   The accompanying notes are an integral part of these financial statements.

                             CARRIZO OIL & GAS, INC.

                  UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

                                                            For the Three
                                                            Months Ended
                                                              March 31,
                                                    -------------------------
                                                        2000           2001
                                                    ----------    -----------
OIL AND NATURAL GAS REVENUES                        $4,279,597    $8,727,481

COSTS AND EXPENSES:
  Oil and natural gas operating expenses               877,667     1,299,571
  Depreciation, depletion and amortization           1,668,806     1,629,744
  General and administrative                           731,126       870,482
  Stock option compensation                                  -      (331,655)
                                                    ----------    ----------
Total costs and expenses                             3,277,599     3,468,142
                                                    ----------    ----------
OPERATING INCOME

OTHER INCOME AND EXPENSES:
  Interest income                                      163,771       120,501
  Interest expense                                    (881,986)     (749,781)
  Interest expense, related parties                    (58,850)      (52,359)
  Capitalized interest                                 929,082       802,140
                                                    ----------    ----------

INCOME BEFORE INCOME TAXES                           1,154,015     5,379,840

INCOME TAXES (Note 4)                                   25,500     1,916,031
                                                    ----------    ----------
NET INCOME                                          $1,128,515    $3,463,809
                                                    ==========    ==========
BASIC EARNINGS PER COMMON SHARE (Note 2)            $     0.08    $     0.25
                                                    ==========    ==========
DILUTED EARNINGS PER COMMON SHARE (Note 2)          $     0.08    $     0.21
                                                    ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                             CARRIZO OIL & GAS, INC.

                  UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

                                                          FOR THE THREE
                                                          MONTHS ENDED
                                                           MARCH 31,
                                                        ------------------------------
                                                            2000              2001
                                                        ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                      $ 1,128,515       $ 3,463,809
  Adjustment to reconcile net income (loss) to net
    cash provided by operating activities-
    Depreciation, depletion and amortization               1,668,806         1,629,744
    Discount accretion                                         7,720            21,315
    Interest payable in kind                                       -           314,155
    Stock option compensation                                      -          (331,655)
    Deferred income taxes                                          -         1,882,944
  Changes in assets and liabilities-
    Accounts receivable                                   (1,001,593)       (2,016,731)
    Other assets                                            (234,422)          101,554
    Accounts payable, trade                                  384,461            10,203
    Other current liabilities                                 14,347          (266,397)
                                                         -----------       -----------
      Net cash provided by operating activities            1,967,834         4,808,941
                                                         -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures, accrual basis                     (4,951,540)       (8,250,779)
  Adjustment to cash basis                                  (555,820)        1,684,147
  Advances to operators                                      265,629           790,003
  Advances for joint operations                              870,877           363,195
                                                         -----------       -----------
      Net cash used in investing activities               (4,370,854)       (5,413,434)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net proceeds from the sale of common stock                       -            10,800
  Debt repayments                                           (308,172)       (1,600,412)
                                                         -----------       -----------
      Net cash used in financing activities                 (308,172)       (1,589,612)
                                                         -----------       -----------
NET DECREASE IN CASH AND CASH EQUIVALENTS                 (2,711,192)       (2,194,105)

CASH AND CASH EQUIVALENTS, beginning of period            11,345,618         8,217,427
                                                         -----------       -----------
CASH AND CASH EQUIVALENTS, end of period                 $ 8,634,426       $ 6,023,322
                                                         ===========       ===========
SUPPLEMENTAL CASH DISCLOSURES:
  Cash paid for interest (net of amounts capitalized)    $    11,754       $         -
                                                         ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                             CARRIZO OIL & GAS, INC.

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)



1.       ACCOUNTING POLICIES:

The condensed financial statements included herein have been prepared by Carrizo Oil & Gas, Inc. (the Company), and are unaudited, except for the balance sheet at December 31, 2000, which has been prepared from the audited financial statements at that date. The financial statements reflect necessary adjustments, all of which were of a recurring nature, and are in the opinion of management necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The Company believes that the disclosures presented are adequate to allow the information presented not to be misleading. The condensed financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.       EARNINGS PER COMMON SHARE:

Supplemental earning per share information is provided below:

                                                                   FOR THE THREE MONTHS ENDED MARCH 31,
                                             ----------------------------------------------------------------------------
                                                       INCOME                       SHARES               PER-SHARE AMOUNT
                                             -------------------------     -------------------------     ----------------
                                                2000           2001           2000           2001        2000       2001
                                             ----------     ----------     ----------     ----------     -----      -----
Basic Earnings per Share
  Net income                                 $1,128,515     $3,463,809     14,011,364     14,057,928     $0.08      $0.25
                                                                                                         =====      =====
Stock Options and Warrants                            -              -        875,281      2,696,906
                                             ----------     ----------     ----------     ----------
Diluted Earnings per Share
  Net income (loss) available to common
    shareholders plus assumed conversions    $1,128,515     $3,463,809     14,886,645     16,754,834     $0.08      $0.21
                                             ==========     ==========     ==========     ==========     =====      =====

Net income per common share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. The Company had outstanding 236,120 and 67,000 stock options and 250,000 and no warrants during the three months ended March 31, 2000 and 2001, respectively, which were antidilutive and were not included in the calculation because the exercise price of these instruments exceeded the underlying market value of the options and warrants.

3.       LONG-TERM DEBT:

At December 31, 2000 and March 31, 2001, long-term debt consisted of the following:

                                                     DECEMBER 31,     MARCH 31,
                                                        2000            2001
                                                     ------------     ---------
        Credit facility:
          Borrowing base facility                    $ 5,426,000      $ 5,426,000
          Term loan facility                           5,260,000        3,940,000
        Senior subordinated notes                     20,462,797       20,706,265
        Senior subordinated notes, related parties     2,208,693        2,300,695
        Vendor note payable                            1,198,310          917,898
                                                     -----------      -----------

                                                      34,555,800       33,290,858
                                                      (6,458,310)      (4,857,898)
        Less: current maturities                     -----------      -----------

                                                     $28,097,490      $28,432,960
                                                     ===========      ===========

Carrizo amended its existing credit facility with Compass Bank ("Compass") in September 1998 to provide for a term loan under the facility (the "Term Loan") in addition to the then existing revolving credit facility limited by the Company's borrowing base (the

"Borrowing Base Facility") which provided for a maximum loan amount of $25 million subject to Borrowing Base limitations. The Borrowing Base Facility was amended in March, 1999 to provide for a maximum loan amount under such facility of $10 million. Substantially all of Carrizo's oil and natural gas property and equipment is pledged as collateral under this facility. The interest rate for both borrowings is calculated at a floating rate based on the Compass index rate or LIBOR plus 2 percent. The Company's obligations are secured by certain of its oil and gas properties and cash or cash equivalents included in the borrowing base. Certain members of the Board of Directors had provided collateral, primarily in the form of marketable securities, to secure the revolving credit loans. This collateral was released during April 2001. The Borrowing Base Facility and the Term Loan are referred to collectively as the "Company Credit Facility". Proceeds from the Borrowing Base portions of this credit facility have been used to provide funding for exploration and development activity. In April 2001, the maturity date of the Borrowing Base Facility was extended from February 2002 to April 2003.

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

At December 31, 2000 and March 31, 2001, amounts outstanding under the Borrowing Base Facility totaled $5,426,000 with an additional $2,676,884 and $5,323,967, respectively, available for future borrowings. The Borrowing Base totaled $8,326,884 and $10,973,967 at December 31, 2000 and March 31, 2001,
respectively. The Borrowing Base Facility was also available for letters of credit, one of which has been issued for $224,000 at December 31, 2000 and March 31, 2001. The Borrowing Base facility was amended in November 2000 to provide up to $2 million of Guidance Line letters of credit (the "Guidance Line letters of credit") relating exclusively to the Company's outstanding hedge positions. At December 31, 2000 and March 31, 2001, the Company had one and none Guidance
Line letter of credit outstanding amounting to $180,000 and zero, respectively.

The Term Loan was initially due and payable upon maturity in September 1999. In March 1999, the maturity date of the Term Loan was amended to provide for twelve monthly installments of $750,000 beginning January 1, 2000. The repayment terms were also amended to provide for $1.74 million of principal due ratably over the last six months of 2000, $2.64 million of principal due ratably over the first six months of 2001, and the balance due in July 2001. During 2001, the repayment schedule was amended to provide for $4.84 million of principal due ratably over the first eleven months of 2001, and the balance due December 2001. Certain members of the Board of Directors have guaranteed the Term Loan. At December 31, 2000 and March 31, 2001, $5,260,000 and $3,940,000 respectively, was outstanding under the Term Loan.

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

In December 1999, the Company consummated the sale of $22 million principal amount of 9 percent Senior Subordinated Notes due 2007 (the "Subordinated Notes") to an investor group led by CB Capital Investors, L.P. (now known as J.P. Morgan Partners, LLC) which included certain members of the Board of Directors. The Company also sold Common Stock and Warrants to this investor group. The Subordinated Notes were sold at a discount of $688,761, which is being amortized over the life of the notes. Quarterly interest payments began on March 31, 2000. The Company may elect, for a period of up to five years to increase the amount of the Subordinated Notes for 60 percent of the interest which would otherwise be payable in cash. As of December 31, 2000 and March 31, 2001, the outstanding balance of the Subordinated Notes had been increased by $1,227,325 and $1,541,480, respectively, for such interest.

The Company is subject to certain covenants under the terms under the Subordinated Notes securities purchase agreement, including but not limited to,
(a) maintenance of a specified tangible net worth, (b) maintenance of a ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to quarterly Debt Service (as defined in the agreement) of not less than 1.00 to 1.00, and (c) a limitation of its capital expenditures to a specified amount for the year ended December 31, 2000 and thereafter equal to the Company's EBITDA for the immediately prior fiscal year (unless approved by the Company's Board of Directors and a JP Morgan Partners director).

During 1999, Carrizo restructured certain current accounts payable into vendor notes, extending the payment dates through 2001. One note was outstanding in the amount of $1,198,310 and $917,898 at December 31, 2000 and March 31, 2001,
respectively, which bears interest at the prime rate.

4.       INCOME TAXES:

The Company provided deferred income taxes at the rate of 35 percent, which also approximates its statutory rate, that amounted to $1,882,944 for the three months ended March 31, 2001. In the first quarter of 2000, the Company decreased the valuation allowance associated with $1,154,015 of its net operating loss carryforwards as management had determined that it was more likely than not that such carryforwards will be utilized based upon the Company's estimate of future taxable income at that time. As a result of this determination, the Company realized a deferred tax benefit in the amount of $403,905 for the three months ended March 31, 2000.

5.       COMMITMENTS AND CONTINGENCIES:

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.

Settlement of Litigation. The Company, as one of three plaintiffs, filed a lawsuit against BNP Petroleum Corporation ("BNP"), Seiskin Interests, LTD, Pagenergy Company, LLC and Gap Marketing Company, LLC, as defendants, in the 229th Judicial District Court of Duval County, Texas, for fraud and breach of contract in connection with an agreement between plaintiffs and defendants whereby the defendants were obligated to drill a test well in an area known as the Slick Prospect in Duval County, Texas. The allegations of the Company in this litigation were that BNP gave the Company inaccurate and incomplete information on which the Company relied in making its decision not to participate in the test well and the prospect, resulting in the loss of the Company's interest in the lease, the test well and four subsequent wells drilled in the prospect. The Company has sought to enforce its approximate 23.68 percent interest in the prospect and sought damages or rescission, as well as costs and attorneys' fees. The case was originally filed in Duval County, Texas on February 25, 2000.

In mid March, 2000, the defendants filed an original answer and certain counterclaims against plaintiffs, seeking unspecified damages for slander of title, tortious interference with business relations, and exemplary damages. The case proceeded to trial before the Court (without a jury) on June 19, 2000 after the plaintiffs' were found by the court to have failed to comply with procedural requirements regarding the request for a jury. After several days of trial the case was recessed and later resumed on September 5, 2000. The court at that time denied the plaintiffs' motion for mistrial based on the court's denial of a jury trial. The court also ordered that the defendants' counterclaims would be the subject of a separate trial that would commence on December 11, 2000. The parties proceeded to try issues related to the plaintiffs' claims on September 5, 2000. All parties rested on the plaintiffs' claims on September 13, 2000. The court took the matter under advisement and has not yet announced a ruling. Defendants filed a second amended answer and counterclaim and certain supplemental responses to request for disclosure in which they stated that they were seeking damages in the amount of $33.5 million by virtue of an alleged lost sale of the subject properties, $17 million in alleged lost profits from other prospective contracts, and unspecified incidental and consequential damages from the alleged wrongful suspension of funds under their gas sales contract with the gas purchaser on the properties, alleged damage to relationships with trade creditors and financial institutions, including the inability to leverage the Slick Prospect, and attorneys' fees at prevailing hourly rates in Duval County, Texas incurred in defending against plaintiffs' claims and for 40 percent of any aggregate recovery in prosecuting their counterclaims. In subsequent testimony, the defendants verbally alleged $26 million of damages by virtue of the alleged lost sale of the properties (as opposed to the $33.5 million previously sought), $7.5 million of damages by virtue of loss of a lease development opportunity and $100 million of damages by virtue of the loss of a business opportunity related to BNP's alleged inability to participate in a 3-D seismic project.

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

The case proceeded to trial on the counterclaims on December 11, 2000 in the Duval County court. BNP presented evidence that its damages were in the amounts of $19.6 million for the alleged lost sale of the properties, $35 million for loss of the lease development opportunity, and $308 million for loss of the opportunity related to participation in the 3-D seismic project. During the course of the trial, the co-plaintiff presented its motion for summary judgment on the counterclaims based on the doctrine of absolute judicial proceeding privilege. The court partially granted the co-plaintiff's motion for summary judgment as it related to the filing of a lis pendens, but denied it with regard to the other allegations of BNP. The court also granted the co-plaintiff's plea in abatement relating to the breach of contract allegation, ruling that the District Court in Harris County has dominant jurisdiction of that issue. Upon completion of the trial, the court announced that it would take the case under advisement. As of May 14, 2001, the Court has not yet announced a ruling.

While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect in the financial position or results of operations of the Company.

COMMITMENTS

During November 2000, the Company entered into a one-year contract with Grey Wolf, Inc. for utilization of a 1,500 horsepower drilling rig capable of drilling wells to a depth of approximately 18,000 feet. The contract, which commenced in February 2001, provides for a dayrate of $12,000 per day. The rig is expected to be utilized primarily to drill wells in the Company's focus areas, including the Matagorda Project Area and the Cabeza Creek Project Area. The contract contains a provision which would allow the Company to terminate the contract early by tendering payment equal to one-half the dayrate for the number of days remaining under the term of the contract as of the date of termination. Steven A. Webster, who is the Chairman of the Board of Directors of the Company, is a member of the Board of Directors of Grey Wolf, Inc.

6.       CHANGE IN ACCOUNTING PRINCIPLE:

In June 1998, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for derivative Instruments and Hedging Activities". This statement, as amended by SFAS No. 137 and SFAS No. 138, establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement requires all derivative instruments to be carried on the balance sheet at fair value and is effective for the Company beginning January 1, 2001.

The Company adopted SFAS No. 133 on January 1, 2001. In accordance with the current transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative-effect transition adjustment of $2.0 million (net of related tax expense of $1.1 million) in accumulated other comprehensive income to recognize the fair value of its derivatives designated as cash-flow hedging instruments at the date of adoption.

All of the Company's derivative instruments will be recognized on the balance sheet at their fair value. The Company typically uses fixed rate swaps and no cost collars to hedge its exposure to material changes in the price of natural gas and crude oil.

On the date a derivative contract is entered into, the Company designates its derivative as a hedge of the variability of a cash flow to be received (cash flow hedge). Changes in the fair value of a cash flow hedge are recorded in other comprehensive income to the extent that that the derivative is effective in offsetting changes in the fair value of the hedged item. Any ineffectiveness in the relationship between the cash flow hedge and the hedged item is recognized currently in income. Gains and losses accumulated in other comprehensive income associated with the cash flow hedge are recognized in earnings when the forecasted transaction occurs. All of the Company's derivative instruments at January 1, 2001 were designated as cash-flow hedges.

The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated cash flow hedges to forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged transactions.

When hedged accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continued to be carried on the balance sheet at its fair value and gains and losses that were accumulated in other comprehensive income will be recognized in earnings immediately. In all other situations in which hedge accounting is discontinued, the derivative will be carried at fair value on the balance sheet with future changes in its fair value recognized in then current earnings.

At March 31, 2001, the Company had recorded $36,000 of hedging losses in other comprehensive income, which all of which is expected to be reclassified to earnings within the next twelve months. The amount ultimately reclassified to earnings will vary due to changes in the fair values of the derivatives designated as cash flow hedges prior to their settlement. Total oil and natural gas purchased and sold under swap arrangements during the three months ended March 31, 2000 and 2001 were 39,300 Bbls and 18,000 Bbls, respectively, and 240,000 MMBtu and 993,000 MMBtu, respectively. Pre-tax income and (losses) realized by the Company under such swap arrangements were $32,000 and ($1,013,000) for the three months ended March 31, 2000 and 2001, respectively. At March 31, 2000, the Company had 360,000 MMBtu and 12,200 Bbls of outstanding hedge positions (at an average price of $2.69 per MMBtu and $25.45 per Bbl) for April through June 2000 production. At March 31, 2001, the Company had outstanding hedge positions covering 2,004,000 MMBtu and zero Bbls. The 2,004,000 MMBtu of natural gas hedges had an average floor of $4.73 and an average ceiling of $5.72 for April through December 2001 production.

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors that have affected certain aspects of the Company's financial position and results of operations during the periods included in the accompanying unaudited condensed financial statements. This discussion should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and the unaudited condensed financial statements included elsewhere herein. Unless otherwise indicated by the context, references herein to "Carrizo" or "Company" mean Carrizo Oil & Gas, Inc., a Texas corporation that is the registrant.

GENERAL OVERVIEW

The Company began operations in September 1993 and initially focused on the acquisition of producing properties. As a result of the increasing availability of economic onshore 3-D seismic surveys, the Company began to obtain 3-D seismic data and options to lease substantial acreage in 1995 and began to drill its 3-D based prospects in 1996. The Company drilled 39 gross wells in 2000 and 3 gross wells through the three months ended March 31, 2001. The Company has budgeted to drill 40 gross wells (11.1 net) in 2001; however, the actual number of wells drilled will vary depending upon various factors, including the availability and cost of drilling rigs, land and industry partner issues, Company cash flow, success of drilling programs, weather delays and other factors. If the Company drills the number of wells it has budgeted for 2001, depreciation, depletion and amortization, oil and gas operating expenses and production are expected to increase. The Company has typically retained the majority of its interests in shallow, normally pressured prospects and sold a portion of its interests in deeper, overpressured prospects.

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

In order to reduce its exposure to short-term fluctuations in the price of oil and natural gas, and not for speculation purposes, the Company periodically enters into hedging arrangements. The Company's hedging arrangements apply to only a portion of its production and provide only partial price protection against declines in oil and natural gas prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas or a sudden, unexpected event materially impacts oil or natural gas prices. In addition, the Company's hedging arrangements limit the benefit to the Company of increases in the price of oil and natural gas. Total oil and natural gas purchased and sold under swap arrangements during the three months ended March 31, 2000 and 2001 were 39,300 Bbls and 18,000 Bbls, respectively, and 240,000 MMBtu and 993,000 MMBtu, respectively. Pre-tax income and (losses) realized by the Company under such swap arrangements were $32,000 and ($1,013,000) for the three months ended March 31, 2000 and 2001, respectively. At March 31, 2000, the Company had 360,000 MMBtu and 12,200 Bbls of outstanding hedge positions (at an average price of $2.69 per MMBtu and $25.45 per Bbl) for April through June 2000 production. At March 31, 2001, the Company had outstanding hedge positions covering 2,004,000 MMBtu and zero Bbls. The 2,004,000 MMBtu of natural gas hedges had an average floor of $4.73 and an average ceiling of $5.72 for April through December 2001 production. The Company's hedge prices are based on Houston Ship Channel prices. The Company's Board of Directors sets all of the Company's hedging policy, including volumes, types of instruments and counterparties, on a quarterly basis. These policies are implemented by management through the execution of trades by either the President or Chief Financial Officer after consultation and concurrence by the President, Chief Financial Officer and Chairman of the Board. The master contracts with the authorized counterparties identify the President and Chief Financial Officer as the only Company representatives authorized to execute trades. The Board of Directors also reviews the status and results of hedging activities quarterly. On January 1, 2001, the Company adopted Statement of Financial Standards No. 133. See Note 6 to the Financial Statements.

The Company uses the full-cost method of accounting for its oil and gas properties. Under this method, all acquisition, exploration and development costs, including any general and administrative costs that are directly attributable to the Company's acquisition, exploration and development activities, are capitalized in a "full-cost pool" as incurred. The Company records depletion of its full-cost pool using the unit-of-production method. To the extent that such capitalized costs in the full-cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the present value (using a 10 percent discount rate) of estimated future net after-tax cash flows from proved oil and gas reserves, such excess costs are charged to operations. Primarily as a result of depressed oil and natural gas prices, and the resulting downward reserve quantities revisions, the Company recorded a ceiling test write-down of $20.3 million in 1998. A ceiling test write-down was not required for the three months ended March 31, 2001 and 2000. Once incurred, a write-down of oil and gas properties is not reversible at a later date.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2001,
Compared to the Three Months Ended March 31, 2000

Oil and natural gas revenues for the three months ended March 31, 2001 increased 104 percent to $8,727,000 from $4,280,000 for the same period in 2000. Production volumes for natural gas during the three months ended March 31, 2001 decreased two percent to 1,161,050 from 1,180,616 for the same period in 2000. Average natural gas prices increased 163 percent to $6.66 per Mcf in the first quarter of 2001 from $2.53 per Mcf in the same period in 2000. Production volumes for oil in the first quarter of 2001 decreased 29 percent to 37,460 Bbls from 52,811 Bbls for the same period in 2000. Average oil prices increased nine percent to $26.69 per barrel in the first quarter of 2001 from $24.53 per barrel in the same period in 2000. The decrease in oil production was due to the natural decline in production primarily at the Jones Branch wells and the initial Matagorda Project wells. The decrease in natural gas production was due primarily to the sale of the Metro Project during 2000 and the natural decline in production primarily at the initial Matagorda Project wells offset by the commencement of production at the additional Cedar Point Project wells, the additional N. La Copita Project wells and the West Bay Project well. Oil and natural gas revenues include the impact of hedging activities as discussed above under "General Overview."

The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the three months ended March 31, 2000 and 2001:

                                                                                 2001 Period
                                                                            Compared to 2000 Period
                                                       March 31,           --------------------------
                                               ------------------------     Increase     % Increase
                                                   2000         2001       (Decrease)     (Decrease)
                                               ----------    ----------    ----------    ------------
      Production volumes -
        Oil and condensate (Bbls)                  52,811        37,460       (15,351)   (29%)
        Natural gas (Mcf)                       1,180,616     1,161,050       (19,566)    (2%)
      Average sales prices - (1)
        Oil and condensate (Bbls)              $    24.53    $    26.69    $     2.16      9%
        Natural gas (Mcf)                            2.53          6.66          4.13    163%
      Operating revenues -
        Oil and condensate (Bbls)              $1,295,560    $  999,832    $ (295,728)   (23%)
        Natural gas (Mcf)                       2,984,037     7,727,649     4,743,612    159%
                                               ----------    ----------    ----------
      Total                                    $4,279,597    $8,727,481    $4,447,884    104%
                                               ==========    ==========    ==========

------------------

(1)      Includes impact of hedging activities.

Oil and natural gas operating expenses for the three months ended March 31, 2001 increased 48 percent to $1,300,000 from $878,000 for the same period in 2000 primarily due to higher severance and ad valorem taxes and the addition of new production offset by a reduction in costs on older producing fields. Operating expenses per equivalent unit increased 60 percent to $.94 per Mcfe in the first quarter of 2001 from $.59 per Mcfe in the same period in 2000 primarily as a result of higher severance and ad valorem taxes and decreased production of natural gas as wells naturally decline.

Depreciation, depletion and amortization (DD&A) expense for the three months ended March 31, 2001 decreased three percent to $1,630,000 from $1,669,000 for the same period in 2000. This decrease was due to decreased production offset by increased amortization of deferred loan costs and additional seismic and drilling costs. General and administrative expense for the three months ended March 31, 2001 increased 19 percent to $870,000 from $731,000 for the same period in 2000 primarily as a result of the addition of staff to handle increased drilling and production activities.

Income taxes increased to $1,916,000 for the three months ended March 31, 2001 from $26,000 for the same period in 2000. The Company provided deferred income taxes at 35 percent during the first quarter on 2001 compared to none in the first quarter of 2000 as a result of an adjustment to its valuation reserve on net operating loss carryforwards.

Interest income for the three months ended March 31, 2001 decreased to $121,000 from $164,000 in the first quarter of 2000 primarily as a result of lower cash balances during the first quarter of 2001. Capitalized interest decreased to $802,000 in the first quarter of 2001 from $929,000 in the first quarter of 2000 primarily due to lower interest costs as a result of the term loan repayments during the first quarter of 2001.

Income before income taxes for the three months ended March 31, 2001 increased to $5,380,000 from $1,154,000 in the same period in 2000. Net income for the three months ended March 31, 2001 increased to $3,464,000 from $1,129,000 for the same period in 2000 primarily as a result of the factors described above.

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

While the Company believes that the current cash balances and anticipated 2001 operating cash flow will provide sufficient capital to carry out the Company's 2001 exploration plan, management of the Company continues to seek financing for its capital program from a variety of sources. No assurance can be given that the Company will be able to obtain additional financing on terms that would be acceptable to the Company. The Company's inability to obtain additional financing could have a material adverse effect on the Company. Without raising additional capital, the Company anticipates that it may be required to limit or defer its planned oil and gas exploration and development program, which could adversely affect the recoverability and ultimate value of the Company's oil and gas properties.

The Company's primary sources of liquidity have included proceeds from the 1997 initial public offering, from the December 1999 sale of Subordinated Notes, Common Stock and Warrants, the 1998 sale of shares of Preferred Stock and Warrants, funds generated by operations, equity capital contributions, borrowings (primarily under revolving credit facilities) and the Palace Agreement that provided a portion of the funding for the Company's 1999, 2000 and 2001 drilling program in return for participation in certain wells.

Cash flows provided by operations (after changes in working capital) were $1,968,000 and $6,493,000 for the three months ended March 31, 2000 and 2001, respectively. The increase in cash flows provided by operations in 2001 as compared to 2000 was due primarily to additional revenue as a result of higher oil and natural gas prices during the first quarter of 2001.

The Company has budgeted capital expenditures for the year ended December 31, 2001 of approximately $22.0 million of which $4.4 million is expected to be used to fund 3-D seismic surveys and land acquisitions and $17.6 million of which is expected to be used for drilling activities in the Company's project areas. The Company has budgeted to drill up to approximately 40 gross wells (11.1 net) in 2001. The actual number of wells drilled and capital expended is dependent upon available financing, cash flow, availability and cost of drilling rigs, land and partner issues and other factors.

The Company has continued to reinvest a substantial portion of its cash flows into increasing its 3-D supported drilling prospect portfolio, improving its 3-D seismic interpretation technology and funding its drilling program. Oil and gas capital expenditures were $8.3 million for the three months ended March 31, 2001 which included $1.1 million of capitalized interest and general and administrative costs. The Company's drilling efforts resulted in the successful completion of 24 gross wells (6.6 net) during the year ended December 31, 2000 and 3 gross wells (1.1 net) during the three months ended March 31, 2001.

FINANCING ARRANGEMENTS

In connection with Carrizo's initial public offering in 1997, Carrizo entered into an amended revolving credit facility with Compass Bank (the "Company Credit Facility"), to provide for a maximum loan amount of $25 million, subject to borrowing base limitations. The principal outstanding is due and payable in April 2003, with interest due monthly. The Company Credit Facility was amended in March 1999 to provide for a maximum loan amount under such facility of $10 million. The interest rate on all revolving credit loans is calculated, at the Company's option, at a floating rate based on the Compass index rate or LIBOR plus 2 percent. The Company's obligations are secured by substantially all of its oil and gas properties and cash or cash equivalents included in the borrowing base. Certain members of the Board of Directors had provided collateral, primarily in the form of marketable securities, to secure the revolving credit loans. This collateral was released during April 2001.

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

Certain members of the Board of Directors have guaranteed the term loan. As currently amended pursuant to an amendment dated December 1999, interest on the term loan is payable monthly, bearing interest at the Index Rate. Unless preceded by the Term Loan Maturity Date (as defined below), principal payments on the term loan are not due until June 1, 2000, whereupon the term loan is repayable in consecutive monthly installments in the amount $290,000 each, beginning July 1, 2000 through December 1, 2000, and thereafter in the amount of $440,000, beginning January 1, 2001 until the Term Loan Maturity Date, when the entire principal balance, plus interest, is payable. Term Loan Maturity Date means the earlier of: (1) the date of closing of the issuance of additional equity of the Company, if the net proceeds of such issuance are sufficient to repay in full the term loan; (2) the date of closing of the issuance of convertible subordinated debt of the Company, if the proceeds of such issuance are sufficient to repay in full the term loan; (3) the date of repayment of the revolving credit loans and the termination of the revolving commitment; and (4) December 1, 2001. As of March 31, 2001 and December 31, 2000, the outstanding principal balance under the Term Loan was $3,940,000 and $5,260,000, respectively.

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

Proceeds of the revolving credit loans have been used to provide funding for exploration and development activity. At December 31, 2000 and March 31, 2001, outstanding revolving credit loans totaled $5,426,000, with an additional $2,676,884 and $5,547,967, respectively, available for future borrowings. The Company Credit Facility also provides for the issuance of letters of credit, one of which has been issued for $224,000 at December 31, 2000 and March 31, 2001. The Borrowing Base facility was amended in November 2000 to provide up to $2 million of Guidance Line letters of credit (the "Guidance Line letters of credit") relating exclusively to the Company's outstanding hedge positions. At December 31, 2000 and March 31, 2001, the Company had one and none Guidance Line letter of credit outstanding amounting to $180,000 and zero, respectively.

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

In December 1999, the Company consummated the sale of $22 million principal amount of 9 percent Senior Subordinated Notes due 2007 (the "Subordinated Notes") to an investor group led by CB Capital Investors, L.P. which included certain members of the Board of Directors. The Subordinated Notes were sold at a discount of $688,761 which is being amortized over the life of the notes. Interest is payable quarterly beginning March 31, 2000. The Company may elect, for a period of five years, to increase the amount of the Subordinated Notes for up to 60 percent of the interest which would otherwise be payable in cash. The Subordinated Notes were increased by $1,227,325 and $1,541,480 for such interest as of December 31, 2000 and March 31, 2001, respectively. Concurrent with the sale of the notes, the Company consummated the sale of 3,636,364 shares of Common Stock at a price of $2.20 per share and Warrants to purchase up to 2,760,189 shares of the Company's Common Stock at an exercise price of $2.20 per share. For accounting purposes, the Warrants are valued at $0.25 per Warrant. The sale was made to an investor group led by CB Capital Investors, L.P. which included certain members of the Board of Directors. The Warrants have an exercise price of $2.20 per share and expire in December 2007.

The Company is subject to certain covenants under the terms under the related Securities Purchase Agreement, including but not limited to, (a) maintenance of a specified Tangible Net Worth, (b) maintenance of a ratio of EBITDA (earnings before interest, taxes depreciation and amortization) to quarterly Debt Service (as defined in the agreement) of not less than 1.00 to 1.00, and (c) limit its capital expenditures to a specified amount for the year ended December 31, 2000, and thereafter to an amount equal to the Company's EBITDA for the immediately prior fiscal year (unless approved by the Company's Board of Directors and a JP Morgan Partners director), as well as limits on the Company's ability to (i) incur indebtedness, (ii) incur or allow liens, (iii) engage in mergers, consolidation, sales of assets and acquisitions, (iv) declare dividends and effect certain distributions (including restrictions on distributions upon the Common Stock), (v) engage in transactions with affiliates (vi) make certain repayments and prepayments, including any prepayment of the Company's Term Loan, any subordinated debt, indebtedness that is guaranteed or credit-enhanced by any affiliate of the Company, and prepayments that effect certain permanent reductions in revolving credit facilities.

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

In December 1999, the Company consummated the repurchase from certain Enron Corporation affiliates of all the outstanding shares of Preferred Stock and 750,000 Warrants for $12 million. At the same time, the Company reduced the exercise price of the remaining 250,000 Warrants from $11.50 per share to $4.00 per share.

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

         The Company had also alleged that BNP Petroleum Corporation, Seiskin Interests, LTD and Pagenergy Company, LLC breached a contract with the plaintiffs by obtaining oil and gas leases within an area restricted by that contract. This breach of contract allegation is the subject of an additional lawsuit by plaintiffs in the 165th District Court in Harris County, Texas. The defendants took the position that the claim must be tried in the Duval County case. The Duval County court, without issuing a formal ruling, took the position that this claim should be included in the Duval County case. The Company was seeking damages as a result of defendants' actions as well as costs and attorneys' fees.

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

         The case proceeded to trial on the counterclaims on December 11, 2000. BNP presented evidence that its damages were in the amounts of $19.6 million for the alleged lost sale of the properties, $35 million for loss of the lease development opportunity, and $308 million for loss of the opportunity related to participation in the 3-D seismic project. During the course of the trial, the co-plaintiff presented its motion for summary judgment on the counterclaims based on the doctrine of absolute judicial proceeding privilege. The court partially granted the co-plaintiff's motion for summary judgment as it related to the filing of a lis pendens, but denied it with regard to the other allegations of BNP. The court also granted to co-plaintiff's plea in abatement relating to the breach of contract allegation, ruling that the District Court in Harris County has dominant jurisdiction of that issue. Upon completion of the trial, the court announced that it would take the case under advisement. As of May 14, 2001, the Court has not yet announced a ruling.

Item 2 - Changes in Securities and Use of Proceeds

         None

Item 3 - Defaults Upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         None

Item 5 - Other Information

                  FORWARD LOOKING STATEMENTS

         The statements contained in all parts of this document, including, but not limited to, those relating to the Company's schedule, targets, estimates or results of future drilling, budgeted wells, increases in wells, budgeted and other future capital expenditures, use of offering proceeds, effects of litigation, expected production or reserves, increases in reserves, acreage working capital requirements, hedging activities, the ability of expected sources of liquidity to implement its business strategy, matters relating to the Palace Agreement, including cost of wells and any effect of that agreement, and any other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe" and similar expression are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, the Company's dependence on its key personnel, factors that affect the Company's ability to manage its growth and achieve its business strategy, risks relating to, limited operating history, technological changes, significant capital requirements of the Company, the potential impact of government regulations, litigation, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks, availability of equipment, weather and other factors detailed in the Company's Annual Report on Form 10-K and other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

Item 6 - Exhibits and Reports on Form 8-K

         Exhibits

          Exhibit
          Number                               Description
          ------                               -----------
          +2.1  --         Combination Agreement by and among the Company,
                           Carrizo Production, Inc., Encinitas Partners Ltd., La
                           Rosa Partners Ltd., Carrizo Partners Ltd., Paul B.
                           Loyd, Jr., Steven A. Webster, S.P. Johnson IV,
                           Douglas A.P. Hamilton and Frank A. Wojtek dated as of
                           September 6, 1997 (incorporated herein by reference
                           to Exhibit 2.1 to the Company's Registration
                           Statement on Form S-1 (Registration No. 333-29187)).

          +3.1  --         Amended and Restated Articles of Incorporation of the
                           Company (incorporated herein by reference to Exhibit
                           3.1 -- to the Company's Annual Report on Form 10-K
                           for the year ended December 31, 1997).

          +3.2  --         Amended and Restated Bylaws of the Company, as
                           amended by Amendment No. 1 (incorporated herein by
                           reference to Exhibit 3.2 to the Company's
                           Registration Statement on Form 8-A (Registration No.
                           000-22915) and Amendment No. 2 (incorporated herein
                           by reference to Exhibit 3.2 to the Company's Current
                           Report on Form 8-K dated December 15, 1999).

           4.1  --         Eleventh Amendment to First Amended, Restated and
                           Combined Loan Agreement by and between Carrizo Oil &
                           Gas, Inc. and Compass Bank dated April 4, 2001.

+        Incorporated herein by reference as indicated.

         Reports on Form 8-K

              None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Carrizo Oil & Gas, Inc.
                                    (Registrant)



Date:  May 15, 2001                 By:  /s/ S. P. Johnson, IV
                                    --------------------------------------------
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date:  May 15, 2001                 By:  /s/ Frank A. Wojtek
                                    --------------------------------------------
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS

          Exhibit
          Number                           Description
          ------                           -----------
          +2.1  --         Combination Agreement by and among the Company,
                           Carrizo Production, Inc., Encinitas Partners Ltd., La
                           Rosa Partners Ltd., Carrizo Partners Ltd., Paul B.
                           Loyd, Jr., Steven A. Webster, S.P. Johnson IV,
                           Douglas A.P. Hamilton and Frank A. Wojtek dated as of
                           September 6, 1997 (incorporated herein by reference
                           to Exhibit 2.1 to the Company's Registration
                           Statement on Form S-1 (Registration No. 333-29187)).

          +3.1  --         Amended and Restated Articles of Incorporation of the
                           Company (incorporated herein by reference to Exhibit
                           3.1 -- to the Company's Annual Report on Form 10-K
                           for the year ended December 31, 1997).

          +3.2  --         Amended and Restated Bylaws of the Company, as
                           amended by Amendment No. 1 (incorporated herein by
                           reference to Exhibit 3.2 to the Company's
                           Registration Statement on Form 8-A (Registration No.
                           000-22915) and Amendment No. 2 (incorporated herein
                           by reference to Exhibit 3.2 to the Company's Current
                           Report on Form 8-K dated December 15, 1999).

           4.1  --         Eleventh Amendment to First Amended, Restated and
                           Combined Loan Agreement by and between Carrizo Oil &
                           Gas, Inc. and Compass Bank dated April 4, 2001.

+        Incorporated herein by reference as indicated.