Form 10-Q
period 2001-06-30
CARRIZO OIL & GAS INC
filed 2001-08-14
CIK 1040593

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended JUNE 30, 2001



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




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ]


The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of August 8, 2001, the latest practicable date, was 14,058,727.

                             CARRIZO OIL & GAS, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                              PAGE
        Item 1.       Condensed Consolidated Balance Sheets
                      -  As of December 31, 2000 and June 30, 2001                                            2

                      Condensed Consolidated Statements of Operations
                      -  For the three-month and six-month periods ended
                         June 30, 2000 and 2001                                                               3

                      Condensed Consolidated Statements of Cash Flows
                      -  For the six-month periods ended June 30, 2000
                         and 2001                                                                             4

                      Notes to Condensed Consolidated Financial Statements                                    5

        Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                    11


PART II.  OTHER INFORMATION

        Items 1-6.                                                                                           18

SIGNATURES                                                                                                   21

                             CARRIZO OIL & GAS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS


                                                                                             December 31,        June 30,
                                      ASSETS                                                     2000              2001
                                                                                           ----------------   --------------
CURRENT ASSETS:                                                                                                 (Unaudited)
  Cash and cash equivalents                                                                   $ 8,217,427       $  6,218,069
  Accounts receivable, net of allowance for doubtful accounts of
     $480,000 at December 31, 2000 and June 30, 2001, respectively                              7,392,621          7,855,111
  Advances to operators                                                                         1,756,396          1,636,773
  Risk management assets                                                                               --          1,121,769
  Deposits                                                                                        629,460            365,860
  Other current assets                                                                            401,181            660,546
                                                                                              -----------       ------------
        Total current assets                                                                   18,397,085         17,858,128

PROPERTY AND EQUIPMENT, net (full-cost method of
  accounting for oil and gas properties)                                                       72,128,589         92,560,574

INVESTMENT IN MICHAEL PETROLEUM CORPORATION (Note 3)                                            1,544,180          1,544,180
OTHER ASSETS                                                                                      930,059            803,515
                                                                                              -----------       ------------
                                                                                              $92,999,913       $112,766,397
                                                                                              ===========       ============

                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade                                                                     $ 3,353,570       $  8,586,078
  Accrued liabilities                                                                           1,775,830          1,306,112
  Advances for joint operations                                                                   376,190            549,817
  Current maturities of long-term debt                                                          6,458,310          4,759,550
                                                                                              -----------       ------------
          Total current liabilities                                                            11,963,900         15,201,557

LONG-TERM DEBT                                                                                 28,097,490         34,772,691
DEFERRED INCOME TAXES                                                                                  --          2,956,020
COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY:
  Warrants (3,010,189 outstanding at December 31, 2000 and June 30, 2001,
     respectively)                                                                                765,047            765,047
  Common stock, par value $.01 (40,000,000 shares authorized with 14,055,061 and
     14,058,727 issued and outstanding at December 31, 2000 and June 30, 2001,
     respectively)                                                                                140,551            140,587
  Additional paid in capital                                                                   62,708,100         62,720,362
  Accumulated deficit                                                                         (10,675,175)        (4,911,636)
  Other comprehensive income or (loss)                                                                 --          1,121,769
                                                                                              -----------       ------------
                                                                                               52,938,523         59,836,129
                                                                                              -----------       ------------
                                                                                              $92,999,913       $112,766,397
                                                                                              ===========       ============

       The accompanying notes are an integral part of these consolidated financial statements.

                             CARRIZO OIL & GAS, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                  For the Three                     For the Six
                                                                   Months Ended                     Months Ended
                                                                     June 30,                         June 30,
                                                            --------------------------       ---------------------------
                                                               2000            2001             2000            2001
                                                            ----------      ----------       ----------      -----------
OIL AND NATURAL GAS REVENUES                                $5,826,737      $7,092,202       $10,106,334     $15,819,683

COSTS AND EXPENSES:
   Oil and natural gas operating expenses                      983,521       1,131,561         1,861,188       2,431,132
   Depreciation, depletion and amortization                  1,740,600       1,685,582         3,409,406       3,315,326
   General and administrative                                  724,157         872,663         1,455,283       1,743,145
   Stock option compensation (benefit)                              --        (114,026)               --       (445,681)
                                                            ----------      ----------       -----------     -----------
Total costs and expenses                                     3,448,278       3,575,780         6,725,877       7,043,922
                                                            ----------      ----------       -----------     -----------
OPERATING INCOME                                             2,378,459       3,516,422         3,380,457       8,775,761

OTHER INCOME AND EXPENSES:
   Interest income                                             110,929          72,526           274,700         193,027
   Interest expense                                           (822,758)       (676,080)       (1,704,115)     (1,425,861)
   Interest expense, related parties                           (50,294)        (53,066)         (109,774)       (105,425)
   Capitalized interest                                        872,692         729,146         1,801,775       1,531,286
                                                            ----------      ----------       -----------     -----------
INCOME BEFORE INCOME TAXES                                   2,489,028       3,588,948         3,643,043       8,968,788

INCOME TAXES (Note 5)                                           25,567       1,289,218            51,067       3,205,249
                                                            ----------      ----------       -----------     -----------
NET INCOME                                                  $2,463,461      $2,299,730       $ 3,591,976     $ 5,763,539
                                                            ==========      ==========       ===========     ===========
BASIC EARNINGS PER COMMON SHARE (Note 2)                    $     0.18      $     0.16       $      0.26     $      0.41
                                                            ==========      ==========       ===========     ===========
DILUTED EARNINGS PER COMMON SHARE (Note 2)                  $     0.15      $     0.14       $      0.23     $      0.35
                                                            ==========      ==========       ===========     ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                             CARRIZO OIL & GAS, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                            For the Six
                                                                                            Months Ended
                                                                                              June 30,
                                                                                    ----------------------------
                                                                                        2000            2001
                                                                                    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                        $ 3,591,976    $  5,763,539
   Adjustment to reconcile net income (loss) to net
     cash provided by operating activities-
     Depreciation, depletion and amortization                                          3,409,406       3,315,326
     Discount accretion                                                                   15,444          42,650
     Stock option compensation (benefit)                                                      --        (445,681)
     Deferred income taxes                                                                    --       3,139,076
   Changes in assets and liabilities-
     Accounts receivable                                                                (192,444)       (462,490)
     Other assets                                                                       (544,429)       (211,277)
     Accounts payable, trade                                                             139,363          27,405
     Other current liabilities                                                           (60,841)        (24,037)
                                                                                     -----------     -----------
       Net cash provided by operating activities                                       6,358,475      11,144,511
                                                                                     -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, accrual basis                                                (7,419,966)    (23,588,311)
   Proceeds from sale of Metro Project                                                 5,075,127              --
   Adjustment to cash basis                                                             (450,279)     13,337,654
   Advances to operators                                                                (886,666)        119,623
   Advances for joint operations                                                        (788,569)        173,627
                                                                                     -----------     -----------
       Net cash used in investing activities                                          (4,470,353)     (9,957,407)
                                                                                     -----------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from the sale of common stock                                                 --          12,298
   Debt repayments                                                                    (1,602,713)     (3,198,760)
                                                                                     -----------     -----------
       Net cash used in financing activities                                          (1,602,713)     (3,186,462)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                     285,409      (1,999,358)

CASH AND CASH EQUIVALENTS, beginning of period                                        11,345,618       8,217,427
                                                                                     -----------     -----------
CASH AND CASH EQUIVALENTS, end of period                                             $11,631,027     $ 6,218,069
                                                                                     ===========     ===========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest (net of amounts capitalized)                               $    12,114     $        --
                                                                                     ===========     ===========


        The accompanying notes are an integral part of these consolidated financial statements.

                             CARRIZO OIL & GAS, INC.

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)



1.       ACCOUNTING POLICIES:

The condensed consolidated financial statements included herein have been prepared by Carrizo Oil & Gas, Inc. (the Company), and are unaudited, except for the balance sheet at December 31, 2000, which has been prepared from the audited financial statements at that date. The financial statements reflect the accounts of the Company and its subsidiary after elimination of all significant intercompany transactions and balances. The financial statements reflect necessary adjustments, all of which were of a recurring nature, and are in the opinion of management necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission
(SEC). The Company believes that the disclosures presented are adequate to allow the information presented not to be misleading. The condensed financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2.       EARNINGS PER COMMON SHARE:

Supplemental earnings per share information is provided below:

                                                                            For the Three Months Ended June 30,
                                                        ----------------------------------------------------------------------------
                                                                  Income                       Shares             Per-Share Amount
                                                        -------------------------   -------------------------  ---------------------
                                                            2000         2001           2000         2001          2000      2001
                                                        ------------ ------------   ------------ ------------  ---------- ----------
Basic Earnings per Share
   Net income                                           $ 2,463,461   $ 2,299,730    14,011,364    14,058,251     $ 0.18    $ 0.16
                                                                                                                  ======    ======
Stock Options and Warrants                                       --            --     2,077,334     2,331,104
                                                        -----------   -----------    ----------    ----------
Diluted Earnings per Share
   Net income available to common
     shareholders plus assumed conversions              $ 2,463,461   $ 2,299,730    16,088,698    16,389,355     $ 0.15    $ 0.14
                                                        ===========   ===========    ==========    ==========     ======    ======

                                                                                For the Six Months Ended June 30,
                                                        ----------------------------------------------------------------------------
                                                                  Income                    Shares                Per-Share Amount
                                                        ------------------------- ---------------------------  ---------------------
                                                            2000        2001           2000          2001         2000       2001
                                                        ------------ ------------ -------------- ------------  ---------- ----------
Basic Earnings per Share
   Net income                                           $ 3,591,976   $ 5,763,539    14,011,364    14,058,090     $ 0.26    $ 0.41
                                                                                                                  ======    ======
Stock Options and Warrants                                       --            --     1,663,082     2,609,825
                                                        -----------   -----------    ----------    ----------
Diluted Earnings per Share
   Net income available to common
     shareholders plus assumed conversions              $ 3,591,976   $ 5,763,539    15,674,446    16,667,915     $ 0.23    $ 0.35
                                                        ===========   ===========    ==========    ==========     ======    ======


Net income per common share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. The Company had outstanding zero and 161,500 stock options during the three months ended June 30, 2000 and 2001, respectively, which were antidilutive and were not included in the calculation because the exercise price of these instruments exceeded the underlying market value of the options and warrants. The Company also had outstanding zero and 79,500 stock options during the six months ended June 30, 2000 and 2001, respectively, which were antidilutive and were not included in the calculation.

3.       INVESTMENT IN MICHAEL PETROLEUM CORPORATION

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

During the third quarter of 2001, the Company agreed to sell its interest in MPC pursuant to an agreement between MPC and its shareholders for the sale of a majority interest in MPC to Calpine Natural Gas Company. The Company expects to receive total cash proceeds of between $5.5 and $5.7 million, of which approximately $5.5 million is expected to be paid to the Company during the third quarter of 2001, resulting in a book gain of approximately $3.9 million being reflected in the third quarter 2001 financial results.

4.       LONG-TERM DEBT:

At December 31, 2000 and June 30, 2001, long-term debt consisted of the following:

                                                                  DECEMBER 31,      JUNE 30,
                                                                      2000            2001
                                                                  ------------    -------------
               Credit facility:
                Borrowing base facility                           $ 5,426,000      $ 5,426,000
                Term loan facility                                  5,260,000        2,620,000
               Senior subordinated notes                           20,462,797       21,012,022
               Senior subordinated notes, related parties           2,208,693        2,334,669
               Vendor note payable                                  1,198,310          639,550
               Nonrecourse note payable to
                Rocky Mountain Gas, Inc.                                   --        7,500,000
                                                                  -----------      -----------
                                                                   34,555,800       39,532,241
Less:  current maturities                                          (6,458,310)      (4,759,550)
                                                                  -----------      -----------
                                                                  $28,097,490      $34,772,691
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

Under the Borrowing Base Facility, Compass, in its sole discretion, will make semiannual borrowing base determinations based upon the proved oil and natural gas properties of the Company. Compass may also redetermine the borrowing base and the monthly borrowing base reduction at any time at its discretion. The latest borrowing base determination was done effective March 1, 2001 and the next review is scheduled for September 1, 2001. The Company may also request borrowing base redeterminations in addition to the required semiannual reviews at the Company's cost.

At December 31, 2000 and June 30, 2001, amounts outstanding under the Borrowing Base Facility totaled $5,426,000, with an additional $2,676,884 and $850,000 respectively, available for future borrowings. The Borrowing Base totaled $8,326,884 and $6,500,000 at December 31, 2000 and June 30, 2001, respectively.
The Borrowing Base Facility was also available for letters of credit, one of which has been issued for $224,000 at December 31, 2000 and June 30, 2001. The Borrowing Base facility was amended in November 2000 to provide up to $2 million of Guidance Line letters of credit (the "Guidance Line letters of credit") relating exclusively to the Company's outstanding hedge positions. At December 31, 2000 and June 30, 2001, the Company had one and zero Guidance Line letters of credit outstanding amounting to $180,000 and zero, respectively.

The Term Loan was initially due and payable upon maturity in September 1999. In March 1999, the maturity date of the Term Loan was amended to provide for twelve monthly installments of $750,000 beginning January 1, 2000. The repayment terms were also amended to provide for $1.74 million of principal due ratably over the last six months of 2000, $2.64 million of principal due ratably over the first six months of 2001, and the balance due in July 2001. During 2001, the repayment schedule was amended to provide for $4.84 million of principal due ratably over the first eleven months of 2001, and the balance due December 2001. Certain members of the Board of Directors have guaranteed the Term Loan. At December 31, 2000 and June 30, 2001, $5,260,000 and $2,620,000 respectively, was outstanding under the Term Loan.

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

On June 29, 2001, CCBM, Inc., a wholly-owned subsidiary of the Company ("CCBM"), issued a non-recourse promissory note payable in the amount of $7,500,000 to Rocky Mountain Gas, Inc. ("RMG") as consideration for certain interest in oil and gas leases held by RMG in Wyoming and Montana. The RMG note is payable in 41 monthly principal payments of $125,000 plus interest at eight percent per annum commencing July 31, 2001 with the balance due December 31, 2004. The RMG note is secured solely by CCBM's interests in the oil and gas leases in Wyoming and Montana.

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

In December 1999, the Company consummated the sale of $22 million principal amount of 9 percent Senior Subordinated Notes due 2007 (the "Subordinated Notes") to an investor group led by CB Capital Investors, L.P. (now known as J.P. Morgan Partners, LLC) which included certain members of the Board of Directors. The Company also sold Common Stock and Warrants to this investor group. The Subordinated Notes were sold at a discount of $688,761, which is being amortized over the life of the notes. Quarterly interest payments began on March 31, 2000. The Company may elect, for a period of up to five years to increase the amount of the Subordinated Notes for 60 percent of the interest which would otherwise be payable in cash. As of December 31, 2000 and June 30, 2001, the outstanding balance of the Subordinated Notes had been increased by $1,227,325 and $1,859,876, respectively, for such interest.

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

During 1999, Carrizo restructured certain current accounts payable into vendor notes, extending the payment dates through 2001. One note was outstanding in the amount of $1,198,310 and $639,550 at December 31, 2000 and June 30, 2001,
respectively, which bears interest at the prime rate.

5.       INCOME TAXES:

The Company provided deferred income taxes at the rate of 35 percent, which also approximates its statutory rate, that amounted to $1,256,132 and $3,139,076 for the three and six months ended June 30, 2001, respectively. In the first and second quarters of 2000, the Company decreased the valuation allowance associated with $3,644,105 of its net operating loss carryforwards as management had determined that it was more likely than not that such carryforwards would be utilized based upon the Company's estimate of future taxable income at that date. As a result of this determination, the Company realized a deferred tax benefit in the amount of $835,835 and $1,259,998 for the three and six months ended June 30, 2000, respectively.

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

The case proceeded to trial on the counterclaims on December 11, 2000 in the Duval County court. BNP presented evidence that its damages were in the amounts of $19.6 million for the alleged lost sale of the properties, $35 million for loss of the lease development opportunity, and $308 million for loss of the opportunity related to participation in the 3-D seismic project. During the course of the trial, the co-plaintiff presented its motion for summary judgment on the counterclaims based on the doctrine of absolute judicial proceeding privilege. The court partially granted the co-plaintiff's motion for summary judgment as it related to the filing of a lis pendens, but denied it with regard to the other allegations of BNP. The court also granted the co-plaintiff's plea in abatement relating to the breach of contract allegation, ruling that the District Court in Harris County has dominant jurisdiction of that issue. Upon completion of the trial, the court announced that it would take the case under advisement. As of August 10, 2001, the Court has not yet announced a ruling.

While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect in the financial position or results of operations of the Company.

In July 2001, the Company was notified of a potential title problem related to our lease on certain properties in Starr County, Texas known as the North La Copita prospect. The prospect includes four Neblett wells, three of which have been completed and one of which is waiting on completion. At this time, the ultimate outcome of the potential title problem and the impact of such outcome on the Company is uncertain. A complete loss of the lease in question would result in the loss to the Company of approximately .6 Bcfe of reported proved reserves as of December 31, 2000 or .9 Bcfe of estimated proved reserves as of June 31, 2001. On August 10, 2001, the North La Copita wells were shut in, pending further resolution of this matter. At the time of the shut in, the Neblett #1 well was producing at the rate of approximately 45 Mcfe per day, the Neblett #2 well was producing at the rate of approximately 90 Mcfe per day, and the Neblett #3 well was producing at the rate of approximately 895 Mcfe per day, all net to the Company's interest. The Company believes that an unfavorable outcome in this matter would not have a material impact on our financial condition.

COMMITMENTS

During November 2000, the Company entered into a one-year contract with Grey Wolf, Inc. for utilization of a 1,500 horsepower drilling rig capable of drilling wells to a depth of approximately 18,000 feet. The contract, which commenced in February 2001, provides for a dayrate of $12,000 per day. The rig is being utilized primarily to drill wells in the Company's focus areas, including the Matagorda Project Area and the Cabeza Creek Project Area. The contract contains a provision which would allow the Company to terminate the contract early by tendering payment equal to one-half the dayrate for the number of days remaining under the term of the contract as of the date of termination. Steven A. Webster, who is the Chairman of the Board of Directors of the Company, is a member of the Board of Directors of Grey Wolf, Inc.

The Company, through CCBM (a wholly-owned subsidiary) acquired interests in certain oil and gas leases in Wyoming and Montana in areas prospective for coalbed methane. CCBM plans to spend up to $5 million for drilling costs on these leases over the next 18 months, 50 percent of which would be spent pursuant to an obligation to fund $2.5 million of drilling costs on behalf of RMG, from whom the interests in the leases were acquired.

7.       CHANGE IN ACCOUNTING PRINCIPLE:

In June 1998, The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities". This statement, as amended by SFAS No. 137 and SFAS No. 138, established standards of accounting for and disclosures of derivative instruments and hedging activities. This statement required all derivative instruments to be carried on the balance sheet at fair value and was effective for the Company beginning January 1, 2001.

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

Upon entering into a derivative contract, the Company designates its derivative as a hedge of the variability of a cash flow to be received (cash flow hedge). Changes in the fair value of a cash flow hedge are recorded in other comprehensive income to the extent that the derivative is effective in offsetting changes in the fair value of the hedged item. Any ineffectiveness in the relationship between the cash flow hedge and the hedged item is recognized currently in income. Gains and losses accumulated in other comprehensive income associated with the cash flow hedge are recognized in earnings when the forecasted transaction occurs. All of the Company's derivative instruments at January 1, 2001 were designated as cash-flow hedges.

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

At June 30, 2001, the Company had recorded $1.1 million of hedging gains in other comprehensive income, all of which is expected to be reclassified to earnings within the next twelve months. The amount ultimately reclassified to earnings will vary due to changes in the fair values of the derivatives designated as cash flow hedges prior to their settlement. Total oil and natural gas purchased and sold under hedging arrangements during the three months ended June 30, 2000 and 2001 were 12,200 Bbls and zero Bbls, respectively, and 390,000 MMBtu and 726,000 MMBtu, respectively. Income and (losses) realized by the Company under such hedging arrangements were $(97,000) and $331,000 for the three months ended June 30, 2000 and 2001, respectively. Total oil and natural gas purchased and sold under hedging arrangements during the six months ended June 30, 2000 and 2001 were 51,500 Bbls and 18,000 Bbls, respectively, and 630,000 MMBtu and 1,719,000 MMBtu, respectively. Income and (losses) realized by the Company under such hedging arrangements were $341,000 and ($681,000) for the six months ended June 30, 2000 and 2001, respectively. At June 30, 2000, the Company had 600,000 MMBtu and 18,000 Bbls of outstanding hedge positions (at an average price of $3.61 per MMBtu and $26.45 per Bbl) for July through December 2000 production. At June 30, 2001, the Company had outstanding hedge positions covering 1,731,000 MMBtu of natural gas and zero Bbls of oil. The 1,731,000 MMBtu of natural gas hedges had an average floor of $4.60 per MMBtu and an average ceiling of $5.56 per MMBtu for July 2001 through March 2002 production.

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

GENERAL OVERVIEW

The Company began operations in September 1993 and initially focused on the acquisition of producing properties. As a result of the increasing availability of economic onshore 3-D seismic surveys, the Company began to obtain 3-D seismic data and options to lease substantial acreage in 1995 and began to drill its 3-D based prospects in 1996. The Company drilled 39 gross wells in 2000 and eight gross wells through the six months ended June 30, 2001. The Company has budgeted to drill 40 gross wells (15.6 net) in 2001; however, the actual number of wells drilled will vary depending upon various factors, including the availability and cost of drilling rigs, land and industry partner issues, Company cash flow, success of drilling programs, weather delays and other factors. If the Company drills the number of wells it has budgeted for 2001, depreciation, depletion and amortization, oil and gas operating expenses and production are expected to increase. The Company has typically retained the majority of its interests in shallow, normally pressured prospects and sold a portion of its interests in deeper, overpressured prospects.

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

During the second quarter of 2001, the Company formed CCBM as a wholly-owned subsidiary. CCBM was formed to acquire interests in certain oil and gas leases in Wyoming and Montana in areas prospective for coalbed methane and develop such interests. CCBM plans to spend up to $5 million for drilling costs on these leases over the next 18 months, 50 percent of which would be spent pursuant to an obligation to fund $2.5 million of drilling costs on behalf of RMG, from whom the interests in the leases were acquired.

In order to reduce its exposure to short-term fluctuations in the price of oil and natural gas, and not for speculation purposes, the Company periodically enters into hedging arrangements. The Company's hedging arrangements apply to only a portion of its production and provide only partial price protection against declines in oil and natural gas prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas or a sudden, unexpected event materially impacts oil or natural gas prices. In addition, the Company's hedging arrangements limit the benefit to the Company of increases in the price of oil and natural gas. At June 30, 2001, the Company had recorded $1.1 million of hedging gains in other comprehensive income, which all of which is expected to be reclassified to earnings within the next twelve months. The amount ultimately reclassified to earnings will vary due to changes in the fair values of the derivatives designated as cash flow hedges prior to their settlement. Total oil and natural gas purchased and sold under hedge arrangements during the three months ended June 30, 2000 and 2001 were 12,200 Bbls and zero Bbls, respectively, and 390,000 MMBtu and 726,000 MMBtu, respectively. Income and (losses) realized by the Company under such hedge arrangements were $(97,000) and $331,000 for the three months ended June 30, 2000 and 2001, respectively. Total oil and natural gas purchased and sold under hedge arrangements during the six months ended June 30, 2000 and 2001 were 51,500 Bbls and 18,000 Bbls, respectively, and 630,000 MMBtu and 1,719,000 MMBtu, respectively. Income and (losses) realized by the Company under such hedge arrangements were $341,000 and ($681,000) for the six months ended June 30, 2000 and 2001, respectively. At June 30, 2000, the Company had 600,000 MMBtu and 18,000 Bbls of outstanding hedge positions (at an average price of $3.61 per MMBtu and $26.45 per Bbl) for July through December 2000 production. At June 30, 2001, the Company had outstanding hedge positions covering 1,731,000 MMBtu of natural gas and zero Bbls of oil. The 1,731,000 MMBtu of natural gas hedges had an average floor of $4.60 per MMBtu and an average ceiling of $5.56 per MMBtu for July 2001 through March 2002 production. The Company's hedge prices are based on Houston Ship Channel prices. The Company's Board of Directors sets all of the Company's hedging policy, including volumes, types of instruments and counterparties, on a quarterly basis. These policies are implemented by management through the execution of trades by either the President or Chief Financial Officer after consultation and concurrence by the President, Chief Financial Officer and Chairman of the Board. The master contracts with the authorized counterparties identify the President and Chief Financial Officer as the only Company representatives authorized to execute trades. The Board of Directors also reviews the status and results of hedging activities quarterly. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133. See Note 7 to the Financial Statements.

The Company uses the full-cost method of accounting for its oil and gas properties. Under this method, all acquisition, exploration and development costs, including any general and administrative costs that are directly attributable to the Company's acquisition, exploration and development activities, are capitalized in a "full-cost pool" as incurred. The Company records depletion of its full-cost pool using the unit-of-production method. To the extent that such capitalized costs in the full-cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the present value (using a 10 percent discount rate) of estimated future net after-tax cash flows from proved oil and gas reserves, such excess costs are charged to operations. Primarily as a result of depressed oil and natural gas prices, and the resulting downward reserve quantities revisions, the Company recorded a ceiling test write-down of $20.3 million in 1998. A ceiling test write-down was not required for the six months ended June 30, 2001 and 2000. Once incurred, a write-down of oil and gas properties is not reversible at a later date.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2001,
Compared to the Three Months Ended June 30, 2000

Oil and natural gas revenues for the three months ended June 30, 2001 increased 22 percent to $7,092,000 from $5,827,000 for the same period in 2000. Production volumes for natural gas during the three months ended June 30, 2001 decreased 18 percent to 1,151,221 Mcf from 1,396,688 Mcf for the same period in 2000. Average natural gas prices increased 59 percent to $5.02 per Mcf in the second quarter of 2001 from $3.15 per Mcf in the same period in 2000. Production volumes for oil in the second quarter of 2001 decreased two percent to 50,514 Bbls from 51,430 Bbls for the same period in 2000. Average oil prices decreased six percent to $25.97 per barrel in the second quarter of 2001 from $27.72 per barrel in the same period in 2000. The decrease in oil production was due to the natural decline in production primarily at the Jones Branch wells and the initial Matagorda Project wells offset by the commencement of production at the Pitchfork Ranch well. The decrease in natural gas production was due primarily to the sale of the Metro Project during 2000 and the natural decline in production primarily at the initial Matagorda Project wells offset by the commencement of production at the additional Cedar Point Project wells, the additional N. La Copita Project wells, the West Bay Project well and the Pitchfork Ranch well. Oil and natural gas revenues include the impact of hedging activities as discussed above under "General Overview."

The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the three months ended June 30, 2000 and 2001:

                                                                                    2001 Period
                                                                             Compared to 2000 Period
                                                      June 30,             -----------------------------
                                          --------------------------------    Increase      % Increase
                                              2000                2001       (Decrease)      (Decrease)
                                          ------------        ------------ -------------- --------------
     Production volumes -
        Oil and condensate (Bbls)              51,430              50,514         (916)           (2%)
        Natural gas (Mcf)                   1,396,688           1,151,221      (245,467)         (18%)
     Average sales prices - (1)
        Oil and condensate (per Bbls)      $    27.72          $    25.97    $    (1.75)          (6%)
        Natural gas (per Mcf)                    3.15                5.02          1.87           59%
     Operating revenues -
        Oil and condensate                 $1,425,850          $1,312,062    $ (113,788)          (8%)
        Natural gas                         4,400,887           5,780,140     1,379,253           31%
                                           ----------          ----------    ----------
     Total                                 $5,826,737          $7,092,202    $1,265,465           22%
                                           ==========          ==========    ==========

------------------
(1)      Includes impact of hedging activities.

Oil and natural gas operating expenses for the three months ended June 30, 2001 increased 15 percent to $1,132,000 from $984,000 for the same period in 2000 primarily due to higher severance and ad valorem taxes and the addition of new production offset by a reduction in costs on older producing fields. Operating expenses per equivalent unit increased 35 percent to $.78 per Mcfe in the second quarter of 2001 from $.58 per Mcfe in the same period in 2000 primarily as a result of higher severance and ad valorem taxes and decreased production of natural gas as wells naturally decline.

Depreciation, depletion and amortization (DD&A) expense for the three months ended June 30, 2001 decreased three percent to $1,686,000 from $1,740,000 for the same period in 2000. This decrease was due to decreased production offset by increased amortization of deferred loan costs and additional seismic and drilling costs. General and administrative expense for the three months ended June 30, 2001 increased 21 percent to $873,000 from $724,000 for the same period in 2000 primarily as a result of the addition of staff to handle increased drilling and production activities.

Income taxes increased to $1,289,000 for the three months ended June 30, 2001 from $26,000 for the same period in 2000. The Company provided deferred income taxes at 35 percent during the second quarter of 2001 compared to none in the second quarter of 2000 as a result of an adjustment to its valuation reserve on net operating loss carryforwards in 2000.

Interest income for the three months ended June 30, 2001 decreased to $73,000 from $111,000 in the second quarter of 2000 primarily as a result of lower cash balances during the second quarter of 2001. Capitalized interest decreased to $729,000 in the second quarter of 2001 from $873,000 in the second quarter of 2000 primarily due to lower interest costs as a result of the term loan repayments during the second quarter of 2001.

Income before income taxes for the three months ended June 30, 2001 increased to $3,589,000 from $2,489,000 in the same period in 2000. Net income for the three months ended June 30, 2001 decreased to $2,300,000 from $2,463,000 for the same period in 2000 primarily as a result of the factors described above.

Six Months Ended June 30, 2001,
Compared to the Six Months Ended June 30, 2000

Oil and natural gas revenues for the six months ended June 30, 2001 increased 57 percent to $15,820,000 from $10,107,000 for the same period in 2000. Production volumes for natural gas during the six months ended June 30, 2001 decreased 10 percent to 2,312,271 Mcf from 2,577,304 Mcf for the same period in 2000. Average natural gas prices increased 83 percent to $5.84 per Mcf in the first six months of 2001 from $2.87 per Mcf in the same period in 2000. Production volumes for oil in the first six months of 2001 decreased 16 percent to 87,974 Bbls from 104,241 Bbls for the same period in 2000. Average oil prices increased one percent to $26.28 per barrel in the first six months of 2001 from $26.11 per barrel in the same period in 2000. The decrease in oil production was due to the natural decline in production primarily at the Jones Branch wells, the initial Matagorda Project wells offset the commencement of production of the Pitchfork Ranch well. The decrease in natural gas production was due primarily to the sale of the Metro Project during 2000 and the natural decline in production primarily at the initial Matagorda Project wells offset by the commencement of production at the additional Cedar Point Project wells, the additional N. La Copita Project wells, the West Bay Project well and the Pitchfork Ranch well. Oil and natural gas revenues include the impact of hedging activities as discussed above under "General Overview."

The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the six months ended June 30, 2000 and 2001:

                                                                           2001 Period
                                                                     Compared to 2000 Period
                                             March 31,            -------------------------------
                                    ---------------------------     Increase         % Increase
                                        2000           2001        (Decrease)        (Decrease)
                                    ------------   ------------   ------------      -------------
Production volumes -
   Oil and condensate (Bbls)            104,241         87,974        (16,267)          (16%)
   Natural gas (Mcf)                  2,577,304      2,312,271       (265,033)          (10%)
Average sales prices - (1)
   Oil and condensate (per Bbls)    $     26.11    $     26.28     $     0.17             1%
   Natural gas (per Mcf)                   2.87           5.84           2.97            83%
Operating revenues -
   Oil and condensate               $ 2,722,410    $ 2,311,893     $ (410,517)          (15%)
   Natural gas                        7,384,924     13,507,790      6,122,866            83%
                                    -----------    -----------     ----------
Total                               $10,107,334    $15,819,683     $5,712,349            57%
                                    ===========    ===========     ==========

------------------
(2)      Includes impact of hedging activities.

Oil and natural gas operating expenses for the six months ended June 30, 2001 increased 31 percent to $2,431,000 from $1,861,000 for the same period in 2000 primarily due to higher severance and ad valorem taxes and the addition of new production offset by a reduction in costs on older producing fields. Operating expenses per equivalent unit increased 47 percent to $.86 per Mcfe in the first six months of 2001 from $.58 per Mcfe in the same period in 2000 primarily as a result of higher severance and ad valorem taxes and decreased production of natural gas as wells naturally decline.

Depreciation, depletion and amortization (DD&A) expense for the six months ended June 30, 2001 decreased three percent to $3,315,000 from $3,409,000 for the same period in 2000. This decrease was due to decreased production offset by increased amortization of deferred loan costs and additional seismic and drilling costs. General and administrative expense for the six months ended June 30, 2001 increased 20 percent to $1,743,000 from $1,455,000 for the same period in 2000 primarily as a result of the addition of staff to handle increased drilling and production activities.

Income taxes increased to $3,205,000 for the six months ended June 30, 2001 from $51,000 for the same period in 2000. The Company provided deferred income taxes at 35 percent during the first six months of 2001 compared to none in the first six months of 2000 as a result of an adjustment to its valuation reserve on net operating loss carryforwards.

Interest income for the six months ended June 30, 2001 decreased to $193,000 from $275,000 in the first six months of 2000 primarily as a result of lower cash balances during the first six months of 2001. Capitalized interest decreased to $1,531,000 in the first six months of 2001 from $1,802,000 in the first six months of 2000 primarily due to lower interest costs as a result of the term loan repayments during the first six months of 2001.

Income before income taxes for the six months ended June 30, 2001 increased to $8,969,000 from $3,643,000 in the same period in 2000. Net income for the six months ended June 30, 2001 increased to $5,764,000 from $3,592,000 for the same period in 2000 primarily as a result of the factors described above.

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

Cash flows provided by operations (after changes in working capital) were $6,358,000 and $11,145,000 for the six months ended June 30, 2000 and 2001, respectively. The increase in cash flows provided by operations in 2001 as compared to 2000 was due primarily to additional revenue as a result of higher oil and natural gas prices during the first six months of 2001.

The Company has budgeted capital expenditures for the year ended December 31, 2001 of approximately $29.5 million of which $11.9 million is expected to be used to fund 3-D seismic surveys and land acquisitions and $17.6 million of which is expected to be used for drilling activities in the Company's project areas. The Company has budgeted to drill up to approximately 40 gross wells (15.6 net) in 2001. The actual number of wells drilled and capital expended is dependent upon available financing, cash flow, availability and cost of drilling rigs, land and partner issues and other factors.

The Company has continued to reinvest a substantial portion of its cash flows into increasing its 3-D supported drilling prospect portfolio, improving its 3-D seismic interpretation technology and funding its drilling program. Oil and gas capital expenditures were $23.6 million for the six months ended June 30, 2001 which included $7.5 million of oil and gas interests acquired from RMG and $2.1 million of capitalized interest and general and administrative costs. The Company's drilling efforts resulted in the successful completion of 24 gross wells (6.6 net) during the year ended December 31, 2000 and 8 gross wells (2.0 net) during the six months ended June 30, 2001.

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

Under the Company Credit Facility, Compass, in its sole discretion, will make semiannual borrowing base determinations based upon the proved oil and natural gas properties of the Company. Compass may also redetermine the borrowing base and the monthly borrowing base reduction at any time at its discretion. The latest borrowing base determination was done effective March 1, 2001 and the next review is scheduled for September 1 2001. The Company may also request borrowing base redeterminations in addition to the required semiannual reviews at the Company's cost.

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

Certain members of the Board of Directors have guaranteed the term loan. As currently amended pursuant to an amendment dated December 1999, interest on the term loan is payable monthly, bearing interest at the Index Rate. Unless preceded by the Term Loan Maturity Date (as defined below), principal payments on the term loan were not due until June 1, 2000, whereupon the term loan was repayable in consecutive monthly installments in the amount $290,000 each, beginning July 1, 2000 through December 1, 2000, and thereafter in the amount of $440,000, beginning January 1, 2001 until the Term Loan Maturity Date, when the entire principal balance, plus interest, is payable. Term Loan Maturity Date means the earlier of: (1) the date of closing of the issuance of additional equity of the Company, if the net proceeds of such issuance are sufficient to repay in full the term loan; (2) the date of closing of the issuance of convertible subordinated debt of the Company, if the proceeds of such issuance are sufficient to repay in full the term loan; (3) the date of repayment of the revolving credit loans and the termination of the revolving commitment; and (4) December 1, 2001. As of June 30, 2001 and December 31, 2000, the outstanding principal balance under the Term Loan was $2,620,000 and $5,260,000, respectively.

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

Proceeds of the revolving credit loans have been used to provide funding for exploration and development activity. At December 31, 2000 and June 30, 2001, outstanding revolving credit loans totaled $5,426,000, with an additional $2,676,884 and $5,547,967, respectively, available for future borrowings. The Company Credit Facility also provides for the issuance of letters of credit, one of which has been issued for $224,000 at December 31, 2000 and June 30, 2001. The Borrowing Base facility was amended in November 2000 to provide up to $2 million of Guidance Line letters of credit (the "Guidance Line letters of credit") relating exclusively to the Company's outstanding hedge positions. At December 31, 2000 and June 30, 2001, the Company had one and none Guidance Line letter of credit outstanding amounting to $180,000 and zero, respectively.


On June 29, 2001, CCBM, a wholly-owned subsidiary of the Company, issued a non-recourse promissory note payable in the amount of $7,500,000 to Rocky Mountain Gas, Inc. ("RMG") as consideration for certain interest in oil and gas leases held by RMG in Wyoming and Montana. The RMG note is payable in 41-monthly principal payments of $125,000 plus interest at eight percent per annum commencing July 31, 2001 with the balance due December 31, 2004. The RMG note is secured solely by CCBM's interests in the oil and gas leases in Wyoming and Montana.

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

In December 1999, the Company consummated the sale of $22 million principal amount of 9 percent Senior Subordinated Notes due 2007 (the "Subordinated Notes") to an investor group led by CB Capital Investors, L.P. which included certain members of the Board of Directors. The Subordinated Notes were sold at a discount of $688,761 which is being amortized over the life of the notes. Interest is payable quarterly beginning March 31, 2000. The Company may elect, for a period of five years, to increase the amount of the Subordinated Notes for up to 60 percent of the interest which would otherwise be payable in cash. The Subordinated Notes were increased by $1,227,325 and $1,859,876 for such interest as of December 31, 2000 and June 30, 2001, respectively. Concurrent with the sale of the notes, the Company consummated the sale of 3,636,364 shares of Common Stock at a price of $2.20 per share and Warrants to purchase up to 2,760,189 shares of the Company's Common Stock at an exercise price of $2.20 per share. For accounting purposes, the Warrants are valued at $0.25 per Warrant. The sale was made to an investor group led by CB Capital Investors, L.P. which included certain members of the Board of Directors. The Warrants have an exercise price of $2.20 per share and expire in December 2007.

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

         The case proceeded to trial on the counterclaims on December 11, 2000. BNP presented evidence that its damages were in the amounts of $19.6 million for the alleged lost sale of the properties, $35 million for loss of the lease development opportunity, and $308 million for loss of the opportunity related to participation in the 3-D seismic project. During the course of the trial, the co-plaintiff presented its motion for summary judgment on the counterclaims based on the doctrine of absolute judicial proceeding privilege. The court partially granted the co-plaintiff's motion for summary judgment as it related to the filing of a lis pendens, but denied it with regard to the other allegations of BNP. The court also granted to co-plaintiff's plea in abatement relating to the breach of contract allegation, ruling that the District Court in Harris County has dominant jurisdiction of that issue. Upon completion of the trial, the court announced that it would take the case under advisement. As of August 10, 2001, the Court has not yet announced a ruling.

Item 2 - Changes in Securities and Use of Proceeds

         Effective May 1, 2001, the Company granted to participants in a 2001 exploration program an exchange option whereby each program participant may elect, prior to the earlier of May 1, 2003 or the date on which such participant's interest in the program totals zero, to exchange its entire interest in the program (a maximum of $3.5 million for all participants) for common stock of the Company. The number of shares exchangeable for a participant's interest is equal to the amount of such participant's interest in the program, dividend by $9.00.

Item 3 - Defaults Upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Carrizo & Gas, Inc. held on May 18, 2001, there were represented by person or by proxy 11,691,212 shares out of 14,058,061 entitled to vote as of the record date, constituting a quorum.

         The matters submitted to a vote of shareholders were (i) the reelection of Steven A. Webster, Christopher C. Behrens, Arnold L. Chavkin, Douglas A.P. Hamilton, F. Gardner Parker, S.P. Johnson IV and Frank A. Wojtek as directors and (ii) the approval of the appointment of Arthur Andersen LLP as Independent Public Accountant for the fiscal year ended December 31, 2001. With respect to the election of directors, the following number of votes were cast for the nominees: 11,685,802 for Mr. Webster and 5,410 withheld; 11,686,802 for Mr. Behrens and 4,410 withheld; 11,686,802 for Mr. Chavkin and 4,410 withheld: 11,686,802 for Mr. Hamilton and 4,410 withheld; 11,466,312 for Mr. Johnson and 224,900 withheld; and 11,466,312 for Mr. Wojtek and 224,900 withheld. There were no abstentions in the election of directors. With respect to the appointment of Arthur Andersen LLP as Independent Public Accountants, 11,603,967 votes were cast for the appointments, 79,384 votes were withheld, and 7,861 votes abstained.

Item 5 - Other Information

                  FORWARD LOOKING STATEMENTS

         The statements contained in all parts of this document, including, but not limited to, those relating to the Company's schedule, targets, estimates or results of future drilling, budgeted wells, increases in wells, budgeted and other future capital expenditures, CCBM's planned expenditures for drilling costs on leases in Wyoming and Montana, use of offering proceeds, effects of litigation, expected production or reserves, increases in reserves, acreage working capital requirements, hedging activities, the ability of expected sources of liquidity to implement its business strategy, effect and timing of the sale of shares in MPC, outcome, effects and timing of title problems, and any other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe" and similar expression are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, outcome of title issues, the Company's dependence on its key personnel, factors that affect the Company's ability to manage its growth and achieve its business strategy, risks relating to, limited operating history, technological changes, significant capital requirements of the Company, the potential impact of government regulations, litigation, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks, availability of equipment, weather and other factors detailed in the Company's Annual Report on Form 10-K and other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

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

       4.1 -- Letter Agreement regarding participation in Carrizo's 2001 Seismic and Acreage Program dated May 1, 2001.

       4.2 -- Amendment No. 1 to the Letter Agreement regarding participation in Carizzo's 2001 Seismic and Acreage Program, dated June 1, 2001.

       4.3  --  Promissory Note payable to Rocky Mountain Gas, Inc. by CCBM, Inc.
                dated June 29, 2001.

      10.1 -- Purchase and sale agreement by and between Rocky Mountain Gas, Inc. and CCBM, Inc. dated June 29, 2001.

+        Incorporated herein by reference as indicated.

         Reports on Form 8-K

              None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Carrizo Oil & Gas, Inc.
                                   (Registrant)



Date:  August 14, 2001             By:  /s/S. P. Johnson, IV
                                   --------------------------------------------
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



Date:  August 14, 2001             By:  /s/Frank A. Wojtek
                                   --------------------------------------------
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

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

       4.1 -- Letter Agreement regarding participation in Carrizo's 2001 Seismic and Acreage Program dated May 1, 2001.

       4.2 -- Amendment No. 1 to the Letter Agreement regarding participation in Carizzo's 2001 Seismic and Acreage Program, dated June 1, 2001.

       4.3  --  Promissory Note payable to Rocky Mountain Gas, Inc. by CCBM, Inc.
                dated June 29, 2001.

      10.1 -- Purchase and sale agreement by and between Rocky Mountain Gas, Inc. and CCBM, Inc. dated June 29, 2001.

+        Incorporated herein by reference as indicated.

         Reports on Form 8-K

              None