Form 10-Q
period 2001-09-30
CARRIZO OIL & GAS INC
filed 2001-11-14
CIK 1040593

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended SEPTEMBER 30, 2001
                                               ------------------


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


                                 (281) 496-1352
                          -----------------------------
                         (Registrant's telephone number)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X. No

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of November 8, 2001, the latest practicable date, was 14,061,327.

                             CARRIZO OIL & GAS, INC.
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001
                                      INDEX

PART I.  FINANCIAL INFORMATION                                                                              PAGE
        Item 1.       Condensed Consolidated Balance Sheets

                      -  As of December 31, 2000 and September 30, 2001                                       2

                      Condensed Consolidated Statements of Operations
                      -  For the three-month and nine-month periods ended
                         September 30, 2000 and 2001                                                          3

                      Condensed Consolidated Statements of Cash Flows
                      - For the nine-month periods ended
                        September 30, 2000 and 2001                                                           4

                      Notes to Condensed Consolidated Financial Statements                                    5

        Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                    11


PART II.  OTHER INFORMATION

        Items 1-6.                                                                                           18

SIGNATURES                                                                                                   21

                             CARRIZO OIL & GAS, INC.

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                December 31,         September 30,
                      ASSETS                                                        2000                  2001
                                                                               -------------         -------------
CURRENT ASSETS:                                                                                       (Unaudited)
  Cash and cash equivalents                                                    $   8,217,427         $   6,734,193
  Accounts receivable, net of allowance for doubtful accounts of
     $480,000 at December 31, 2000 and September 30, 2001, respectively            7,392,621         $   5,886,328
  Advances to operators                                                            1,756,396             1,319,638
  Risk management assets                                                                  --             1,589,838
  Deposits                                                                           629,460               257,860
  Other current assets                                                               401,181               840,159
                                                                               -------------         -------------
        Total current assets                                                      18,397,085            16,628,016

PROPERTY AND EQUIPMENT, net (full-cost method of
  accounting for oil and gas properties)                                          72,128,589            98,282,761

INVESTMENT IN MICHAEL PETROLEUM CORPORATION (Note 3)                               1,544,180                    --
OTHER ASSETS                                                                         930,059               744,108
                                                                               -------------         -------------
                                                                               $  92,999,913         $ 115,654,885
                                                                               =============         =============
          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
  Accounts payable, trade                                                      $   3,353,570         $   6,423,720
  Accrued liabilities                                                              1,775,830             1,791,837
  Advances for joint operations                                                      376,190               393,869
  Current maturities of long-term debt                                             6,458,310             1,828,009
                                                                               -------------         -------------
          Total current liabilities                                               11,963,900            10,437,435

LONG-TERM DEBT                                                                    28,097,490            36,481,741
DEFERRED INCOME TAXES                                                                     --             4,883,235
COMMITMENTS AND CONTINGENCIES (Note 6)

SHAREHOLDERS' EQUITY:
  Warrants (3,010,189 outstanding at December 31, 2000
     and September 30, 2001, respectively)                                           765,047               765,047
  Common stock, par value $.01 (40,000,000 shares authorized with 14,055,061 and 14,059,727 issued and outstanding
     at December 31, 2000 and September 30, 2001, respectively)                      140,551               140,597
  Additional paid in capital                                                      62,708,100            62,722,602
  Accumulated deficit                                                            (10,675,175)           (1,365,610)
  Other comprehensive income                                                              --             1,589,838
                                                                               -------------         -------------
                                                                                  52,938,523            63,852,474
                                                                               -------------         -------------
                                                                               $  92,999,913         $ 115,654,885
                                                                               =============         =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CARRIZO OIL & GAS, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             For the Three                          For the Nine
                                                             Months Ended                           Months Ended
                                                             September 30,                          September 30,
                                                   -------------------------------         ---------------------------------
                                                       2000               2001                  2000                 2001
                                                   -----------         -----------         ------------         ------------
OIL AND NATURAL GAS REVENUES                       $ 8,007,583         $ 6,161,679         $ 18,113,917         $ 21,981,362

COSTS AND EXPENSES:
   Oil and natural gas operating expenses            1,297,986             927,893            3,159,174            3,359,025
   Depreciation, depletion and amortization          2,011,564           1,672,308            5,420,970            4,987,634
   General and administrative                          747,383             691,146            2,202,666            2,434,291
   Stock option compensation (benefit)                 657,525             (55,942)             657,525             (501,623)
                                                   -----------         -----------         ------------         ------------
Total costs and expenses                             4,714,458           3,235,405           11,440,335           10,279,327
                                                   -----------         -----------         ------------         ------------
OPERATING INCOME                                     3,293,125           2,926,274            6,673,582           11,702,035

OTHER INCOME AND EXPENSES:
   Other income and expenses, net                    1,482,372           2,529,231            1,482,372            2,529,231
   Interest income                                     145,416              57,695              420,116              250,722
   Interest expense                                   (818,900)           (788,269)          (2,523,644)          (2,218,395)
   Interest expense, related parties                   (50,973)            (51,646)            (160,118)            (152,806)
   Capitalized interest                                868,984             833,042            2,670,759            2,364,328
                                                   -----------         -----------         ------------         ------------
INCOME BEFORE INCOME TAXES                           4,920,024           5,506,327            8,563,067           14,475,115

INCOME TAXES (Note 5)                                   25,567           1,960,301               76,634            5,165,550
                                                   -----------         -----------         ------------         ------------
NET INCOME                                         $ 4,894,457         $ 3,546,026         $  8,486,433         $  9,309,565
                                                   ===========         ===========         ============         ============
BASIC EARNINGS PER COMMON SHARE (Note 2)           $      0.35         $      0.25         $       0.61         $       0.66
                                                   ===========         ===========         ============         ============
DILUTED EARNINGS PER COMMON SHARE (Note 2)         $      0.29         $      0.22         $       0.51         $       0.56
                                                   ===========         ===========         ============         ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CARRIZO OIL & GAS, INC.

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the Nine
                                                                        Months Ended
                                                                        September 30,
                                                              ---------------------------------
                                                                   2000                 2001
                                                              ------------         ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                 $  8,486,433         $  9,309,565
   Adjustment to reconcile net income (loss) to net
     cash provided by operating activities-
     Depreciation, depletion and amortization                    5,420,970            4,987,634
     Discount accretion                                             23,170               64,007
     Stock option compensation (benefit)                           657,525             (501,623)
     Gain on sale of Michael Petroleum Corporation                      --           (3,900,723)
     Finders' Fee                                               (1,544,180)                  --
     Deferred income taxes                                              --            5,066,291
   Changes in assets and liabilities-
     Accounts receivable                                        (2,173,225)           1,506,293
     Other current assets                                         (467,802)            (250,434)
     Other assets                                                 (253,031)             (52,549)
     Accounts payable, trade                                      (278,654)           2,790,061
     Other current liabilities                                     886,616              517,630
                                                              ------------         ------------
       Net cash provided by operating activities                10,757,822           19,536,152
                                                              ------------         ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, accrual basis                         (13,132,962)         (30,903,306)
   Proceeds from sale of Michael Petroleum Corporation                  --            5,444,903
   Proceeds from sale of Metro Project                           5,075,127                   --
   Adjustment to cash basis                                       (186,745)           8,735,333
   Advances to operators                                          (688,755)             436,758
   Advances for joint operations                                (1,041,600)              17,679
                                                              ------------         ------------
       Net cash used in investing activities                    (9,974,935)         (16,268,633)
                                                              ------------         ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from the sale of common stock                       86,594               14,548
   Debt repayments                                              (2,776,612)          (4,765,301)
                                                              ------------         ------------
       Net cash used in financing activities                    (2,690,018)          (4,750,753)
                                                              ------------         ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS            (1,907,131)          (1,483,234)

CASH AND CASH EQUIVALENTS, beginning of period                  11,345,618            8,217,427
                                                              ------------         ------------

CASH AND CASH EQUIVALENTS, end of period                      $  9,438,487         $  6,734,193
                                                              ============         ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest (net of amounts capitalized)        $     13,003         $      6,873
                                                              ============         ============


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

2.       EARNINGS PER COMMON SHARE:

Supplemental earnings per share information is provided below:

                                                               For the Three Months Ended September 30,
                                             -------------------------------------------------------------------------------
                                                Income                        Shares                      Per-Share Amount
                                             ----------------------------- ----------------------------- -------------------
                                                 2000           2001           2000           2001        2000      2001
                                             -------------- -------------- -------------- -------------- -------------------
Basic Earnings per Share
   Net income                                  $ 4,894,457    $ 3,546,026     14,034,913     14,059,216   $ 0.35    $ 0.25
                                                                                                          ======    ======
Stock Options and Warrants                             --             --       2,949,604      2,193,958
                                             -------------    -----------    -----------     ----------
Diluted Earnings per Share
   Net income available to common
     shareholders plus assumed conversions     $ 4,894,457    $ 3,546,026     16,984,517     16,253,174   $ 0.29    $ 0.22
                                             =============    ===========    ===========     ==========   ======    ======

                                                                   For the Nine Months Ended September 30,
                                             -----------------------------------------------------------------------------
                                                Income                        Shares                      Per-Share Amount
                                             ----------------------------- ----------------------------- -----------------
                                                 2000           2001           2000           2001        2000      2001
                                             -------------- -------------- -------------- -------------- -----------------
Basic Earnings per Share
   Net income                                  $ 8,486,433    $ 9,309,565     14,019,271     14,058,470   $ 0.61    $ 0.66
                                                                                                          ======    ======
Stock Options and Warrants                               -              -      2,730,401      2,513,617
                                             -------------    -----------    -----------     ----------
Diluted Earnings per Share
   Net income available to common
     shareholders plus assumed conversions     $ 8,486,433    $ 9,309,565     16,749,672     16,572,087   $ 0.51    $ 0.56
                                             =============    ===========    ===========     ==========   ======    ======

Net income per common share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. The Company had outstanding zero and 161,500 stock options during the three months ended September 30, 2000 and 2001, respectively, which were antidilutive and were not included in the calculation because the exercise price of these instruments exceeded the underlying market value of the options and warrants. The Company also had outstanding zero and 79,500 stock options during the nine months ended September 30, 2000 and 2001, respectively, which were antidilutive and were not included in the calculation.

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

During the third quarter of 2001, the Company agreed to sell its interest in MPC pursuant to an agreement between MPC and its shareholders for the sale of a majority interest in MPC to Calpine Natural Gas Company. The Company expects to receive total cash proceeds of between $5.5 and $5.7 million, of which $5.5 million was paid to the Company during the third quarter of 2001, resulting in a financial statement gain of $3.9 million being reflected in the third quarter 2001 financial results.

4.       LONG-TERM DEBT:

At December 31, 2000 and September 30, 2001, long-term debt consisted of the following:

                                                             December 31,        September 30,
                                                                 2000                 2001
                                                            -------------       -------------
Credit facility:
   Borrowing base facility                                  $  5,426,000         $  7,166,000
   Term loan facility                                          5,260,000                   --
Senior subordinated notes                                     20,462,797           21,321,668
Senior subordinated notes, related parties                     2,208,693            2,369,073
Vendor note payable                                            1,198,310              328,009
Non-recourse note payable to Rocky Mountain Gas, Inc.                 --            7,125,000
                                                            ------------         ------------
                                                              34,555,800           38,309,750
Less:  current maturities                                     (6,458,310)          (1,828,009)
                                                            ------------         ------------
                                                            $ 28,097,490         $ 36,481,741
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

Under the Borrowing Base Facility, Compass, in its sole discretion, will make semiannual borrowing base determinations based upon the proved oil and natural gas properties of the Company. Compass may also redetermine the borrowing base and the monthly borrowing base reduction at any time at its discretion. The latest borrowing base determination was done effective September 1, 2001 and the next review is scheduled for March 1, 2002. The Company may also request borrowing base redeterminations in addition to the required semiannual reviews at the Company's cost.

At December 31, 2000 and September 30, 2001, amounts outstanding under the Borrowing Base Facility totaled $5,426,000 and $7,166,000, with an additional $2,676,884 and $2,360,000 respectively, available for future borrowings. The Borrowing Base totaled $8,326,884 and $9,750,000 at December 31, 2000 and September 30, 2001, respectively. The Borrowing Base Facility was also available for letters of credit, one of which has been issued for $224,000 at December 31, 2000 and September 30, 2001. The Borrowing Base facility was amended in November 2000 to provide up to $2 million of Guidance Line letters of credit (the "Guidance Line letters of credit") relating exclusively to the Company's outstanding hedge positions. At December 31, 2000 and September 30, 2001, the Company had one and zero Guidance Line letters of credit outstanding amounting to $180,000 and zero, respectively.

The Term Loan was initially due and payable upon maturity in September 1999. In March 1999, the maturity date of the Term Loan was amended to provide for twelve monthly installments of $750,000 beginning January 1, 2000. The repayment terms were also amended to provide for $1.74 million of principal due ratably over the last six months of 2000, $2.64 million of principal due ratably over the first six months of 2001, and the balance due in July 2001. During 2001, the repayment schedule was amended to provide for $4.84 million of principal due ratably over the first eleven months of 2001, and the balance due December 2001. Certain members of the Board of Directors guaranteed the Term Loan. The Term Loan was paid in full in September 2001. At December 31, 2000 and September 30, 2001, $5,260,000 and none respectively, was outstanding under the Term Loan.

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

On June 29, 2001, CCBM, Inc. a wholly owned subsidiary of the Company ("CCBM"), issued a non-recourse promissory note payable in the amount of $7,500,000 to Rocky Mountain Gas, Inc. ("RMG") as consideration for certain interest in oil and gas leases held by RMG in Wyoming and Montana. The RMG note is payable in 41-monthly principal payments of $125,000 plus interest at eight percent per annum commencing July 31, 2001 with the balance due December 31, 2004. The RMG note is secured solely by CCBM's interests in the oil and gas leases in Wyoming and Montana.

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

In December 1999, the Company consummated the sale of $22 million principal amount of 9 percent Senior Subordinated Notes due 2007 (the "Subordinated Notes") to an investor group led by CB Capital Investors, L.P. (now known as J.P. Morgan Partners, LLC) which included certain members of the Board of Directors. The Company also sold Common Stock and Warrants to this investor group. The Subordinated Notes were sold at a discount of $688,761, which is being amortized over the life of the notes. Quarterly interest payments began on March 31, 2000. The Company may elect, for a period of up to five years to increase the amount of the Subordinated Notes for 60 percent of the interest which would otherwise be payable in cash. As of December 31, 2000 and September 30, 2001, the outstanding balance of the Subordinated Notes had been increased by $1,227,325 and $2,182,569, respectively, for such interest.

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

During 1999, Carrizo restructured certain current accounts payable into vendor notes, extending the payment dates through 2001. One note was outstanding in the amount of $1,198,310 and $328,009 at December 31, 2000 and September 30, 2001, respectively, which bears interest at the prime rate.

5.       INCOME TAXES:

The Company provided deferred income taxes at the rate of 35 percent, which also approximates its statutory rate, that amounted to $1,927,215 and $5,066,291 for the three and nine months ended September 30, 2001, respectively. In the first three quarters of 2000, the Company decreased the valuation allowance associated with $8,563,067 of its net operating loss carryforwards as management had determined that it was more likely than not that such carryforwards would be utilized based upon the Company's estimate of future taxable income at that date. As a result of this determination, the Company realized a deferred tax benefit in the amount of $1,722,008 and $2,997,006 for the three and nine months ended September 30, 2000, respectively.

6.      COMMITMENTS AND CONTINGENCIES:

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.

Settlement of Litigation. The Company, as one of three plaintiffs, filed a lawsuit against BNP Petroleum Corporation ("BNP"), Seiskin Interests, LTD, Pagenergy Company, LLC and Gap Marketing Company, LLC, as defendants, in the 229th Judicial District Court of Duval County, Texas, for fraud and breach of contract in connection with an agreement between plaintiffs and defendants whereby the defendants were obligated to drill a test well in an area known as the Slick Prospect in Duval County, Texas. The allegations of the Company in this litigation were that BNP gave the Company inaccurate and incomplete information on which the Company relied in making its decision not to participate in the test well and the prospect, resulting in the loss of the Company's interest in the lease, the test well and four subsequent wells drilled in the prospect. The Company sought to enforce its approximate 23.68 percent interest in the prospect and sought damages or rescission, as well as costs and attorneys' fees. The case was originally filed in Duval County, Texas on February 25, 2000.

In mid March, 2000, the defendants filed an original answer and certain counterclaims against plaintiffs, seeking unspecified damages for slander of title, tortious interference with business relations, and exemplary damages. The case proceeded to trial before the Court (without a jury) on June 19, 2000 after the plaintiffs' were found by the court to have failed to comply with procedural requirements regarding the request for a jury. After several days of trial the case was recessed and later resumed on September 5, 2000. The court at that time denied the plaintiffs' motion for mistrial based on the court's denial of a jury trial. The court also ordered that the defendants' counterclaims would be the subject of a separate trial that would commence on December 11, 2000. The parties proceeded to try issues related to the plaintiffs' claims on September 5, 2000. All parties rested on the plaintiffs' claims on September 13, 2000. The court took the matter under advisement. Defendants filed a second amended answer and counterclaim and certain supplemental responses to request for disclosure in which they stated that they were seeking damages in the amount of $33.5 million by virtue of an alleged lost sale of the subject properties, $17 million in alleged lost profits from other prospective contracts, and unspecified incidental and consequential damages from the alleged wrongful suspension of funds under their gas sales contract with the gas purchaser on the properties, alleged damage to relationships with trade creditors and financial institutions, including the inability to leverage the Slick Prospect, and attorneys' fees at prevailing hourly rates in Duval County, Texas incurred in defending against plaintiffs' claims and for 40 percent of any aggregate recovery in prosecuting their counterclaims. In subsequent testimony, the defendants verbally alleged $26 million of damages by virtue of the alleged lost sale of the properties (as opposed to the $33.5 million previously sought), $7.5 million of damages by virtue of loss of a lease development opportunity and $100 million of damages by virtue of the loss of a business opportunity related to BNP's alleged inability to participate in a 3-D seismic project.

The Company had also alleged that BNP Petroleum Corporation, Seiskin Interests, LTD and Pagenergy Company, LLC breached a contract with the plaintiffs by obtaining oil and gas leases within an area restricted by that contract. This breach of contract allegation was the subject of an additional lawsuit by plaintiffs in the 165th District Court in Harris County, Texas. The defendants took the position that the claim must be tried in the Duval County case. The Duval County court, without issuing a formal ruling, took the position that this claim should be considered in the Duval County case. The Company was seeking damages as a result of defendants' actions as well as costs and attorneys' fees.

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

On November 5, 2001, the court filed with the clerk a final judgment that had been signed by the court on October 26, 2001. Pursuant to the terms of the judgment, the Company, and its co-plaintiffs take nothing on their claims against BNP and are denied any recovery of their interest in the lease, the prospect, or the wells of the Slick Prospect. Instead, the court confirmed title in the lease, prospect, and wells in BNP's affiliate. In addition, the Company and its co-defendants were found to have tortiously and maliciously interfered with two different BNP contracts or prospective contracts, the business of BNP and its affiliate, causing damages with respect to the loss of a sale and the loss of a lease. Under the terms of the Settlement Agreement, the Company owes $472,000 to BNP. This amount was remitted to BNP on November 12, 2001 in final settlement of the litigation. The settlement amount, along with the related legal fees, has been included as other expense in the accompanying financial statements.

In July 2001, the Company was notified of a potential title problem related to our lease on certain properties in Starr County, Texas known as the North La Copita prospect. The prospect includes four Neblett wells, three of which have been completed and one of which is waiting on completion. At this time, the ultimate outcome of the potential title problem and the impact of such outcome on the Company is uncertain. A complete loss of the lease in question would result in the loss to the Company of approximately .6 Bcfe of reported proved reserves as of December 31, 2001 or .9 Bcfe of reported proved reserves as of June 30, 2001. On August 10, 2001, the North La Copita wells were shut in, pending further resolution of this matter. At the time of shut in, the Neblett #1 well was producing at the rate of approximately 45 Mcfe per day, the Neblett #2 well was producing at the rate of approximately 90 Mcfe per day, and the Neblett #3 well was producing at the rate of approximately 895 Mcfe per day, all net to the Company's interest. The Company believes that an unfavorable outcome in this matter would not have a material impact on its financial condition.

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

The Company, through CCBM (a wholly-owned subsidiary) acquired interests in certain oil and gas leases in Wyoming and Montana in areas prospective for coalbed methane. CCBM plans to spend up to $5 million for drilling costs on these leases through December 2002, 50 percent of which would be spent pursuant to an obligation to fund $2.5 million of drilling costs on behalf of RMG, from whom the interests in the leases were acquired.

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

All of the Company's derivative instruments are recognized on the balance sheet at their fair value. The Company typically uses fixed rate swaps and no cost collars to hedge its exposure to material changes in the price of natural gas and crude oil.

Upon entering into a derivative contract, the Company designates its derivative as a hedge of the variability of a cash flow to be received (cash flow hedge). Changes in the fair value of a cash flow hedge are recorded in other comprehensive income to the extent that the derivative is effective in offsetting changes in the fair value of the hedged item. Any ineffectiveness in the relationship between the cash flow hedge and the hedged item is recognized currently in income. Gains and losses accumulated in other comprehensive income associated with the cash flow hedge are recognized in earnings when the forecasted transaction occurs. All of the Company's derivative instruments at January 1, 2001 and October 1, 2001 were designated as cash-flow hedges.

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

When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value and gains and losses that were accumulated in other comprehensive income will be recognized in earnings immediately. In all other situations in which hedge accounting is discontinued, the derivative will be carried at fair value on the balance sheet with future changes in its fair value recognized in then current earnings.

At September 30, 2001, the Company had recorded $1.6 million of hedging gains in other comprehensive income, substantially all of which is expected to be reclassified to earnings within the next twelve months. The amount ultimately reclassified to earnings will vary due to changes in the fair values of the derivatives designated as cash flow hedges prior to their settlement. Total oil and natural gas purchased and sold under hedging arrangements during the three months ended September 30, 2000 and 2001 were 18,000 Bbls and zero Bbls, respectively, and 420,000 MMBtu and 822,000 MMBtu, respectively. Income and (losses) realized by the Company under such hedging arrangements were $(336,437) and $1,538,700 for the three months ended September 30, 2000 and 2001, respectively. Total oil and natural gas purchased and sold under hedging arrangements during the nine months ended September 30, 2000 and 2001 were 36,000 Bbls and 18,000 Bbls, respectively, and 900,000 MMBtu and 2,541,000 MMBtu, respectively. Income and (losses) realized by the Company under such hedging arrangements were $(772,337) and $857,638 for the nine months ended September 30, 2000 and 2001, respectively. At September 30, 2000, the Company had 1,800,000 MMBtu and 36,400 Bbls of outstanding hedge positions (at an average price of $4.67 per MMBtu and $30.00 per Bbl) for October through March 2001 production. At September 30, 2001, the Company had the following outstanding hedge positions:

                                                                Collar Arrangements
                                  Contract                  ----------------------------
                                  Volumes                     Average         Average
                                  (MMBtu)    Fixed Price    Floor Price    Ceiling Price
                                  --------   -----------    -----------    -------------
2001:

    Fourth Quarter                 639,000      $   -          $4.44           $5.44
                                  ========
2002:

    First Quarter                  270,000                     $4.25           $5.15
                                   540,000      $3.20
                                  --------
                                   810,000
                                  ========
    Second Quarter                 546,000      $3.20
                                  ========
    Third Quarter                  552,000      $3.20
                                  ========
    Fourth Quarter                 552,000      $3.20
                                  ========

Comprehensive income was $468,000 and $1.6 million for the three months and nine months ended September 30, 2001, respectively. Comprehensive income includes accumulated other comprehensive income of $468,000 and $1.6 million related to derivative and hedging activities in the three months and nine months ended September 30, 2001, respectively.

On June 29, 2001, the FASB approved its proposed SFAS No. 141, ("FAS 141") "Business Combinations," and SFAS No. 142 ("FAS 142"), "Goodwill and Other Intangible Assets." Under FAS 141, all business combinations should be accounted for using the purchase method of accounting; use of the pooling-of-interests method is prohibited. The provisions of the statement will apply to all business combinations initiated after June 30, 2001.

FAS 142 will apply to all acquired intangible assets whether acquired singly, as part of a group, or in a business combination. The statement will supersede Accounting Principals Board, ("APB"), Opinion No. 17, "Intangible Assets," and will carry forward provisions in APB Opinion No. 17 related to internally developed intangible assets. Adoption of FAS 142 will result in ceasing amortization of goodwill. All of the provisions of the statement should be applied in fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The Company does not have any goodwill or intangible assets recorded as of September 30, 2001 and does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement of obligations of tangible long-lived assets in the period in which it is incurred. When the liability is initially recorded, the entity increases the carrying amount of the related long-lived asset. Accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The Company is currently evaluating the effect of adopting Statement No. 143 on its financial statements and had not determined the timing of adoption and does not expect the adoption of this standard to have a material impact on its financial position or results of operations.

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

GENERAL OVERVIEW

The Company began operations in September 1993 and initially focused on the acquisition of producing properties. As a result of the increasing availability of economic onshore 3-D seismic surveys, the Company began to obtain 3-D seismic data and options to lease substantial acreage in 1995 and began to drill its 3-D based prospects in 1996. The Company drilled 39 gross wells in 2000 and 30 gross wells through the nine months ended September 30, 2001. The Company has budgeted to drill 54 gross wells (14.8 net) in 2001; however, the actual number of wells drilled will vary depending upon various factors, including the availability and cost of drilling rigs, land and industry partner issues, Company cash flow, success of drilling programs, weather delays and other factors. If the Company drills the number of wells it has budgeted for 2001, depreciation, depletion and amortization, oil and gas operating expenses and production are expected to increase. The Company has typically retained the majority of its interests in shallow, normally pressured prospects and sold a portion of its interests in deeper, overpressured prospects.

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

During the second quarter of 2001, the Company formed CCBM as a wholly-owned subsidiary. CCBM was formed to acquire interests in certain oil and gas leases in Wyoming and Montana in areas prospective for coalbed methane and develop such interests. CCBM plans to spend up to $5 million for drilling costs on these leases through December 2002, 50 percent of which would be spent pursuant to an obligation to fund $2.5 million of drilling costs on behalf of RMG, from whom the interests in the leases were acquired. CCBM's drilling costs through September 30, 2001 amounted to $425,000.

In order to reduce its exposure to short-term fluctuations in the price of oil and natural gas, and not for speculation purposes, the Company periodically enters into hedging arrangements. The Company's hedging arrangements apply to only a portion of its production and provide only partial price protection against declines in oil and natural gas prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas or a sudden, unexpected event materially impacts oil or natural gas prices. In addition, the Company's hedging arrangements limit the benefit to the Company of increases in the price of oil and natural gas. At September 30, 2001, the Company had recorded $1.6 million of hedging gains in other comprehensive income, substantially all of which is expected to be reclassified to earnings within the next twelve months. The amount ultimately reclassified to earnings will vary due to changes in the fair values of the derivatives designated as cash flow hedges prior to their settlement. Total oil and natural gas purchased and sold under hedging arrangements during the three months ended September 30, 2000 and 2001 were 18,000 Bbls and zero Bbls, respectively, and 420,000 MMBtu and 822,000 MMBtu, respectively. Income and (losses) realized by the Company under such hedging arrangements were $(336,437) and $1,538,700 for the three months ended September 30, 2000 and 2001, respectively. Total oil and natural gas purchased and sold under hedging arrangements during the nine months ended September 30, 2000 and 2001 were 36,000 Bbls and 18,000 Bbls, respectively, and 900,000 MMBtu and 2,541,000 MMBtu, respectively. Income and (losses) realized by the Company under such hedging arrangements were $(772,337) and $857,638 for the nine months ended September 30, 2000 and 2001, respectively. At September 30, 2000, the Company had 1,800,000 MMBtu and 36,400 Bbls of outstanding hedge positions (at an average price of $4.67 per MMBtu and $30.00 per Bbl) for October through March 2001 production. At September 30, 2001, the Company had the following outstanding hedge positions:

                                                               Collar Arrangements
                             Contract                      ---------------------------
                             Volumes                         Average        Average
                             (MMBtu)       Fixed Price     Floor Price   Ceiling Price
                             -------       -----------     -----------   -------------
2001:

      Fourth Quarter         639,000          $   -           $4.44          $5.44
                             =======
2002:
      First Quarter          270,000                          $4.25          $5.15
                             540,000          $3.20
                             -------
                             810,000
                             =======
      Second Quarter         546,000          $3.20
                             =======
      Third Quarter          552,000          $3.20
                             =======
      Fourth Quarter         552,000          $3.20
                             =======

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

The Company uses the full-cost method of accounting for its oil and gas properties. Under this method, all acquisition, exploration and development costs, including any general and administrative costs that are directly attributable to the Company's acquisition, exploration and development activities, are capitalized in a "full-cost pool" as incurred. The Company records depletion of its full-cost pool using the unit-of-production method. To the extent that such capitalized costs in the full-cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the present value (using a 10 percent discount rate) of estimated future net after-tax cash flows from proved oil and gas reserves, such excess costs are charged to operations. Primarily as a result of depressed oil and natural gas prices, and the resulting downward reserve quantities revisions, the Company recorded a ceiling test write-down of $20.3 million in 1998. A ceiling test write-down was not required for the nine months ended September 30, 2001 and 2000. Once incurred, a write-down of oil and gas properties is not reversible at a later date.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001,
Compared to the Three Months Ended September 30, 2000

Oil and natural gas revenues for the three months ended September 30, 2001 decreased 23 percent to $6,162,000 from $8,008,000 for the same period in 2000. Production volumes for natural gas during the three months ended September 30, 2001 decreased 25 percent to 1,123,724 Mcf from 1,501,402 Mcf for the same period in 2000. Average natural gas prices increased four percent to $4.52 per Mcf in the third quarter of 2001 from $4.34 per Mcf in the same period in 2000. Production volumes for oil in the third quarter of 2001 decreased 13 percent to 43,619 Bbls from 49,997 Bbls for the same period in 2000. Average oil prices decreased 17 percent to $24.75 per barrel in the third quarter of 2001 from $29.79 per barrel in the same period in 2000. The decrease in oil production was due to the natural decline in production primarily at the Jones Branch wells and the initial Matagorda Project wells offset by the commencement of production at the Pitchfork Ranch well. The decrease in natural gas production was due primarily to the sale of the Metro Project during 2000 and the natural decline in production primarily at the initial Matagorda Project wells offset by the commencement of production at the additional Cedar Point Project wells, the West Bay Project well and the Pitchfork Ranch well. Oil and natural gas revenues include the impact of hedging activities as discussed above under "General Overview."

The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the three months ended September 30, 2000 and 2001:


                                                                                   2001 Period
                                                                             Compared to 2000 Period
                                                September 30,             -----------------------------
                                       -----------------------------        Increase        % Increase
                                            2000             2001           (Decrease)       (Decrease)
                                       ------------       -----------      -------------     ----------
Production volumes -
   Oil and condensate (Bbls)                49,997            43,619             (6,378)        (13%)
   Natural gas (Mcf)                     1,501,402         1,123,724           (377,678)        (25%)
Average sales prices - (1)
   Oil and condensate (per Bbls)        $    29.79        $    24.75        $     (5.04)        (17%)
   Natural gas (per Mcf)                      4.34              4.52               0.18           4%
Operating revenues -
   Oil and condensate                   $1,489,225        $1,079,384        $  (409,841)        (28%)
   Natural gas                           6,518,358         5,082,295         (1,436,063)        (22%)
                                        ----------        ----------        -----------
Total                                   $8,007,583        $6,161,679        $(1,845,904)        (23%)
                                        ==========        ==========        ===========


------------------

(1)      Includes impact of hedging activities.

Oil and natural gas operating expenses for the three months ended September 30, 2001 decreased 29 percent to $928,000 from $1,298,000 for the same period in 2000 primarily due to lower severance taxes offset by higher ad valorem taxes and the addition of new production. Operating expenses per equivalent unit decreased seven percent to $.67 per Mcfe in the third quarter of 2001 from $.72 per Mcfe in the same period in 2000 primarily as a result of lower severance taxes offset by higher ad valorem taxes and decreased production of natural gas as wells naturally decline.

Depreciation, depletion and amortization (DD&A) expense for the three months ended September 30, 2001 decreased 17 percent to $1,672,000 from $2,012,000 for the same period in 2000. This decrease was due to decreased production offset by additional seismic and drilling costs. General and administrative expense for the three months ended September 30, 2001 decreased eight percent to $691,000 from $747,000 for the same period in 2000 primarily as a result of additional salaries allocated to specific projects.

Other income and expenses for the three months ended September 30, 2001 includes a gain on the sale of the investment in Michael Petroleum Corporation of $3,900,723 offset by a charge and related legal expenses in respect of the final settlement of the litigation with BNP Petroleum Corporation. During the third quarter of 2000, the Company earned a fee in the amount of $1,544,180 in connection with activities related to a potential acquisition, which was paid in common shares of Michael Petroleum Corporation.

Income taxes increased to $1,960,000 for the three months ended September 30, 2001 from $26,000 for the same period in 2000. The Company provided deferred income taxes at 35 percent during the third quarter of 2001 compared to none in the third quarter of 2000 as a result of an adjustment to its valuation reserve on net operating loss carryforwards in 2000.

Interest income for the three months ended September 30, 2001 decreased to $58,000 from $145,000 in the third quarter of 2000 primarily as a result of lower cash balances during the third quarter of 2001. Capitalized interest decreased to $833,000 in the third quarter of 2001 from $870,000 in the third quarter of 2000 primarily due to lower interest costs as a result of the term loan repayments during the third quarter of 2001 and lower interest rates.

Income before income taxes for the three months ended September 30, 2001 increased to $5,506,000 from $4,920,000 in the same period in 2000. Net income for the three months ended September 30, 2001 decreased to $3,546,000 from $4,894,000 for the same period in 2000 primarily as a result of the factors described above.

Nine Months Ended September 30, 2001,
Compared to the Nine Months Ended September 30, 2000

Oil and natural gas revenues for the nine months ended September 30, 2001 increased 21 percent to $21,981,000 from $18,114,000 for the same period in 2000. Production volumes for natural gas during the nine months ended September 30, 2001 decreased 16 percent to 3,435,995 Mcf from 4,078,706 Mcf for the same period in 2000. Average natural gas prices increased 59 percent to $5.41 per Mcf in the first nine months of 2001 from $3.41 per Mcf in the same period in 2000. Production volumes for oil in the first nine months of 2001 decreased 15 percent to 131,593 Bbls from 154,238 Bbls for the same period in 2000. Average oil prices decreased six percent to $25.77 per barrel in the first nine months of 2001 from $27.30 per barrel in the same period in 2000. The decrease in oil production was due to the natural decline in production primarily at the Jones Branch wells, the initial Matagorda Project wells offset the commencement of production of the Pitchfork Ranch well. The decrease in natural gas production was due primarily to the sale of the Metro Project during 2000 and the natural decline in production primarily at the initial Matagorda Project wells offset by the commencement of production at the additional Cedar Point Project wells, the West Bay Project well and the Pitchfork Ranch well. Oil and natural gas revenues include the impact of hedging activities as discussed above under "General Overview."

The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the nine months ended September 30, 2000 and 2001:


                                                                                   2001 Period
                                                                             Compared to 2000 Period
                                                September 30,             -----------------------------
                                       -----------------------------        Increase        % Increase
                                            2000             2001           (Decrease)       (Decrease)
                                       ------------       -----------      -------------     ----------
Production volumes -
   Oil and condensate (Bbls)                154,238            131,593            (22,645)        (15%)
   Natural gas (Mcf)                      4,078,706          3,435,995           (642,711)        (16%)
Average sales prices - (1)
   Oil and condensate (per Bbls)        $     27.30        $     25.77        $     (1.53)         (6%)
   Natural gas (per Mcf)                       3.41               5.41               2.00          59%
Operating revenues -
   Oil and condensate                   $ 4,210,635        $ 3,391,277        $  (819,358)        (19%)
   Natural gas                           13,903,282         18,590,085          4,686,803          34%
                                        -----------        -----------        -----------
Total                                   $18,113,917        $21,981,362        $ 3,867,445          21%
                                        ===========        ===========        ===========


------------------

(2)      Includes impact of hedging activities.

Oil and natural gas operating expenses for the nine months ended September 30, 2001 increased six percent to $3,359,000 from $3,159,000 for the same period in 2000 primarily due to higher severance and ad valorem taxes and the addition of new production. Operating expenses per equivalent unit increased 26 percent to $0.79 per Mcfe in the first nine months of 2001 from $.63 per Mcfe in the same period in 2000 primarily as a result of higher severance and ad valorem taxes and decreased production of natural gas as wells naturally decline.

Depreciation, depletion and amortization (DD&A) expense for the nine months ended September 30, 2001 decreased eight percent to $4,988,000 from $5,421,000 for the same period in 2000. This decrease was due to decreased production offset by additional seismic and drilling costs. General and administrative expense for the nine months ended September 30, 2001 increased 11 percent to $2,434,000 from $2,203,000 for the same period in 2000 primarily as a result of the addition of staff to handle increased drilling and production activities.

Other income and expenses for the nine months ended September 30, 2001 includes a gain on the sale of the investment in Michael Petroleum Corporation of $3,900,723 offset by a charge and related legal expenses in respect of the final settlement of the litigation with BNP Petroleum Corporation. During the third quarter of 2000 the Company earned a fee in the amount of $1,544,180 in connection with activities related to a potential acquisition, which was paid in common shares of Michael Petroleum Corporation.

Interest income for the nine months ended September 30, 2001 decreased to $251,000 from $420,000 in the first nine months of 2000 primarily as a result of lower cash balances during the first nine months of 2001. Capitalized interest decreased to $2,364,000 in the first nine months of 2001 from $2,671,000 in the first nine months of 2000 primarily due to lower interest costs as a result of the term loan repayments during the first nine months of 2001 and lower interests rates.

Income taxes increased to $5,166,000 for the nine months ended September 30, 2001 from $77,000 for the same period in 2000. The Company provided deferred income taxes at 35 percent during the first nine months of 2001 compared to none in the first nine months of 2000 as a result of an adjustment to its valuation reserve on net operating loss carryforwards.

Income before income taxes for the nine months ended September 30, 2001 increased to $14,475,000 from $8,563,000 in the same period in 2000. Net income for the nine months ended September 30, 2001 increased to $9,310,000 from $8,486,000 for the same period in 2000 primarily as a result of the factors described above.

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

Cash flows provided by operations (after changes in working capital) were $10,758,000 and $19,536,000 for the nine months ended September 30, 2000 and 2001, respectively. The increase in cash flows provided by operations in 2001 as compared to 2000 was due primarily to additional revenue as a result of higher oil and natural gas prices during the first nine months of 2001.

The Company expects to incur capital expenditures for the year ended December 31, 2001 of approximately $35.6 million as follows:

                                     Land/Property
                         Drilling     Acquisitions    Seismic       Total
                         --------    -------------    -------       -----
                                        (in millions)
Gulf Coast Region         $ 21.2       $   3.7         $  1.8      $ 26.7
CCBM, Inc.                   1.3           7.6             --         8.9
                          ------       -------         ------      ------
                          $ 22.5       $  11.3         $  1.8      $ 35.6
                          ======       =======         ======      ======

The Company expects to drill up to approximately 54 gross wells (14.8 net) in 2001 as follows:


                                  Gross     Net
                                 ------    ----
        Gulf Coast Region          26.0     8.0
        CCBM, InC.                 28.0     6.8
                                   ----    ----
                                   54.0    14.8
                                   ====    ====

The actual number of wells drilled and capital expended is dependent upon available financing, cash flow, availability and cost of drilling rigs, land and partner issues and other factors.

The Company has continued to reinvest a substantial portion of its cash flows into increasing its 3-D supported drilling prospect portfolio, improving its 3-D seismic interpretation technology and funding its drilling program. Oil and gas capital expenditures were $30.6 million for the nine months ended September 30, 2001 which included $7.5 million of oil and gas interest acquired from RMG and $3.0 million of capitalized interest and general and administrative costs. The Company's drilling efforts resulted in the successful completion of 24 gross wells (6.6 net) during the year ended December 31, 2000 and 25 gross wells (6.7 net) during the nine months ended September 30, 2001.

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

Under the Company Credit Facility, Compass, in its sole discretion, will make semiannual borrowing base determinations based upon the proved oil and natural gas properties of the Company. Compass may also redetermine the borrowing base and the monthly borrowing base reduction at any time at its discretion. The latest borrowing base determination was done effective September 1, 2001 and the next review is scheduled for March 1, 2002. The Company may also request borrowing base redeterminations in addition to the required semiannual reviews at the Company's cost.

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

Certain members of the Board of Directors guaranteed the Term Loan. Interest on the Term Loan was payable monthly, bearing interest at the Index Rate. Unless preceded by the Term Loan Maturity Date (as defined below), principal payments on the Term Loan were not due until June 1, 2000, whereupon the Term Loan was repayable in consecutive monthly installments in the amount $290,000 each, beginning July 1, 2000 through December 1, 2000, and thereafter in the amount of $440,000, beginning January 1, 2001 until the Term Loan Maturity Date, when the entire principal balance, plus interest, is payable. The Term Loan was paid in full in September 2001. Term Loan Maturity Date means the earlier of: (1) the date of closing of the issuance of additional equity of the Company, if the net proceeds of such issuance are sufficient to repay in full the term loan; (2) the date of closing of the issuance of convertible subordinated debt of the Company, if the proceeds of such issuance are sufficient to repay in full the term loan; (3) the date of repayment of the revolving credit loans and the termination of the revolving commitment; and (4) December 1, 2001. As of September 30, 2001 and December 31, 2000, the outstanding principal balance under the Term Loan was none and $5,260,000, respectively.

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

Proceeds of the revolving credit loans have been used to provide funding for exploration and development activity. At December 31, 2000 and September 30, 2001, outstanding revolving credit loans totaled $5,426,000, and $7,166,000, respectively with an additional $2,676,884 and $2,360,000, respectively, available for future borrowings. The Company Credit Facility also provides for the issuance of letters of credit, one of which has been issued for $224,000 at December 31, 2000 and September 30, 2001. The Borrowing Base facility was amended in November 2000 to provide up to $2 million of Guidance Line letters of credit (the "Guidance Line letters of credit") relating exclusively to the Company's outstanding hedge positions. At December 31, 2000 and September 30, 2001, the Company had one and zero Guidance Line letters of credit outstanding amounting to $180,000 and zero, respectively.

On June 29, 2001, CCBM a wholly owned subsidiary of the Company, issued a non-recourse promissory note payable in the amount of $7,500,000 to Rocky Mountain Gas, Inc. ("RMG") as consideration for certain interest in oil and gas leases held by RMG in Wyoming and Montana. The RMG note is payable in 41-monthly principal payments of $125,000 plus interest at eight percent per annum commencing July 31, 2001 with the balance due December 31, 2004. The RMG note is secured solely by CCBM's interests in the oil and gas leases in Wyoming and Montana.

In December 1999, the Company consummated the sale of $22 million principal amount of 9 percent Senior Subordinated Notes due 2007 (the "Subordinated Notes") to an investor group led by CB Capital Investors, L.P. which included certain members of the Board of Directors. The Subordinated Notes were sold at a discount of $688,761 which is being amortized over the life of the notes. Interest is payable quarterly beginning March 31, 2000. The Company may elect, for a period of five years, to increase the amount of the Subordinated Notes for up to 60 percent of the interest which would otherwise be payable in cash. The Subordinated Notes were increased by $1,227,325 and $2,182,569 for such interest as of December 31, 2000 and September 30, 2001, respectively. Concurrent with the sale of the notes, the Company consummated the sale of 3,636,364 shares of Common Stock at a price of $2.20 per share and Warrants to purchase up to 2,760,189 shares of the Company's Common Stock at an exercise price of $2.20 per share. For accounting purposes, the Warrants are valued at $0.25 per Warrant. The sale was made to an investor group led by CB Capital Investors, L.P. which included certain members of the Board of Directors. The Warrants have an exercise price of $2.20 per share and expire in December 2007.

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

         Settlement of Litigation. The Company, as one of three plaintiffs, filed a lawsuit against BNP Petroleum Corporation ("BNP"), Seiskin Interests, LTD, Pagenergy Company, LLC and Gap Marketing Company, LLC, as defendants, in the 229th Judicial District Court of Duval County, Texas, for fraud and breach of contract in connection with an agreement between plaintiffs and defendants whereby the defendants were obligated to drill a test well in an area known as the Slick Prospect in Duval County, Texas. The allegations of the Company in this litigation were that BNP gave the Company inaccurate and incomplete information on which the Company relied in making its decision not to participate in the test well and the prospect, resulting in the loss of the Company's interest in the lease, the test well and four subsequent wells drilled in the prospect. The Company sought to enforce its approximate 23.68% interest in the prospect and sought damages or rescission, as well as costs and attorneys' fees. The case was originally filed in Duval County, Texas on February 25, 2000.

         In mid March, 2000, the defendants filed an original answer and certain counterclaims against plaintiffs, seeking unspecified damages for slander of title, tortious interference with business relations, and exemplary damages. The case proceeded to trial before the Court (without a jury) on June 19, 2000 after the plaintiffs' were found by the court to have failed to comply with procedural requirements regarding the request for a jury. After several days of trial the case was recessed and later resumed on September 5, 2000. The court at that time denied the plaintiffs' motion for mistrial based on the court's denial of a jury trial. The court also ordered that the defendants' counterclaims would be the subject of a separate trial that would commence on December 11, 2000. The parties proceeded to try issues related to the plaintiffs' claims on September 5, 2000. All parties rested on the plaintiffs' claims on September 13, 2000. The court took the matter under advisement. Defendants filed a second amended answer and counterclaim and certain supplemental responses to request for disclosure in which they stated that they were seeking damages in the amount of $33.5 million by virtue of an alleged lost sale of the subject properties, $17 million in alleged lost profits from other prospective contracts, and unspecified incidental and consequential damages from the alleged wrongful suspension of funds under their gas sales contract with the gas purchaser on the properties, alleged damage to relationships with trade creditors and financial institutions, including the inability to leverage the Slick Prospect, and attorneys' fees at prevailing hourly rates in Duval County, Texas incurred in defending against plaintiffs' claims and for 40% of any aggregate recovery in prosecuting their counterclaims. In subsequent testimony, the defendants verbally alleged $26 million of damages by virtue of the alleged lost sale of the properties (as opposed to the $33.5 million previously sought), $7.5 million of damages by virtue of loss of a lease development opportunity and $100 million of damages by virtue of the loss of a business opportunity related to BNP's alleged inability to participate in a 3-D seismic project.

         The Company had also alleged that BNP Petroleum Corporation, Seiskin Interests, LTD and Pagenergy Company, LLC breached a contract with the plaintiffs by obtaining oil and gas leases within an area restricted by that contract. This breach of contract allegation was the subject of an additional lawsuit by plaintiffs in the 165th District Court in Harris County, Texas. The defendants took the position that the claim must be tried in the Duval County case. The Duval County court, without issuing a formal ruling, took the position that this claim should be included in the Duval County case. The Company was seeking damages as a result of defendants' actions as well as costs and attorneys' fees.

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

On November 5, 2001, the court filed with the clerk a final judgment that had been signed by the court on October 26, 2001. Pursuant to the terms of the judgment, the Company and its co-plaintiffs take nothing on their claims against BNP and are denied any recovery of their interest in the lease, the prospect, or the wells of the Slick Prospect. Instead, the court confirmed title in the lease, prospect, and wells in BNP's affiliate. In addition, the Company and its co-defendants were found to have tortiously and maliciously interfered with two different BNP contracts or prospective contracts, the business of BNP and its affiliate, causing damages with respect to the loss of a sale and the loss of a lease. Under the terms of the Settlement Agreement, the Company owes $472,000 to BNP. This amount was remitted to BNP on November 12, 2001 in final settlement of the litigation. The settlement amount, along with the related legal fees, has been included as other expense in the accompanying financial statements.

Item 2 - Changes in Securities and Use of Proceeds

         None.

Item 3 - Defaults Upon Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         None.

Item 5 - Other Information

         FORWARD LOOKING STATEMENTS

The statements contained in all parts of this document, including, but not limited to, those relating to the Company's schedule, targets, estimates or results of future drilling, budgeted wells, increases in wells, budgeted and other future capital expenditures, CCBM's planned expenditures for drilling costs on leases in Wyoming and Montana, use of offering proceeds, effects of litigation, expected production or reserves, increases in reserves, acreage working capital requirements, hedging activities, the ability of expected sources of liquidity to implement its business strategy, effect and timing of the sale of shares in MPC, outcome, effects and timing of title problems and any other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe" and similar expression are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, outcome of title issues, the Company's dependence on its key personnel, factors that affect the Company's ability to manage its growth and achieve its business strategy, risks relating to, limited operating history, technological changes, significant capital requirements of the Company, the potential impact of government regulations, litigation, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks, availability of equipment, weather and other factors detailed in the Company's Annual Report on Form 10-K and other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

Item 6 - Exhibits and Reports on Form 8-K

         Exhibits

  Exhibit
   Number                          Description
   ------                          -----------
    +2.1   --     Combination Agreement by and among the Company, Carrizo
                  Production, Inc., Encinitas Partners Ltd., La Rosa Partners
                  Ltd., Carrizo Partners Ltd., Paul B. Loyd, Jr., Steven A.
                  Webster, S.P. Johnson IV, Douglas A.P. Hamilton and Frank A.
                  Wojtek dated as of September 6, 1997 (incorporated herein by reference to Exhibit 2.1 to the Company's Registration
                  Statement on Form S-1 (Registration No. 333-29187)).

    +3.1   --     Amended and Restated Articles of Incorporation of the Company
                  (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1997).

    +3.2   --     Amended and Restated Bylaws of the Company, as amended by
                  Amendment No. 1 (incorporated herein by reference to Exhibit
                  3.2 to the Company's Registration Statement on Form 8-A
                  (Registration No. 000-22915) and Amendment No. 2 (incorporated herein by reference to Exhibit 3.2 to the Company's Current
                  Report on Form 8-K dated December 15, 1999).

     4.1   --     Twelfth Amendment to the First Amended, Restated and Combined
                  Loan Agreement by and between Carrizo Oil & Gas, Inc. and
                  Compass Bank dated July 25, 2001.

+        Incorporated herein by reference as indicated.

         Reports on Form 8-K

              None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Carrizo Oil & Gas, Inc.
                                       (Registrant)



Date:  November 14, 2001               By:  /s/ S. P. Johnson, IV
                                       ----------------------------------------
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)



Date: November 14, 2001                By:  /s/ Frank A. Wojtek
                                       ----------------------------------------
                                       Chief Financial Officer
                                       (Principal Financial and
                                        Accounting Officer)

                                 EXHIBIT INDEX


  Exhibit
   Number                          Description
   ------                          -----------
    +2.1   --     Combination Agreement by and among the Company, Carrizo
                  Production, Inc., Encinitas Partners Ltd., La Rosa Partners
                  Ltd., Carrizo Partners Ltd., Paul B. Loyd, Jr., Steven A.
                  Webster, S.P. Johnson IV, Douglas A.P. Hamilton and Frank A.
                  Wojtek dated as of September 6, 1997 (incorporated herein by reference to Exhibit 2.1 to the Company's Registration
                  Statement on Form S-1 (Registration No. 333-29187)).

    +3.1   --     Amended and Restated Articles of Incorporation of the Company
                  (incorporated herein by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended
                  December 31, 1997).

    +3.2   --     Amended and Restated Bylaws of the Company, as amended by
                  Amendment No. 1 (incorporated herein by reference to Exhibit
                  3.2 to the Company's Registration Statement on Form 8-A
                  (Registration No. 000-22915) and Amendment No. 2 (incorporated herein by reference to Exhibit 3.2 to the Company's Current
                  Report on Form 8-K dated December 15, 1999).

     4.1   --     Twelfth Amendment to the First Amended, Restated and Combined
                  Loan Agreement by and between Carrizo Oil & Gas, Inc. and
                  Compass Bank dated July 25, 2001.

+        Incorporated herein by reference as indicated.