Form 10-Q
period 2002-06-30
CARRIZO OIL & GAS INC
filed 2002-08-14
CIK 1040593

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


                             For the quarterly period ended JUNE 30, 2002
                                                            -------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                             For the transition period from ________ to _______


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


The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of August 8, 2002, the latest practicable date, was 14,176,716.

                             CARRIZO OIL & GAS, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002
                                      INDEX



PART I.  FINANCIAL INFORMATION                                                                     PAGE

        Item 1.       Consolidated Balance Sheets
                      -  As of December 31, 2001 and June 30, 2002                                   2

                      Consolidated Statements of Operations
                      -  For the three-month and six-month periods ended
                         June 30, 2001 and 2002                                                      3

                      Consolidated Statements of Cash Flows
                      -  For the six-month periods ended June 30, 2001 and
                         2002                                                                        4

                      Notes to Consolidated Financial Statements                                     5

        Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                           11


PART II.  OTHER INFORMATION

        Items 1-6.                                                                                  20

SIGNATURES                                                                                          22

                             CARRIZO OIL & GAS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                                                   December 31,       June 30,
                                                                                                      2001              2002
                                                                                                  -------------     -------------

                                     ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                                       $   3,235,712     $   6,227,274
  Accounts receivable, net of allowance for doubtful accounts of
     $480,000 at December 31, 2001 and June 30, 2002, respectively                                    8,111,482         6,812,140
  Advances to operators                                                                                 508,563         1,063,195
  Deposits                                                                                               47,901            48,124
  Other current assets                                                                                  599,882           619,935
                                                                                                  -------------     -------------

        Total current assets                                                                         12,503,540        14,770,668

PROPERTY AND EQUIPMENT, net (full-cost method of
  accounting for oil and gas properties)                                                            104,132,392       110,715,176
OTHER ASSETS                                                                                            755,731           912,138
                                                                                                  -------------     -------------
                                                                                                  $ 117,391,663     $ 126,397,982
                                                                                                  =============     =============

                              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade                                                                         $  10,263,176     $   7,620,563
  Accrued liabilities                                                                                   347,778         1,668,534
  Advances for joint operations                                                                         367,942         3,730,163
  Current maturities of long-term debt                                                                2,107,030         1,576,604
                                                                                                  -------------     -------------

          Total current liabilities                                                                  13,085,926        14,595,864

LONG-TERM DEBT
   Notes Payable                                                                                     30,831,057        31,369,799
   Notes Payable, recourse solely to interest in oil and gas leases                                   5,250,000         4,500,000
                                                                                                  -------------     -------------

          Total long-term debt                                                                       36,081,057        35,869,799

DEFERRED INCOME TAXES                                                                                 5,020,576         5,720,556
COMMITMENTS AND CONTINGENCIES (Note 5)
CONVERTIBLE PARTICIPATING PREFERRED STOCK (10,000,000 shares of preferred stock authorized, of which 150,000 are shares designated as convertible participating shares, with 62,158.08 convertible participating
  shares issued and outstanding at June 30, 2002) (Note 6)                                                   --         6,026,891

SHAREHOLDERS' EQUITY:
  Warrants (3,010,189 and 3,262,821 outstanding at December 31, 2001
    and June 30, 2002, respectively)                                                                    765,047           780,047
  Common stock, par value $.01 (40,000,000 shares authorized with 14,064,077 and 14,176,049
     issued and outstanding at December 31, 2001 and June 30, 2002, respectively) (Note 7)              140,641           141,760
  Additional paid in capital                                                                         62,735,659        63,221,045
  Accumulated deficit                                                                                (1,143,634)         (167,565)
  Other comprehensive income                                                                            706,391           209,585
                                                                                                  -------------     -------------
                                                                                                     63,204,104        64,184,872
                                                                                                  -------------     -------------
                                                                                                  $ 117,391,663     $ 126,397,982
                                                                                                  =============     =============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CARRIZO OIL & GAS, INC.

                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                    For the Three                          For the Six
                                                                    Months Ended                           Months Ended
                                                                      June 30,                               June 30,
                                                         --------------------------------        --------------------------------
                                                             2001                2002                2001                2002
                                                         ------------        ------------        ------------        ------------

OIL AND NATURAL GAS REVENUES                             $  7,092,202        $  6,779,886        $ 15,819,683        $ 10,806,778

COSTS AND EXPENSES:
   Oil and natural gas operating expenses                   1,131,561           1,340,606           2,431,132           2,353,261
   Depreciation, depletion and amortization                 1,685,582           2,636,110           3,315,326           4,605,832
   General and administrative                                 872,663           1,143,374           1,743,145           2,059,327
   Stock option compensation                                 (114,026)            (14,220)           (445,681)            (56,255)
                                                         ------------        ------------        ------------        ------------

Total costs and expenses                                    3,575,780           5,105,870           7,043,922           8,962,165
                                                         ------------        ------------        ------------        ------------

OPERATING INCOME                                            3,516,422           1,674,016           8,775,761           1,844,613

OTHER INCOME AND EXPENSES:
   Other income and expenses, net                                  --              33,666                  --             127,440
   Interest income                                             72,526               7,864             193,027              27,891
   Interest expense                                          (676,080)           (720,205)         (1,425,861)         (1,432,965)
   Interest expense, related parties                          (53,066)            (55,990)           (105,425)           (111,234)
   Capitalized interest                                       729,146             776,195           1,531,286           1,544,199
                                                         ------------        ------------        ------------        ------------

INCOME BEFORE INCOME TAXES                                  3,588,948           1,715,546           8,968,788           1,999,944

INCOME TAXES (Note 4)                                       1,289,218             641,376           3,205,249             781,850
                                                         ------------        ------------        ------------        ------------

NET INCOME                                               $  2,299,730        $  1,074,170        $  5,763,539        $  1,218,094
                                                         ============        ============        ============        ============

DIVIDENDS AND ACCRETION OF
   DISCOUNT ON PREFERRED STOCK                                     --             167,767                  --             242,025
                                                         ------------        ------------        ------------        ------------

NET INCOME AVAILABLE TO
   COMMON SHAREHOLDERS                                   $  2,299,730        $    906,403        $  5,763,539        $    976,069
                                                         ============        ============        ============        ============

BASIC EARNINGS PER COMMON SHARE (Note 2)                 $       0.16        $       0.06        $       0.41        $       0.07
                                                         ============        ============        ============        ============

DILUTED EARNINGS PER COMMON SHARE (Note 2)               $       0.14        $       0.06        $       0.35        $       0.07
                                                         ============        ============        ============        ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CARRIZO OIL & GAS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)



                                                                                            For the Six
                                                                                            Months Ended
                                                                                              June 30,
                                                                                  --------------------------------
                                                                                      2001               2002
                                                                                  ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                     $  5,763,539        $  1,218,094
   Adjustments to reconcile net income to net
     cash provided by operating activities-
     Depreciation, depletion and amortization                                        3,315,326           4,605,832
     Discount accretion                                                                 42,650              42,819
     Income from derivative instruments                                                     --            (388,988)
     Interest payable in kind                                                               --             667,404
     Stock option compensation benefit                                                (445,681)            (56,255)
     Deferred income taxes                                                           3,139,076             699,980
   Changes in assets and liabilities-
     Accounts receivable                                                              (462,490)           (379,604)
     Other assets                                                                     (211,277)           (260,681)
     Accounts payable, trade                                                            27,405          (2,333,345)
     Other current liabilities                                                         (24,037)            267,418
                                                                                  ------------        ------------
       Net cash provided by operating activities                                    11,144,511           4,082,674
                                                                                  ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, accrual basis                                             (23,588,311)        (11,104,617)
   Adjustment to cash basis                                                         13,337,654           2,696,459
   Advances to operators                                                               119,623            (404,632)
   Advances for joint operations                                                       173,627           3,362,221
                                                                                  ------------        ------------
       Net cash used in investing activities                                        (9,957,407)         (5,450,569)
                                                                                  ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash proceeds from the sale of common stock                                          12,298              11,500
   Net proceeds from the sale of preferred stock                                            --           5,784,865
   Net proceeds from the sale of warrants                                                   --              15,000
   Advances under Borrowing Base Credit Facility                                            --           6,500,000
   Debt repayments                                                                  (3,198,760)         (7,951,908)
                                                                                  ------------        ------------
       Net cash provided by (used in) financing activities                          (3,186,462)          4,359,457
                                                                                  ------------        ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                (1,999,358)          2,991,562

CASH AND CASH EQUIVALENTS, beginning of period                                       8,217,427           3,235,712
                                                                                  ------------        ------------

CASH AND CASH EQUIVALENTS, end of period                                          $  6,218,069        $  6,227,274
                                                                                  ============        ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest (net of amounts capitalized)                            $         --        $         --
                                                                                  ============        ============

   Common stock issued primarily to acquire oil and gas properties (Note 7)       $         --        $    475,006
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

2.       EARNINGS PER COMMON SHARE:

Supplemental earnings per share information is provided below:

                                                                  For the Three Months Ended June 30,
                                                -----------------------------------------------------------------------
                                                          Income                      Shares           Per-Share Amount
                                                -------------------------    ------------------------  ----------------
                                                    2001          2002           2001         2002       2001    2002
                                                -----------   -----------    ----------    ----------   ------  ------

Basic Earnings per Share:

Net Income                                      $ 2,299,730   $ 1,074,170
Less:  dividends and accretion of
  discount on preferred shares                           --       167,767
                                                -----------   -----------
Net income available to common
  shareholders                                  $ 2,299,730   $   906,403    14,058,251    14,151,011   $0.16   $0.06
                                                ===========   ===========    ==========    ==========   =====   =====

Diluted Earnings per Share:

Net Income                                      $ 2,299,730   $ 1,074,170    14,058,251    14,151,011
Stock Options                                            --            --       570,632       543,718
Warrants                                                 --            --     1,740,472     1,522,184
Preferred Shares                                         --            --            --     1,052,632
                                                -----------   -----------    ----------    ----------
Net income                                      $ 2,299,730   $ 1,074,170    16,369,355    17,269,545   $0.14   $0.06
                                                ===========   ===========    ==========    ==========   =====   =====


                                                                    For the Six Months Ended June 30,
                                                -----------------------------------------------------------------------
                                                          Income                      Shares           Per-Share Amount
                                                -------------------------    ------------------------  ----------------
                                                    2001          2002           2001         2002       2001    2002
                                                -----------   -----------    ----------    ----------   ------  ------

Basic Earnings per Share:

Net Income                                      $ 5,763,539   $ 1,218,094
Less:  dividends and accretion of
  discount on preferred shares                           --       242,025
                                                -----------   -----------
Net income available to common
     shareholders                               $ 5,763,539   $   976,069    14,058,090    14,139,894   $0.41   $0.07
                                                ===========   ===========    ==========    ==========   =====   =====

Diluted Earnings per Share:

Net Income                                      $ 5,763,539   $ 1,218,094    14,058,090    14,139,894
Stock Options                                            --            --       685,194       427,736
Warrants                                                 --            --     1,924,631     1,362,625
Preferred Shares                                         --            --            --     1,052,632
                                                -----------   -----------    ----------    ----------
Net income                                      $ 5,763,539   $ 1,218,094    16,667,915    16,982,887   $0.35   $0.07
                                                ===========   ===========    ==========    ==========   =====   =====

Net income per common share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. The Company had outstanding 161,500 and 189,833 stock options and zero and 252,632 warrants during the three months ended June 30, 2001 and 2002, respectively, which were antidilutive and were not included in the calculation because the exercise price of these instruments exceeded the underlying market value of the options and warrants. The

Company also had outstanding 79,500 and 202,333 stock options and zero and 252,632 warrants during the six months ended June 30, 2001 and 2002, respectively, which were antidilutive and were not included in the calculation.

3.       LONG-TERM DEBT:

At December 31, 2001 and June 30, 2002, long-term debt consisted of the following:

                                                            December 31,        June 30,
                                                                2001              2002
                                                            ------------      ------------

Compass Facility                                            $  7,166,000      $         --
Hibernia Credit Facility                                              --         6,500,000
Senior subordinated notes                                     21,635,252        22,274,454
Senior subordinated notes, related parties                     2,403,916         2,474,938
Capital lease obligation                                         232,919           197,011
Non-recourse note payable to
   Rocky Mountain Gas, Inc.                                    6,750,000         6,000,000
                                                            ------------      ------------

                                                              38,188,087        37,446,403
Less:  current maturities                                     (2,107,030)       (1,576,604)
                                                            ------------      ------------

                                                            $ 36,081,057      $ 35,869,799
                                                            ============      ============

On May 24, 2002, the Company entered into a credit agreement with Hibernia National Bank (the "Hibernia Facility") which matures on January 31, 2005, and repaid its existing facility with Compass Bank (the "Compass Bank"). The Hibernia Facility provides a revolving line of credit of up to $30 million. It is secured by substantially all of the Company's assets and is guaranteed by all of the Company's subsidiaries.

The borrowing base will be determined by Hibernia National Bank at least semi-annually on each October 31 and April 30. The initial borrowing base is $12 million. Each party to the credit agreement can request one unscheduled borrowing base determination subsequent to each scheduled determination. The borrowing base will at all times equal the borrowing base most recently determined by Hibernia National Bank, less quarterly borrowing base reductions required subsequent to such determination. Hibernia National Bank will reset the borrowing base amount at each scheduled and each unscheduled borrowing base determination date. The initial quarterly borrowing base reduction, which commenced on June 30, 2002, is $1,250,000.

If the principal balance of the Hibernia Facility ever exceeds the borrowing base as reduced by the quarterly borrowing base reduction (as described above), the principal balance in excess of such reduced borrowing base will be due as of the date of such reduction. Otherwise, any unpaid principal or interest will be due at maturity.

If the principal balance of the Hibernia Facility ever exceeds any re-determined borrowing base, the Company has the option within thirty days to (individually or in combination): (i) make a lump sum payment curing the deficiency; (ii) pledge additional collateral sufficient in Hibernia National Bank's opinion to increase the borrowing base and cure the deficiency; or (iii) begin making equal monthly principal payments that will cure the deficiency within the ensuing six-month period. Such payments are in addition to any payments that may come due as a result of the quarterly borrowing base reductions.

For each tranche of principal borrowed under the revolving line of credit, the interest rate will be, at the Company's option: (i) the Eurodollar Rate, plus an applicable margin equal to 2.375% if the amount borrowed is greater than or equal to 90% of the borrowing base, 2.0% if the amount borrowed is less than 90%, but greater than or equal to 50% of the borrowing base, or 1.625% if the amount borrowed is less than 50% of the borrowing base; or (ii) the Base Rate, plus an applicable margin of 0.375% if the amount borrowed is greater than or equal to 90% of the borrowing base. Interest on Eurodollar Loans is payable on either the last day of each Eurodollar option period or monthly, whichever is earlier. Interest on Base Rate Loans is payable monthly.

The Company is subject to certain covenants under the terms of the Hibernia Facility, including, but not limited to the maintenance of the following financial covenants: (i) a minimum current ratio of 1.0 to 1.0, (ii) a minimum quarterly debt services coverage of 1.25 times, and (iii) a minimum shareholders equity equal to $56 million, plus 100% of all common and preferred equity contributed by shareholders, plus 50% of all positive earning occurring subsequent to such quarter end, all ratios as more particularly discussed in the credit facility. The Hibernia Facility also places restrictions on additional indebtedness, dividends to non-preferred stockholders, liens, investments, mergers, acquisitions, asset dispositions, asset pledges and mortgages, change of control, repurchase or redemption for cash of the Company's common or preferred stock, speculative commodity transactions, and other matters.

At December 31, 2001 and June 30, 2002, amounts outstanding under the Compass Facility totaled $7,166,000 and zero, respectively, with an additional $620,000 and zero, respectively, available for future borrowings. At December 31, 2001 and June 30, 2002, amounts outstanding under the Hibernia Facility totaled zero and $6,500,000, respectively, with an additional zero and $4,250,000, respectively, available for future borrowings. At December 31, 2001, one letter of credit was issued and outstanding under the Compass Facility in the amount of $224,000. At June 30, 2002, one letter of credit was issued and outstanding under the Hibernia Facility in the amount of $224,000.

On June 29, 2001, CCBM, Inc., a wholly owned subsidiary of the Company ("CCBM"), issued a non-recourse promissory note payable in the amount of $7,500,000 to Rocky Mountain Gas, Inc. ("RMG") as consideration for certain interests in oil and gas leases held by RMG in Wyoming and Montana. The RMG note is payable in 41-monthly principal payments of $125,000 plus interest at 8% per annum commencing July 31, 2001 with the balance due December 31, 2004. The RMG note is secured solely by CCBM's interests in the oil and gas leases in Wyoming and Montana. At December 31, 2001 and June 30, 2002, the outstanding principal balance of this note was $6,750,000 and $6,000,000, respectively.

In December 2001, the Company entered into a capital lease agreement secured by certain production equipment in the amount of $243,369. The lease is payable in one payment of $11,323 and 35 monthly payments of $7,549 including interest at 8.6% per annum. The Company has the option to acquire the equipment at the conclusion of the lease for $1.

In December 1999, the Company consummated the sale of $22 million principal amount of 9% Senior Subordinated Notes due 2007 (the "Subordinated Notes") to an investor group led by CB Capital Investors, L.P. (now known as JPMorgan Partners, LLC) which included certain members of the Board of Directors. Concurrently, the Company also sold $8 million of Common Stock and Warrants to this investor group. The Subordinated Notes were sold at a discount of $688,761, which is being amortized over the life of the notes. Interest payments are due quarterly commencing on March 31, 2000. The Company may elect, for a period of up to five years, to increase the amount of the Subordinated Notes for 60% of the interest which would otherwise be payable in cash. As of December 31, 2001 and June 30, 2002, the outstanding balance of the Subordinated Notes had been increased by $2,552,970 and $3,220,375, respectively, for such interest paid in kind.

The Company is subject to certain covenants under the terms under the Subordinated Notes securities purchase agreement, including but not limited to,
(a) maintenance of a specified tangible net worth, (b) maintenance of a ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to quarterly Debt Service (as defined in the agreement) of not less than 1.00 to 1.00, and (c) a limitation of its capital expenditures to an amount equal to the Company's EBITDA for the immediately prior fiscal year (unless approved by the Company's Board of Directors and a JPMorgan Partners, LLC appointed director).

4.       INCOME TAXES:

The Company has recorded a provision for deferred income taxes at the rate of 35%, which also approximates its statutory rate. Such provisions were $1,256,132 and $600,441 for the three months ended June 30, 2001 and 2002, respectively and $3,139,076 and $699,980 for the six months ended June 30, 2001 and 2002, respectively.

5.       COMMITMENTS AND CONTINGENCIES:

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.

In July 2001, the Company was notified of a prior lease in favor of a predecessor of ExxonMobil purporting to be valid and covering the same property as the Company's Neblett lease in Starr County, Texas. The Neblett lease is part of a unit in N. La Copita Prospect in which the Company owns a non-operating interest. The operator of the lease, GMT, filed a petition for, and was granted, a temporary restraining order against ExxonMobil in the 229th Judicial Court in Starr County, Texas enjoining ExxonMobil from taking possession of the Neblett wells. Pending resolution of the underlying title issue, the temporary restraining order was extended voluntarily by agreement of the parties, conditioned on GMT paying the revenues into escrow and agreeing to provide ExxonMobil with certain discovery materials in this action. ExxonMobil has filed a counterclaim against GMT and all the non-operators, including the Company, to establish the validity of their lease, remove cloud on title, quiet title to the property, and for conversion, trespass and punitive damages. ExxonMobil seek unspecified damages for the lost profits on the sale of the hydrocarbons from this property, and for a determination of whether the Company and the other working interest owners were in good faith or bad faith in trespassing on this lease. If a determination of bad faith is made, the parties will not be able to recover their costs of developing this property from the revenues therefrom. While there is always a risk in the outcome of the litigation, the Company believes there is no question that the Company acted in good faith and intends to vigorously defend its position. The Company, along with GMT and other partners, are attempting to negotiate a settlement with ExxonMobil that would allow GMT et al (including the Company) to participate for their respective shares of a working interest in the Neblett unit, and would allow for the recovery of well costs. If the case cannot be settled and the title issue is decided unfavorably, the Company believes that it will ultimately be able to recover its costs as a good faith trespasser. A complete loss of the lease in question would result in the loss to the Company of approximately .6 Bcfe of reported proved reserves as of December 31, 2000 or ..9 Bcfe of reported proved reserves as of June 30, 2001. No reserves with respect to these properties were included in the Company's reported proved reserves as of December 31, 2001 and June 30, 2002. At the time of shut in, the Neblett #1 well was producing at the rate of approximately 45 Mcfe per day, the Neblett #2 was producing at the rate of approximately 90 Mcfe per day and the Neblett #3 well was producing at the rate of approximately 895 Mcfe per day, all net to the Company's interest. The Company believes that an unfavorable outcome in this matter would not have a material impact on its financial statements. The Company has recorded revenues only to the extent of well costs funded by the Company.

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

During August 2001, the Company entered into a one year agreement whereby the lessor will provide to the Company up to $800,000 in financing for production equipment utilizing capital leases. At December 31, 2001 and June 30, 2002, one lease in the amount of $243,369 had been executed under this facility.

6.       CONVERTIBLE PARTICIPATING PREFERRED STOCK:

In February 2002, the Company consummated the sale of $6 million of Convertible Participating Series B Preferred Stock (the "Series B Preferred Stock") and warrants to purchase Carrizo common stock to an investor group led by Mellon Ventures, Inc. which included Steven A. Webster, the Company's Chairman of the Board of Directors. The Series B Preferred Stock is convertible into common stock by the investors at a conversion price of $5.70 per share, subject to adjustments, and is initially convertible into 1,052,632 shares of common stock. Dividends on the Series B Preferred Stock will be payable in either cash at a rate of 8% per annum or, at the Company's option, by payment in kind of additional shares of the same series of preferred stock at a rate of 10% per annum. At June 30, 2002, the outstanding balance of the Series B Preferred Stock had been increased by $218,508 (2,185.08 shares) for dividends paid in kind. The Series B Preferred Stock is redeemable at varying prices in whole or in part at the holders' option after three years or at the Company's option at any time. The Series B Preferred Stock will also participate in any dividends declared on the common stock. Holders of the Series B Preferred Stock will receive a liquidation preference upon the liquidation of, or certain mergers or sales of substantially all assets involving, the Company. Such holders will also have the option of receiving a change of control repayment price upon certain deemed change of control transactions. The warrants have a five-year term and entitle the holders to purchase up to 252,632 shares of Carrizo's common stock at a price of $5.94 per share, subject to adjustments, and are exercisable at any time after issuance. The warrants may be exercised on a cashless exercise basis.

Net proceeds of this financing were approximately 5.8 million that were used primarily to fund the Company's ongoing exploration and development program.

7.       COMMON STOCK:

The Company issued 106,472 shares of common stock during the six months ended June 30, 2002 at a valuation of $475,006. Of these shares issued, 76,472 were issued as partial consideration for the purchase of an interest in certain oil and gas properties and 30,000 shares were issued as an advance payment towards the purchase of certain interests in coalbed methane properties that closed during July 2002.

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

Upon entering into a derivative contract, the Company designates the derivative instruments as a hedge of the variability of cash flow to be received (cash flow hedge). Changes in the fair value of a cash flow hedge are recorded in other comprehensive income to the extent that the derivative is effective in offsetting changes in the fair value of the hedged item. Any ineffectiveness in the relationship between the cash flow hedge and the hedged item is recognized currently in income. Gains and losses accumulated in other comprehensive income associated with the cash flow hedge are recognized in earnings as oil and gas revenues when the forecasted transaction occurs. All of the Company's derivative instruments at January 1, 2001 and December 31, 2001 and June 30, 2002 were designated and effective as cash flow hedges except for its positions with an affiliate of Enron Corp. discussed below.

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

In November 2001, the Company had no-cost collars with an affiliate of Enron Corp., designated as hedges, covering 2,553,000 MMBtu of gas production from December 2001 through December 2002. The value of these derivatives at that time was $759,000. Because of Enron's financial condition, the Company concluded that the derivatives contracts were no longer effective and thus did not qualify for hedge accounting treatment. As required by SFAS No. 133, the value of these derivative instruments as of November 2001 ($759,000) was recorded in accumulated other comprehensive income and will be reclassified into earnings over the original term of the derivative instruments. For the six months ended June 30, 2002, $388,988 was reclassified from other comprehensive income into oil and gas revenues. An allowance for the related asset totaling $759,000, net of tax of $409,000, was charged to other expense during the fourth quarter of 2001. At December 31, 2001 and June 30, 2002, $706,000, net of tax of $380,000,
and $317,000 net of tax of $171,000, respectively, remained in accumulated other comprehensive income related to the deferred gains on these derivatives. In March 2002, the Company, in accordance with the provisions of the Enron contracts, formally notified Enron of its default thereunder and terminated all remaining outstanding contracts with Enron. The Company has filed a claim in the amount of approximately $1.2 million in the Enron bankruptcy proceedings.

At June 30, 2002, the Company had recorded $108,000 of hedging losses in other comprehensive income, almost none of which is expected to be reclassified to earnings within the next twelve months. The amount ultimately reclassified to earnings will vary due to changes in the fair values of the derivatives designated as cash flow hedges prior to their settlement. Total oil and natural gas purchased and sold under swap arrangements during the three months ended June 30, 2001 and 2002 were zero Bbls and 45,500 Bbls, respectively, and 726,000 MMBtu and 728,000 MMBtu, respectively. Income and (losses) realized by the Company under such swap arrangements were $331,000 and ($377,000) for the three months ended June 30, 2001 and 2002, respectively. Total oil and natural gas purchased and sold under swap arrangements during the six months ended June 30, 2001 and 2002 were 18,000 Bbls and 45,500 Bbls, respectively, and 1,719,000 MMBtu and 1,538,000 MMBtu, respectively. Losses realized by the Company under such swap arrangements were $681,000 and $377,000 for the six months ended June 30, 2001 and 2002, respectively. At June 30, 2001, the Company had outstanding hedge positions covering 1,731,000 MMBtu and zero Bbls. The 1,731,000 MMBtu of natural gas hedges had an average floor of $4.10 and an average ceiling of $5.56 for July 2001 through March 2002 production. At June 30, 2002, the Company had outstanding hedge positions covering 3,350,000 MMBtu and 27,600 Bbls. The natural gas hedges consisted of 977,000 MMBtu with an average fixed price of $3.37 for July through December 2002 production and 2,373,000 MMBtu with an average floor of $3.40 and an average ceiling of $5.23 for November 2002 through December 2003 production. The oil hedges consisted of 27,600 Bbls with a floor of $22.00 and a ceiling of $25.00 for July 2002 through September 2002 production.

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

GENERAL OVERVIEW

The Company began operations in September 1993 and initially focused on the acquisition of producing properties. As a result of the increasing availability of economic onshore 3-D seismic surveys, the Company began to obtain 3-D seismic data and options to lease substantial acreage in 1995 and began to drill its 3-D based prospects in 1996. The Company drilled 25 gross wells in the Gulf Coast region in 2001 and seven gross wells through the six months ended June 30, 2002. The Company has budgeted to drill up to 16 gross wells (6.6 net) in the Gulf Coast region in 2002; however, the actual number of wells drilled will vary depending upon various factors, including the availability and cost of drilling rigs, land and industry partner issues, Company cash flow, success of drilling programs, weather delays and other factors. If the Company drills the number of wells it has budgeted for 2002, depreciation, depletion and amortization, oil and gas operating expenses and production are expected to increase over levels incurred in 2001. The Company has typically retained the majority of its interests in shallow, normally pressured prospects and sold a portion of its interests in deeper, overpressured prospects.

The Company has primarily grown through the internal development of properties within its exploration project areas, although the Company has acquired properties with existing production in the past.

During the second quarter of 2001, the Company formed CCBM, Inc. ("CCBM") as a wholly-owned subsidiary. CCBM was formed to acquire interests in certain oil and gas leases in Wyoming and Montana in areas prospective for coalbed methane and develop such interests. CCBM agreed to spend up to $5 million for drilling costs on these leases through December 2003, 50% of which would be spent pursuant to an obligation to fund $2.5 million of drilling costs on behalf of RMG, from whom the interests in the leases were acquired. CCBM drilled 31 gross wells (12.0 net) and incurred total drilling costs of $819,000 in 2001 and drilled 22 gross wells (9 net) and incurred total drilling costs of $1.1 million through the six months ended June 30, 2002. These wells typically take up to 18 months to evaluate and determine whether or not they are successful. CCBM has budgeted to drill 30 gross (15 net) wells in 2002. Through June 30, 2002, CCBM has satisfied $1.2 million of the drilling obligations on behalf of RMG.

In order to reduce its exposure to short-term fluctuations in the price of oil and natural gas, and not for speculation purposes, the Company periodically enters into hedging arrangements. The Company's hedging arrangements apply to only a portion of its production and provide only partial price protection against declines in oil and natural gas prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas or a sudden, unexpected event materially impacts oil or natural gas prices. In addition, the Company's hedging arrangements limit the benefit to the Company of increases in the price of oil and natural gas. At June 30, 2002, the Company had recorded $108,000 of hedging losses in other comprehensive income, almost none of which is expected to be reclassified to earnings within the next twelve months. The amount ultimately reclassified to earnings will vary due to changes in the fair values of the derivatives designated as cash flow hedges prior to their settlement. Total oil and natural gas purchased and sold under swap arrangements during the three months ended June 30, 2001 and 2002 were zero Bbls and 45,500 Bbls, respectively, and 726,000 MMBtu and 728,000 MMBtu, respectively. Income and (losses) realized by the Company under such swap arrangements were $331,000 and ($377,000) for the three months ended June 30, 2001 and 2002, respectively. Total oil and natural gas purchased and sold under swap arrangements during the six months ended June 30, 2001 and 2002 were 18,000 Bbls and 45,500 Bbls, respectively, and 1,719,000 MMBtu and 1,538,000 MMBtu, respectively. Losses realized by the Company under such swap arrangements were $681,000 and $377,000 for the six months ended June 30, 2001 and 2002, respectively. At June 30, 2001, the Company had outstanding hedge positions covering 1,731,000 MMBtu and zero Bbls. The 1,731,000 MMBtu of natural gas hedges had an average floor of $4.10 and an average ceiling of $5.56 for July 2001 through March 2002 production. At June 30, 2002, the Company had outstanding hedge positions covering 3,350,000 MMBtu and 27,600 Bbls. The natural gas hedges consisted of 977,000 MMBtu with an average fixed price of $3.37 for July through December 2002 production and 2,373,000 MMBtu with an average floor of $3.40 and an average ceiling of $5.23 for November 2002 through December 2003 production. The oil hedges consisted of 27,600 Bbls with a floor of $22.00 and a ceiling of $25.00 for July 2002 through September 2002 production. The Company's gas hedge prices are based on Houston Ship Channel prices. The Company's Board of Directors sets all of the Company's hedging policy, including volumes, types of instruments and counterparties, on a quarterly basis. These policies are implemented by management through the execution of trades by either the President or Chief Financial Officer after consultation and concurrence by the President, Chief Financial Officer and Chairman of the Board. The master contracts with the authorized counterparties identify the President and Chief Financial Officer as the only Company representatives authorized to execute trades. The Board of Directors also reviews the status and results of hedging activities quarterly. On January 1, 2001, the Company adopted Statement of Financial Standards No.
133. See Note 8 to the Financial Statements.

In November 2001, the Company had no-cost collars with an affiliate of Enron Corp., designated as hedges, covering 2,553,000 MMBtu of gas production from December 2001 through December 2002. The value of these derivatives at that time was $759,000. Because of Enron's financial condition, the Company concluded that the derivatives contracts were no longer effective and thus did not qualify for hedge accounting treatment. As required by SFAS No. 133, the value of these derivative instruments as of November 2001 ($759,000) was recorded in accumulated other comprehensive income and will be reclassified into earnings over the original term of the derivative instruments. For the six months ended June 30, 2002, $389,000 was reclassified from other comprehensive income into oil and gas revenues. An allowance for the related asset totaling $759,000, net of tax of $409,000, was charged to other expense during the fourth quarter of 2001. At December 31, 2001 and June 30, 2002, $706,000, net of tax of $380,000,
and $317,000 net of tax of $71,000, respectively, remained in accumulated other comprehensive income related to the deferred gains on these derivatives. In March 2002, the Company, in accordance with the provisions of the Enron contracts, formally notified Enron of its default thereunder and terminated all remaining outstanding contracts with Enron. The Company has filed a claim in the amount of approximately $1.2 million in the Enron bankruptcy proceedings.

The Company uses the full-cost method of accounting for its oil and gas properties. Under this method, all acquisition, exploration and development costs, including any general and administrative costs that are directly attributable to the Company's acquisition, exploration and development activities, are capitalized in a "full-cost pool" as incurred. The Company records depletion of its full-cost pool using the unit-of-production method. To the extent that such capitalized costs in the full-cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and gas reserves, such excess costs are charged to operations in the form of a "ceiling test write-down". Primarily as a result of depressed oil and natural gas prices, and the resulting downward reserve quantities revisions, the Company recorded a ceiling test write-down of $20.3 million in 1998. Based on oil and gas prices in effect on December 31, 2001, the unamortized cost of oil and gas properties exceeded the cost center ceiling. As permitted by full cost accounting rules, improvements in pricing subsequent to December 31, 2001 removed the necessity to record a ceiling writedown. Using prices in effect on December 31, 2001 the pretax writedown would have been approximately $700,000. Because of the volatility of oil and gas prices, no assurance can be given that the Company will not experience a ceiling test writedown in future periods. A ceiling test write-down was not required for the three months and six months ended June 30, 2002 or 2001. Once incurred, a write-down of oil and gas properties is not reversible at a later date.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2002
Compared to the Three Months Ended June 30, 2001

Production volumes for natural gas during the three months ended June 30, 2002 increased 14% to 1,307,589 Mcf from 1,151,221 Mcf for the same period in 2001. Average natural gas prices decreased 32% to $3.42 per Mcf in the second quarter of 2002 from $5.02 per Mcf in the same period in 2001. Production volumes for oil in the second quarter of 2002 increased 88% to 94,879 Bbls from 50,514 Bbls for the same period in 2001. Average oil prices decreased 6% to $24.35 per barrel in the second quarter of 2002 from $25.97 per barrel in the same period in 2001. Primarily as a result of such lower prices, oil and natural gas revenues for the three months ended June 30, 2002 decreased 4% to $6,780,000 from $7,092,000 for the same period in 2001. The increase in oil production was due to a full quarter of production at the Staubach #1 and Riverdale #2 wells and the commencement of production at the Delta Farms #1 and Riverdale #3 wells, offset by the natural decline in production of other older wells, primarily at initial Matagorda County Project wells. The increase in natural gas production was due primarily to the full quarter of production at the Staubach #1 and Riverdale #2 wells and the commencement of production at the Delta Farms #1 and Riverdale #3 wells, offset by the natural decline in production of other older wells. Oil and natural gas revenues include the impact of hedging activities as discussed above under "General Overview."

The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the three months ended June 30, 2001 and 2002:

                                                                                          2002 Period
                                                                                     Compared to 2001 Period
                                                           June 30,               -----------------------------
                                                  ---------------------------       Increase        % Increase
                                                      2001            2002         (Decrease)        (Decrease)
                                                  -----------     -----------     -----------       -----------

Production volumes -
   Oil and condensate (Bbls)                           50,514          94,879          44,365               88%
   Natural gas (Mcf)                                1,151,221       1,307,589         156,368               14%
Average sales prices - (1)
   Oil and condensate (per Bbls)                  $     25.97     $     24.35     $     (1.62)              (6%)
   Natural gas (per Mcf)                                 5.02            3.42           (1.60)             (32%)
Operating revenues -
   Oil and condensate                             $ 1,312,062     $ 2,310,121     $   998,059               76%
   Natural gas                                      5,780,140       4,469,765      (1,310,375)             (23%)
                                                  -----------     -----------     -----------

Total                                             $ 7,092,202     $ 6,779,886     $  (312,316)              (4%)
                                                  ===========     ===========     ===========

----------
(1)      Includes impact of hedging activities.

Oil and natural gas operating expenses for the three months ended June 30, 2002 increased 18% to $1,341,000 from $1,132,000 for the same period in 2001 primarily due to increased ad valorem taxes and the addition of more wells, offset by a reduction in costs on older producing fields. Operating expenses per equivalent unit decreased 8% to $.71 per Mcfe in the second quarter of 2002 from $.78 per Mcfe in the same period in 2001 primarily as a result of lower severance taxes and increased production of oil and natural gas on new, high rate, lower cost per unit wells, offset by higher ad valorem taxes.

Depreciation, depletion and amortization (DD&A) expense for the three months ended June 30, 2002 increased 56% to $2,636,000 from $1,686,000 for the same period in 2001. This increase was due to increased production and the addition of costs to the proved property cost pool. General and administrative expense for the three months ended June 30, 2002 increased 31% to $1,143,000 from $873,000 for the same period in 2001 primarily as a result of the addition of staff to handle increased drilling and production activities.

Income taxes decreased to $641,000 for the three months ended June 30, 2002 from $1,289,000 for the same period in 2001.

Interest income for the three months ended June 30, 2002 decreased to $8,000 from $73,000 in the second quarter of 2001 primarily as a result of lower interest rates during 2002. Capitalized interest increased to $776,000 in the second quarter of 2002 from $729,000 in the second quarter of 2001 primarily due to increased debt outstanding that resulted in higher interest costs during the second quarter of 2002.

Income before income taxes for the three months ended June 30, 2002 decreased to $1,716,000 from $3,589,000 in the same period in 2001. Net income for the three months ended June 30, 2002 decreased to $906,000 from $2,300,000 for the same period in 2001 primarily as a result of the factors described above.

Six Months Ended June 30, 2002,
Compared to the Six Months Ended June 30, 2001

Production volumes for natural gas during the six months ended June 30, 2002 decreased 4% to 2,406,205 Mcf from 2,312,271 Mcf for the same period in 2001. Average natural gas prices decreased 47% to $3.08 per Mcf in the first six months of 2002 from $5.84 per Mcf in the same period in 2001. Production volumes for oil in the first six months of 2002 increased 68% to 148,088 Bbls from 87,974 Bbls for the same period in 2001. Average oil prices decreased 13% to $22.97 per barrel in the first six months of 2002 from $26.28 per barrel in the same period in 2001. Primarily as a result of such lower prices, oil and natural gas revenues for the six months ended June 30, 2002 decreased 32% to $10,807,000 from $15,820,000 for the same period in 2001. The increase in oil production was due primarily to the commencement of production at the Delta Farms #1, Riverdale #2 and the Staubach #1 wells offset by the natural decline in production of other older wells. The increase in natural gas production was due primarily to the commencement of production at the Delta Farms #1, Riverdale #2 and Staubach #1 wells offset by the natural decline in production at other wells, primarily from the initial Matagorda County Project wells. Oil and natural gas revenues include the impact of hedging activities as discussed above under "General Overview."

The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the six months ended June 30, 2001 and 2002:

                                                                                              2002 Period
                                                                                         Compared to 2001 Period
                                                             June 30,               ----------------------------------
                                                  -----------------------------       Increase            % Increase
                                                      2001             2002          (Decrease)            (Decrease)
                                                  ------------     ------------     ------------          ------------

Production volumes -
   Oil and condensate (Bbls)                            87,974          148,088           60,114               68%
   Natural gas (Mcf)                                 2,312,271        2,406,205           93,934                4%
Average sales prices - (1)
   Oil and condensate (per Bbls)                  $      26.28     $      22.97     $      (3.31)             (13%)
   Natural gas (per Mcf)                                  5.84             3.08            (2.76)             (47%)
Operating revenues -
   Oil and condensate                             $  2,311,893     $  3,400,846     $  1,088,953               47%
   Natural gas                                      13,507,790        7,405,932       (6,101,858)             (45%)
                                                  ------------     ------------     ------------

Total                                             $ 15,819,683     $ 10,806,778     $ (5,012,905)             (32%)
                                                  ============     ============     ============

----------
(2)      Includes impact of hedging activities.

Oil and natural gas operating expenses for the six months ended June 30, 2002 decreased 3% to $2,353,000 from $2,431,000 for the same period in 2001 primarily due to lower severance taxes offset by the addition of more wells and increased ad valorem taxes. Operating expenses per equivalent unit decreased 17% to $.71 per Mcfe in the first six months of 2002 from $.86 per Mcfe in the same period in 2001 primarily as a result of the addition of higher rate, lower cost per unit wells, and lower severance taxes offset by higher ad valorem taxes and decreased production of natural gas as wells naturally decline.

Depreciation, depletion and amortization (DD&A) expense for the six months ended June 30, 2002 increased 39% to $4,606,000 from $3,315,000 for the same period in 2001. This increase was due to increased production and additional seismic and drilling costs. General and administrative expense for the six months ended June 30, 2002 increased 18% to $2,059,000 from $1,743,000 for the same period in 2001 primarily as a result of the addition of staff to handle increased drilling and production activities.

Income taxes decreased to $782,000 for the six months ended June 30, 2002 from $3,205,000 for the same period in 2001.

Interest income for the six months ended June 30, 2002 decreased to $28,000 from $193,000 in the first six months of 2001 primarily as a result of lower interest rates during 2002. Capitalized interest decreased to $1,420,000 in the first six months of 2002 from $1,531,000 in the first six months of 2001 primarily due to lower interest costs during the first six months of 2002.

Income before income taxes for the six months ended June 30, 2002 decreased to $2,000,000 from $8,969,000 in the same period in 2001. Net income for the six months ended June 30, 2002 decreased to $1,218,000 from $5,764,000 for the same period in 2001 primarily as a result of the factors described above.

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

The Company's primary sources of liquidity have included funds generated by operations, equity capital contributions, proceeds from the 1997 initial public offering, the 1998 sale of shares of Series A Preferred Stock and Warrants, the December 1999 sale of Subordinated Notes, Common Stock and Warrants, the 2002 sale of shares of Series B Convertible Participating Preferred Stock and Warrants, borrowings (primarily under revolving credit facilities) and the Palace Agreement that provided a portion of the funding for the Company's 1999, 2000, 2001 and 2002 drilling program in return for participation in certain wells.

Cash flows provided by operations (after changes in working capital) were $6,454,000 and $4,083,000 for the six months ended June 30, 2001 and 2002, respectively. The decrease in cash flows provided by operations in 2002 as compared to 2001 was due primarily to higher prevailing oil and natural gas prices during the first six months of 2001.

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

The Company has continued to reinvest a substantial portion of its cash flows into increasing its 3-D supported drilling prospect portfolio, improving its 3-D seismic interpretation technology and funding its drilling program. Oil and gas capital expenditures were $11.1 million for the six months ended June 30, 2002, which included $2.0 million of capitalized interest and general and administrative costs. The Company's drilling efforts in the Gulf Coast region resulted in the successful completion of 20 gross wells (5.9 net) during the year ended December 31, 2001 and the successful completion of all seven gross wells (2.7 net) drilled during the six months ended June 30, 2002. All of the 22 gross wells (9.0 net) drilled by CCBM are awaiting evaluation before a determination can be made as to their success.

FINANCING ARRANGEMENTS


On May 24, 2002, the Company entered into a credit agreement with Hibernia National Bank (the "Hibernia Facility") which matures on January 31, 2005, and repaid its existing facility with Compass Bank (the "Compass Bank"). The Hibernia Facility provides a revolving line of credit of up to $30 million. It is secured by substantially all of the Company's assets and is guaranteed by all of the Company's subsidiaries.

The borrowing base will be determined by Hibernia National Bank at least semi-annually on each October 31 and April 30. The initial borrowing base is $12 million. Each party to the credit agreement can request one unscheduled borrowing base determination subsequent to each scheduled determination. The borrowing base will at all times equal the borrowing base most recently determined by Hibernia National Bank, less quarterly borrowing base reductions required subsequent to such determination. Hibernia National Bank will reset the borrowing base amount at each scheduled and each unscheduled borrowing base determination date. The initial quarterly borrowing base reduction, which commenced on June 30, 2002, is $1,250,000.

If the principal balance of the Hibernia Facility ever exceeds the borrowing base as reduced by the quarterly borrowing base reduction (as described above), the principal balance in excess of such reduced borrowing base will be due as of the date of such reduction. Otherwise, any unpaid principal or interest will be due at maturity.

If the principal balance of the Hibernia Facility ever exceeds any re-determined borrowing base, the Company has the option within thirty days to (individually or in combination): (i) make a lump sum payment curing the deficiency; (ii) pledge additional collateral sufficient in Hibernia National Bank's opinion to increase the borrowing base and cure the deficiency; or (iii) begin making equal monthly principal payments that will cure the deficiency within the ensuing six-month period. Such payments are in addition to any payments that may come due as a result of the quarterly borrowing base reductions.

For each tranche of principal borrowed under the revolving line of credit, the interest rate will be, at the Company's option: (i) the Eurodollar Rate, plus an applicable margin equal to 2.375% if the amount borrowed is greater than or equal to 90% of the borrowing base, 2.0% if the amount borrowed is less than 90%, but greater than or equal to 50% of the borrowing base, or 1.625% if the amount borrowed is less than 50% of the borrowing base; or (ii) the Base Rate, plus an applicable margin of 0.375% if the amount borrowed is greater than or equal to 90% of the borrowing base. Interest on Eurodollar Loans is payable on either the last day of each Eurodollar option period or monthly, whichever is earlier. Interest on Base Rate Loans is payable monthly.

The Company is subject to certain covenants under the terms of the Hibernia Facility, including, but not limited to the maintenance of the following financial covenants: (i) a minimum current ratio of 1.0 to 1.0, (ii) a minimum quarterly debt services coverage of 1.25 times, and (iii) a minimum shareholders equity equal to $56 million, plus 100% of all common and preferred equity contributed by shareholders, plus 50% of all positive earning occurring subsequent to such quarter end, all ratios as more particularly discussed in the credit facility. The Hibernia Facility also places restrictions on additional indebtedness, dividends to non-preferred stockholders, liens, investments, mergers, acquisitions, asset dispositions, asset pledges and mortgages, change of control, repurchase or redemption for cash of the Company's common or preferred stock, speculative commodity transactions, and other matters.

At December 31, 2001 and June 30, 2002, amounts outstanding under the Compass Facility totaled $7,166,000 and zero, respectively, with an additional $620,000 and zero, respectively, available for future borrowings. At December 31, 2001 and June 30, 2002, amounts outstanding under the Hibernia Facility totaled zero and $6,500,000, respectively, with an additional zero and $4,250,000, respectively, available for future borrowings. At December 31, 2001, one letter of credit was issued and outstanding under the Compass Facility in the amount of $224,000. At June 30, 2002, one letter of credit was issued and outstanding under the Hibernia Facility in the amount of $224,000.

On June 29, 2001, CCBM, Inc., a wholly owned subsidiary of the Company ("CCBM"), issued a non-recourse promissory note payable in the amount of $7,500,000 to RMG as consideration for certain interest in oil and gas leases held by RMG in Wyoming and

Montana. The RMG note is payable in 41-monthly principal payments of $125,000 plus interest at 8% per annum commencing July 31, 2001 with the balance due December 31, 2004. The RMG note is secured solely by CCBM's interests in the oil and gas leases in Wyoming and Montana.

In December 2001, the Company entered into a capital lease agreement secured by certain production equipment in the amount of $243,369. The lease is payable in one payment of $11,323 and 35 monthly payments of $7,549 including interest at 8.6% per annum. The Company has the option to acquire the equipment at the conclusion of the lease for $1.

In December 1999, the Company consummated the sale of $22 million principal amount of 9% Senior Subordinated Notes due 2007 (the "Subordinated Notes") to an investor group led by CB Capital Investors, L.P. (now JPMorgan Partners, LLC) which included certain members of the Board of Directors. The Subordinated Notes were sold at a discount of $688,761 which is being amortized over the life of the notes. Interest is payable quarterly beginning March 31, 2000. The Company may elect, for a period of five years, to increase the amount of the Subordinated Notes for up to 60% of the interest which would otherwise be payable in cash. The Subordinated Notes were increased by $2,552,970 and $3,220,375 for such interest as of December 31, 2001 and June 30, 2002, respectively. Concurrent with the sale of the notes, the Company consummated the sale of 3,636,364 shares of Common Stock at a price of $2.20 per share and Warrants to purchase up to 2,760,189 shares of the Company's Common Stock at an exercise price of $2.20 per share. For accounting purposes, the Warrants are valued at $0.25 per Warrant. The Warrants have an exercise price of $2.20 per share and expire in December 2007.

The Company is subject to certain covenants under the terms under the related Securities Purchase Agreement, including but not limited to, (a) maintenance of a specified Tangible Net Worth, (b) maintenance of a ratio of EBITDA (earnings before interest, taxes depreciation and amortization) to quarterly Debt Service (as defined in the agreement) of not less than 1.00 to 1.00, and (c) limit its capital expenditures to an amount equal to the Company's EBITDA for the immediately prior fiscal year (unless approved by the Company's Board of Directors and a JPMorgan Partners appointed director), as well as limits on the Company's ability to (i) incur indebtedness, (ii) incur or allow liens, (iii) engage in mergers, consolidation, sales of assets and acquisitions, (iv) declare dividends and effect certain distributions (including restrictions on distributions upon the Common Stock), (v) engage in transactions with affiliates
(vi) make certain repayments and prepayments, including any prepayment of the Company's Term Loan, any subordinated debt, indebtedness that is guaranteed or credit-enhanced by any affiliate of the Company, and prepayments that effect certain permanent reductions in revolving credit facilities.

Of the approximately $29,000,000 net proceeds of this financing, $12,060,000 was used to fund the repurchase from certain Enron Corp. affiliates of all the outstanding shares of Series A Preferred Stock and 750,000 Warrants and related expenses, $2,025,000 was used to repay the bridge loan extended to the Company by its outside directors, $2 million was used to repay a portion of the Compass Term Loan, $1 million was used to repay a portion of the Compass Borrowing Base Facility, and the remaining proceeds were used to fund the Company's ongoing exploration and development program and general corporate purposes.

In February 2002, the Company consummated the sale of 60,000 shares of Series B Preferred Stock and 2002 Warrants to purchase 252,632 shares of Common Stock for an aggregate purchase price of $6,000,000 to an investor group led by Mellon Ventures, L.P. which included Steven A. Webster, the Company's Chairman of the Board of Directors. The Series B Preferred Stock is convertible into Common Stock by the investors at a conversion price of $5.70 per share, subject to adjustment, and is initially convertible into 1,052,632 shares of Common Stock. The net proceeds of this financing were approximately $5.8 million and were used to fund the Company's ongoing exploration and development program and general corporate purposes.

Dividends on the Series B Preferred Stock will be payable in either cash at a rate of 8% per annum or, at the Company's option, by payment in kind of additional shares of the Series B Preferred Stock at a rate of 10% per annum. At June 30, 2002 the outstanding balance of the Series B Preferred Stock had been increased by $128,508 (2,185.08 shares) for dividends paid in kind. In addition to the foregoing, if the Company declares a cash dividend on the Common Stock of the Company, the holders of shares of Series B Preferred Stock are entitled to receive for each share of Series B Preferred Stock a cash dividend in the amount of the cash dividend that would be received by a holder of the Common Stock into which such share of Series B Preferred Stock is convertible on the record date for such cash dividend. Unless all accrued dividends on the Series B Preferred Stock shall have been paid and a sum sufficient for the payment thereof set apart, no distributions may be paid on any Junior Stock (which includes the Common Stock) (as defined in the Statement of Resolutions for the Series B Preferred Stock) and no redemption of any Junior Stock shall occur other than subject to certain exceptions.

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

CRITICAL ACCOUNTING POLICIES

Oil and Natural Gas Properties

Investments in oil and natural gas properties are accounted for using the full-cost method of accounting. All costs directly associated with the acquisition, exploration and development of oil and natural gas properties are capitalized. Such costs include lease acquisitions, seismic surveys, and drilling and completion equipment. The Company proportionally consolidates its interests in oil and gas properties. Additionally, the Company capitalized compensation costs for employees working directly on exploration activities of $525,000 and $441,000, respectively, for the six months ended June 30, 2001 and 2002.

Oil and natural gas properties are amortized based on the unit-of-production method using estimates of proved reserve quantities. Investments in unproved properties are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. Unevaluated properties are evaluated periodically for impairment on a property-by-property basis. If the results of an assessment indicate that the properties are impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rate per thousand cubic feet equivalent
(Mcfe) for the six months ended June 30, 2001 and 2002, was $1.09 and $1.39, respectively.

Dispositions of oil and gas properties are accounted for as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

The net capitalized costs of proved oil and gas properties are subject to a "ceiling test," which limits such costs to the estimated present value, discounted at a 10% interest rate, of future net revenues from proved reserves, based on current economic and operating conditions. If net capitalized costs exceed this limit, the excess is charged to operations through depreciation, depletion and amortization. No write-down of the Company's oil and natural gas assets was necessary for the three months and six months ended June 30, 2001 and 2002. Based on oil and gas prices in effect on December 31, 2001, the unamortized cost of oil and gas properties exceeded the cost center ceiling. As permitted by full cost accounting rules, improvements in pricing subsequent to December 31, 2001 removed the necessity to record a ceiling writedown. Using prices in effect on December 31, 2001 the pretax writedown would have been approximately $700,000. Because of the volatility of oil and gas prices, no assurance can be given that the Company will not experience a ceiling test writedown in future periods.

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

Upon entering into a derivative contract, the Company designates the derivative instruments as a hedge of the variability of cash flow to be received (cash flow hedge). Changes in the fair value of a cash flow hedge are recorded in other comprehensive income to the extent that the derivative is effective in offsetting changes in the fair value of the hedged item. Any ineffectiveness in the relationship between the cash flow hedge and the hedged item is recognized currently in income. Gains and losses accumulated in other comprehensive income associated with the cash flow hedge are recognized in earnings as oil and gas revenues when the forecasted transaction occurs. All of the Company's derivative instruments at January 1, 2001, December 31, 2001 and June 30, 2002 were designated and effective as cash flow hedges except for its positions with an affiliate of Enron Corp. as discussed in Note 8 to the Consolidated Financial Statements. All of the Enron positions were terminated by the Company in March 2002 pursuant to the terms of the contracts.

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

         In July 2001, the Company was notified of a prior lease in favor of a predecessor of ExxonMobil purporting to be valid and covering the same property as the Company's Neblett lease in Starr County, Texas. The Neblett lease is part of a unit in N. La Copita in which the Company owns a non-operating interest. The operator of the lease, GMT, filed a petition for, and was granted, a temporary restraining order against ExxonMobil in the 229th Judicial Court in Starr County, Texas enjoining ExxonMobil from taking possession of the Neblett wells. Pending resolution of the underlying title issue, the temporary restraining order was extended voluntarily by agreement of the parties, conditioned on GMT paying the revenues into escrow and agreeing to provide ExxonMobil with certain discovery materials in this action. ExxonMobil has filed a counterclaim against GMT and all the non-operators, including the Company, to establish the validity of their lease, remove cloud on title, quiet title to the property, and for conversion, trespass and punitive damages. ExxonMobil seeks unspecified damages for the lost profits on the sale of the hydrocarbons from this property, and for a determination of whether the Company and the other working interest owners were in good faith or bad faith in trespassing on this lease. If a determination of bad faith is made, the parties will not be able to recover their costs of developing this property from the revenues therefrom. While there is always a risk in the outcome of the litigation, the Company believes there is no question that the Company acted in good faith and intends to vigorously defend its position. The Company, along with GMT and other partners, are attempting to negotiate a settlement with ExxonMobil that would allow GMT et al (including the Company) to participate for their respective shares of a working interest in the Neblett unit, and would allow for the recovery of well costs. If the case cannot be settled and the title issue is decided unfavorably, the Company believes that it will ultimately be able to recover its costs as a good faith trespasser. A complete loss of the lease in question would result in the loss to the Company of approximately .6 Bcfe of reported proved reserves as of December 31, 2000 or .9 Bcfe of reported proved reserves as of June 30, 2001. No reserves with respect to these properties were included in the Company's reported proved reserves as of December 31, 2001 and June 30, 2002. At the time of shut in, the Neblett #1 well was producing at a rate of approximately 45 Mcfe per day, the Neblett #2 well was producing at the rate of approximately 90 Mcfe per day and the Neblett #3 well was producing at the rate of approximately 895 Mcfe per day, all net to the Company's interest. The Company believes that an unfavorable outcome in this matter would not have a material impact on its financial statements. The Company has recorded revenues only to the extent of well costs funded by the Company.

Item 2 - Changes in Securities and Use of Proceeds

         In June 2002 the Company issued 30,000 shares of Common Stock to several individuals as part of the purchase of an interest in certain coalbed methane properties. This sale of shares is exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof as a transaction not involving a public offer.

Item 3 - Defaults Upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Carrizo Oil & Gas, Inc. held on May 22, 2002, there were represented by person or by proxy 7,635,211 shares out of 14,140,549 entitled to vote as of the record date, constituting a quorum.

         The matters submitted to a vote of shareholders were (i) the reelection of Steven A. Webster, Christopher C. Behrens, Bryan R. Martin, Douglas A.P. Hamilton, F. Gardner Parker, S.P. Johnson IV and Frank A. Wojtek as directors,
(ii) the approval of the amendment to the incentive plan increasing the number of shares of common stock available for issuance and (iii) the approval of the appointment of Ernst & Young, LLP as Independent Public Accountants for the fiscal year ended December 31, 2002. With respect to the election of directors, the following number of votes were cast for the nominees: 7,611,358 for Mr. Webster and 23,844 withheld; 7,611,358 for Mr. Behrens and 23,844 withheld; 7,601,258 for Mr. Martin and 33,944 withheld; 7,611,358 for Mr. Hamilton and 23,844 withheld; 7,611,217 for Mr. Parker and 23,985 withheld; 7,611,358 for Mr. Johnson and 23,844 withheld; and 7,611,358 for Mr. Wojtek and 23,844 withheld. There were no abstentions in the election of directors. With respect to the amendment to the incentive plan, 7,307,865 votes were cast for the amendment, 238,781 votes were against and 88,565 were abstained. With respect to the appointment of Ernst & Young, LLP as Independent Public Accountants, 7,617,492 votes were cast for the appointment, 14,033 votes were against, and 14,033 votes abstained.

Item 5 - Other Information

         On June 7, 2002, George Canjar resigned from his role as Vice President, Exploration. On August 5, 2002 the Company announced that Jeremy T. Greene had been appointed Vice President, Exploration.

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

     3.4     --  Credit Agreement dated as of May 24, 2002 by and between
                 Carrizo Oil & Gas, Inc., CCBM, Inc. and Hibernia National Bank.

     3.5     --  Revolving Note by and between Carrizo Oil & Gas, Inc. and
                 Hibernia National Bank dated May 24, 2002.

     3.6     --  Commercial Guarantee by and between CCBM, Inc. and Hibernia
                 National Bank dated May 24, 2002.

     3.7     --  Stock Pledge and Security Agreement by and between Carrizo Oil
                 & Gas, Inc. and Hibernia National Bank dated May 24, 2002.

     3.8     --  First Amendment to Credit Agreement dated July 9, 2002 to the
                 Credit Agreement by and between Carrizo Oil & Gas, Inc. and Hibernia National Bank dated May 24, 2002.

    10.1     --  Amendment No. 1 to the Amended and Restated Incentive Plan of
                 the Company.

    10.2     --  Employment Agreement between the Company and Jeremy T. Greene.

+        Incorporated herein by reference as indicated.

         Reports on Form 8-K

              None

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Carrizo Oil & Gas, Inc.
                                    (Registrant)



Date:  August 13, 2002              By:  /s/ S. P. Johnson, IV
                                    --------------------------------------------
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: August 13, 2002               By:  /s/ Frank A. Wojtek
                                    --------------------------------------------
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)