Form 10-Q
period 2002-09-30
CARRIZO OIL & GAS INC
filed 2002-11-14
CIK 1040593

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


                            For the quarterly period ended SEPTEMBER 30, 2002
                                                           ------------------


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                            For the transition period from ________ to ________


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



The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of November 8, 2002, the latest practicable date, was 14,176,716.

                             CARRIZO OIL & GAS, INC.
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
                                      INDEX


PART I. FINANCIAL INFORMATION                                                                              PAGE
        Item 1.       Consolidated Balance Sheets
                      -  As of December 31, 2001 and September 30, 2002                                       2

                      Consolidated Statements of Operations
                      -  For the three-month and nine-month periods ended September 30,
                         2001 and 2002                                                                        3

                      Consolidated Statements of Cash Flows
                      -  For the nine-month periods ended September 30, 2001 and 2002                         4

                      Notes to Consolidated Financial Statements                                              5

        Item 2.       Management's Discussion and Analysis of Financial Condition and
                      Results of Operations                                                                  12

        Item 3B.      Quantitative and Qualitative Disclosures About Market Risk                             22

        Item 4.       Controls and Procedures                                                                23

PART II.  OTHER INFORMATION

        Items 1-6.                                                                                           24

SIGNATURES                                                                                                   26

                             CARRIZO OIL & GAS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)


                                                                                                   December 31,     September 30,
                                             ASSETS                                                    2001             2002
                                                                                                   -------------   --------------
CURRENT ASSETS:
  Cash and cash equivalents                                                                          $ 3,235,712      $ 2,798,297
  Accounts receivable, net of allowance for doubtful accounts of
     $480,000 at December 31, 2001 and September 30, 2002, respectively                                8,111,482        8,488,670
  Advances to operators                                                                                  508,563          541,197
  Deposits                                                                                                47,901          173,828
  Other current assets                                                                                   599,882          970,195
                                                                                                   -------------   --------------

        Total current assets                                                                          12,503,540       12,972,187

PROPERTY AND EQUIPMENT, net (full-cost method of
  accounting for oil and gas properties)                                                             104,132,392      117,779,955
OTHER ASSETS                                                                                             755,731          878,011
                                                                                                   -------------   --------------
                                                                                                   $ 117,391,663    $ 131,630,153
                                                                                                   =============   ==============

                              LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade                                                                           $ 10,263,176     $ 14,227,747
  Accrued liabilities                                                                                    347,778          973,303
  Advances for joint operations                                                                          367,942        1,014,380
  Current maturities of long-term debt (Note 3)                                                        2,107,030        1,571,483
                                                                                                   -------------   --------------

          Total current liabilities                                                                   13,085,926       17,786,913

LONG-TERM DEBT (Note 3)
   Notes Payable                                                                                      30,831,057       30,968,297
   Notes Payable, recourse solely to interest in oil and gas leases                                    5,250,000        4,875,000
                                                                                                   -------------   --------------

          Total long-term debt                                                                        36,081,057       35,843,297
OTHER LIABILITIES                                                                                             --          842,582
DEFERRED INCOME TAXES                                                                                  5,020,576        6,353,934
COMMITMENTS AND CONTINGENCIES (Note 5)
CONVERTIBLE PARTICIPATING PREFERRED STOCK (10,000,000 shares of preferred stock authorized, of which 150,000 are shares designated as convertible participating shares, with  62,185.08 convertible participating shares issued and outstanding at September 30, 2002) (Note 6)
     Issued and outstanding                                                                                   --        6,044,592
     Accrued dividends                                                                                        --          155,463

SHAREHOLDERS' EQUITY:
  Warrants (3,010,189 and 3,262,821 outstanding at December 31, 2001
    and September 30, 2002, respectively)                                                                765,047          780,047
  Common stock, par value $.01 (40,000,000 shares authorized with 14,064,077 and 14,176,716
     issued and outstanding at December 31, 2001 and September 30, 2002, respectively) (Note 7)          140,641          141,767
  Additional paid in capital                                                                          62,735,659       63,222,539
  Retained earnings (deficit)                                                                         (1,143,634)         835,543
  Other comprehensive income (loss)                                                                      706,391         (376,524)
                                                                                                   -------------   --------------
                                                                                                      63,204,104       64,603,372
                                                                                                   -------------   --------------
                                                                                                   $ 117,391,663    $ 131,630,153
                                                                                                   =============   ==============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CARRIZO OIL & GAS, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (UNAUDITED)

                                                                         For the Three                       For the Nine
                                                                         Months Ended                        Months Ended
                                                                         September 30,                       September 30,
                                                                 ----------------------------       ------------------------------
                                                                    2001              2002              2001              2002
                                                                 ----------       -----------       -----------        -----------
OIL AND NATURAL GAS REVENUES                                     $6,161,679       $ 6,752,567      $ 21,981,362       $ 17,559,346

COSTS AND EXPENSES:
   Oil and natural gas operating expenses                           927,893         1,333,761         3,359,025          3,687,022
   Depreciation, depletion and amortization                       1,672,308         2,726,108         4,987,634          7,331,941
   General and administrative                                       691,146           990,068         2,434,291          3,049,395
   Stock option compensation (benefit)                              (55,942)          (14,220)         (501,623)           (70,475)
                                                                 ----------       -----------       -----------        -----------

Total costs and expenses                                          3,235,405         5,035,717        10,279,327         13,997,883
                                                                 ----------       -----------       -----------        -----------

OPERATING INCOME                                                  2,926,274         1,716,850        11,702,035          3,561,463

OTHER INCOME AND EXPENSES:
   Other income and expenses, net                                 2,529,231           117,391         2,529,231            244,831
   Interest income                                                   57,695            16,345           250,722             44,236
   Interest expense                                                (788,269)         (589,961)       (2,218,395)        (2,022,927)
   Interest expense, related parties                                (51,646)          (57,646)         (152,806)          (168,880)
   Capitalized interest                                             833,042           647,607         2,364,328          2,191,807
                                                                 ----------       -----------       -----------        -----------

INCOME BEFORE INCOME TAXES                                        5,506,327         1,850,586        14,475,115          3,850,530

INCOME TAXES (Note 4)                                             1,960,301           674,313         5,165,550          1,456,163
                                                                 ----------       -----------       -----------        -----------

NET INCOME                                                       $3,546,026       $ 1,176,273       $ 9,309,565        $ 2,394,367
                                                                 ==========       ===========       ===========        ===========

DIVIDENDS AND ACCRETION OF
   DISCOUNT ON PREFERRED STOCK                                           --           173,164                --            415,190
                                                                 ----------       -----------       -----------        -----------


NET INCOME AVAILABLE
   TO COMMON SHAREHOLDERS                                        $3,546,026       $ 1,003,109       $ 9,309,565        $ 1,979,177
                                                                 ==========       ===========       ===========        ===========

BASIC EARNINGS PER COMMON SHARE (Note 2)                             $ 0.25            $ 0.07            $ 0.66             $ 0.14
                                                                 ==========       ===========       ===========        ===========

DILUTED EARNINGS PER COMMON SHARE (Note 2)                           $ 0.22            $ 0.06            $ 0.56             $ 0.12
                                                                 ==========       ===========       ===========        ===========



              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CARRIZO OIL & GAS, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (UNAUDITED)


                                                                                                  For the Nine
                                                                                                  Months Ended
                                                                                                  September 30,
                                                                                        --------------------------------
                                                                                            2001                 2002
                                                                                        -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                                           $ 9,309,565          $ 2,394,367
   Adjustment to reconcile net income to net
     cash provided by operating activities-
     Depreciation, depletion and amortization                                             4,987,634            7,331,941
     Discount accretion                                                                      64,007               64,261
     Income from derivative instruments                                                          --             (547,688)
     Interest payable in kind                                                                    --            1,007,879
     Stock option compensation (benefit)                                                   (501,623)             (70,476)
     Gain on sale of Michael Petroleum Corporation                                       (3,900,723)                  --
     Deferred income taxes                                                                5,066,291            1,333,358
   Changes in assets and liabilities-
     Accounts receivable                                                                  1,506,293            1,301,757
     Deposits and other current assets                                                     (250,434)            (496,240)
     Other assets                                                                           (52,549)            (248,280)
     Accounts payable, trade                                                              2,790,061              107,459
     Other current liabilities                                                              517,630              160,774
                                                                                        -----------          -----------

       Net cash provided by operating activities                                         19,536,152           12,339,112
                                                                                        -----------          -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures, accrual basis                                                  (30,903,306)         (20,853,504)
   Proceeds from sale of Michael Petroleum Corporation                                    5,444,903                   --
   Adjustment to cash basis                                                               8,735,333            3,495,756
   Advances to operators                                                                    436,758              (32,634)
   Advances for joint operations                                                             17,679              646,438
                                                                                        -----------          -----------
       Net cash used in investing activities                                            (16,268,633)         (16,743,944)
                                                                                        -----------          -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash proceeds from the sale of common stock                                               14,548               13,000
   Net proceeds from the sale of preferred stock                                                 --            5,784,865
   Net proceeds from the sale of warrants                                                        --               15,000
   Advances under Borrowing Base Credit Facility                                                 --            6,500,000
   Debt repayments                                                                       (4,765,301)          (8,345,448)
                                                                                        -----------          -----------
       Net cash used in financing activities                                             (4,750,753)           3,967,417
                                                                                        -----------          -----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                (1,483,234)            (437,415)

CASH AND CASH EQUIVALENTS, beginning of period                                            8,217,427            3,235,712
                                                                                        -----------          -----------

CASH AND CASH EQUIVALENTS, end of period                                                $ 6,734,193          $ 2,798,297
                                                                                        ===========          ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest (net of amounts capitalized)                                      $ 6,873                 $ --
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

Certain items in the prior years have been reclassified to be consistent with the current presentation.

2.       EARNINGS PER COMMON SHARE:

Supplemental earnings per share information is provided below:



                                                                     For the Three Months Ended September 30,
                                                     -------------------------------------------------------------------------------
                                                              Income                           Shares             Per-Share Amount
                                                     -------------------------      ---------------------------   -----------------
                                                        2001          2002             2001             2002        2001      2002
                                                     -----------   -----------      ----------       ----------   --------   ------
Basic Earnings per Common Share:

Net Income                                           $ 3,546,026   $ 1,176,273
Less:  Dividends and Accretion of Discount
  on Preferred Shares                                         --       173,164
                                                     ------------  ------------

   Net income available to common shareholders       $ 3,546,026   $ 1,003,109      14,059,216       14,176,528     $ 0.25    $0.07
                                                     ===========   ===========      ==========       ==========   ========   ======

Diluted Earnings per Common Share:

Net Income                                           $ 3,546,026   $ 1,003,109                       14,176,528
Stock Options                                                 --            --         546,952          399,500
Warrants                                                      --            --       1,647,006        1,326,326
                                                     -----------   -----------      ----------       ----------
   Net Income                                        $ 3,546,026   $ 1,003,109      16,253,174       15,902,354     $ 0.22    $0.06
                                                     ===========   ===========      ==========       ==========   ========   ======


                                                                     For the Nine Months Ended September 30,
                                                     -------------------------------------------------------------------------------
                                                              Income                           Shares             Per-Share Amount
                                                     -------------------------      ---------------------------   -----------------
                                                        2001          2002             2001             2002        2001      2002
                                                     -----------   -----------      ----------       ----------   --------   ------
Basic Earnings per Common Share:

Net Income                                           $ 9,309,565   $ 2,394,367
Less:  Dividends and Accretion of Discount
  on Preferred Shares                                         --       415,190
                                                     -----------   -----------
   Net income available to common shareholders       $ 9,309,565   $ 1,979,177      14,058,470       14,152,239     $ 0.66   $ 0.14
                                                     ===========   ===========      ==========       ==========   ========   ======


Diluted Earnings per Common Share:

Net Income                                           $ 9,309,565   $ 1,979,177      14,058,470       14,152,239
Stock Options                                                 --            --         650,719          421,554
Warrants                                                      --            --       1,862,898        1,354,537
                                                     -----------   -----------      ----------       ----------

   Net Income                                        $ 9,309,565   $ 1,979,177      16,572,087       15,928,330     $ 0.56   $ 0.12
                                                     ===========   ===========      ==========       ==========   ========   ======


Net income per common share has been computed by dividing net income by the weighted average number of shares of common stock outstanding during the periods. The Company had outstanding 161,500 and 393,833 stock options, zero and 252,632 warrants and zero and 1,090,649 convertible preferred shares during the three months ended September 30, 2001 and 2002, respectively, which were antidilutive and were not included in the calculation because the exercise price of these instruments exceeded the underlying market value of the options and warrants. The Company also had outstanding 79,500 and 406,833 stock options, zero and 252,632 warrants and zero and 1,090,649 convertible preferred shares during the nine months ended September 30, 2001 and 2002, respectively, which were antidilutive and were not included in the calculation.

3.       DEBT:

At December 31, 2001 and September 30, 2002, debt consisted of the following:

                                                        December 31,      September 30,
                                                           2001              2002
                                                       -------------     -------------
Compass Facility                                        $  7,166,000      $         --
Hibernia Credit Facility                                          --         6,500,000
Senior subordinated notes                                 21,635,252        22,600,179
Senior subordinated notes, related parties                 2,403,916         2,511,130
Capital lease obligation                                     232,919           178,471
Non-recourse note payable to
   Rocky Mountain Gas, Inc.                                6,750,000         5,625,000
                                                        ------------      ------------

                                                          38,188,087        37,414,780
Less:  current maturities                                 (2,107,030)       (1,571,483)
                                                        ------------      ------------

                                                        $ 36,081,057      $ 35,843,297
                                                        ============      ============



On May 24, 2002, the Company entered into a credit agreement with Hibernia National Bank (the "Hibernia Facility") which matures on January 31, 2005, and repaid its existing facility with Compass Bank (the "Compass Facility"). The Hibernia Facility provides a revolving line of credit of up to $30 million. It is secured by substantially all of the Company's assets and is guaranteed by all of the Company's subsidiaries.

The borrowing base will be determined by Hibernia National Bank at least semi-annually on each October 31 and April 30. The initial borrowing base was $12 million and the borrowing base as of October 31, 2002 was $13 million. Each party to the credit agreement can request one unscheduled borrowing base determination subsequent to each scheduled determination. The borrowing base will at all times equal the borrowing base most recently determined by Hibernia National Bank, less quarterly borrowing base reductions required subsequent to such determination. Hibernia National Bank will reset the borrowing base amount at each scheduled and each unscheduled borrowing base determination date. The initial quarterly borrowing base reduction, which commenced on June 30, 2002, was $1,250,000. The quarterly borrowing base reduction effective January 31, 2003 is $1,750,000.

In November, 2002, the Company received a commitment from Hibernia National Bank to provide additional availability under the Hibernia Facility in the amount of $2.5 million which is structured as an additional "Tranche B" under the Hibernia Facility. As such, upon completion of the amendment to the credit agreement, the total borrowing base under the Hibernia Facility will be $15.5 million, of which $6.5 million is currently drawn. The Tranche B bears interest at LIBOR plus 3.375%, is secured by certain leases and working interests in oil and natural gas wells and matures on April 30, 2003.

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

The Company is subject to certain covenants under the terms of the Hibernia Facility, including, but not limited to the maintenance of the following financial covenants: (i) a minimum current ratio of 1.0 to 1.0 (including availability under the borrowing base), (ii) a minimum quarterly debt services coverage of 1.25 times, and (iii) a minimum shareholders equity equal to $56 million, plus 100% of all subsequent common and preferred equity contributed by shareholders, plus 50% of all positive earning occurring subsequent to such quarter end, all ratios as more particularly discussed in the credit facility. The Hibernia Facility also places restrictions on additional indebtedness, dividends to non-preferred stockholders, liens, investments, mergers, acquisitions, asset dispositions, asset pledges and mortgages, change of control, repurchase or redemption for cash of the Company's common or preferred stock, speculative commodity transactions, and other matters.

At December 31, 2001 and September 30, 2002, amounts outstanding under the Compass Facility totaled $7,166,000 and zero, respectively, with an additional $620,000 and zero, respectively, available for future borrowings. At December 31, 2001 and September 30, 2002, amounts outstanding under the Hibernia Facility totaled zero and $6,500,000, respectively, with an additional zero and $4,250,000, respectively, available for future borrowings. At December 31, 2001, one letter of credit was issued and outstanding under the Compass Facility in the amount of $224,000. At September 30, 2002, one letter of credit was issued and outstanding under the Hibernia Facility in the amount of $224,000.

On June 29, 2001, CCBM, Inc., a wholly owned subsidiary of the Company ("CCBM"), issued a non-recourse promissory note payable in the amount of $7,500,000 to Rocky Mountain Gas, Inc. ("RMG") as consideration for certain interests in oil and gas leases held by RMG in Wyoming and Montana. The RMG note is payable in 41-monthly principal payments of $125,000 plus interest at 8% per annum commencing July 31, 2001 with the balance due December 31, 2004. The RMG note is secured solely by CCBM's interests in the oil and gas leases in Wyoming and Montana. At December 31, 2001 and September 30, 2002, the outstanding principal balance of this note was $6,750,000 and $5,625,000, respectively.

In December 2001, the Company entered into a capital lease agreement secured by certain production equipment in the amount of $243,369. The lease is payable in one payment of $11,323 and 35 monthly payments of $7,549 including interest at 8.6% per annum. The Company has the option to acquire the equipment at the conclusion of the lease for $1.

In December 1999, the Company consummated the sale of $22 million principal amount of 9% Senior Subordinated Notes due 2007 (the "Subordinated Notes") to an investor group led by CB Capital Investors, L.P. (now known as JPMorgan Partners, LLC) which included certain members of the Board of Directors. Concurrently, the Company also sold $8 million of Common Stock and Warrants to this investor group. The Subordinated Notes were sold at a discount of $688,761, which is being amortized over the life of the notes. Interest payments are due quarterly commencing on March 31, 2000. The Company may elect, for a period of up to five years, to increase the amount of the Subordinated Notes for 60% of the interest which would otherwise be payable in cash. As of December 31, 2001 and September 30, 2002, the outstanding balance of the Subordinated Notes had been increased by $2,552,970 and $3,560,850, respectively, for such interest paid in kind.

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

4.       INCOME TAXES:

The Company has recorded a provision for deferred income taxes at the rate of 35%, which also approximates its statutory rate. Such provisions were $1,927,215 and $633,378 for the three months ended September 30, 2001 and 2002, respectively and $5,066,291 and $1,333,358 for the nine months ended September 30, 2001 and 2002, respectively.

5.       COMMITMENTS AND CONTINGENCIES:

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.

In July 2001, the Company was notified of a prior lease in favor of a predecessor of ExxonMobil purporting to be valid and covering the same property as the Company's Neblett lease in Starr County, Texas. The Neblett lease is part of a unit in N. La Copita Prospect in which the Company owns a non-operating interest. The operator of the lease, GMT, filed a petition for, and was granted, a temporary restraining order against ExxonMobil in the 229th Judicial Court in Starr County, Texas enjoining ExxonMobil from taking possession of the four Neblett wells. Pending resolution of the underlying title issue, the temporary restraining order was extended voluntarily by agreement of the parties, conditioned on GMT paying the revenues into escrow and agreeing to provide ExxonMobil with certain discovery materials in this action. ExxonMobil has filed a counterclaim against GMT and all the non-operators, including the Company, to establish the validity of its lease, remove cloud on title, quiet title to the property, and for conversion, trespass and punitive damages. ExxonMobil seeks unspecified damages for the lost profits on the sale of the hydrocarbons from this property, and for a determination of whether the Company and the other working interest owners were in good faith or bad faith in trespassing on this lease. If a determination of bad faith is made, the parties will not be able to recover their costs of developing this property from the revenues therefrom. While there is always a risk in the outcome of the litigation, the Company believes there is no question that the Company acted in good faith and intends to vigorously defend its position. If the case cannot be settled and the title issue is decided unfavorably, the Company believes that it will ultimately be able to recover its drilling and operating costs as a good faith trespasser. A complete loss of the lease in question would result in the loss to the Company of approximately .6 Bcfe of reported proved reserves as of December 31, 2000 or .9 Bcfe of reported proved reserves as of June 30, 2001. No reserves with respect to these properties were included in the Company's reported proved reserves as of December 31, 2001 and September 30, 2002. At the time of shut in, the Neblett #1 well was producing at the rate of approximately 45 Mcfe per day, the Neblett #2 was producing at the rate of approximately 90 Mcfe per day and the Neblett #3 well was producing at the rate of approximately 895 Mcfe per day, all net to the Company's interest. The Company believes that an unfavorable outcome in this matter would not have a material impact on its financial statements. The Company has recorded revenues only to the extent of well costs funded by the Company. The Company and the other working interest owners in the Neblett Unit have reached an agreement in principal with ExxonMobil and the landowner, pursuant to which the parties will settle their disputes in this litigation. Drafts of the settlement documents have been circulated for review. Pursuant to the terms of the settlement, the Company will transfer its interest in the Neblett Unit leases to ExxonMobil in return for a payment representing reimbursement of the net, un-recouped costs of drilling, completing, producing and operating the four Neblett wells. In addition, the landowner will reimburse the working interest group (including the Company) the amount of the lease bonus and certain excess royalty payments. There can be no assurance as to a final settlement or the terms thereof until all settlement agreements are approved and executed by all parties.

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

During August 2001, the Company entered into a one year agreement, that was extended to March 2003, whereby the lessor will provide to the Company up to $800,000 in financing for production equipment utilizing capital leases. At December 31, 2001 and September 30, 2002, one lease in the amount of $243,369 had been executed under this facility.

6.       CONVERTIBLE PARTICIPATING PREFERRED STOCK:

In February 2002, the Company consummated the sale of $6 million of Convertible Participating Series B Preferred Stock (the "Series B Preferred Stock") and warrants to purchase Carrizo common stock to an investor group led by Mellon Ventures, Inc. which included Steven A. Webster, the Company's Chairman of the Board of Directors. The Series B Preferred Stock is convertible into common stock by the investors at a conversion price of $5.70 per share, subject to adjustments, and is initially convertible into 1,052,632 shares of common stock. Dividends on the Series B Preferred Stock will be payable in either cash at a rate of 8% per annum or, at the Company's option, by payment in kind of additional shares of the same series of preferred stock at a rate of 10% per annum. At September 30, 2002, the outstanding balance of the Series B Preferred Stock has been increased by $218,508 (2,185.08 shares) for dividends paid in kind. The Series B Preferred Stock is redeemable at varying prices in whole or in part at the holders' option after three years or at the Company's option at any time. The Series B Preferred Stock will also participate in any dividends declared on the common stock. Holders of the Series B Preferred Stock will receive a liquidation preference upon the liquidation of, or certain mergers or sales of substantially all assets involving, the Company. Such holders will also have the option of receiving a change of control repayment price upon certain deemed change of control transactions. The warrants have a five-year term and entitle the holders to purchase up to 252,632 shares of Carrizo's common stock at a price of $5.94 per share, subject to adjustments, and are exercisable at any time after issuance. The warrants may be exercised on a cashless exercise basis.

Net proceeds of this financing were approximately $5.8 million that were used primarily to fund the Company's ongoing exploration and development program.

7.       COMMON STOCK:

The Company issued 106,472 shares of common stock during the nine months ended September 30, 2002 at a valuation of $475,006. Of these shares issued, 76,472 were issued as partial consideration for the purchase of an interest in certain oil and gas properties and 30,000 shares were issued as an advance payment towards the purchase of certain interests in coalbed methane properties that closed during July 2002.

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

Upon entering into a derivative contract, the Company designates the derivative instruments as a hedge of the variability of cash flow to be received (cash flow hedge). Changes in the fair value of a cash flow hedge are recorded in other comprehensive income to the extent that the derivative is effective in offsetting changes in the fair value of the hedged item. Any ineffectiveness in the relationship between the cash flow hedge and the hedged item is recognized currently in income. Gains and losses accumulated in other comprehensive income associated with the cash flow hedge are recognized in earnings as oil and gas revenues when the forecasted transaction occurs. All of the Company's derivative instruments were designated and effective as cash flow hedges except for its positions with an affiliate of Enron Corp. discussed below.

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

In November 2001, the Company had no-cost collars with an affiliate of Enron Corp., designated as hedges, covering 2,553,000 MMBtu of gas production from December 2001 through December 2002. The value of these derivatives at that time was $759,000. Because of Enron's financial condition, the Company concluded that the derivatives contracts were no longer effective and thus did not qualify for hedge accounting treatment. As required by SFAS No. 133, the value of these derivative instruments as of November 2001 ($759,000) was recorded in accumulated other comprehensive income and will be reclassified into earnings over the original term of the derivative instruments. For the nine months ended September 30, 2002, $158,700 was reclassified from other comprehensive income into oil and gas revenues. An allowance for the related asset totaling $759,000, net of tax of $409,000, was charged to other expense during the fourth quarter of 2001. At December 31, 2001 and September 30, 2002, $706,000, net of tax of $380,000, and $159,000 net of tax of $85,000, respectively, remained in accumulated other comprehensive income related to the deferred gains on these derivatives. In March 2002, the Company, in accordance with the provisions of the Enron contracts, formally notified Enron of its default thereunder and terminated all remaining outstanding contracts with Enron. The Company has filed a claim in the amount of approximately $1.2 million in the Enron bankruptcy proceedings.

At September 30, 2002, the Company had recorded $535,000 of hedging losses in other comprehensive income, substantially all of which is expected to be reclassified to earnings within the next twelve months. The amount ultimately reclassified to earnings will vary due to changes in the fair values of the derivatives designated as cash flow hedges prior to their settlement. Total oil and natural gas purchased and sold under hedging arrangements during the three months ended September 30, 2001 and 2002 were 18,000 Bbls and 33,600 Bbls, respectively, and 8,220,000 MMBtu and 731,000 MMBtu, respectively. Losses realized by the Company under such hedging arrangements were $1,538,700 and $78,000 for the three months ended September 30, 2001 and 2002, respectively. Total oil and natural gas purchased and sold under hedging arrangements during the nine months ended September 30, 2001 and 2002 were 18,000 Bbls and 79,100 Bbls, respectively, and 2,541,000 MMBtu and 3,094,000 MMBtu, respectively. Losses realized by the Company under such hedging arrangements were $857,638 and $447,000 for the nine months ended September 30, 2001 and 2002, respectively. At September 30, 2001 and 2002, the Company had the following outstanding hedge positions:

                                       September 30, 2001
------------------------------------------------------------------------------------------------
                               Contract Volumes
                           ------------------------
                                                        Average        Average        Average
         Quarter              BBls         Mmbtu      Fixed Price    Floor Price   Ceiling Price
------------------------   ----------   -----------   -----------    -----------   -------------
Fourth Quarter 2001                         639,000         $  --         $ 4.44          $ 5.44
First Quarter 2002                          270,000                         4.25            5.15
First Quarter 2002                          540,000          3.20
Second Quarter 2002                         546,000          3.20
Third Quarter 2002                          552,000          3.20
Fourth Quarter 2002                         552,000          3.20


                                       September 30, 2002
------------------------------------------------------------------------------------------------
                               Contract Volumes
                           -------------------------
                                                        Average        Average        Average
         Quarter              BBls         Mmbtu      Fixed Price    Floor Price   Ceiling Price
------------------------   ----------   -----------   -----------    -----------   -------------
Fourth Quarter 2002            52,200                     $ 26.04        $  --            $  --
Fourth Quarter 2002                         183,000                       3.50             4.52
Fourth Quarter 2002                         672,000          3.42
First Quarter 2003             27,000                       24.85
First Quarter 2003                          540,000                       3.40             5.25
Second Quarter 2003            27,300                       24.85
Second Quarter 2003                         546,000                       3.40             5.25
Third Quarter 2003                          552,000                       3.40             5.25
Fourth Quarter 2003                         552,000                       3.40             5.25


9.       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENT:

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement is effective for fiscal years beginning after June 15, 2002 and the Company expects to adopt the Statement effective January 1, 2003. The Company is currently assessing the impact of the Standard on it's consolidated financial statements.

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

GENERAL OVERVIEW

The Company began operations in September 1993 and initially focused on the acquisition of producing properties. As a result of the increasing availability of economic onshore 3-D seismic surveys, the Company began to obtain 3-D seismic data and options to lease substantial acreage in 1995 and began to drill its 3-D based prospects in 1996. The Company drilled 25 gross wells in the Gulf Coast region in 2001 and 12 gross wells through the nine months ended September 30, 2002. The Company has budgeted to drill up to 16 gross wells (6.6 net) in the Gulf Coast region in 2002; however, the actual number of wells drilled will vary depending upon various factors, including the availability and cost of drilling rigs, land and industry partner issues, Company cash flow, success of drilling programs, weather delays and other factors. If the Company drills the number of wells it has budgeted for 2002, depreciation, depletion and amortization, oil and gas operating expenses and production are expected to increase over levels incurred in 2001. The Company has typically retained the majority of its interests in shallow, normally pressured prospects and sold a portion of its interests in deeper, overpressured prospects.

The Company has primarily grown through the internal development of properties within its exploration project areas, although the Company has acquired properties with existing production in the past.

During the second quarter of 2001, the Company formed CCBM, Inc. ("CCBM") as a wholly-owned subsidiary. CCBM was formed to acquire interests in certain oil and gas leases in Wyoming and Montana in areas prospective for coalbed methane and develop such interests. CCBM agreed to spend up to $5 million for drilling costs on these leases through December 2003, 50% of which would be spent pursuant to an obligation to fund $2.5 million of drilling costs on behalf of RMG, from whom the interests in the leases were acquired. CCBM drilled 31 gross wells (12.0 net) and incurred total drilling costs of $819,000 in 2001 and drilled 82 gross wells (30 net) and incurred total drilling costs of $1.4 million through the nine months ended September 30, 2002. These wells typically take up to 18 months to evaluate and determine whether or not they are successful. CCBM has budgeted to drill 97 gross (33 net) wells in 2002. Through September 30, 2002, CCBM has satisfied $1.4 million of the drilling obligations on behalf of RMG.

In order to reduce its exposure to short-term fluctuations in the price of oil and natural gas, and not for speculation purposes, the Company periodically enters into hedging arrangements. The Company's hedging arrangements apply to only a portion of its production and provide only partial price protection against declines in oil and natural gas prices. Such hedging arrangements may expose the Company to risk of financial loss in certain circumstances, including instances where production is less than expected, the Company's customers fail to purchase contracted quantities of oil or natural gas or a sudden, unexpected event materially impacts oil or natural gas prices. In addition, the Company's hedging arrangements limit the benefit to the Company of increases in the price of oil and natural gas. At September 30, 2002, the Company had recorded $535,000 of hedging losses in other comprehensive income, substantially all of which is expected to be reclassified to earnings within the next twelve months. The amount ultimately reclassified to earnings will vary due to changes in the fair values of the derivatives designated as cash flow hedges prior to their settlement. Total oil and natural gas purchased and sold under hedging arrangements during the three months ended September 30, 2001 and 2002 were 18,000 Bbls and 33,600 Bbls, respectively, and 8,220,000 MMBtu and 731,000 MMBtu, respectively. Losses realized by the Company under such hedging arrangements were $1,538,700 and $78,000 for the three months ended September 30, 2001 and 2002, respectively. Total oil and natural gas purchased and sold under hedging arrangements during the nine months ended September 30, 2001 and 2002 were 18,000 Bbls and 79,100 Bbls, respectively, and 2,541,000 MMBtu and 3,094,000 MMBtu, respectively. Losses realized by the Company under such hedging arrangements were $857,638 and $447,000 for the nine months ended September 30, 2001 and 2002, respectively. At September 30, 2001 and 2002, the Company had the following outstanding hedge positions:

                                   September 30, 2001
----------------------------------------------------------------------------------------------
                               Contract Volumes
                           ------------------------
                                                          Average      Average        Average
         Quarter              BBls           Mmbtu      Fixed Price  Floor Price   Ceiling Price
-------------------------- ------------   ---------     -----------  -----------   -------------
Fourth Quarter 2001                         639,000         $  --        $ 4.44          $ 5.44
First Quarter 2002                          270,000                        4.25            5.15
First Quarter 2002                          540,000          3.20
Second Quarter 2002                         546,000          3.20
Third Quarter 2002                          552,000          3.20
Fourth Quarter 2002                         552,000          3.20


                                   September 30, 2002
----------------------------------------------------------------------------------------------
                               Contract Volumes
                           ------------------------
                                                          Average      Average        Average
         Quarter              BBls          Mmbtu       Fixed Price  Floor Price   Ceiling Price
-------------------------- ------------   ---------     -----------  -----------   -------------
Fourth Quarter 2002              52,200                    $  26.04      $  --            $   --
Fourth Quarter 2002                         183,000                       3.50              4.52
Fourth Quarter 2002                         672,000            3.42
First Quarter 2003               27,000                       24.85
First Quarter 2003                          540,000                       3.40              5.25
Second Quarter 2003              27,300                       24.85
Second Quarter 2003                         546,000                       3.40              5.25
Third Quarter 2003                          552,000                       3.40              5.25
Fourth Quarter 2003                         552,000                       3.40              5.25


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

In November 2001, the Company had no-cost collars with an affiliate of Enron Corp., designated as hedges, covering 2,553,000 MMBtu of gas production from December 2001 through December 2002. The value of these derivatives at that time was $759,000. Because of Enron's financial condition, the Company concluded that the derivatives contracts were no longer effective and thus did not qualify for hedge accounting treatment. As required by SFAS No. 133, the value of these derivative instruments as of November 2001 ($759,000) was recorded in accumulated other comprehensive income and will be reclassified into earnings over the original term of the derivative instruments. For the nine months ended September 30, 2002, $548,000 was reclassified from other comprehensive income into oil and gas revenues. An allowance for the related asset totaling $759,000, net of tax of $409,000, was charged to other expense during the fourth quarter of 2001. At December 31, 2001 and September 30, 2002, $706,000, net of tax of $380,000, and $159,000 net of tax of $85,000, respectively, remained in accumulated other comprehensive income related to the deferred gains on these derivatives. In March 2002, the Company, in accordance with the provisions of the Enron contracts, formally notified Enron of its default thereunder and terminated all remaining outstanding contracts with Enron. The Company has filed a claim in the amount of approximately $1.2 million in the Enron bankruptcy proceedings.

The Company uses the full-cost method of accounting for its oil and gas properties. Under this method, all acquisition, exploration and development costs, including any general and administrative costs that are directly attributable to the Company's acquisition, exploration and development activities, are capitalized in a "full-cost pool" as incurred. The Company records depletion of its full-cost pool using the unit-of-production method. To the extent that such capitalized costs in the full-cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the present value (using a 10% discount rate) of estimated future net after-tax cash flows from proved oil and gas reserves, such excess costs are charged to operations in the form of a "ceiling test write-down". Primarily as a result of depressed oil and natural gas prices, and the resulting downward reserve quantities revisions, the Company recorded a ceiling test write-down of $20.3 million in 1998. Based on oil and gas prices in effect on December 31, 2001, the unamortized cost of oil and gas properties exceeded the cost center ceiling. As permitted by full cost accounting rules, improvements in pricing subsequent to December 31, 2001 removed the necessity to record a ceiling writedown. Using prices in effect on December 31, 2001 the pretax writedown would have been approximately $700,000. Because of the volatility of oil and gas prices, no assurance can be given that the Company will not experience a ceiling test writedown in future periods. A ceiling test write-down was not required for the three months and nine months ended September 30, 2002 or 2001. Once incurred, a write-down of oil and gas properties is not reversible at a later date.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002
Compared to the Three Months Ended September 30, 2001

Production volumes for oil in the third quarter of 2002 increased 159% to 113,000 Bbls from 44,000 Bbls for the same period in 2001. Average oil prices decreased 4% to $23.82 per barrel in the third quarter of 2002 from $24.75 per barrel in the same period in 2001. Production volumes for natural gas during the three months ended September 30, 2002 increased 1% to 1,137,000 Mcf from 1,124,000 Mcf for the same period in 2001. Average natural gas prices decreased 21% to $3.57 per Mcf in the third quarter of 2002 from $4.52 per Mcf in the same period in 2001. As a result of higher production, partially offset by lower prices, oil and natural gas revenues for the three months ended September 30, 2002 increased 10% to $6,753,000 from $6,162,000 for the same period in 2001. The increase in oil production was due primarily to new production from the Staubach #1, Burkhart #1R, and Delta Farms #1 wells, offset by the natural decline in production of other older wells, primarily at initial Matagorda County Project wells and the Riverdale #2 well. The increase in natural gas production was due primarily to new production at the Staubach #1, Burkhart #1R, Delta Farms #1 and Riverdale #3 wells, offset by the natural decline in production of other older wells. Oil and natural gas revenues include the impact of hedging activities as discussed above under "General Overview."

The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the three months ended September 30, 2001 and 2002:

                                                                                   2002 Period
                                                                             Compared to 2001 Period
                                                September 30,             ----------------------------
                                        ----------------------------        Increase        % Increase
                                            2001             2002          (Decrease)       (Decrease)
                                        -----------      -----------      -----------       ----------
Production volumes -
   Oil and condensate (Bbls)                 43,619          112,943           69,324              159%
   Natural gas (Mcf)                      1,123,724        1,136,710           12,986                1%
Average sales prices - (1)
   Oil and condensate (per Bbls)        $     24.75      $     23.82      $     (0.93)              (4%)
   Natural gas (per Mcf)                       4.52             3.57            (0.95)             (21%)
Operating revenues -
   Oil and condensate                   $ 1,079,384      $ 2,690,659      $ 1,611,275              149%
   Natural gas                            5,082,295        4,061,908       (1,020,387)             (20%)
                                        -----------      -----------      -----------

Total operating revenues                $ 6,161,679      $ 6,752,567      $   590,888               10%
                                        ===========      ===========      ===========


------------------
(1)      Includes impact of hedging activities.

Oil and natural gas operating expenses for the three months ended September 30, 2002 increased 44% to $1,334,000 from $928,000 for the same period in 2001 primarily due to increased severance taxes and the addition of more wells, offset by a reduction in costs on older producing fields. Operating expenses per equivalent unit increased to $.74 per Mcfe in the third quarter of 2002 from $.67 per Mcfe in the same period in 2001 primarily as a result of higher severance taxes, partially offset by increased production of oil and natural gas on new, high rate, lower cost per unit wells.

Depreciation, depletion and amortization (DD&A) expense for the three months ended September 30, 2002 increased 63% to $2,726,000 from $1,672,000 for the same period in 2001. This increase was due to increased production and the addition of costs to the proved property cost pool. General and administrative expense for the three months ended September 30, 2002 increased 43% to $990,000 from $691,000 for the same period in 2001 primarily as a result of the addition of staff to handle increased drilling and production activities.

Other income and expenses for the three months ended September 30, 2001 includes a gain on the sale of the investment in Michael Petroleum Corporation of $3.9 million offset by a charge and related legal expenses in respect of the final settlement of the litigation with BNP Petroleum Corporation.

Income taxes decreased to $674,000 for the three months ended September 30, 2002 from $2.0 million for the same period in 2001.

Interest income for the three months ended September 30, 2002 decreased to $16,000 from $58,000 in the third quarter of 2001 primarily as a result of lower interest rates during 2002. Capitalized interest decreased to $648,000 in the third quarter of 2002 from $833,000 in the third quarter of 2001 primarily due to lower interest rates that resulted in lower interest costs during the third quarter of 2002.

Income before income taxes for the three months ended September 30, 2002 decreased to $1.9 million from $5.5 million in the same period in 2001. Net income for the three months ended September 30, 2002 decreased to $1.1 million from $3.5 million for the same period in 2001 primarily as a result of the factors described above.

Nine Months Ended September 30, 2002,
Compared to the Nine Months Ended September 30, 2001

Production volumes for oil in the first nine months of 2002 increased 98% to 261,031 Bbls from 131,593 Bbls for the same period in 2001. Average oil prices decreased 9% to $23.34 per barrel in the first nine months of 2002 from $25.77 per barrel in the same period in 2001. Production volumes for natural gas during the nine months ended September 30, 2002 increased 3% to 3,543,000 Mcf from 3,436,000 Mcf for the same period in 2001. Average natural gas prices decreased 40% to $3.24 per Mcf in the first nine months of 2002 from $5.41 per Mcf in the same period in 2001. Primarily as a result of such lower prices, oil and natural gas revenues for the nine months ended September 30, 2002 decreased 20% to $17,559,000 from $21,981,000 for the same period in 2001. The increase in oil production was due primarily to the commencement of production at the Delta Farms #1, Riverdale #2, Staubach #1 and Burkhart #1R wells offset by the natural decline in production of other older wells. The increase in natural gas production was due primarily to the commencement of production at the Delta Farms #1, Riverdale #2, Staubach #1 and Burkhart #1R wells offset by the natural decline in production at other wells, primarily from the initial Matagorda County Project wells. Oil and natural gas revenues include the impact of hedging activities as discussed above under "General Overview."

The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the nine months ended September 30, 2001 and 2002:


                                                                                  2002 Period
                                                                            Compared to 2001 Period
                                                September 30,             ----------------------------
                                        ----------------------------       Increase         % Increase
                                            2001            2002          (Decrease)        (Decrease)
                                        -----------      -----------      -----------       ----------
Production volumes -
   Oil and condensate (Bbls)                131,593          261,031          129,438               98%
   Natural gas (Mcf)                      3,435,995        3,542,915          106,920                3%
Average sales prices - (1)
   Oil and condensate (per Bbls)        $     25.77      $     23.34      $     (2.43)              (9%)
   Natural gas (per Mcf)                       5.41             3.24            (2.17)             (40%)
Operating revenues -
   Oil and condensate                   $ 3,391,277      $ 6,091,506      $ 2,700,229               80%
   Natural gas                           18,590,085       11,467,840       (7,122,245)             (38%)
                                        -----------      -----------      -----------

Total operating revenues                $21,981,362      $17,559,346      $(4,422,016)            (20%)
                                        ===========      ===========      ===========



------------------
(2)      Includes impact of hedging activities.

Oil and natural gas operating expenses for the nine months ended September 30, 2002 increased 10% to $3,687,000 from $3,359,000 for the same period in 2001 primarily due to the addition of more wells and increased ad valorem taxes. Operating expenses per equivalent unit decreased to $.72 per Mcfe in the first nine months of 2002 from $.80 per Mcfe in the same period in 2001 primarily as a result of the addition of higher rate, lower cost per unit wells, offset by higher ad valorem taxes and decreased production of natural gas as older wells naturally decline.

Depreciation, depletion and amortization (DD&A) expense for the nine months ended September 30, 2002 increased 47% to $7.3 million from $5.0 million for the same period in 2001. This increase was due to increased production and additional seismic and drilling costs. General and administrative expense for the nine months ended September 30, 2002 increased 25% to $3.0 million from $2.4 million for the same period in 2001 primarily as a result of the addition of staff to handle increased drilling and production activities.

Other income and expenses for the nine months ended September 30, 2001 includes a gain on the sale of the investment in Michael Petroleum Corporation of $3.9 million offset by a charge and related legal expenses in respect of the final settlement of the litigation with BNP Petroleum Corporation.

Income taxes decreased to $1.5 million for the nine months ended September 30, 2002 from $5.2 million for the same period in 2001.

Interest income for the nine months ended September 30, 2002 decreased to $44,000 from $251,000 in the first nine months of 2001 primarily as a result of lower interest rates during 2002. Capitalized interest decreased to $2.1 million in the first nine months of 2002 from $2.4 million in the first nine months of 2001 primarily due to lower interest costs during the first nine months of 2002.

Income before income taxes for the nine months ended September 30, 2002 decreased to $3.9 million from $14.5 million in the same period in 2001. Net income for the nine months ended September 30, 2002 decreased to $2.4 million from $9.3 million for the same period in 2001 primarily as a result of the factors described above.

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

While the Company believes that the current cash balances and anticipated operating cash flow will provide sufficient capital to carry out the Company's near term exploration plans, management of the Company continues to seek financing for its capital program from a variety of sources. No assurance can be given that the Company will be able to obtain additional financing on terms that would be acceptable to the Company. The Company's inability to obtain additional financing could have a material adverse effect on the Company. Without raising additional capital, the Company anticipates that it may be required to limit or defer its planned oil and gas exploration and development program, which could adversely affect the recoverability and ultimate value of the Company's oil and gas properties.

The Company's primary sources of liquidity have included funds generated by operations, equity capital contributions, proceeds from the 1997 initial public offering, the 1998 sale of shares of Series A Preferred Stock and Warrants, the December 1999 sale of Subordinated Notes, Common Stock and Warrants, the 2002 sale of shares of Series B Convertible Participating Preferred Stock and Warrants, borrowings (primarily under revolving credit facilities) and the sale of promoted interests under the Palace Agreement and to other industry partners that have provided a portion of the funding for the Company's 1999, 2000, 2001 and 2002 drilling program in return for participation in certain wells.

Cash flows provided by operations (after changes in working capital) were $19.5 million and $12.3 million for the nine months ended September 30, 2001 and 2002, respectively. The decrease in cash flows provided by operations in 2002 as compared to 2001 was due primarily to higher prevailing oil and natural gas prices during the first nine months of 2001 and the timing of accounts payable.

The Company has budgeted capital expenditures for the year ended December 31, 2002 of approximately $31.0 million of which $5.8 million is expected to be used to fund 3-D seismic data acquisition and land acquisitions and $21.2 million of which is expected to be used for drilling activities in the Company's project areas. The Company has budgeted to drill up to approximately 16 gross wells (6.6 net) in the Gulf Coast region and up to 69 gross (27 net) CCBM coalbed methane wells in 2002. As of September 30, 2002 the Company had drilled 12 gross wells (4.9 net) in the Gulf Coast region and 58 gross wells (22 net) CCBM coalbed methane wells. The actual number of wells drilled and capital expended is dependent upon available financing, cash flow, availability and cost of drilling rigs, land and partner issues and other factors.

The Company has continued to reinvest a substantial portion of its cash flows into increasing its 3-D supported drilling prospect portfolio, improving its 3-D seismic interpretation technology and funding its drilling program. Oil and gas capital expenditures were $20.8 million for the nine months ended September 30, 2002, which included $2.9 million of capitalized interest and general and administrative costs.

During the third quarter of 2002, the Company incurred net capital expenditures of $2.4 million for seismic data and increased its 3-D seismic data library from approximately 2,800 to 4,800 square miles. The Company recorded a current liability of approximately $2.2 million and a non-current liability of approximately $800,000 related to third quarter 2002 acquisitions. The Company's drilling efforts in the Gulf Coast region resulted in the successful completion of 20 gross wells (5.9 net) during the year ended December 31, 2001 and the successful completion of 10 gross wells (3.8 net) drilled during the nine months ended September 30, 2002. Of the 82 gross wells (30 net) drilled by CCBM, 24 gross wells (8 net) are currently producing and 59 gross wells (22 net) are awaiting evaluation before a determination can be made as to their success.

FINANCING ARRANGEMENTS

On May 24, 2002, the Company entered into a credit agreement with Hibernia National Bank (the "Hibernia Facility") which matures on January 31, 2005, and repaid its existing facility with Compass Bank (the "Compass Facility"). The Hibernia Facility provides a revolving line of credit of up to $30 million. It is secured by substantially all of the Company's assets and is guaranteed by all of the Company's subsidiaries.

The borrowing base will be determined by Hibernia National Bank at least semi-annually on each October 31 and April 30. The initial borrowing base was $12 million and the borrowing base as of October 31, 2002 was $13 million. Each party to the credit agreement can request one unscheduled borrowing base determination subsequent to each scheduled determination. The borrowing base will at all times equal the borrowing base most recently determined by Hibernia National Bank, less quarterly borrowing base reductions required subsequent to such determination. Hibernia National Bank will reset the borrowing base amount at each scheduled and each unscheduled borrowing base determination date. The initial quarterly borrowing base reduction, which commenced on June 30, 2003, was $1,250,000. The quarterly borrowing base reduction effective January 31, 2003 is $1,750,000.

In November, 2002, the Company received a commitment from Hibernia National Bank to provide additional availability under the Hibernia Facility in the amount of $2.5 million which is structured as an additional "Tranche B" under the Hibernia Facility. As such, upon completion of the amendment to the credit agreement, the total borrowing base under the Hibernia Facility will be $15.5 million, of which $6.5 million is currently drawn. The Tranche B bears interest at LIBOR plus 3.375%, is secured by certain leases and working interests in oil and natural gas wells and matures on April 30, 2003.

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

The Company is subject to certain covenants under the terms of the Hibernia Facility, including, but not limited to the maintenance of the following financial covenants: (i) a minimum current ratio of 1.0 to 1.0 (including availability under the borrowing base), (ii) a minimum quarterly debt services coverage of 1.25 times, and (iii) a minimum shareholders equity equal to $56 million, plus 100% of all subsequent common and preferred equity contributed by shareholders, plus 50% of all positive earning occurring subsequent to such quarter end, all ratios as more particularly discussed in the credit facility. The Hibernia Facility also places restrictions on additional indebtedness, dividends to non-preferred stockholders, liens, investments, mergers, acquisitions, asset dispositions, asset pledges and mortgages, change of control, repurchase or redemption for cash of the Company's common or preferred stock, speculative commodity transactions, and other matters.

At December 31, 2001 and September 30, 2002, amounts outstanding under the Compass Facility totaled $7,166,000 and zero, respectively, with an additional $620,000 and zero, respectively, available for future borrowings. At December 31, 2001 and September 30, 2002, amounts outstanding under the Hibernia Facility totaled zero and $6,500,000, respectively, with an additional zero and $4,250,000, respectively, available for future borrowings. At December 31, 2001, one letter of credit was issued and outstanding under the Compass Facility in the amount of $224,000. At September 30, 2002, one letter of credit was issued and outstanding under the Hibernia Facility in the amount of $224,000.

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

In December 1999, the Company consummated the sale of $22 million principal amount of 9% Senior Subordinated Notes due 2007 (the "Subordinated Notes") to an investor group led by CB Capital Investors, L.P. (now JPMorgan Partners, LLC) which included certain members of the Board of Directors. The Subordinated Notes were sold at a discount of $688,761 which is being amortized over the life of the notes. Interest is payable quarterly beginning March 31, 2000. The Company may elect, for a period of five years, to increase the amount of the Subordinated Notes for up to 60% of the interest which would otherwise be payable in cash. The Subordinated Notes were increased by $2,552,970 and $3,220,375 for such interest as of December 31, 2001 and September 30, 2002, respectively. Concurrent with the sale of the notes, the Company consummated the sale of 3,636,364 shares of Common Stock at a price of $2.20 per share and Warrants to purchase up to 2,760,189 shares of the Company's Common Stock at an exercise price of $2.20 per share. For accounting purposes, the Warrants are valued at $0.25 per Warrant. The Warrants have an exercise price of $2.20 per share and expire in December 2007.

The Company is subject to certain covenants under the terms under the related Securities Purchase Agreement, including but not limited to, (a) maintenance of a specified Tangible Net Worth, (b) maintenance of a ratio of EBITDA (earnings before interest, taxes depreciation and amortization) to quarterly Debt Service (as defined in the agreement) of not less than 1.00 to 1.00, and (c) limit its capital expenditures to an amount equal to the Company's EBITDA for the immediately prior fiscal year (unless approved by the Company's Board of Directors and a JPMorgan Partners, LLC appointed director), as well as limits on the Company's ability to (i) incur indebtedness, (ii) incur or allow liens,
(iii) engage in mergers, consolidation, sales of assets and acquisitions, (iv) declare dividends and effect certain distributions (including restrictions on distributions upon the Common Stock), (v) engage in transactions with affiliates
(vi) make certain repayments and prepayments, including any prepayment of the Company's Term Loan, any subordinated debt, indebtedness that is guaranteed or credit-enhanced by any affiliate of the Company, and prepayments that effect certain permanent reductions in revolving credit facilities.

Of the approximately $29.0 million net proceeds of this financing, $12.1 million was used to fund the repurchase from certain Enron Corp. affiliates of all the outstanding shares of Series A Preferred Stock and 750,000 Warrants and related expenses, $2.0 million was used to repay the bridge loan extended to the Company by its outside directors, $2.0 million was used to repay a portion of the Compass Term Loan, $1.0 million was used to repay a portion of the Compass Borrowing Base Facility, and the remaining proceeds were used to fund the Company's ongoing exploration and development program and general corporate purposes.

In February 2002, the Company consummated the sale of 60,000 shares of Series B Preferred Stock and 2002 Warrants to purchase 252,632 shares of Common Stock for an aggregate purchase price of $6.0 million to an investor group led by Mellon Ventures, L.P. which included Steven A. Webster, the Company's Chairman of the Board of Directors. The Series B Preferred Stock is convertible into Common Stock by the investors at a conversion price of $5.70 per share, subject to adjustment, and is initially convertible into 1,052,632 shares of Common Stock. The net proceeds of this financing were approximately $5.8 million and were used to fund the Company's ongoing exploration and development program and general corporate purposes.

Dividends on the Series B Preferred Stock will be payable in either cash at a rate of 8% per annum or, at the Company's option, by payment in kind of additional shares of the Series B Preferred Stock at a rate of 10% per annum. At September 30, 2002 the outstanding balance of the Series B Preferred Stock had been increased by $128,508 (2,185.08 shares) for dividends paid in kind. In addition to the foregoing, if the Company declares a cash dividend on the Common Stock of the Company, the holders of shares of Series B Preferred Stock are entitled to receive for each share of Series B Preferred Stock a cash dividend in the amount of the cash dividend that would be received by a holder of the Common Stock into which such share of Series B Preferred Stock is convertible on the record date for such cash dividend. Unless all accrued dividends on the Series B Preferred Stock shall have been paid and a sum sufficient for the payment thereof set apart, no distributions may be paid on any Junior Stock (which includes the Common Stock) (as defined in the Statement of Resolutions for the Series B Preferred Stock) and no redemption of any Junior Stock shall occur other than subject to certain exceptions.

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

CRITICAL ACCOUNTING POLICIES

Oil and Natural Gas Properties

Investments in oil and natural gas properties are accounted for using the full-cost method of accounting. All costs directly associated with the acquisition, exploration and development of oil and natural gas properties are capitalized. Such costs include lease acquisitions, seismic surveys, and drilling and completion equipment. The Company proportionally consolidates its interests in oil and gas properties. Additionally, the Company capitalized compensation costs for employees working directly on exploration activities of $763,475 and $703,180, respectively, for the nine months ended September 30, 2001 and 2002.

Oil and natural gas properties are amortized based on the unit-of-production method using estimates of proved reserve quantities. Investments in unproved properties are not amortized until proved reserves associated with the projects can be determined or until impairment occurs. Unevaluated properties are evaluated periodically for impairment on a property-by-property basis. If the results of an assessment indicate that the properties are impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rate per thousand cubic feet equivalent
(Mcfe) for the nine months ended September 30, 2001 and 2002, was $1.18 and $1.44, respectively.

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

Upon entering into a derivative contract, the Company designates the derivative instruments as a hedge of the variability of cash flow to be received (cash flow hedge). Changes in the fair value of a cash flow hedge are recorded in other comprehensive income to the extent that the derivative is effective in offsetting changes in the fair value of the hedged item. Any ineffectiveness in the relationship between the cash flow hedge and the hedged item is recognized currently in income. Gains and losses accumulated in other comprehensive income associated with the cash flow hedge are recognized in earnings as oil and gas revenues when the forecasted transaction occurs. All of the Company's derivative instruments at January 1, 2001, December 31, 2001 and September 30, 2002 were designated and effective as cash flow hedges except for its positions with an affiliate of Enron Corp. as discussed in Note 8 to the Consolidated Financial Statements. All of the Enron positions were terminated by the Company in March 2002 pursuant to the terms of the contracts.

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

     ITEM 3A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2001. There have been no material changes to the disclosure regarding our exposure to certain market risks made in the Annual Report. For additional information regarding our long-term debt, see Note 3 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

                        ITEM 4 - CONTROLS AND PROCEDURES

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial and Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial and Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic filings with the Securities and Exchange Commission. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

In July 2001, the Company was notified of a prior lease in favor of a predecessor of ExxonMobil purporting to be valid and covering the same property as the Company's Neblett lease in Starr County, Texas. The Neblett lease is part of a unit in N. La Copita in which the Company owns a non-operating interest. The operator of the lease, GMT, filed a petition for, and was granted, a temporary restraining order against ExxonMobil in the 229th Judicial Court in Starr County, Texas enjoining ExxonMobil from taking possession of the four Neblett wells. Pending resolution of the underlying title issue, the temporary restraining order was extended voluntarily by agreement of the parties, conditioned on GMT paying the revenues into escrow and agreeing to provide ExxonMobil with certain discovery materials in this action. ExxonMobil has filed a counterclaim against GMT and all the non-operators, including the Company, to establish the validity of its lease, remove cloud on title, quiet title to the property, and for conversion, trespass and punitive damages. ExxonMobil seeks unspecified damages for the lost profits on the sale of the hydrocarbons from this property, and for a determination of whether the Company and the other working interest owners were in good faith or bad faith in trespassing on this lease. If a determination of bad faith is made, the parties will not be able to recover their costs of developing this property from the revenues therefrom. While there is always a risk in the outcome of the litigation, the Company believes there is no question that the Company acted in good faith and intends to vigorously defend its position. If the case cannot be settled and the title issue is decided unfavorably, the Company believes that it will ultimately be able to recover its drilling and operating costs as a good faith trespasser. A complete loss of the lease in question would result in the loss to the Company of approximately .6 Bcfe of reported proved reserves as of December 31, 2000 or ..9 Bcfe of reported proved reserves as of June 30, 2001. No reserves with respect to these properties were included in the Company's reported proved reserves as of December 31, 2001 and June 30, 2002. At the time of shut in, the Neblett #1 well was producing at a rate of approximately 45 Mcfe per day, the Neblett #2 well was producing at the rate of approximately 90 Mcfe per day and the Neblett #3 well was producing at the rate of approximately 895 Mcfe per day, all net to the Company's interest. The Company believes that an unfavorable outcome in this matter would not have a material impact on its financial statements. The Company has recorded revenues only to the extent of well costs funded by the Company. The Company and the other working interest owners in the Neblett Unit have reached an agreement in principal with ExxonMobil and the landowner, pursuant to which the parties will settle their disputes in this litigation. Drafts of the settlement documents have been circulated for review. Pursuant to the terms of the settlement, the Company will transfer its interest in the Neblett Unit leases to ExxonMobil in return for a payment representing reimbursement of the net, un-recouped costs of drilling, completing, producing and operating the four Neblett wells. In addition, the landowner will reimburse the working interest group (including the Company) the amount of the lease bonus and certain excess royalty payments. There can be no assurance as to a final settlement or the terms thereof until all settlement agreements are approved and executed by all parties.

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

         The matters submitted to a vote of shareholders were (i) the reelection of Steven A. Webster, Christopher C. Behrens, Bryan R. Martin, Douglas A.P. Hamilton, Paul B. Loyd, Jr., F. Gardner Parker, S.P. Johnson IV and Frank A. Wojtek as directors, (ii) the approval of the amendment to the incentive plan increasing the number of shares of common stock available for issuance and (iii) the approval of the appointment of Ernst & Young, LLP as Independent Public Accountants for the fiscal year ended December 31, 2002. With respect to the election of directors, the following number of votes were cast for the nominees:
7,611,358 for Mr. Webster and 23,844 withheld; 7,611,358 for Mr. Behrens and 23,844 withheld; 7,601,258 for Mr. Martin and 33,944 withheld; 7,611,358 for Mr. Hamilton and 23,844 withheld; 7,611,358 for Mr. Loyd and 23,844 withheld; 7,611,217 for Mr. Parker and 23,985 withheld; 7,611,358 for Mr. Johnson and 23,844 withheld; and 7,611,358 for Mr. Wojtek and 23,844 withheld. There were no abstentions in the election of directors. With respect to the amendment to the incentive plan, 7,307,865 votes were cast for the amendment, 238,781 votes were against and 88,565 were abstained. With respect to the appointment of Ernst & Young, LLP as Independent Public Accountants, 7,617,492 votes were cast for the appointment, 14,033 votes were against, and 14,033 votes abstained.

Item 5 - Other Information

         None

Item 6 - Exhibits and Reports on Form 8-K

         Exhibits

  Exhibit
   Number                             Description
------------     --------------------------------------------------------------
    +2.1     --  Combination Agreement by and among the Company, Carrizo
                 Production, Inc., Encinitas Partners Ltd., La Rosa Partners
                 Ltd., Carrizo Partners Ltd., Paul B. Loyd, Jr., Steven A.
                 Webster, S.P. Johnson IV, Douglas A.P. Hamilton and Frank A.
                 Wojtek dated as of September 6, 1997 (incorporated herein by reference to Exhibit 2.1 to the Company's Registration
                 Statement on Form S-1 (Registration No. 333-29187)).

    +3.1     --  Amended and Restated Articles of Incorporation of the Company
                 (incorporated herein by reference to Exhibit 3.1 to the
                 Company's Annual Report on Form 10-K for the year ended
                 December 31, 1997).

    +3.2     --  Amended and Restated Bylaws of the Company, as amended by
                 Amendment No. 1 (incorporated herein by reference to Exhibit
                 3.2 to the Company's Registration Statement on Form 8-A
                 (Registration No. 000-22915) Amendment No. 2 (incorporated herein by reference to Exhibit 3.2 to the Company's Current
                 Report on Form 8-K dated December 15, 1999) and Amendment No.
                 3 (Incorporated herein by reference to Exhibit 3.1 to the
                 Company's Current Report on Form 8-K dated February 20, 2002).

    +3.3     --  Statement of Resolution dated February 20, 2002 establishing the Series B Convertible Participating Preferred Stock
                 providing for the designations, preferences, limitations and relative rights, voting, redemption and other rights thereof
                 (Incorporated herein by reference to Exhibit 99.2 to the
                 Company's Current Report on Form 8-K dated February 20, 2002).

    +3.4     --  Credit Agreement dated as of May 24, 2002 by and between
                 Carrizo Oil & Gas, Inc., CCBM, Inc. and Hibernia National
                 Bank.

    +3.5     --  Revolving Note by and between Carrizo Oil & Gas, Inc. and
                 Hibernia National Bank dated May 24, 2002.

    +3.6     --  Commercial Guarantee by and between CCBM, Inc. and Hibernia
                 National Bank dated May 24, 2002.

    +3.7     -   Stock Pledge and Security Agreement by and between Carrizo Oil
                 & Gas, Inc. and Hibernia National Bank dated May 24, 2002.

    +3.8     -   First Amendment to Credit Agreement dated July 9, 2002 to the
                 Credit Agreement by and between Carrizo Oil & Gas, Inc. and
                 Hibernia National Bank dated May 24, 2002.

   +10.1     -   Amendment No. 1 to the Amended and Restated Incentive Plan of
                 the Company.

   +10.2     -   Employment Agreement between the Company and Jeremy T. Greene.

+        Incorporated herein by reference as indicated.

         Reports on Form 8-K

         In a Current Report on Form 8-K filed with the SEC on August 14, 2002, we (i) reported pursuant to Item 9 on Form 8-K that we had filed executive sworn statements pursuant to SEC Order N. 4-460 and executive certifications required pursuant to Section 906 of the Sarbannes-Oxley Act of 2002 and (ii) filed the related executive sworn statements and certifications pursuant to
Item 7 of Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Carrizo Oil & Gas, Inc.
                                   (Registrant)



Date:  November 14, 2002           By:  /s/ S. P. Johnson, IV
                                   --------------------------------------------
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)



Date:  November 14, 2002           By:  /s/ Frank A. Wojtek
                                   --------------------------------------------
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                 CERTIFICATIONS

                          Principal Executive Officer

I, S.P. Johnson IV, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of Carrizo Oil & Gas, Inc..

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;


  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November  14, 2002                         /s/ S.P. Johnson
                                                    ----------------------------
                                                    S.P. Johnson
                                                    Chief Executive Officer

                          Principal Financial Officer

I, Frank A. Wojtek, certify that:

  1. I have reviewed this quarterly report on Form 10-Q of Edge Petroleum Corporation.

  2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function);

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:    November 14, 2002                       /s/ Frank A. Wojtek
                                                 -------------------------------
                                                 Senior Vice President and Chief
                                                 Financial Officer