Form 10-Q/A
period 2002-09-30
CARRIZO OIL & GAS INC
filed 2002-11-15
CIK 1040593

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)


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

                             CARRIZO OIL & GAS, INC.


         This Amendment No. 1 to Form 10-Q on Form 10-Q/A amends the Certification of Principal Financial Officer of our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2002 to correct a word processing error.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    Carrizo Oil & Gas, Inc.
                                    (Registrant)



Date:  November 15, 2002            By: /s/  S. P. Johnson, IV
                                        -------------------------------------
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date:  November 15, 2002            By: /s/  Frank A. Wojtek
                                        -------------------------------------
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                           Principal Financial Officer

I, Frank A. Wojtek, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Carrizo Oil & Gas, Inc.

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


     Date:    November 14, 2002                   By: /s/  Frank A. Wojtek
                                                  ------------------------------
                                                  Vice President and Chief
                                                  Financial Officer