Form 10-K
period 2002-12-31
CARRIZO OIL & GAS INC
filed 2003-03-31
CIK 1040593

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
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

                                       [X]

     Indicate by check mark whether the registrant is an accelerated filer.

                                 YES [ ] NO [X]

     At June 28, 2002, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $21.0 million based on the closing price of such stock on such date of $4.26.

    At March 20, 2003, the number of shares outstanding of the registrant's Common Stock was 14,200,716.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Registrant's 2003 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2002.

================================================================================

                                TABLE OF CONTENTS



PART I.......................................................................    2
  Item 1. and Item 2. Business and Properties................................    2
  Item 3. Legal Proceedings..................................................   22
  Item 4. Submission of Matters to a Vote of Security Holders................   22
  Executive Officers of the Registrant.......................................   22
PART II......................................................................   23
  Item 5. Market for Registrant's Common Stock and Related Shareholder
     Matters.................................................................   23
  Item 6. Selected Financial Data............................................   23
  Item 7. Management's Discussion and Analysis of Financial Condition and
     Results of Operations...................................................   26
  Item 7A. Qualitative and Quantitative Disclosures About Market Risk........   37
  Item 8. Financial Statements and Supplementary Data........................   38
  Item 9. Changes In and Disagreements With Accountants on Accounting
     and Financial Disclosure................................................   38
PART III.....................................................................   38
  Item 10. Directors and Executive Officers of the Registrant................   38
  Item 11. Executive Compensation............................................   38
  Item 12. Security Ownership of Certain Beneficial Owners and Management
    and Related Shareholder Matters..........................................   38
  Item 13. Certain Relationships and Related Party Transactions..............   39
  Item 14. Controls and Procedures...........................................   39
PART IV......................................................................   39
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K...   39

PART I

ITEM 1. AND ITEM 2. BUSINESS AND PROPERTIES

GENERAL

     Carrizo Oil & Gas, Inc. ("Carrizo" or the "Company") is an independent oil and gas company engaged in the exploration, development, exploitation and production of natural gas and crude oil. The Company's current operations are primarily focused onshore in proven oil and gas producing trends along the Gulf Coast, in Texas and Louisiana in the Frio, Wilcox and Vicksburg trends ("Gulf Coast Core Areas").

     The Company believes that the availability of economic onshore 3-D seismic surveys has fundamentally changed the risk profile of oil and gas exploration in these regions. During the period from 1996 through December 2001 the Company acquired 52 3-D seismic surveys with over 2,700 square miles of 3-D data in the Gulf Coast Core Areas. In late 2002 the Company acquired (or obtained the right to acquire) an additional 2,750 square miles of 3-D seismic data in the Gulf Coast Core Areas, including primarily either recently merged and reprocessed data sets or data newly released to industry. The Company also acquired additional 3-D seismic data during 2002 as a result of certain data licensing swaps. The 2002 data acquisitions nearly double the amount of 3-D seismic data the Company owns in the Gulf Coast Core Areas, and has led to the identification of additional drilling prospects over which the Company is currently in the process of acquiring additional lease acreage. These new data, if all are acquired, will bring the Company's 3-D seismic database in the Gulf Coast Core Areas to 6,732 square miles, which the Company believes is one of the largest such databases owned by an independent exploration company in the region. The Company also has approximately 1,840 square miles of 3-D data in non-core areas in which the Company presently does not have active projects, but which the Company is screening for potential drilling prospects. The Company continuously analyzes and reprocesses the 3-D seismic data in search of prospects which the Company believes have a high probability of containing natural gas or oil.

     Historically, the Company aggressively sought to control significant prospective acreage blocks for 3-D seismic surveys. The Company would typically seek to acquire seismic permits from landowners that included options to lease the acreage prior to conducting proprietary surveys. In other circumstances, including when the Company participated in 3-D group shoots, the Company typically sought to obtain leases or farm-ins rather than lease options. From 1996 through 2002, the Company assembled over 400,000 gross acres under lease or option. After the 3-D seismic data was processed and analyzed, the Company sought to retain such acreage as it deemed to be prospective and released non-prospective acreage. As of December 31, 2002, the Company had 100,707 gross acres in Texas and Louisiana under lease or lease option, most of which is covered by 3-D seismic data, and 287,994 gross acres in Wyoming and Montana under lease or option.

     From the analysis and interpretation of the 3-D seismic data, Carrizo has amassed a large drill-site inventory, with as many as 210 gross wells that could be drilled over the next three to five years, assuming sufficient capital resources. Most of the Company's drilling targets in prior years have been shallow (from 4,000 to 7,000 feet), normally pressured reservoirs that generally involve moderate cost (typically $0.3 million to $0.4 million per completed well) and risk. Many of the Company's current drilling prospects are deeper, over-pressured targets which have greater economic potential but generally involve higher cost (typically $1.0 million to $4.0 million per completed well) and risk. The Company usually seeks to sell a portion of these deeper prospects to reduce its exploration risk and financial exposure while still allowing the Company to retain significant upside potential. The Company has recently begun to retain larger percentages of, and increased its exposure to, higher cost, higher potential wells.

     The Company operates the majority of its projects through the exploratory phase but may relinquish operator status to qualified partners in the production phase in order to focus resources on the higher-value exploratory phase. As of December 31, 2002, the Company operated 85 producing oil and gas wells, which accounted for 52% of the onshore Gulf Coast producing wells in which the Company had an interest.

     During 2001, the Company, through its wholly-owned subsidiary, CCBM, Inc. ("CCBM") acquired 50% of the working interests held by Rocky Mountain Gas, Inc. ("RMG") in approximately 107,000 net mineral acres prospective for coalbed methane located in the Powder River Basin in Wyoming and Montana. The Company has participated in the acquisition and/or drilling of 75 gross wells, all of which encountered coal accumulations. Of these wells, 24 wells are currently producing, 19 are in the dewatering phase and 36 wells are under evaluation to determine if they are likely to result in commercial production of natural gas. Proved reserves of 0.6 Bcfe are assigned to the Company's coalbed methane properties as of December 31, 2002.

     The Company has increased its oil and gas reserves from its inception in 1993 primarily due to its 3-D based drilling and development activities. From January 1, 1996 to December 31, 2002, the Company participated in the drilling of 263 gross wells (82.2 net) with a commercial well success rate of approximately 66%, excluding the 75 gross (28 net) coalbed methane wells drilled by CCBM. This drilling success contributed to the Company's total proved reserves as of December 31, 2002 of 63.2 Bcfe with a PV-10 Value of $83.6 million. See "Oil and Natural Gas Properties". During 2002, the Company added a net 11.4 Bcfe to proved reserves, offset by 7.2 Bcfe of production. The Company has financed the majority of its drilling activity through internal cash flow generated primarily from oil and natural gas production sales revenue.

     Certain terms used herein relating to the oil and natural gas industry are defined in "Glossary of Certain Industry Terms" below.

EXPLORATION APPROACH

     The Company's strategy has been to rapidly accumulate large amounts of 3-D seismic data along primarily prolific, producing trends of the onshore Gulf Coast, after obtaining options to lease areas covered by the data. The Company then uses 3-D seismic data to identify or evaluate prospects before drilling the prospects that fit its risk/reward criteria. The Company typically seeks to explore in locations within its core areas of expertise that it believes have
(i) numerous accumulations of normally pressured reserves at shallow depths and in geologic traps that are difficult to define without the interpretation of 3-D seismic data and (ii) the potential for large accumulations of deeper, over-pressured reserves.

     As a result of the increased availability of economic onshore 3-D seismic surveys and the improvement and increased affordability of data interpretation technologies, the Company has relied almost exclusively on the interpretation of 3-D seismic data in its exploration strategy. The Company generally does not invest any substantial portion of the costs for an exploration well without first interpreting 3-D seismic data. The principal advantage of 3-D seismic data over traditional 2-D seismic analysis is that it affords the geoscientist the ability to interpret a three dimensional cube of data as compared to interpreting between widely separated two dimensional vertical profiles. Consequently, the geoscientist is able to more fully and accurately evaluate prospective areas, improving the probability of drilling commercially successful wells in both exploratory and development drilling. The use of 3-D seismic allows the geoscientist to identify and use areas of irregular sand geometry to augment or replace structural interpretation in the identification of potential hydrocarbon accumulations. Additionally, detailed analysis and correlation of the 3-D seismic response to lithology and contained fluids assist geoscientists in identifying and prioritizing drilling targets. Because 3-D analysis is completed over an entire target area cube, shallow, intermediate and deep objectives are analyzed. Additionally, the more precise structural definition allowed by 3-D seismic data combined with integration of available well and production data assists in the positioning of new development wells.

     Historically, the Company sought to obtain large volumes of 3-D seismic data either by participating in large seismic data acquisition programs either alone or pursuant to joint venture arrangements with other energy companies, or through "group shoots" in which the Company shared the costs and results of seismic surveys. By participating in joint ventures and group shoots, the Company was able to share the up-front costs of seismic data acquisition and interpretation, thereby enabling it to participate in a larger number of projects and diversify exploration costs and risks. Most of the Company's operations are conducted through joint operations with industry participants.

     The Company has also participated in 3-D data licensing swaps, whereby the Company transfers license rights to certain proprietary 3-D data it owns in exchange for license rights to other 3-D data within its core areas, thus allowing the Company to obtain access to additional 3-D data within its Gulf Coast Core Areas at either minimal or no out-of-pocket cash cost.

     In late 2002, the Company acquired (or obtained the right to acquire) an additional 2,750 square miles of 3-D seismic data in its Gulf Coast Core Areas. These new data are primarily either recently merged and reprocessed data sets or former proprietary data sets newly released to industry. Specific Company operating areas to which new data were added as a result of the late 2002 data acquisition include (1) 450 square miles of newly reprocessed 3-D data to the Matagorda project area, (2) 167 square miles of newly released 3-D data to the Liberty Project area, (3) 239 square miles to the Wilcox project area, and (4) 826 square miles of newly reprocessed 3-D data to the South Louisiana project area. These data acquisitions consist of existing nonproprietary data sets obtained from seismic companies at what the Company believes to be attractive pricing.

     The Company's primary strategy for acreage acquisition in prior years was to obtain leasing options covering large geographic areas in connection with 3-D seismic surveys. Prior to conducting proprietary surveys, the Company typically sought to acquire seismic permits that included options to lease the acreage, thereby ensuring the price and availability of leases on drilling prospects that may result upon completing a successful seismic data acquisition program over a project area. The Company generally attempted to obtain these options covering at least 80% of the project area for proprietary surveys. The size of these surveys ranged from 10 to 80 square miles. When the Company participated in 3-D group shoots, it generally sought prospective leases as quickly as possible following interpretation of the survey. In connection with some group shoots in which the Company believed that competition for acreage was especially strong, the Company sought to obtain lease options or leases in prospective areas prior to the receipt or interpretation of 3-D seismic data. After receipt of and interpretation of the 3-D seismic data, the Company generally seeks to retain only such acreage or leases as it deems to be prospective based upon the 3-D results and the Company's interpretation. In more recent years, the Company has focused less on conducting proprietary 3-D surveys, and has focused instead on
(1) the continual interpretation and evaluation of its existing 3-D seismic database and the drilling of identified prospects on such acreage and (2) the acquisition of existing non-proprietary 3-D data at reduced prices, in many cases contiguous to or in areas nearby existing Company project areas where the Company has extensive knowledge and subsequent acquisition of related acreage as the Company deems to be prospective based upon its interpretation of such 3-D data.

     The Company maintains a flexible and diversified approach to project identification by focusing on the estimated financial results of a project area rather than limiting its focus to any one method or source for obtaining leads for new project areas. The Company's current project areas result from leads developed primarily by the Company's internal staff. Additionally, the Company monitors competitor activity and reviews outside prospect generation by small, independent "prospect generators", or the Company's joint venture partners. The Company complements its exploratory drilling portfolio through the use of these outside sources of project generation, and typically retains operation rights. Specific drill-sites are typically chosen by the Company's own geoscientists.

OPERATING APPROACH

     The Company's management team has extensive experience in the development and management of exploration projects along the Texas and Louisiana Gulf Coast. The Company believes that the experience of its management in the development, processing and analysis of 3-D projects and data in the Gulf Coast Core Areas is a competitive advantage for the Company. The Company's technical and operating employees have an average of 20 years of industry experience, in many cases with major and large independent oil companies, including Shell Oil Company, Arco, Vastar Resources, Inc., Pennzoil Company and Tenneco Inc.

     The Company generally seeks to obtain lease operator status and control over field operations, and in particular seeks to control decisions regarding 3-D survey design parameters and drilling and completion methods. As of December 31, 2002, the Company operated 85 producing oil and natural gas wells.

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

     The Company seeks to use advanced production techniques to exploit and expand its reserve base. Following the discovery of proved reserves, the Company typically continues to evaluate its producing properties through the use of 3-D seismic data to locate undrained fault blocks and identify new drilling prospects and performs further reserve analysis and geological field studies using computer aided exploration techniques. The Company has integrated its 3-D seismic data with reservoir characterization and management systems through the use of geophysical workstations which are compatible with industry standard reservoir simulation programs.

SIGNIFICANT PROJECT AREAS

     This section is an explanation and detail of some of the relevant project groupings from the Company's overall inventory of seismic data and prospects. It is difficult to uniquely categorize many of the 3-D projects because they were originally screened and selected for multiple objectives. In the Texas Wilcox Areas, additional 3-D data that connects and overlaps existing project area grids continues to be acquired and integrated into the Company's prospect evaluations and as such, a geographical subgrouping is now used to describe the Company's areas of focus, rather than the original project area descriptions. This discussion clarifies this organizational framework and highlights the project areas where the majority of the expected drilling will take place over the next 12 to 18 months.

                            3-D PROJECT SUMMARY CHART
                             As of December 31, 2002

                                                                      SQUARE           2003
                                                                      MILES           PLANNED
                                                                      OF 3-D          SEISMIC          GROSS           NET
           FOCUS AREA                       3-D PROJECT               SEISMIC       ADDITIONS(2)      ACREAGE        ACREAGE
           ----------                       -----------               -------       ------------      -------        -------
TEXAS WILCOX AREAS
                                         Wilcox Central                 957              180            18,854         8,416
                                         Wilcox South                   562               --            17,347         2,809
                                         Wilcox East                    274               --             1,187           824



TEXAS FRIO/VICKSBURG/YEGUA AREAS
                                         Matagorda                      542              125             7,355         3,951
                                         Wharton/Victoria                83               --            14,979         2,743
                                         Other Areas                  1,477               --            19,259         5,164

SOUTHEAST TEXAS AREAS
                                         Liberty                        223               60             7,488         2,321
                                         Cedar Point                     30                              3,268         1,159
                                         Other Areas                      9              265                --             -


SOUTH TEXAS
                                         LaSalle/McMullen                65               --             6,729         6,159

LOUISIANA AREAS
                                         La Rose                         39               --             2,342         1,557
                                         Other Areas                  1,166              675             1,899           242
                                                                      -----            -----           -------        ------



GULF COAST CORE AREA                                                  5,427            1,305           100,707        35,345
                                                                      =====            =====           =======        ======



NONCORE AREAS(1)                                                      1,840               --                --            --
                                                                      =====            =====           =======        ======


WYOMING/MONTANA COALBED
METHANE AREA                                                              --              --           287,994        55,167
                                                                   =========        ========           =======        ======

----------

(1) 3-D seismic coverage in oil & gas producing basins outside areas of current leasehold activity.

(2) 2003 planned seismic additions are primarily 3-D seismic data, the rights to which the Company acquired as part of a 2,750 square mile data purchase in late 2002, that is expected to be delivered to the Company in 2003.

TEXAS -- WILCOX AREAS

     The prolific Wilcox trend in South Texas continues to be a primary area of exploration and development focus for Carrizo. The

Company has a total of 1,793 square miles of 3-D seismic data that covers potential Wilcox formation exploration and development targets. Wilcox prospects occur at a variety of depths but are often relatively deeper targets with both high reserve potential as well as higher well costs. While Carrizo operates almost all of its Wilcox area projects, portions of these wells are typically sold down to industry partners to reduce costs and offset exploration and operational risk.

     The Wilcox Central subgroup area contains Company project areas in Goliad, Lavaca, Dewitt, and Bee Counties, Texas and includes the Cabeza Creek Project Area. The Wilcox South subgroup contains projects in Duval, Live Oak, Webb, Zapata and McMullen Counties, Texas. The Wilcox East subgroup contains projects in Colorado, Jackson, Victoria, Fort Bend and Wharton Counties, Texas.

Wilcox Central -- Goliad, Lavaca, Dewitt, and Bee Counties

     The Company was successful on six out of seven wells drilled within the central Wilcox area during 2002 with drilling focused in the Cabeza Creek Project Area. Two successful field extension wells to the "Riverdale #2" discovery well were drilled during 2002, the "Riverdale #1" which commenced production in May 2002 and the "Riverdale #3" well which commenced production in August 2002. Carrizo is the operator of the wells and owns a 68.75% working interest. The Company has eleven additional prospects that are drill-ready within the 8,416 net acre area that the Company plans to further evaluate over the next 12 to 18 months, including six wells expected to be drilled during 2003. The primary targets range from the Lower Wilcox to the expanded Upper Wilcox between 12,000 and 16,000 feet. During 2003, the Company plans to participate in a Lower Wilcox test well. The Company continues to develop prospects within its 957 square mile central Wilcox 3-D database, and is working to secure leases over the areas it believes have the highest potential.

Wilcox South -- Live Oak, Duval, Webb, Zapata, and McMullen Counties

     The Company continues to develop prospects within its 562 square mile southern Wilcox 3-D seismic database and is working to secure leases over areas it believes have the highest potential. The primary targets include upper Wilcox through Lobo formations. The Company was successful on both of the wells drilled in the area during 2002, the "S. Marshall Jr. A-2123 #1" and "S. Marshall Jr. A-2123 #2" wells in Duval County, both of which commenced sales in February 2003. The Company operates the wells and owns a 29.25% working interest. The Company plans to drill at least one additional well in this area during 2003 near a recent discovery well drilled by a competitor.

Wilcox East -- Colorado, Jackson, Victoria, Fort Bend, and Wharton Counties

     The Company continues to develop prospects within its 274 square mile 3-D database and is working to secure leases over the areas it believes have the highest potential. Targets range from the Lower Wilcox to expanded Upper Wilcox between 12,000 and 16,000 feet. Depending upon the success of leasing efforts, initial drilling could occur in late 2003 or 2004.

TEXAS FRIO/VICKSBURG/YEGUA AREAS

     This combined area trend sometimes overlaps but is generally closer to the Texas Gulf Coast than the Wilcox areas discussed above. In any particular target or prospect, the Frio is usually a shallower formation, while the Yegua and Vicksburg are generally relatively deeper formations. Across the Carrizo project areas, prospect targets vary greatly in depth and area distribution. The Company has a total of 2,102 miles of 3-D seismic data over these Frio, Vicksburg and Yegua sands. Several key areas are discussed below which highlight areas of expected focus during 2003 and future years.

Matagorda -- Matagorda County

     The Matagorda Project Area currently includes license to 542 square miles of 3-D seismic and 3,951 net acres of current leasehold in Matagorda County, Texas. The Company continued its drilling success during 2002 in the Matagorda Project Area with three successful wells. All three wells were drilled as offsets to the field discovery well, the "Staubach #1" that commenced production in January 2002 at over 17,000 Mcfe per day. The "Burkhart #1R" was completed and commenced production in July 2002 at a gross rate of 1,500 barrels of oil and 8,700 Mcf of natural gas (17,700 Mcfe) per day. Carrizo owns a 35% working interest in the well. In July 2002, the Company spud the "Pauline Huebner A-382 #1" well which Carrizo operates and owns a 45% working interest. This well commenced production in mid-November 2002 at a gross rate of approximately 1,800 barrels of oil and 5,000 Mcf of natural gas (approximately 15,800 Mcfe) per day. The latest successful well, the "Matthes-Huebner #1" well, reached total depth of 12,500 feet on December 17, 2002, logged approximately 60 feet of net pay in the Lower Frio section, and was the first well to have multiple pay zones. Carrizo owns an approximate 32.21% working interest in the well which commenced production in early January 2003 at a gross rate of approximately 2,518 barrels of oil and 7,700 Mcf of natural gas (22,800 Mcfe) per day. These four wells are currently continuing to produce at a combined gross rate of approximately 4,990 barrels of oil and 18,800 Mcf of natural gas (48,740 Mcfe) per day, or 12,140 Mcfe/d net to the Company's interest. The Company plans to drill four additional prospects within the next 12 months. Two of the planned wells were spud during March 2003.

Wharton and Victoria Counties

     The Wharton and Victoria County project areas target both normal pressured Frio and expanded Yegua prospect opportunities identified on the Wharton County and Victoria County, Texas 3-D seismic data sets that cover approximately 83 square miles. The Company plans to drill three normal pressured Frio wells in these areas during 2003 retaining working interests as high as 51%. Although relatively small prospects, these are seismic amplitude anomaly targets that are expected to have relatively high chance of success.

SOUTHEAST TEXAS AREAS

     Carrizo has now acquired approximately 587 square miles of 3-D data (including 325 square miles of newly released data delivered in 2003) over its Southeast Texas project areas which are focused primarily on the Frio, Yegua, Cook Mountain and Vicksburg formations. The Liberty Project Area and Cedar Point Project Area have proven to be successful for the Company and the Company expects that the Liberty Project Area will constitute a significant portion of the 2003 drilling program.

Liberty

     Carrizo has identified and leased prospects ranging from the Frio to the Cook Mountain formations within the 223 square miles of 3-D seismic in the Liberty Project Area which, along with 60 square miles of newly released 3-D seismic data acquired in early 2003, now covers significant areas of Liberty and Hardin Counties, Texas. To date, the Company has been successful on four of six wells drilled, including one Yegua well, one Frio well and two Cook Mountain wells. The latest Cook Mountain test well drilled during the fourth quarter of 2002, the "Hankamer #1" well, logged approximately 40 feet of net pay in the Cook Mountain interval and tested at a gross rate of 10,490 MCF of natural gas and 772 barrels of oil (15,122 Mcfe). Carrizo operates the well and owns a 40% working interest. Efforts to put the well online have been delayed due to flooding late last year and the inability to connect to infrastructure, however, the well is expected to commence production in early April 2003. Carrizo plans to drill three additional wells in the Liberty Project Area during 2003.

Cedar Point

     The Cedar Point Project Area is located in Chambers County, Texas, adjacent to Trinity Bay. The 30 square mile 3-D survey targets the lower Frio and Vicksburg formations. Five of six wells drilled to date have been successful. Carrizo plans to drill an additional well in 2003. The Company's working interest in leases in this project area is approximately 25%.

SOUTH TEXAS

LaSalle and McMullen Counties

     The South Texas Project Area is located in LaSalle and McMullen Counties, Texas. Analysis and interpretation of the 65 square mile proprietary 3-D seismic survey has revealed two large Sligo Patch reef prospects. The Company believes these prospects could hold significant potential, and expects to spud the first test well in late 2003. The Company currently has an approximate 79% working interest in these prospects, but expects to sell down a portion of its interest to industry partners in order to mitigate the exploration risk and the Company's financial exposure.

LOUISIANA

LaRose

     During 2002, the Company successfully drilled and completed the "Louisiana Delta Farms #2" well, offsetting the LaRose Prospect 2001 discovery well, the "Louisiana Delta Farms #1", in Lafourche Parish, Louisiana. Carrizo operates the wells and owns a 40% working interest. Through February 2003, the two wells have produced over 4.5 Bcfe since commencement of production. The

Company plans to participate in the drilling of three additional wells in areas either near or within the LaRose Project Area during 2003. During 2002, the Company acquired the rights to over 1,150 square miles of additional 3-D seismic data in Louisiana for future potential prospect evaluation.

CAMP HILL PROJECT

     The Company owns interests in eight leases totaling approximately 619 gross acres in the Camp Hill field in Anderson County, Texas. The Company currently operates seven of these leases. During the year ended December 31, 2002, the project produced an average of 58 Bbls/d of 19 API gravity oil. The wells produce from a depth of 500 feet and utilize a tertiary steam drive as an enhanced oil recovery process. Although efficient at maximizing oil recovery, the steam drive process is relatively expensive to operate because natural gas or produced crude is burned to create the steam injectant. Lifting costs during the year ended December 31, 2002 averaged $14.99 per barrel ($2.50 per Mcfe). In response to high fuel gas prices, steam injection was reduced in mid 2000. Because profitability increases when natural gas prices drop relative to oil prices, the project is a natural hedge against decreases in natural gas prices relative to oil prices. The oil produced, although viscous, commands a higher price (an average premium of $1.00 per Bbl during the year ended December 31, 2002) than West Texas intermediate crude due to its suitability as a lube oil feedstock. As of December 31, 2002, the Company had 7.7 MBbls of proved oil reserves in this project, with 750 MBbls of oil reserves currently developed. The Company anticipates drilling additional wells and increasing steam injection to develop the proved undeveloped reserves in this project, with the timing and amount of expenditures depending on the relative prices of oil and natural gas. The Company has an average working interest of 90% in this field and an average net revenue interest of 74%.

WYOMING/MONTANA COALBED METHANE PROJECT AREA

     The Company, through CCBM, acquired interests from RMG in certain oil and gas leases covering 233,875 gross acres and 43,711 gross acres in options during 2001 in areas prospective for coalbed methane in the Powder River Basin ("PRB") in southwestern Wyoming and Montana. The Company's working interest ranges from 6.25% to 50.00% in the leases. As consideration for the interests, CCBM paid RMG $7.5 million in the form of a non-recourse promissory note (the "CCBM Note"), secured solely by CCBM's interest in the undeveloped acreage. In addition, the Company committed to spend up to $5.0 million to drill and test coalbed methane wells on this acreage during 2001 through 2003, 50% of which would be spent pursuant to an obligation by Carrizo to fund $2.5 million of drilling costs on behalf of RMG. As of December 31, 2002, the Company has participated in the acquisition and/or drilling of 75 gross wells (28 net) satisfying approximately $3.0 million of the $5.0 million drilling commitment. All of the wells encountered coal accumulations and are in various stages of development and/or stages of production. Coalbed methane wells typically first produce water and then, as the water production declines, begin producing methane gas at an increasing rate. As the wells mature the production peaks and begins declining.

     At the "Clearmont Project" in Wyoming, in which CCBM owns an average 50% working interest, 32 wells have been drilled and completed to date, including 19 wells currently on pump in the dewatering stage of development. As there are only a few other coalbed methane projects/wells in the immediate vicinity, the dewatering process has taken longer than originally estimated. All of the wells on pump are producing small amounts of gas consistent with expectations given the current development stage of the project. The gas gathering, compression facilities and sales pipeline are in place, and depending upon the progress of the dewatering process, commercial production could commence in late 2003.

     At the 1,940 gross acre "Bobcat Project" in Wyoming, in which CCBM owns an average working interest of approximately 28%, gross production has reached a level of over 2,600 Mcf/d, with wellhead prices in excess of $4.00 per Mcf. Many of the 24 production wells in the project area are still in the dewatering stage and as such, production is expected to increase in the months ahead. In addition to the existing wells, the Company believes that there are numerous additional potential drilling locations which could target the coal seams currently being produced as well as three additional deeper prospective coal seams.

     Of the 55,167 net mineral acres held by CCBM as of December 31, 2002, approximately 25,600 net mineral acres are located in the state of Montana. The issuance of new coalbed methane drilling permits in Montana has been temporarily halted pending a final Record of Decision for Montana's Environmental Impact Statement (EIS) which is expected to be issued by the Federal Bureau of Land Management (BLM) in mid-year 2003. The Company anticipates a favorable outcome and as a result new drilling permits could be issued soon and new wells could again be drilled by coalbed methane industry participants in Montana. Opponents of coalbed methane drilling in Montana could continue their legal challenge, but the Company believes that the decision will ultimately be upheld which would allow new coalbed methane development to commence in Montana as early as late 2003. RMG, CCBM's partner and project operator, holds approximately 114 grandfathered drilling permits in Montana for acreage in which CCBM also has an interest. There can be no assurances when, if ever, any new permits will be obtained.

OTHER PROJECT AREAS

     In addition to the specific project areas described above, the Company has 15 additional active project areas in various stages of development as of December 31, 2002. These project areas are located in the onshore Texas and Louisiana Gulf Coast regions. The Company is in the process of evaluating and acquiring interests with respect to most of these project areas and as of December 31, 2002 had acquired leases in these areas covering 21,158 gross acres and 5,406 net acres.

WORKING INTEREST AND DRILLING IN PROJECT AREAS

     The actual working interest that the Company will ultimately own in a well will vary based upon several factors, including the depth, cost and risk of each well relative to the Company's strategic goals, activity levels and budget availability. From time to time some fraction of these wells may be sold to industry partners either on a prospect by prospect basis or a program basis. In addition, the company may also contribute acreage to larger drilling units thereby reducing prospect working interest. The Company has, in the past, retained less than 100% working interest in its drilling prospects. References to Company interests are not intended to imply that the Company has or will maintain any particular level of working interest.

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

     The success of the Company will be materially dependent upon the success of its exploratory drilling program. Exploratory drilling involves numerous risks, including the risk that no commercially productive oil or natural gas reservoirs will be encountered. The cost of drilling, completing and operating wells is often uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors, including unexpected drilling conditions, pressure or irregularities in formations, equipment failures or accidents, adverse weather conditions, compliance with governmental requirements and shortages or delays in the availability of drilling rights and the delivery of equipment. Although the Company believes that its use of 3-D seismic data and other advanced technologies should increase the probability of success of its exploratory wells and should reduce average finding costs through elimination of prospects that might otherwise be drilled solely on the basis 2-D seismic data, exploratory drilling remains a speculative activity. Even when fully utilized and properly interpreted, 3-D seismic data and other advanced technologies only assist geoscientists in identifying subsurface structures and do not enable the interpreter to know whether hydrocarbons are in fact present in such structures. In addition, the use of 3-D seismic data and other advanced technologies requires greater predrilling expenditures than traditional drilling strategies and the Company could incur losses as a result of such expenditures. The Company's future drilling activities may not be successful, and if unsuccessful, such failure will have a material adverse effect on the Company's results of operations and financial condition. There can be no assurance the Company's overall drilling success rate or its drilling success rate for activity within a particular project area will not decline. The Company may choose not to acquire option and lease rights prior to acquiring seismic data and, in many cases, the Company may identify a prospect or drilling location before seeking option or lease rights in the prospect or location. Although the Company has identified or budgeted for numerous drilling prospects, there can be no assurance that such prospects will ever be leased or drilled (or drilled within the scheduled or budgeted time frame) or that oil or natural gas will be produced from any such prospects or any other prospects. In addition, prospects may initially be identified through a number of methods, some of which do not include interpretation of 3-D or other seismic data. Wells that are currently in the Company's capital budget may be based upon statistical results of drilling activities in other 3-D project areas that the Company believes are geologically similar, rather than on analysis of seismic or other data. Actual drilling and results are likely to vary from such statistical results and such variance may be material. Similarly, the Company's drilling schedule may vary from its capital budget because of future uncertainties, including those described above. The description of a well as "budgeted" does not mean that the Company currently has or will have the capital resources to drill the well. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

OIL AND NATURAL GAS RESERVES

     The following table sets forth estimated net proved oil and natural gas reserves of the Company and the PV-10 Value of such reserves as of December 31, 2002. The reserve data and the present value as of December 31, 2002 were prepared by Ryder Scott Company and Fairchild & Wells, Inc., Independent Petroleum Engineers. For further information concerning Ryder Scott's and Fairchild's estimate of the proved reserves of the Company at December 31, 2002, see the reserve reports included as exhibits to this

Annual Report on Form 10-K.
The PV-10 Value was prepared using constant prices as of the calculation date, discounted at 10% per annum on a pretax basis, and is not intended to represent the current market value of the estimated oil and natural gas reserves owned by the Company. For further information concerning the present value of future net revenue from these proved reserves, see Note 13 of Notes to Consolidated Financial Statements.

                                            PROVED RESERVES
                              ----------------------------------------------
                              DEVELOPED        UNDEVELOPED            TOTAL
                              ---------        -----------          --------
                                           (DOLLARS IN THOUSANDS)
Oil and condensate (MBbls)        1,393             6,988              8,381
Natural gas (MMcf)               12,826                96             12,922
Total proved reserves (MMcfe)    21,184            42,024             63,208
PV-10 Value(1)                 $ 55,235          $ 28,379           $ 83,614

----------

(1) The PV-10 Value as of December 31, 2002 is pre-tax and was determined by using the December 31, 2002 sales prices, which averaged $29.16 per Bbl of oil, $4.70 per Mcf of natural gas.

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

     In general, the volume of production from oil and natural gas properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Except to the extent the Company conducts successful exploration and development activities or acquires properties containing proved reserves, or both, the proved reserves of the Company will decline as reserves are produced. The Company's future oil and natural gas production is, therefore, highly dependent upon its level of success in finding or acquiring additional reserves. The business of exploring for, developing or acquiring reserves is capital intensive. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, the Company's ability to make the necessary capital investment to maintain or expand its asset base of oil and natural gas reserves would be impaired. The failure of an operator of the Company's wells to adequately perform operations, or such operator's breach of the applicable agreements, could adversely impact the Company. In addition, there can be no assurance that the Company's future exploration, development and acquisition activities will result in additional proved reserves or that the Company will be able to drill productive wells at acceptable costs. Furthermore, although the Company's revenues could increase if prevailing prices for oil and natural gas increase significantly, the Company's finding and development costs could also increase. See "Management's Discussion and Analysis of Financial Condition and Results of Operations".

VOLUMES, PRICES AND OIL & NATURAL GAS OPERATING EXPENSE

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

                                                           YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------
                                                      2000            2001            2002
                                                    -------         -------         -------
Production volumes
  Oil (MBbls)                                           198             160             401
  Natural gas (MMcf)                                  5,461           4,432           4,801
  Natural gas equivalent (MMcfe)                      6,651           5,390           7,207
Average sales prices
  Oil (per Bbl)                                     $ 27.81         $ 24.28         $ 24.94
  Natural gas (per Mcf)                                3.90            5.04            3.50
  Natural gas equivalent (per Mcfe)                    4.03            4.87            3.72
Average costs (per Mcfe)
  Camp Hill operating expenses                       $ 3.08          $ 2.14          $ 2.50
  Other operating expenses                             0.59            0.43            0.44
  Total operating expenses(1)                          0.74            0.77            0.68

----------

(1) Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), workover costs and the administrative costs of production offices, insurance and property and severance taxes.

FINDING AND DEVELOPMENT COSTS

     From inception through December 31, 2002, the Company has incurred total gross development, exploration and acquisition costs of approximately $153.5 million. Total exploration, development and acquisition activities from inception through December 31, 2002 have resulted in the addition of approximately 82.5 Bcfe, net to the Company's interest, of proved reserves at an average finding and development cost of $1.86 per Mcfe.

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

                                                 YEAR ENDED DECEMBER 31,
                                           ----------------------------------------
                                             2000            2001            2002
                                           --------        --------        --------
                                                        (IN THOUSANDS)
Acquisition costs
  Unproved prospects                       $  6,641        $ 12,607        $  6,402
  Proved properties                             337             800             660
Exploration                                   7,843          18,356          14,194
Development                                   1,361           3,065           2,351
                                           --------        --------        --------
          Total costs incurred(1)          $ 16,182        $ 34,828        $ 23,607
                                           ========        ========        ========

----------

(1) Excludes capitalized interest on unproved properties of $3.6 million, $3.2 million and $3.1 million for the years ended December 31, 2000, 2001 and 2002, respectively.

DRILLING ACTIVITY

     The following table sets forth the drilling activity of the Company for the years ended December 31, 2000, 2001 and 2002. In the table, "gross" refers to the total wells in which the Company has a working interest and "net" refers to gross wells multiplied by the Company's working interest therein. The Company's drilling activity from January 1, 1996 to December 31, 2002 has resulted in a commercial success rate of approximately 66%.

                                                YEAR ENDED DECEMBER 31,
                              ---------------------------------------------------------
                                     2000               2001                2002
                              -----------------   -----------------   -----------------
                               GROSS      NET      GROSS      NET      GROSS     NET
                              -------   -------   -------   -------   -------   -------
Exploratory Wells
  Productive                       19       4.7        18       5.9        16       5.6
  Nonproductive                    15       3.4         5       1.4         3       1.1
                              -------   -------   -------   -------   -------   -------
          Total                    34       8.1        23       7.3        19       6.7
                              =======   =======   =======   =======   =======   =======
Development Wells
  Productive                        5       1.9         2       0.3         1       0.4
  Nonproductive                    --        --        --        --        --        --
                              -------   -------   -------   -------   -------   -------
          Total                     5       1.9         2       0.3         1       0.4
                              =======   =======   =======   =======   =======   =======

     The above table excludes 75 gross (28 net) wells drilled or acquired by CCBM through 2002. At December 31, 2002, the Company has ownership in 11 gross (2.7 net) wells with dual completion in single bore holes.

PRODUCTIVE WELLS

     The following table sets forth the number of productive oil and natural gas wells in which the Company owned an interest as of December 31, 2002.

                            COMPANY
                            OPERATED             OTHER               TOTAL
                       -----------------   -----------------   -----------------
                        GROSS      NET      GROSS      NET      GROSS      NET
                       -------   -------   -------   -------   -------   -------
Oil                         49        46        18         6        67        52
Natural gas                 36        19        59        15        95        34
                       -------   -------   -------   -------   -------   -------
          Total             85        65        77        21       162        86
                       =======   =======   =======   =======   =======   =======

ACREAGE DATA

     The following table sets forth certain information regarding the Company's developed and undeveloped lease acreage as of December 31, 2002. Developed acres refers to acreage within producing units and undeveloped acres refers to acreage that has not been placed in producing units. Leases covering substantially all of the undeveloped acreage in the following table will expire within the next three years. In general, the Company's leases will continue past their primary terms if oil or natural gas in commercial quantities is being produced from a well on such leases.

                       DEVELOPED ACREAGE  UNDEVELOPED ACREAGE       TOTAL
                       -----------------  -------------------  -----------------
                        GROSS      NET      GROSS      NET      GROSS      NET
                       -------   -------   -------   -------   -------   -------
Louisiana                1,647       361     1,871       715     3,518     1,076
Texas                   48,686    12,994    43,339    16,111    92,025    29,105
Montana/Wyoming          7,345       376   236,938    38,800   244,283    39,176
                       -------   -------   -------   -------   -------   -------
          Total         57,678    13,731   282,148    55,626   339,826    69,357
                       =======   =======   =======   =======   =======   =======

     The table does not include 4,441 and 723 gross acres (4,441 and 723 net) that the Company had a right to acquire in Texas and Louisiana, respectively, pursuant to various seismic option agreements at December 31, 2002. Under the terms of its option agreements, the Company typically has the right for a period of one year, subject to extensions, to exercise its option to lease the acreage at predetermined terms. The Company's lease agreements generally terminate if producing wells have not been drilled on the acreage within a period of three years. Further, the table does not include 43,711 gross and 15,991 net acres in Wyoming that the Company has the right to earn pursuant to certain drilling obligations and other predetermined terms.

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

     The Company typically uses fixed rate swaps and costless collars to hedge its exposure to material changes in the price of natural gas and oil. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated cash flow hedges to forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged transactions.

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

     In November 2001, the Company had costless collars with an affiliate of Enron Corp., designated as hedges, covering 2,553,000 MMBtu of gas production from December 2001 through December 2002. The value of these derivatives at that time was $0.8 million. Because of Enron's financial condition, the Company concluded that the derivatives contracts no longer qualified for hedge accounting treatment. As required by SFAS No. 133, the value of these derivative instruments as of November 2001 $(0.8 million) was recorded in accumulated other comprehensive income and will be reclassified into earnings over the original term of the derivative instruments. An allowance for the related asset was charged to other expense. At December 31, 2001 and 2002, $0.7 million and none, respectively, remained in accumulated other comprehensive income.

     Total oil purchased and sold under hedging arrangements during 2000, 2001 and 2002 were 87,900 Bbls, 18,000 Bbls and 131,300 Bbls, respectively. Total natural gas purchased and sold under hedging arrangements in 2000, 2001 and 2002 were 1,590,000 MMBtu, 3,087,000 MMBtu and 2,314,000 MMBtu, respectively. The net gains and (losses) realized by the Company under such hedging arrangements were $(1.5 million) and $2.0 million and $(0.9 million) for 2000, 2001 and 2002, respectively.

     At December 31, 2001 the Company had no derivative instruments outstanding designated as hedge positions. At December 31, 2002 the Company had the following outstanding hedge positions:

      December 31, 2002
----------------------------------------------------------------------------------------------------------------
                                     Contract Volumes
                               ------------------------------
                                                                  Average        Average           Average
           Quarter                  BBls           MMbtu        Fixed Price    Floor Price      Ceiling Price
           -------                  ----           -----        -----------    -----------      -------------
First Quarter 2003                     27,000                        $ 24.85
First Quarter 2003                     36,000                                         $23.50             $26.50
First Quarter 2003                                   540,000                            3.40               5.25
Second Quarter 2003                    27,300                          24.85
Second Quarter 2003                    36,000                                          23.50              26.50
Second Quarter 2003                                  546,000                            3.40               5.25
Third Quarter 2003                                   552,000                            3.40               5.25
Fourth Quarter 2003                                  552,000                            3.40               5.25


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

     The oil and natural gas industry is characterized by rapid and significant technological advancements and introductions of new products and services utilizing new technologies. As others use or develop new technologies, the Company may be placed at a competitive disadvantage, and competitive pressures may force the Company to implement such new technologies at substantial cost. In addition, other oil and natural gas companies may have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before the Company. There can be no assurance that the Company will be able to respond to such competitive pressures and implement such technologies on a timely basis or at an acceptable cost. One or more of the technologies currently utilized by the Company or implemented in the future may become obsolete. In such case, the Company's business, financial condition and results of operations could be materially adversely affected. If the Company is unable to utilize the most advanced commercially available technology, the Company's business, financial condition and results of operations could be materially and adversely affected.

REGULATION

     The availability of a ready market for oil and natural gas production depends upon numerous factors beyond the Company's control. These factors include regulation of oil and natural gas production, federal and state regulations governing environmental quality and pollution control, state limits on allowable rates of production by well or proration unit, and the effects of regulation on the amount of oil and natural gas available for sale, the availability of adequate pipeline and other regulated transportation and processing facilities and the marketing of competitive fuels. For example, a productive natural gas well may be "shut-in" because of an oversupply of natural gas or lack of an available natural gas pipeline in the areas in which the Company may conduct operations. State and federal regulations generally are intended to prevent waste of oil and natural gas, protect rights to produce oil and natural gas between owners in a common reservoir, control the amount of oil and natural gas produced by assigning allowable rates of production and control contamination of the environment. Pipelines are subject to the jurisdiction of various federal, state and local agencies. The Company is also subject to changing and extensive tax laws, the effects of which cannot be predicted. The following discussion summarizes the regulation of the United States oil and gas industry. The Company believes that it is in substantial compliance with the various statutes, rules, regulations and governmental orders to which the Company's operations may be subject, although there can be no assurance that this is or will remain the case. Moreover, such statutes, rules, regulations and government orders may be changed or reinterpreted from time to time in response to economic or political conditions, and there can be no assurance that such changes or reinterpretations will not materially adversely affect the Company's results of operations and financial condition. The following discussion is not intended to constitute a complete discussion of the various statutes, rules, regulations and governmental orders to which the Company's operations may be subject.

     Regulation of Oil and Natural Gas Exploration and Production. The Company's operations are subject to various types of regulation at the federal, state and local levels. Such regulation includes requiring permits for the drilling of wells, maintaining bonding requirements in order to drill or operate wells and regulating the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with operations. The Company's operations are also subject to various conservation laws and regulations. These include the regulation of the size of drilling and spacing units or proration units and the density of wells that may be drilled in and the unitization or pooling of oil and natural gas properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely primarily or exclusively on voluntary pooling of lands and leases. In areas where pooling is voluntary, it may be more difficult to form units, and therefore more difficult to develop a project if the operator owns less than 100% of the leasehold. In addition, state conservation laws establish maximum rates of production from oil and natural gas wells, generally prohibit the venting or flaring of natural gas and impose certain requirements regarding the ratability of production. The effect of these regulations may limit the amount of oil and natural gas the Company can produce from its wells and may limit the number of wells or the locations at which the Company can drill. The regulatory burden on the oil and natural gas industry increases the Company's costs of doing business and, consequently, affects its profitability. Inasmuch as such laws and regulations are frequently expanded, amended and reinterpreted, the Company is unable to predict the future cost or impact of complying with such regulations.

     Regulation of Sales and Transportation of Natural Gas. Federal legislation and regulatory controls have historically affected the price of natural gas produced by the Company and the manner in which such production is transported and marketed. Under the Natural Gas Act of 1938, the Federal Energy Regulatory Commission (the "FERC") regulates the interstate transportation and the sale in interstate commerce for resale of natural gas. The FERC's jurisdiction over interstate natural gas sales and transportation was substantially modified by the Natural Gas Policy Act of 1978 (the "NGPA"), under which the FERC continued to regulate the maximum selling prices of certain categories of natural gas sold in "first sales" in interstate and intrastate commerce. Effective January 1, 1993, however, the Natural Gas Wellhead Decontrol Act (the "Decontrol Act") deregulated natural gas prices for all "first sales" of natural gas, including all sales by the Company of its own production. As a result, all of the Company's domestically produced natural gas may now be sold at market prices, subject to the terms of any private contracts that may be in effect. The FERC's jurisdiction over interstate natural gas transportation was not affected by the Decontrol Act.

     The Company's natural gas sales are affected by intrastate and interstate gas transportation regulation. Following the passage by Congress of the NGPA, the FERC adopted a series of regulatory changes that have significantly altered the transportation and marketing of natural gas. Beginning with the adoption of "open access" regulation in Order No. 436, issued in October 1985, these changes were intended by the FERC to foster competition by, among other things, transforming the role of interstate pipeline companies from wholesale marketers of gas to the primary role of gas transporters. Through similar orders affecting intrastate pipelines that provide similar interstate services, the FERC expanded the impact of these open access regulations to intrastate commerce.

     In April 1992, the FERC issued Order No. 636 and a series of related orders, which among other things required interstate pipelines to "unbundle" their gas merchant services from their transportation services, thereby further enhancing their obligation to provide open-access transportation on a not unduly discriminatory basis for all natural gas shippers. All gas marketing by the pipelines was required to be provided upstream at the wellhead, and, as a result, most pipelines divested their merchant functions to a marketing affiliate, which operates separately from the transporter and can participate in downstream sales markets on a bundled basis, in direct competition with other gas merchants. Order No. 636 also established a mechanism that allows shippers to "release" their firm capacity to other shippers, either temporarily or permanently, when it is not needed by those shippers. Although Order No. 636 does not directly regulate the Company's production and marketing activities, it does affect how buyers and sellers gain access to the necessary transportation facilities and how natural gas is sold in the marketplace.

     In February 2000, the FERC issued Order No. 637 which:

          o lifted the cost-based cap on pipeline transportation rates in the capacity release market on an experimental basis until September 30, 2002, for short-term releases of pipeline capacity of less than one year (the FERC did not renew this program),

          o permits pipelines to file for authority to charge different maximum cost-based rates for peak and off-peak periods,

          o    encourages, but does not mandate, auctions for pipeline capacity,

          o    requires pipelines to implement imbalance management services,

          o restricts the ability of pipelines to impose penalties for imbalances, overruns and non-compliance with operational flow orders, and

          o expands the opportunities for shippers to "segment" their capacity into multiple parts, and implements a number of new pipeline reporting requirements.

     Order No. 637 also requires the FERC's Staff to analyze whether the FERC should implement additional fundamental policy changes. These include whether to pursue performance-based or other non-cost based ratemaking techniques and whether the FERC should mandate greater standardization in terms and conditions of service across the interstate pipeline grid. Order No. 637 was largely affirmed by the courts, and most pipelines' tariff filings to implement the requirements of Order No. 637 have been accepted by the FERC and placed into effect. Finally, in July 2002, the FERC commenced an inquiry into whether it should make changes to its policy of allowing pipelines in certain circumstances to charge "negotiated rates" for their services including negotiated rates tied to various natural gas commodity market indices.

     As a result of these changes, sellers and buyers of natural gas have gained direct access to the particular pipeline services they need and are better able to conduct business with a larger number of counterparties. The Company believes these changes generally have improved the Company's access to markets while, at the same time, substantially increasing competition in the natural gas marketplace. It remains to be seen, however, what effect the FERC's other activities will have on access to markets, the fostering of competition and the cost of doing business. The Company cannot predict what new or different regulations the FERC and other regulatory agencies may adopt, or what effect subsequent regulations may have on the Company's activities.

     In the past, Congress has been very active in the area of natural gas regulation. However, as discussed above, the more recent trend has been in favor of deregulation or "lighter handed" regulation and the promotion of competition in the gas industry. There regularly are other legislative proposals pending in the Federal and state legislatures which, if enacted, would significantly affect the petroleum industry. At the present time, it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on the Company. Similarly, and despite the trend toward federal deregulation of the natural gas industry, whether or to what extent that trend will continue, or what the ultimate effect will be on the Company's sales of gas, cannot be predicted.

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

     Oil Price Controls and Transportation Rates. Sales of oil, condensate and natural gas liquids by the Company are not currently regulated and are made at market prices. The price the Company receives from the sale of these products may be affected by the cost of transporting the products to market. Much of that transportation is through interstate common carrier pipelines. Effective as of January 1, 1995, the FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. These regulations may tend to increase the cost of transporting oil and natural gas liquids by interstate pipeline, although the annual adjustments may result in decreased rates in a given year. These regulations have generally been approved on judicial review. Every five years, the FERC must examine the relationship between the annual change in the applicable index and the actual cost changes experienced in the oil pipeline industry. The first such review was completed in 2000 and on December 14, 2000, the FERC reaffirmed the current index. Following a successful court challenge of these orders by an association of oil pipelines, on February 24, 2003 the FERC acting on remand increased the index slightly for the current five year period, effective July 2001. The Company is not able at this time to predict the effects of these regulations, if any, on the transportation costs associated with oil production from the Company's oil producing operations.

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

     The Company currently owns or leases numerous properties that for many years have been used for the exploration and production of oil and gas. Although the Company believes that it has used good operating and waste disposal practices, prior owners and operators of these properties may not have used similar practices, and hydrocarbons or other wastes may have been disposed of or released on or under the properties owned or leased by the Company or on or under locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under the Company's control. These properties and the wastes disposed thereon may be subject to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), RCRA and analogous state laws as well as state laws governing the management of oil and natural gas wastes. Under such laws, the Company could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.

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

     The Company's operations may be subject to the Clean Air Act ("CAA") and comparable state and local requirements. Amendments to the CAA were adopted in 1990 and contain provisions that have resulted in the gradual imposition of certain pollution control requirements with respect to air emissions from the operations of the Company. The EPA and states have developed and continue to develop regulations to implement these requirements. The Company may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air emission-related issues. However, the Company does not believe its operations will be materially adversely affected by any such requirements.

     Federal regulations require certain owners or operators of facilities that store or otherwise handle oil, such as the Company, to prepare and implement spill prevention, control, countermeasure ("SPCC") and response plans relating to the possible discharge of oil into surface waters. The Company has acknowledged the need for SPCC plans at certain of its properties and has developed and implemented these plans. The Oil Pollution Act of 1990, ("OPA") contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. The OPA subjects owners of facilities to strict joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters. The OPA also requires owners and operators of offshore facilities that could be the source of an oil spill into federal or state waters, including wetlands, to post a bond, letter of credit or other form of financial assurance in amounts ranging from $10 million in specified state waters to $35 million in federal outer continental shelf waters to cover costs that could be incurred by governmental authorities in responding to an oil spill. Such financial assurances may be increased by as much as $150 million if a formal risk assessment indicates that the increase is warranted. Noncompliance with OPA may result in varying civil and criminal penalties and liabilities. Operations of the Company are also subject to the federal Clean Water Act ("CWA") and analogous state laws. In accordance with the CWA, the state of Louisiana has issued regulations prohibiting discharges of produced water in state coastal waters effective July 1, 1997. Pursuant to other requirements of the CWA, the EPA has adopted regulations concerning discharges of storm water runoff. This program requires covered facilities to obtain individual permits, participate in a group permit or seek coverage under an EPA general permit. While certain of its properties may require permits for discharges of storm water runoff, the Company believes that it will be able to obtain, or be included under, such permits, where necessary, and make minor modifications to existing facilities and operations that would not have a material effect on the Company. Like OPA, the CWA and analogous state laws relating to the control of water pollution provide varying civil and criminal penalties and liabilities for releases of petroleum or its derivatives into surface waters or into the ground.

     The Company also is subject to a variety of federal, state and local permitting and registration requirements relating to protection of the environment. Management believes that the Company is in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse effect on the Company.

     As further described in "Wyoming/Montana Coalbed Methane Project Area", the issuance of new coalbed methane drilling permits in Montana has been temporarily halted pending a final Record of Decision by the Federal Bureau of Land Management.

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

EMPLOYEES

     At December 31, 2002, the Company had 36 full-time employees, including six geoscientists and six engineers. The Company believes that its relationships with its employees are good.

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

     Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to oil or other liquid hydrocarbons.

     Bbls/d. Stock tank barrels per day.

     Bcf. Billion cubic feet.

     Bcfe. Billion cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids.

     Before payout. With respect to an oil or gas interest in a property, refers to the time period before which the costs to drill and equip a well have been recovered.

     Btu or British Thermal Unit. The quantity of heat required to raise the temperature of one pound of water by one degree Fahrenheit.

     Completion. The installation of permanent equipment for the production of oil or natural gas or, in the case of a dry hole, the reporting of abandonment to the appropriate agency.

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

     Exploratory well. A well drilled to find and produce oil or natural gas reserves not classified as proved, to find a new reservoir in a field previously found to be productive of oil or natural gas in another reservoir or to extend a known reservoir.

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

     MBbls. One thousand barrels of oil or other liquid hydrocarbons.

     MBbls/d. One thousand barrels of oil or other liquid hydrocarbons per day.

     Mcf. One thousand cubic feet of natural gas.

     Mcf/d. One thousand cubic feet of natural gas per day.

     Mcfe. One thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids.

     MMBbls. One million barrels of oil or other liquid hydrocarbons.

     MMBtu. One million British Thermal Units.

     Mmcf. One million cubic feet.

     MMcf/d. One million cubic feet per day.

     MMcfe. One million cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids, which approximates the relative energy content of oil, condensate and natural gas liquids as compared to natural gas. Prices have historically often been higher or substantially higher for oil than natural gas on an energy equivalent basis, although there have been periods in which they have been lower or substantially lower.

     Net acres or net wells. The sum of the fractional working interests owned in gross acres or gross wells.

     Net Revenue Interest. The operating interest used to determine the owner's share of total production.

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

     Royalty interest. An interest in an oil and natural gas property entitling the owner to a share of oil or natural gas production free of costs of production.

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

In July 2001, the Company was notified of a prior lease in favor of a predecessor of ExxonMobil purporting to be valid and covering the same property as the Company's Neblett lease in Starr County, Texas. The Neblett lease is part of a unit in N. La Copita Prospect in which the Company owns a non-operating interest. The operator of the lease, GMT, filed a petition for, and was granted, a temporary restraining order against ExxonMobil in the 229th Judicial Court in Starr County, Texas enjoining ExxonMobil from taking possession of the Neblett wells. Pending resolution of the underlying title issue, the temporary restraining order was extended voluntarily by agreement of the parties, conditioned on GMT paying the revenues into escrow and agreeing to provide ExxonMobil with certain discovery materials in this action. ExxonMobil has filed a counterclaim against GMT and all the non-operators, including the Company, to establish the validity of their lease, remove cloud on title, quiet title to the property, and for conversion, trespass and punitive damages. The Company, along with GMT and other partners, reached a final settlement with ExxonMobil on February 11, 2003. Under the terms of the settlement, the Company recovered the balance its drilling costs (approximately $0.1 million) and certain other costs and retained no further interest in the property. No reserves with respect to these properties were included in the Company's reported proved reserves as of December 31, 2001 and 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K.

     The following table sets forth certain information with respect to executive officers of the Company:

         NAME                AGE                     POSITION
----------------------       ---    -------------------------------------
S.P. Johnson IV               46    President and Chief Executive Officer
Frank A. Wojtek               47    Chief Financial Officer, Vice
                                    President, Secretary and Treasurer
Jeremy T. Greene              42    Vice President of Exploration
                                    Development
Kendall A. Trahan             52    Vice President of Land
J. Bradley Fisher             42    Vice President of Operations

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

     Frank A. Wojtek has served as the Chief Financial Officer ("CFO"), Vice President, Secretary, Treasurer and a director of the Company since 1993. In addition, from 1992 to 1997, Mr. Wojtek was the Assistant to the Chairman of the Board of Reading & Bates Corporation ("Reading & Bates") (an offshore drilling company). Mr. Wojtek has also been Vice President and Secretary /Treasurer for Loyd and Associates, Inc. (a private financial consulting and investment banking firm) since 1989. Mr. Wojtek held the positions of Vice President and CFO of Griffin-Alexander Drilling Company from 1984 to 1987, Treasurer of Chiles-Alexander International Inc. from 1987 to 1989 and Vice President and CFO of India Offshore Inc. from 1989 to

1992, all of which are companies in the offshore drilling industry. Mr. Wojtek is a Certified Public Accountant and holds a B.B.A. in Accounting from the University of Texas.

     Jeremy T. Greene was elected Vice President of Exploration in August 2002. From September 2000 to August 2002 he was the Deepwater Gulf of Mexico Division Specialist for EOG Resources, Inc. He spent the previous 17 years with Vastar Resources, Inc., ARCO, and ARCO International where he held various technical and managerial positions, including Director of Joint Ventures Onshore Gulf Coast, Director of Geophysical Interpretation Research, and Eastern Deepwater Exploration Manager, including the position of Eastern Area Deepwater Exploration Manager for Vastar Resources, Inc. from August 1997 to September 2000. Mr. Greene received his B.S. in Geophysical Engineering from the Colorado School of Mines, and his M.S. in Geophysics from the University of Texas at Austin.

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

     J. Bradley Fisher has served as Vice President of Operations since July 2000 and General Manager of Operations from April 1998 to June 2000. Prior to joining the Company, Mr. Fisher was the Vice President of Engineering and Operations for Tri-Union Development Corp. from August 1997 to April 1998. He spent the prior 14 years with Cody Energy and its predecessor Ultramar Oil & Gas Limited where he held various managerial and technical positions, last serving as Senior Vice President of Engineering and Operations. Mr. Fisher hold a B.S. degree in Petroleum Engineering from Texas A&M University.

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

    QUARTER ENDED                       HIGH             LOW
-----------------------------          ------           -----
March 31, 2001                         10.125           5.688
June 30, 2001                           7.380           4.900
September 30, 2001                      6.240           4.200
December 31, 2001                       5.450           3.600
March 31, 2002                          6.000           4.100
June 30, 2002                           5.750           4.260
September 30, 2002                      4.700           3.600
December 31, 2002                       5.730           3.900

     There were approximately 48 shareholders of record (excluding brokerage firms and other nominees) of the Company's Common Stock as of March 19, 2003.

     The Company has not paid any dividends in the past and does not intend to pay cash dividends on its Common Stock in the foreseeable future. The Company currently intends to retain any earnings for the future operation and development of its business, including exploration, development and acquisition activities. The Company's credit agreement with Hibernia National Bank and the terms of its 9% Senior Subordinated Notes, restrict the Company's ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources".

ITEM 6. SELECTED FINANCIAL DATA

     The financial information of the Company set forth below for each of the five years ended December 31, 2002, has been derived from the audited consolidated financial statements of the Company. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Data.

                                                                                   YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------------------------------------------
                                                           1998            1999            2000            2001            2002
                                                       ------------    ------------    ------------    ------------    ------------
Statement Of Operations Data:
Oil and natural gas revenues                           $      7,859    $     10,204    $     26,834    $     26,226    $     26,802
Costs and expenses:
  Oil and natural gas operating expenses                      2,770           3,036           4,941           4,138           4,908
  Depreciation, depletion and
     amortization                                             3,952           4,301           7,170           6,492          10,575
  Write-down of oil and gas properties                       20,305              --              --              --              --
  General and administrative                                  2,667           2,195           3,143           3,333           4,133
  Stock option compensation expense                              --              --             652            (558)            (85)
                                                       ------------    ------------    ------------    ------------    ------------
          Total costs and expenses                           29,694           9,532          15,906          13,405          19,531
                                                       ------------    ------------    ------------    ------------    ------------
Operating income (loss)                                     (21,835)            672          10,928          12,821           7,271
Interest expense (net of amounts capitalized and
   interest income)                                             285              13             579             269              54
Other income and expenses                                        --              --           1,482           1,777             274
                                                       ------------    ------------    ------------    ------------    ------------
Income (loss) before income taxes                           (21,550)            685          12,989          14,867           7,599
Income tax expense (benefit)                                 (2,218)         (1,057)          1,004           5,336           2,809
                                                       ------------    ------------    ------------    ------------    ------------
Net income (loss) before cumulative effect of change
   in accounting principle                                  (19,332)          1,742          11,985           9,531           4,790
Cumulative effect of change in accounting principle              --             (78)             --              --              --
                                                       ------------    ------------    ------------    ------------    ------------
Net income (loss)(1)                                   $    (19,332)   $      1,664    $     11,985    $      9,531    $      4,790
                                                       ============    ============    ============    ============    ============
Basic earnings (loss) per share(1)                     $      (2.15)   $       2.00    $       0.85    $       0.68    $       0.30
                                                       ============    ============    ============    ============    ============
Diluted earnings (loss) per share(1)                   $      (2.15)   $       2.00    $       0.74    $       0.57    $       0.26
                                                       ============    ============    ============    ============    ============
Basic weighted average shares outstanding                    10,375          10,544          14,028          14,059          14,158
Diluted weighted average shares
  outstanding                                                10,375          10,546          16,256          16,731          16,148
Statements of Cash Flow Data:
Net cash provided by operating activities              $      2,387    $      2,200    $     17,133    $     23,951    $     19,925
Net cash used in investing activities                       (37,178)        (14,179)        (16,438)        (31,224)        (24,100)
Net cash provided by (used in) financing activities          32,916          21,457          (3,823)          2,292           5,682
Other Operating Data:
EBITDA, as defined (2)                                 $      2,422    $      4,895    $     19,580    $     21,091    $     18,120
Capital expenditures                                         36,570          10,286          19,746          38,264          26,707
Debt repayments(3)                                            7,950           8,174           3,923           5,479           8,745



                                                                                     AS OF DECEMBER 31,
                                                       ----------------------------------------------------------------------------
                                                           1998            1999            2000            2001            2002
                                                       ------------    ------------    ------------    ------------    ------------
Balance Sheet Data:
Working capital                                        $     (5,204)   $      8,338    $      6,433    $       (582)   $     (1,442)
Property and equipment, net                                  57,878          64,337          72,129         104,132         120,526
Total assets                                                 64,988          83,666          93,000         117,392         135,388
Long-term debt, including current
  maturities                                                 12,056          37,170          34,556          38,188          39,495
Mandatorily redeemable preferred stock                       30,731              --              --              --              --
Convertible participating preferred stock                        --              --              --              --           6,373
Equity                                                       11,202          40,853          52,939          63,204          66,816

----------

(1) Net income for the year ended December 31, 1999 excludes, and earnings per share for the year ended December 31, 1999 includes, the discount on the redemption of the Company's Preferred Stock in the amount of $21.9 million.

(2) Management of the Company believes that EBITDA, as defined, may provide additional information about the Company's ability to meet its future requirements for debt service, capital expenditures and working capital. EBITDA, as defined, is a financial measure commonly used in the oil and natural gas industry and should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating activities or any other measure of financial performance presented in accordance with generally accepted accounting principles or as a measure of a company's profitability or liquidity. Because EBITDA, as defined, excludes some, but not all, items that affect net income, the EBITDA presented above may not be comparable to similarly titled measures of other companies. The following is a reconciliation of EBITDA, as defined, to net income:

                                                                        YEAR ENDED DECEMBER 31,
                                             ----------------------------------------------------------------------------
                                                  1998            1999            2000            2001            2002
                                             ------------    ------------    ------------    ------------    ------------
                                                                            (IN THOUSANDS)
Net Income                                   $    (19,332)   $      1,664    $     11,985    $      9,532    $      4,790

Adjustments:
  Depreciation, depletion and amortization          3,952           4,301           7,170           6,492          10,575
  Interest expense, net of amounts
     capitalized and interest income                 (285)            (13)           (579)           (269)            (54)
  Income taxes (benefit)                           (2,218)         (1,057)          1,004           5,336           2,809
  Write-down of oil and gas properties             20,305              --              --              --              --
                                             ------------    ------------    ------------    ------------    ------------
EBITDA, as defined                           $      2,422    $      4,895    $     19,580    $     21,091    $     18,120
                                             ============    ============    ============    ============    ============

(3)  Debt repayments include amounts refinanced.

     Forward Looking Statements. The statements contained in all parts of this document, (including any portion attached hereto) including, but not limited to, those relating to the Company's schedule, targets, estimates or results of future drilling, including the number, timing and results of wells, budgeted wells, increases in wells, the timing and risk involved in drilling follow-up wells, expected working or net revenue interests, planned expenditures, prospects budgeted and other future capital expenditures, risk profile of oil and gas exploration, acquisition of 3-D seismic data (including number, timing and size of projects), planned evaluation of prospects, probability of prospects having oil and natural gas, expected production or reserves, increases in reserves, acreage, working capital requirements, hedging activities, the ability of expected sources of liquidity to implement its business strategy, future hiring, future exploration activity, production rates, potential drilling locations targeting coal seams, the outcome of a final Record of Decision by the Federal Bureau of Land Management relating to new coalbed methane drilling permits in Montana and related legal challenges, timing of new coalbed methane development in Montana, all and any other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate", "budgeted", "targeted", "potential", "estimate", "expect", "may", "project", "believe" and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, the Company's dependence on its key personnel, factors that affect the Company's ability to manage its growth and achieve its business strategy, risks relating to its limited operating history, technological changes, significant capital requirements of the Company, the potential impact of government regulations, adverse regulatory determinations, including those related to coalbed methane drilling in Montana, litigation, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks, industry partner issues, availability of equipment, weather and other factors detailed herein and in the Company's other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL OVERVIEW

     The Company began operations in September 1993 and initially focused on the acquisition of producing properties. As a result of the increasing availability of economic onshore 3-D seismic surveys, the Company began to obtain 3-D seismic data and options to lease substantial acreage in 1995 and began to drill its 3-D based prospects in 1996. The Company drilled 39, 25 and 20 gross wells in the Gulf Coast region in 2000, 2001 and 2002 respectively. The Company has budgeted to drill 27 gross wells (10.7 net) in 2003 in the Gulf Coast region; however, the actual number of wells drilled will vary depending upon various factors, including the availability and cost of drilling rigs, land and industry partner issues, Company cash flow, success of drilling programs, weather delays and other factors. If the Company drills the number of wells it has budgeted for 2003, depreciation, depletion and amortization are expected to increase and oil and gas operating expenses are expected to increase over levels incurred in 2002. The Company has typically retained the majority of its interests in shallow, normally pressured prospects and sold a portion of its interests in deeper, over-pressured prospects.

     The Company has primarily grown through the internal development of properties within its exploration project areas, although the Company acquired properties with existing production in the Camp Hill Project in late 1993, the Encinitas Project in early 1995 and the La Rosa Project in 1996. The Company made these acquisitions through the use of limited partnerships with Carrizo or Carrizo Production, Inc. as the general partner. In addition, in November 1998 the Company acquired assets in Wharton County, Texas in the Jones Branch project area for approximately $3.0 million.

     During the second quarter of 2001, the Company formed CCBM, Inc. ("CCBM") as a wholly-owned subsidiary. CCBM was formed to acquire interests in certain oil and gas leases in Wyoming and Montana in areas prospective for coalbed methane and develop such interests. The Company also acquired a 1,940 gross acre coalbed methane property in Wyoming, the "Bobcat Project", for $0.7 million in cash and common stock in July 2002. CCBM plans to spend up to $5.0 million for drilling costs on these leases through December 2003, 50% of which would be spent pursuant to an obligation to fund $2.5 million of drilling costs on behalf of RMG, from whom the interests in the leases were acquired. Through December 31, 2002, CCBM has satisfied $1.5 million of its drilling obligations on behalf of RMG. CCBM has drilled or acquired 75 gross wells (28 net) and incurred total drilling costs of $3.0 million through December 31, 2002. These wells typically take up to 18 months to evaluate and determine whether or not they are successful. CCBM has budgeted to drill up to 50 gross (18 net) wells in 2003. The coalbed methane wells include 17 wells acquired as a result of the Bobcat acquisition.

     The Company uses the full-cost method of accounting for its oil and gas properties. Under this method, all acquisition, exploration and development costs, including any general and administrative costs that are directly attributable to the Company's acquisition, exploration and development activities, are capitalized in a "full-cost pool" as incurred. The Company records depletion of its full-cost pool using the unit-of-production method. To the extent that such capitalized costs in the full-cost pool (net of depreciation, depletion and amortization and related deferred taxes) exceed the present value (using a 10 discount rate) of estimated future net after-tax cash flows from proved oil and gas reserves, such excess costs are charged to operations. Based on oil and gas prices in effect on December 31, 2001, the unamortized cost of oil and gas properties exceeded the cost center ceiling. As permitted by full cost accounting rules, improvements in pricing subsequent to December 31, 2001 removed the necessity to record a write-down. Using prices in effect on December 31, 2001 the write-down would have been approximately $0.7 million. Because of the volatility of oil and gas prices, no assurance can be given that the Company will not experience a write-down in future periods. Once incurred, a write-down of oil and gas properties is not reversible at a later date.

RESULTS OF OPERATIONS

Year Ended December 31, 2002 Compared to the Year Ended December 31, 2001

     Oil and natural gas revenues for 2002 increased 2% to $26.8 million from $26.2 million in 2001. Production volumes for natural gas in 2002 increased 8% to 4,801 MMcf from 4,432 MMcf in 2001. Realized average natural gas prices decreased 31% to $3.50 per Mcf in 2002 from $5.04 per Mcf in 2001. Production volumes for oil in 2002 increased 151% to 401 MBbls from 160 MBbls in 2001. The increase in oil production was due primarily to the commencement of production at the Delta Farms #1, Riverdale #2, Staubach #1 and Burkhart #1R wells offset by the natural decline in production of other older wells. The increase in natural gas production was due primarily to the commencement of production at the Delta Farms #1, Riverdale #2, Staubach #1, Burkhart #1R and Pauline Huebner A-382 #1 wells offset by the natural decline in production at other wells, primarily from the initial Matagorda County Project wells. Oil and natural gas revenues include the impact of hedging activities as discussed below under "Volatility of Oil and Gas Prices".

     Average oil prices increased 3% to $24.94 per bbl in 2002 from $24.28 per bbl in 2001.

     The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the years ended December 31, 2001 and 2002:

                                                                            2002 PERIOD
                                              DECEMBER 31,             COMPARED TO 2001 PERIOD
                                      --------------------------      INCREASE        % INCREASE
                                          2001           2002        (DECREASE)        (DECREASE)
                                      ------------   ------------   ------------     ------------
Production volumes-
   Oil and condensate (Mbbls)                  160            401            241             151%
   Natural gas (MMcf)                        4,432          4,801            369               8%
Average sales prices-(1)
   Oil and condensate (per Bbl)       $      24.28   $      24.94   $       0.66               3%
   Natural gas (per Mcf)                      5.04           3.50          (1.54)            (31%)
Operating revenues (In thousands) -
   Oil and condensate                 $      3,877   $     10,001   $      6,124             158%
   Natural gas                              22,349         16,801         (5,548)            (25%)
                                      ------------   ------------   ------------

Total                                 $     26,226   $     26,802   $        576               2%
                                      ============   ============   ============

----------

(1)  Including the impact of hedging.

     Oil and natural gas operating expenses for 2002 increased 19% to $4.9 million from $4.1 million in 2001. Oil and natural gas operating expenses increased primarily as a result of the addition of new oil and gas wells drilled and completed since December 31, 2001 and higher ad valorem taxes. Operating expenses per equivalent unit in 2002 decreased to $0.68 per Mcfe from $0.77 per Mcfe in 2001. The per unit cost decreased primarily as a result of the addition of higher production rate, lower cost per unit wells offset by an increase in ad valorem taxes and decreased production of natural gas as wells naturally decline.

     Depreciation, depletion and amortization ("DD&A") expense for 2002 increased 63% to $10.6 million from $6.5 million in 2001. This increase was primarily due to increased production and the additional seismic and drilling costs added to the proved property cost base.

     General and administrative ("G&A") expense for 2002 increased 24% to $4.1 million from $3.3 million for 2001. The increase in G&A was due primarily to the addition of contract staff to handle increased drilling and production activities and higher insurance costs.

     Interest income for 2002 decreased to $0.1 million from $0.3 million in 2001 primarily as a result of lower interest rates during 2002. Capitalized interest decreased to $3.1 million in 2002 from $3.2 million in 2001 primarily due to lower interest costs during 2002.

     Income taxes decreased to $2.8 million in 2002 from $5.3 million in 2001.

     Dividends and accretion of discount on preferred stock increased to $0.6 million in 2002 from none in 2001 as a result of the sale of preferred stock in the first quarter of 2002.

     Net income for 2002 decreased to $4.8 million from $9.5 million in 2001 primarily as a result of the factors described above.

Year Ended December 31, 2001 Compared to the Year Ended December 31, 2000

     Oil and natural gas revenues for 2001 decreased 2% to $26.2 million from $26.8 million in 2000. Production volumes for natural gas in 2001 decreased 19% to 4,432 MMcf from 5,461 MMcf in 2000. Realized average natural gas prices increased 29% to $5.04 per Mcf in 2001 from $3.90 per Mcf in 2000. Production volumes for oil in 2001 decreased 20% to 160 MBbls from 199 MBbls in 2000. The decrease in oil production was due to the natural decline in production primarily at the Jones Branch wells and the initial Matagorda Project wells offset by the commencement of production of the Pitchfork Ranch well. The decrease in natural gas production was due primarily to the sale of the Metro Project during 2000 and the natural decline in production primarily at the initial Matagorda Project wells offset by the commencement of production at the additional Cedar Point Project wells, the West Bay Project well and the Pitchfork Ranch well. Oil and natural gas revenues include the cash effect of hedging activities as discussed below under

"Volatility of Oil and Natural Gas Prices".

     Average oil prices decreased 13% to $24.28 per bbl in 2001 from $27.81 per bbl in 2000.

     The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the years ended December 31, 2000 and 2001:

                                                                             2001 PERIOD
                                              DECEMBER 31,             COMPARED TO 2000 PERIOD
                                      ---------------------------     INCREASE        % INCREASE
                                          2000           2001        (DECREASE)      (DECREASE)
                                      ------------   ------------   ------------    ------------
Production volumes-
   Oil and condensate (Mbbls)                  199            160            (39)            (20%)
   Natural gas (MMcf)                        5,461          4,432         (1,029)            (19%)
Average sales prices-(1)
   Oil and condensate (per Bbl)       $      27.81   $      24.28   $      (3.53)            (13%)
   Natural gas (per Mcf)                      3.90           5.04           1.14              29%
Operating revenues (In thousands) -
   Oil and condensate                 $      5,519   $      3,877   $     (1,642)            (30%)
   Natural gas                              21,315         22,349          1,034               5%
                                      ------------   ------------    ------------

Total                                 $     26,834   $     26,226   $       (608)             (2%)
                                      ============   ============    ============

----------

(1)  Including the impact of hedging.

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

     Income taxes increased to $5.3 million in 2001 from $1.0 million in 2000. The increase was the result of an adjusted valuation allowance during 2000 on net operating loss carryforwards expected to be realized that resulted in a deferred income tax benefit adjustment of $3.6 million which reduced the Company's effective tax rate to 8% in 2000.

     Other income for the year ended December 31, 2001 included a gain on the sale of an investment in Michael Petroleum Corporation ("MPC") of $3.9 million offset by (1) a charge and related legal expenses of $1.4 million in respect of the final settlement of litigation with BNP Petroleum Corporation and (2) a non-cash valuation allowance of $0.8 million relating to certain hedge arrangements with Enron North America Corp.

     Net income for 2001 decreased to $9.5 million from $12.0 million in 2000 as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has made and is expected to make oil and gas capital expenditures in excess of its net cash flows provided by operating activities in order to complete the exploration and development of its existing properties.

     The Company will require additional sources of financing to fund drilling expenditures on properties currently owned by the Company and to fund leasehold costs and geological and geophysical cost on its exploration projects.

     While the Company believes that current cash balances and anticipated 2003 cash provided by operating activities will provide sufficient capital to carry out the Company's 2003 exploration plans, management of the Company continues to seek financing for its capital program from a variety of sources. No assurance can be given that the Company will be able to obtain additional financing on terms that would be acceptable to the Company. The Company's inability to obtain additional financing could have a material adverse effect on the Company. Without raising additional capital, the Company anticipates that it may be required to limit or defer its planned oil and natural gas exploration and development program, which could adversely affect the recoverability and ultimate value of the Company's oil and natural gas properties.

     The Company's primary sources of liquidity have included proceeds from the 1997 initial public offering, the December 1999 sale of Subordinated Notes, Common Stock and Warrants, the 1998 sale of shares of Series A Preferred Stock and Warrants, the February 2002 sale of Series B Preferred Stock and Warrants, funds generated by operations, equity capital contributions, borrowings (primarily under revolving credit facilities) and funding under the Palace Agreement that provided a portion of the funding for the Company's 2000, 2001 and 2002 drilling program in return for participation in certain wells.

     Cash flows provided by operating activities were $17.1 million, $24.0 million and $19.9 million for 2000, 2001 and 2002, respectively. The increase in cash flows provided by operating activities in 2001 as compared to 2000 was due primarily to the increase in trade accounts payable and the one-time gain on the sale of an investment in MPC. The decrease in cash flows provided by operating activities in 2002 as compared to 2001 was due primarily to the one-time gains on the sale of an investment in MPC in 2001.

     The Company budgeted capital expenditures in 2003 of approximately $27.2 million of which $20.3 million of which is expected to be used for drilling activities in the Company's project areas and the balance is expected to be used to fund 3-D seismic surveys, land acquisitions and capitalized interest and overhead costs. The Company has budgeted to drill approximately 27 gross wells (10.7 net) in the Gulf Coast region and 50 gross (18 net) CCBM coalbed methane wells in 2003. The actual number of wells drilled and capital expended is dependent upon available financing, cash flow, availability and cost of drilling rigs, land and partner issues and other factors.

     The Company has continued to reinvest a substantial portion of its cash flows into increasing its 3-D prospect portfolio, improving its 3-D seismic interpretation technology and funding its drilling program. Oil and gas capital expenditures were $19.7 million, $38.2 million and $26.7 million for 2000, 2001 and 2002, respectively. The Company's drilling efforts resulted in the successful completion of 24 gross wells (6.6 net) in 2000 and 20 gross wells (5.9 net) in 2001 and 17 gross wells (6.0 net in 2002) in the Gulf Coast region. Of the 75 gross wells (28 net) drilled or acquired by CCBM, 24 gross wells (8 net) are currently producing and 51 gross wells (20 net) are awaiting evaluation before a determination can be made as to their success.

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

     CCBM plans to spend up to $5.0 million for drilling costs through December 2003, 50% of which would be spent pursuant to an obligation to fund $2.5 million of drilling costs on behalf of RMG. Through December 31, 2002, CCBM has satisfied $1.5 million of its drilling obligations on behalf of RMG.

FINANCING ARRANGEMENTS

     On May 24, 2002, the Company entered into a credit agreement with Hibernia National Bank (the "Hibernia Facility") which matures on January 31, 2005, and repaid its existing facility with Compass Bank (the "Compass Facility"). The Hibernia Facility provides a revolving line of credit of up to $30.0 million. It is secured by substantially all of the Company's assets and is guaranteed by CCBM.

     The borrowing base will be determined by Hibernia National Bank at least semi-annually on each October 31 and April 30. The initial borrowing base was $12.0 million and the borrowing base as of October 31, 2002 was $13.0 million. Each party to the credit agreement can request one unscheduled borrowing base determination subsequent to each scheduled determination. The borrowing base will at all times equal the borrowing base most recently determined by Hibernia National Bank, less quarterly borrowing base reductions required subsequent to such determination. Hibernia National Bank will reset the borrowing base amount at each scheduled and each unscheduled borrowing base determination date. The initial quarterly borrowing base reduction, which commenced on June 30, 2002, was $1.3 million. The quarterly borrowing base reduction effective January 31, 2003 is $1.8 million.

     On December 12, 2002, the Company entered into an Amended and Restated Credit Agreement with Hibernia National Bank that provided additional availability under the Hibernia Facility in the amount of $2.5 million which is structured as an additional "Facility B" under the Hibernia Facility. As such, the total borrowing base under the Hibernia Facility as of December 31, 2002 was $15.5 million, of which $8.5 million is currently drawn. The Facility B bears interest at LIBOR plus 3.375%, is secured by certain leases and working interests in oil and natural gas wells and matures on April 30, 2003.

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

     The Company is subject to certain covenants under the terms of the Hibernia Facility, including, but not limited to the maintenance of the following financial covenants: (i) a minimum current ratio of 1.0 to 1.0 (including availability under the borrowing base), (ii) a minimum quarterly debt services coverage of 1.25 times, and (iii) a minimum shareholders equity equal to $56.0 million, plus 100% of all subsequent common and preferred equity contributed by shareholders, plus 50% of all positive earning occurring subsequent to such quarter end, all ratios as more particularly discussed in the credit facility. The Hibernia Facility also places restrictions on additional indebtedness, dividends to non-preferred stockholders, liens, investments, mergers, acquisitions, asset dispositions, asset pledges and mortgages, change of control, repurchase or redemption for cash of the Company's common or preferred stock, speculative commodity transactions, and other matters.

     At December 31, 2001, amounts outstanding under the Compass Facility totaled $7.2 million with an additional $0.6 million available for future borrowings. At December 31, 2002, amounts outstanding under the Hibernia Facility totaled $8.5 million with an additional $4.3 million available for future borrowings. At December 31, 2001, one letter of credit was issued and outstanding under the Compass Facility in the amount of $0.2 million. At December 31, 2002, one letter of credit was issued and outstanding under the Hibernia Facility in the amount of $0.2 million.

     On June 29, 2001, CCBM, Inc., a wholly owned subsidiary of the Company ("CCBM"), issued a non-recourse promissory note payable in the amount of $7.5 to Rocky Mountain Gas, Inc. ("RMG") as consideration for certain interests in oil and gas leases held by RMG in Wyoming and Montana. The RMG note is payable in 41-monthly principal payments of $0.1 million plus interest at 8% per annum commencing July 31, 2001 with the balance due December 31, 2004. The RMG note is secured solely by CCBM's interests in the oil and gas leases in Wyoming and Montana. At December 31, 2001 and 2002, the outstanding principal balance of this note was $6.8 million and $5.3 million, respectively.

     In December 2001, the Company entered into a capital lease agreement secured by certain production equipment in the amount of $0.2 million. The lease is payable in one payment of $11,323 and 35 monthly payments of $7,549 including interest at 8.6% per annum. In October 2002, the Company entered a capital lease agreement secured by certain production equipment in the amount of $0.1 million.

The lease is payable in 36 monthly payments of $3,462 including interest at 6.4% per annum. Under both leases the Company has the option to acquire the equipment at the conclusion of the lease for $1.

     Estimated maturities of long-term debt are $1.6 million in 2003, $3.9 million in 2004, $8.5 million in 2005 and the remainder in 2007.

     In November 1999, Messrs. Hamilton, Webster and Loyd provided a bridge loan in the amount of $2.0 million, to the Company, secured by certain oil and natural gas properties. This bridge loan bore interest at 14% per annum. Also in consideration for the bridge loan, the Company assigned to Messrs. Hamilton, Webster, and Loyd an aggregate 1.0% overriding royalty interest ("ORRI") in the Huebner #1 and Fondren Letulle #1 wells (combined with the prior assignment, a 2% overriding royalty interest), a .8794% ORRI in Neblett #1 (N. La Copita), a 1.0466% ORRI in STS 104-5 #1, a 1.544% ORRI in USX Hematite #1, a 2.0% ORRI in Huebner #2 and a 2.0% ORRI in Burkhart #1. On December 15, 1999 the bridge loan was repaid in its entirety with proceeds from the sale of Common Stock, Subordinated Notes and Warrants. Such overriding royalty interests are limited to the well bore and proportionately reduced to the Company's working interest in the well.

     In December 1999, the Company consummated the sale of $22.0 million principal amount of 9% Senior Subordinated Notes due 2007 (the "Subordinated Notes"). The Subordinated Notes were sold at a discount of $0.7 million, which is being amortized over the life of the notes. Interest is payable quarterly beginning March 31, 2000. The Company may elect, for a period of five years, to increase the amount of the Subordinated Notes for up to 60% of the interest which would otherwise be payable in cash. The amount of Subordinated Notes was increased by $1.4 million and $1.3 million as of December 31, 2002 and 2001, respectively, for such interest. Concurrent with the sale of the notes, the Company consummated the sale of 3,636,364 shares of Common Stock at a price of $2.20 per share and Warrants to purchase up to 2,760,189 shares of the Company's Common Stock at an exercise price of $2.20 per share. For accounting purposes, the Warrants are valued at $0.25 per Warrant. The Warrants have an exercise price of $2.20 per share and expire in December 2007. The Company sold $17.6 million, $2.2 million, $0.8 million, $0.8 million and $0.8 million principal amount of Subordinated Notes; 2,909,091, 363,636, 121,212, 121,212 and 121,212
shares of the Company's common stock and 2,208,151, 276,019, 92,006, 92,006 and 92,006 Warrants to CB Capital Investors, L.P. (now known as JPMorgan Partners,
LLC), Mellon Ventures, L.P., Paul B. Loyd, Jr., Steven A. Webster and Douglas A.P. Hamilton, respectively.

     The Company is subject to certain covenants under the terms of the related Securities Purchase Agreement, including but not limited to, (a) maintenance of a specified Tangible Net Worth, (b) maintenance of a ratio of EBITDA (earnings before interest, taxes depreciation and amortization) to quarterly Debt Service (as defined in the agreement) of not less than 1.00 to 1.00, and (c) limit its capital expenditures to a specified amount for the year ended December 31, 2000, and thereafter to an amount equal to the Company's EBITDA for the immediately prior fiscal year, as well as limits on the Company's ability to (i) incur indebtedness, (ii) incur or allow liens, (iii) engage in mergers, consolidation, sales of assets and acquisitions, (iv) declare dividends and effect certain distributions (including restrictions on distributions upon the Common Stock),
(v) engage in transactions with affiliates (vi) make certain repayments and prepayments, including any prepayment of the subordinated debt, indebtedness that is guaranteed or credit-enhanced by any affiliate of the Company, and prepayments that effect certain permanent reductions in revolving credit facilities.

     Of the approximately $29.0 million net proceeds of this financing, $12.0 million was used to fund the Enron Repurchase described below and related expenses, $2.0 million was used to repay the bridge loan extended to the Company by its outside directors, $2.0 million was used to repay a portion of the Compass Term Loan, $1.0 million was used to repay a portion of the Compass Borrowing Base Facility, and the remaining proceeds were used to fund the Company's ongoing exploration and development program and general corporate purposes.

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

     In December 1999, the Company consummated the repurchase of all the outstanding shares of Series A Preferred Stock and 750,000 Warrants for $12.0 million. At the same time, the Company reduced the exercise price of the remaining 250,000 Warrants from $11.50 per share to $4.00 per share.

     In February 2002, the Company consummated the sale of 60,000 shares of Series B Preferred Stock and 2002 Warrants to purchase 252,632 shares of Common Stock for an aggregate purchase price of $6.0 million. The Company sold $4.0 million and $2.0 million of Series B Preferred Stock and 168,422 and 84,210 Warrants to Mellon Ventures, Inc. and Steven A. Webster, respectively. The Series B Preferred Stock is convertible into Common Stock by the investors at a conversion price of $5.70 per share, subject to adjustment, and is initially convertible into 1,052,632 shares of Common Stock. The approximately $5.8 million net proceeds of this financing were used to fund the Company's ongoing exploration and development program and general corporate purposes.

     Dividends on the Series B Preferred Stock will be payable in either cash at a rate of 8% per annum or, at the Company's option, by payment in kind of additional shares of the Series B Preferred Stock at a rate of 10% per annum. At December 31, 2002 the outstanding balance of the Series B Preferred Stock had been increased by $0.5 million (5,294 shares) for dividends paid in kind. In addition to the foregoing, if the Company declares a cash dividend on the Common Stock of the Company, the holders of shares of Series B Preferred Stock are entitled to receive for each share of Series B Preferred Stock a cash dividend in the amount of the cash dividend that would be received by a holder of the Common Stock into which such share of Series B Preferred Stock is convertible on the record date for such cash dividend. Unless all accrued dividends on the Series B Preferred Stock shall have been paid and a sum sufficient for the payment thereof set apart, no distributions may be paid on any Junior Stock (which includes the Common Stock) (as defined in the Statement of Resolutions for the Series B Preferred Stock) and no redemption of any Junior Stock shall occur other than subject to certain exceptions.

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

     Upon the occurrence of certain events constituting a "Change of Control" (as defined in the Statement of Resolutions), the Company is required to make an offer to each holder of Series B Preferred Stock to repurchase all of such holder's Series B Preferred Stock at an offer price per share of Series B Preferred Stock in cash equal to 105% of the Change of Control Purchase Price, which is generally defined to mean $100 plus all cumulative and accrued dividends.

     The 2002 Warrants have a five-year term and entitle the holders to purchase up to 252,632 shares of Carrizo's Common Stock at a price of $5.94 per share, subject to adjustment, and are exercisable at any time after issuance. For accounting purposes, the 2002 Warrants are valued at $0.06 per 2002 Warrant.

ABILITY TO MANAGE GROWTH AND ACHIEVE BUSINESS STRATEGY

     The Company's growth has placed, and is expected to continue to place, a significant strain on the Company's financial, technical, operational and administrative resources. The Company has relied in the past and expects to continue to rely on project partners and independent contractors that have provided the Company with seismic survey planning and management, project and prospect generation, land acquisition, drilling and other services. At December 31, 2002, the Company had 36 full-time employees. There will be additional demands on the Company's financial, technical, operational and administrative resources and continued reliance by the Company on project partners and independent contractors, and these strains on resources, additional demands and continued reliance may negatively affect the Company. The Company's ability to grow will depend upon a number of factors, including its ability to obtain leases or options on properties for 3-D seismic surveys, its ability to acquire additional 3-D seismic data, its ability to identify and acquire new exploratory sites, its ability to develop existing sites, its ability to continue to retain and attract skilled personnel, its ability to maintain or enter into new relationships with project partners and independent contractors, the results of its drilling program, hydrocarbon prices, access to capital and other factors. Although the Company intends to continue to upgrade its technical, operational and administrative resources and to increase its ability to provide internally certain of the services previously provided by outside sources, there can be no assurance that it will be successful in doing so or that it will be able to continue to maintain or enter into new relationships with project partners and independent contractors. The failure of the Company to continue to upgrade its technical, operational and administrative resources or the occurrence of unexpected expansion difficulties, including difficulties in recruiting and retaining sufficient numbers of qualified personnel to enable the Company to expand its seismic data acquisition and drilling program, or the reduced availability of project partners and independent contractors that have historically provided the Company seismic survey planning and management, project and prospect generation, land acquisition, drilling and other services, could have a material adverse effect on the Company's business, financial condition and results of operations. Any increase in the Company's activities as an operator will increase its exposure to operating hazards. See "Business and Properties -- Operating Hazards and Insurance". The Company's lack of capital will also constrain its ability to grow and achieve its business strategy. There can be no assurance that the Company will be successful in achieving growth or any other aspect of its business strategy.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". The statement requires entities to record the fair value of a liability for legal obligations associated with the retirement of obligations of tangible long-lived assets in the period in which it is incurred. When the asset is placed in service, a liability is recorded and a corresponding asset is recorded. Accretion of the liability is recognized each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. The standard is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. On January 1, 2003, the Company recorded $0.7 million as proved properties and $0.6 million as a liability for its plugging and abandonment expenses.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement is effective for fiscal years beginning after June 15, 2002, and the Company will adopt the Statement effective January 1, 2003.

     The Company has adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock Based Compensation -- Transition and Disclosure", issued in December 2002, effective with its December 31, 2002 consolidated financial statements and related footnotes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

     The following summarizes several of our critical accounting policies. See a complete list of significant accounting policies in Note 2 to the Consolidated Financial Statements.

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

Oil and Natural Gas Properties

     Investments in oil and natural gas properties are accounted for using the full-cost method of accounting. All costs directly associated with the acquisition, exploration and development of oil and natural gas properties are capitalized. Such costs include lease acquisitions, seismic surveys, and drilling and completion equipment. The Company proportionally consolidates its interests in oil and natural gas properties. The Company capitalized compensation costs for employees working directly on exploration activities of $0.9 million, $1.0 million and $1.0 million in 2000, 2001 and 2002, respectively. Maintenance and repairs are expensed as incurred.

     Oil and natural gas properties are amortized based on the unit-of-production method using estimates of proved reserve quantities. Investments in unproved properties are not amortized until proved reserves associated with the projects can be determined or until they are impaired. Unevaluated properties are evaluated periodically for impairment on a property-by-property basis. If the results of an assessment indicate that the properties are impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rate per thousand cubic feet equivalent (Mcfe) for 2000, 2001 and 2002 was $1.03, $1.15 and $1.41 respectively.

     Dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

     The net capitalized costs of proved oil and natural gas properties are subject to a "ceiling test," which limits such costs to the estimated present value, discounted at a 10% interest rate, of future net revenues from proved reserves, based on current economic and operating conditions. If net capitalized costs exceed this limit, the excess is charged to operations through depreciation, depletion and amortization. No write-down of the Company's oil and natural gas assets was necessary in 2000, 2001 or 2002. Based on oil and natural gas prices in effect on December 31, 2001, the unamortized cost of oil and natural gas properties exceeded the cost center ceiling. As permitted by full cost accounting rules, improvements in pricing subsequent to December 31, 2001 removed the necessity to record a write-down. Using prices in effect on December 31, 2001 the pretax writedown would have been approximately $0.7 million. Because of the volatility of oil and natural gas prices, no assurance can be given that the Company will not experience a write-down in future periods.

     Depreciation of other property and equipment is provided using the straight-line method based on estimated useful lives ranging from five to 10 years.

Oil and Natural Gas Reserve Estimates

     The process of estimating quantities of proved reserves is inherently uncertain, and the reserve data included in this document are estimates prepared by Ryder Scott Company and Fairchild & Wells, Inc., Independent Petroleum Engineers. Reserve engineering is a subjective process of estimating underground accumulations of hydrocarbons that cannot be measured in an exact manner. The process relies on interpretation of available geologic, geophysical, engineering and production data. The extent, quality and reliability of this data can vary. The process also requires certain economic assumptions regarding drilling and operating expense, capital expenditures, taxes and availability of funds. The SEC mandates some of these assumptions such as oil and natural gas prices and the present value discount rate.

    Proved reserve estimates prepared by others may be substantially higher or lower than the Company's estimates. Because these estimates depend on many assumptions, all of which may differ from actual results, reserve quantities actually recovered may be significantly different than estimated. Material revisions to reserve estimates may be made depending on the results of drilling, testing, and rates of production.

    You should not assume that the present value of future net cash flows is the current market value of the Company's estimated proved reserves. In accordance with SEC requirements, the Company based the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the estimate.

    The Company's rate of recording depreciation, depletion and amortization expense for proved properties is dependent on the Company's estimate of proved reserves. If these reserve estimates decline, the rate at which the Company records these expenses will increase.

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

     Upon entering into a derivative contract, the Company designates the derivative instruments as a hedge of the variability of cash flow to be received (cash flow hedge). Changes in the fair value of a cash flow hedge are recorded in other comprehensive income to the extent that the derivative is effective in offsetting changes in the fair value of the hedged item. Any ineffectiveness in the relationship between the cash flow hedge and the hedged item is recognized currently in income. Gains and losses accumulated in other comprehensive income associated with the cash flow hedge are recognized in earnings as oil and natural gas revenues when the forecasted transaction occurs. All of the Company's derivative instruments at January 1, 2001, December 31, 2001 and December 31, 2002 were designated and effective as cash flow hedges except for its positions with an affiliate of Enron Corp. discussed in Note 12.

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

     The Company typically uses fixed rate swaps and costless collars to hedge its exposure to material changes in the price of natural gas and oil. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated cash flow hedges to forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged transactions.

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

Income Taxes

     Under Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," deferred income taxes are recognized at each yearend for the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts based on tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce the deferred tax asset to the amount expected to be realized.

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

     The Company periodically reviews the carrying value of its oil and natural gas properties under the full cost accounting rules of the Commission. Under these rules, capitalized costs of proved oil and natural gas properties may not exceed the present value of estimated future net revenues from proved reserves, discounted at 10%. Application of this ceiling test generally requires pricing future revenue at the unescalated prices in effect as of the end of each fiscal quarter and requires a write-down for accounting purposes if the ceiling is exceeded, even if prices were depressed for only a short period of time. The Company may be required to write-down the carrying value of its oil and natural gas properties when oil and natural gas prices are depressed or unusually volatile. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date. Based on oil and gas prices in effect on December 31, 2001, the unamortized cost of our oil and gas properties exceeded the cost center ceiling. In accordance with full cost accounting rules, improvements in pricing subsequent to December 31, 2001, removed the necessity to record a write-down. Using prices in effect on December 31, 2001 the write-down would have been approximately $0.7 million.

     The Company typically uses fixed rate swaps and costless collars to hedge its exposure to material changes in the price of natural gas and oil. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated cash flow hedges to forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged transactions.

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

     In November 2001, the Company had no-cost collars with an affiliate of Enron Corp., designated as hedges, covering 2,553,000 MMBtu of gas production from December 2001 through December 2002. The value of these derivatives at that time was $0.8 million. Because of Enron's financial condition, the Company concluded that the derivatives contracts were no longer effective and thus did not qualify for hedge accounting treatment. As required by SFAS No. 133, the value of these derivative instruments as of November 2001 $(0.8 million) was recorded in accumulated other comprehensive income and will be reclassified into earnings over the original term of the derivative instruments. An allowance for the related asset totaling $0.8 million, net of tax of $0.4 million, was charged to other expense. At December 31, 2001 and 2002, $0.7 million and none, net of tax of $0.4 million and none, respectively, remained in accumulated other comprehensive income related to the deferred gains on these derivatives.

     Total oil purchased and sold under hedging arrangements during 2000, 2001 and 2002 were 87,900 Bbls, 18,000 Bbls and 131,300 Bbls, respectively. Total natural gas purchased and sold under hedging arrangements in 2000, 2001 and 2002 were 1,590,000 MMBtu and 3,087,000 MMBtu and 2,314,000 MMBtu, respectively. The net gains and (losses) realized by the Company under such hedging arrangements were $(1.5 million), $2.0 million and $(0.9 million) for 2000, 2001 and 2002, respectively, and are included in oil and gas revenues.

     At December 31, 2001 the Company had no derivative instruments outstanding designated as hedge positions. At December 31, 2002 the Company had the following outstanding hedge positions:

                                               December 31, 2002
------------------------------------------------------------------------------------------------------------
                                     Contract Volumes
                                   ---------------------
                                                                 Average        Average           Average
           Quarter                  BBls          MMbtu        Fixed Price    Floor Price      Ceiling Price
-----------------------------      ------        -------       -----------    -----------      -------------
First Quarter 2003                 27,000                        $ 24.85
First Quarter 2003                 36,000                                        $23.50            $26.50
First Quarter 2003                               540,000                           3.40              5.25
Second Quarter 2003                27,300                          24.85
Second Quarter 2003                36,000                                         23.50             26.50
Second Quarter 2003                              546,000                           3.40              5.25
Third Quarter 2003                               552,000                           3.40              5.25
Fourth Quarter 2003                              552,000                           3.40              5.25


ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURE ABOUT MARKET RISK

     COMMODITY RISK. The Company's major market risk exposure is the commodity pricing applicable to its oil and natural gas production. Realized commodity prices received for such production are primarily driven by the prevailing worldwide price for oil and spot prices applicable to natural gas. The effects of such pricing volatility have been discussed above, and such volatility is expected to continue. A 10% fluctuation in the price received for oil and gas production would have an approximate $2.6 million impact on the Company's annual revenues and operating income.

     To mitigate some of this risk, the Company engages periodically in certain limited hedging activities but only to the extent of buying protection price floors. Costs and any benefits derived from these price floors are accordingly recorded as a reduction or increase, as applicable, in oil and gas sales revenue and were not significant for any year presented. The costs to purchase put options are amortized over the option period. The Company does not hold or issue derivative instruments for trading purposes. Income and

(losses) realized by the Company related to these instruments were $(1.5 million), $2.0 million and $(0.9 million) or $(0.73), $0.63, and $(0.12) per
MMBtu for the years ended December 31, 2000, 2001, and 2002, respectively.

     INTEREST RATE RISK. The Company's exposure to changes in interest rates results from its floating rate debt. In regards to its Revolving Credit Facility, the result of a 10% fluctuation in short-term interest rates would have impacted 2002 cash flow by approximately $32,000.

     FINANCIAL INSTRUMENTS & DEBT MATURITIES. The Company's financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank borrowing, Subordinated Notes payable and Series B Redeemable Preferred Stock. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair values of the bank and vendor borrowings approximate the carrying amounts as of December 31, 2002 and 2001, and were determined based upon interest rates currently available to the Company for borrowings with similar terms. Maturities of the debt are $1.6 million in 2003, $3.9 million in 2004, $8.5 million in 2005 and the balance in 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is included elsewhere in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to information under the caption "Proposal 1-Election of Directors" and to the information under the caption "Section 16(a) Reporting Delinquencies" in the Company's definitive Proxy Statement (the "2003 Proxy Statement") for its 2003 annual meeting of shareholders. The 2003 Proxy Statement will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days subsequent to December 31, 2002.

     Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the 2003 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning our equity compensation plan at December 31, 2002 is as follows:

                                                                                       Number of securities
                                                                                        remaining available
                                      Number of securities                              for future issuance
                                        to be issued upon        Weighted-average          under equity
                                     exercise of outstanding     exercise price of      compensation plans
                                      options, warrants and    outstanding options,    (excluding securities
                                             rights             warrants and rights   reflected in column (a))
          Plan Category                        (a)                      (b)                    (c)
----------------------------------   -----------------------   --------------------   ------------------------
Equity compensation plans
  approved by security holders                     1,414,203   $               3.31                 284,000

Equity compensation plans
  not approved by security holders                   216,120                   3.60                      --
                                     -----------------------   --------------------    ----------------------

   Total                                           1,630,323   $               3.35                284,000
                                     =======================   ====================    ======================

     Other information required by this item is incorporated herein by reference to the 2003 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

     The information required by this item is incorporated herein by reference to the 2003 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

     Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's periodic SEC filings. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weakness.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) FINANCIAL STATEMENTS

     The response to this item is submitted in a separate section of this report.

(a)(2) FINANCIAL STATEMENT SCHEDULES

     All schedules and other statements for which provision is made in the applicable regulations of the Commission have been omitted because they are not required under the relevant instructions or are inapplicable.

(a)(3) EXHIBITS

EXHIBIT INDEX

  EXHIBIT
  NUMBER                                              DESCRIPTION
  +2.1      -- Combination Agreement by and among the Company, Carrizo Production, Inc., Encinitas Partners Ltd., La Rosa
                 Partners Ltd., Carrizo Partners Ltd., Paul B. Loyd, Jr., Steven A. Webster, S.P. Johnson IV, Douglas A.P. Hamilton
                 and Frank A. Wojtek dated as of June 6, 1998 (Incorporated herein by reference to Exhibit 2.1 to the Company's
                 Registration Statement on Form S-1 (Registration No. 333-29187)).

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

  +4.1      -- Credit Agreement dated as of May 24, 2002 by and between Carrizo Oil & Gas, Inc., CCBM, Inc. and Hibernia
                 National Bank (Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the
                 quarter ended June 30, 2002).

  +4.2      -- Revolving Note by and between Carrizo Oil & Gas, Inc. and Hibernia National Bank dated May 24, 2002
                 (Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June
                 30, 2002).

  +4.3      -- Commercial Guarantee by and between CCBM, Inc. and Hibernia National Bank dated May 24, 2002 (Incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

  +4.4      -- Stock Pledge and Security Agreement by and between Carrizo Oil & Gas, Inc. and Hibernia National Bank dated May
                 24, 2002 (Incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

  +4.5      -- First Amendment to Credit Agreement dated July 9, 2002 to the Credit Agreement by and between Carrizo Oil & Gas,
                 Inc. and Hibernia National Bank dated May 24, 2002 (Incorporated by reference to Exhibit 4.5 to the Company's
                 Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

  4.6       -- Amended and Restated Credit Agreement dated as of December 12, 2002 by and between Carrizo Oil & Gas, Inc.,
                 CCBM, Inc. and Hibernia National Bank.

  +4.7      -- Letter Agreement Regarding Participation in the Company's 2001 Seismic and Acreage Program, dated May 1, 2001
                 (Incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

  +4.8      -- Amendment No. 1 to the Letter Agreement Regarding Participation in the Company's 2001 Seismic and Acreage
                 Program, dated June 1, 2001 (Incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 2001).

  +4.9      -- Promissory Note payable to Rocky Mountain Gas, Inc. by CCBM, Inc. (Incorporated herein by reference to Exhibit
                 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

  +10.1     -- Amended and Restated Incentive Plan of the Company effective as of February 17, 2000 (Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

  +10.2     -- Amendment No. 1 to the Amended and Restated Incentive Plan of the Company (Incorporated by reference to Exhibit
                 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

  10.3      -- Amendment to the Amended and Restated Incentive Plan of the Company.

  +10.4     -- Employment Agreement between the Company and S.P. Johnson IV (Incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-29187)).

  +10.5     -- Employment Agreement between the Company and Frank A. Wojtek (Incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-29187)).

  +10.6     -- Employment Agreement between the Company and Kendall A. Trahan (Incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-29187)).

  +10.7     -- Employment Agreement between the Company and Jeremy T. Greene (Incorporated by reference to Exhibit 10.1 to the
                 Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

  +10.8     -- Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31,
                 1998).

  +10.9     -- S Corporation Tax Allocation, Payment and Indemnification Agreement among the Company and Messrs. Loyd, Webster,
                 Johnson, Hamilton and Wojtek (Incorporated herein by reference to Exhibit 10.8 to the Company's Registration
                 Statement on Form S-1 (Registration No. 333-29187)).

  +10.10    -- S Corporation Tax Allocation, Payment and Indemnification Agreement among Carrizo Production, Inc. and Messrs.
                 Loyd, Webster, Johnson, Hamilton and Wojtek (Incorporated herein by reference to Exhibit 10.9 to the Company's
                 Registration Statement on Form S-1 (Registration No. 333-29187)).

  +10.11    -- Form of Amendment to Executive Officer Employment Agreement. (Incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated January 8, 1998).

  +10.12    -- Amended Enron Warrant Certificates (Incorporated herein by reference to Exhibit 4.1 to the Company's Current
                 Report on Form 8-K dated December 15, 1999).

  +10.13    -- Securities Purchase Agreement dated December 15, 1999 among the Company, CB Capital Investors, L.P., Mellon
                 Ventures, L.P., Paul B. Loyd Jr., Douglas A. P. Hamilton and Steven A. Webster (Incorporated herein by reference to
                 Exhibit 99.1 to the Company's Current Report on Form 8-K dated December 15, 1999).

  +10.14    -- Shareholders Agreement dated December 15, 1999 among the Company, CB Capital Investors, L.P., Mellon Ventures,
                 L.P., Paul B. Loyd Jr., Douglas A. P. Hamilton, Steven A. Webster, S.P. Johnson IV, Frank A. Wojtek and DAPHAM
                 Partnership, L.P. (Incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K
                 dated December 15, 1999).

  +10.15    -- Warrant Agreement dated December 15, 1999 among the Company, CB Capital Investors, L.P., Mellon Ventures, L.P.,
                 Paul B. Loyd Jr., Douglas A. P. Hamilton and Steven A. Webster (Incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated December 15, 1999).

  +10.16    -- Registration Rights Agreement dated December 15, 1999 among the Company, CB Capital Investors, L.P. and Mellon
                 Ventures, L.P. (Incorporated herein by reference to Exhibit 99.4 to the Company's Current Report on Form 8- K dated
                 December 15, 1999).

  +10.17    -- Amended and Restated Registration Rights Agreement dated December 15, 1999 among the Company, Paul B. Loyd Jr.,
                 Douglas A. P. Hamilton, Steven A. Webster, S.P. Johnson IV, Frank A. Wojtek and DAPHAM Partnership, L.P.
                 (Incorporated herein by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated December 15,
                 1999).

  +10.18    -- Compliance Sideletter dated December 15, 1999 among the Company, CB Capital Investors, L.P. and Mellon Ventures,
                 L.P. (Incorporated herein by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K dated December
                 15, 1999).

  +10.19    -- Form of Amendment to Executive Officer Employment Agreement (Incorporated herein by reference to Exhibit 99.7 to the Company's Current Report on Form 8-K dated December 15, 1999).

  +10.20    -- Form of Amendment to Director Indemnification Agreement (Incorporated herein by reference to Exhibit 99.8 to the
                 Company's Current Report on Form 8-K dated December 15, 1999).

  +10.21    -- Purchase and Sale Agreement by and between Rocky Mountain Gas, Inc. and CCBM, Inc., dated June 29, 2001
                 (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

  +10.22    -- Securities Purchase Agreement dated February 20, 2002 among the Company, Mellon Ventures, L.P. and Steven A.
                 Webster (Incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated
                 February 20, 2002).

  +10.23    -- Shareholders' Agreement dated February 20, 2002 among the Company, Mellon Ventures, L.P., Paul B. Loyd, Jr.,
                 Douglas A.P. Hamilton, Steven A. Webster, S.P. Johnson IV, Frank A. Wojtek and DAPHAM Partnership, L.P.
                 (Incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated February 20,
                 2002).

  +10.24    -- Warrant Agreement dated February 20, 2002 among the Company, Mellon Ventures, L.P. and Steven A. Webster
                 (including Warrant Certificate) (Incorporated herein by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K dated February 20, 2002).

  +10.25    -- Registration Rights Agreement dated February 20, 2002 among the Company, Mellon Ventures, L.P. and Steven A.
                 Webster (Incorporated herein by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated
                 February 20, 2002).

  +10.26    -- Compliance Sideletter dated February 20, 2002 between the Company and Mellon Ventures, L.P. (Incorporated herein by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K dated February 20, 2002).

  +10.27    -- Form of Amendment to Executive Officer Employment Agreement (Incorporated herein by reference to Exhibit 99.7 to the Company's Current Report on Form 8-K dated February 20, 2002).

  +10.28    -- Form of Amendment to Director Indemnification Agreement (Incorporated herein by reference to Exhibit 99.8 to the
                 Company's Current Report on Form 8-K dated February 20, 2002).

  21.1      -- Subsidiaries of the Company.

  23.1      -- Consent of Ernst & Young LLP

  23.2      -- Consent of Ryder Scott Company Petroleum Engineers.

  23.3      -- Consent of Fairchild & Wells, Inc.

  99.1      -- Summary of Reserve Report of Ryder Scott Company Petroleum Engineers as of December 31, 2002.

  99.2      -- Summary of Reserve Report of Fairchild & Wells, Inc. as of December 31, 2002.

  99.3      -- Summary of Reserve Report of Ryder Scott Company Petroleum Engineers for CCBM, Inc. as of December 31, 2002.

  99.4      -- Notice Regarding Consent of Arthur Andersen LLP.

----------

+    Incorporated by reference as indicated.

REPORTS ON FORM 8-K

     None.

                             CARRIZO OIL & GAS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                    PAGE
                                                                                    ----
Carrizo Oil & Gas, Inc.  --
 Report of Independent Auditors and Independent Public Accountants                  F-2
 Consolidated Balance Sheets, December 31, 2001 and 2002                            F-4
 Consolidated Statements of Operations for the Years Ended December 31, 2000,
  2001 and 2002                                                                     F-5
 Consolidated Statements of Shareholders' Equity for the Years Ended
  December 31, 2000, 2001 and 2002                                                  F-6
 Consolidated Statements of Cash Flows for the Years Ended December 31, 2000,
  2001 and 2002                                                                     F-7
 Notes to Consolidated Financial Statements                                         F-8

                         REPORT OF INDEPENDENT AUDITORS


The Board of Directors and Shareholders of
Carrizo Oil & Gas, Inc.


     We have audited the accompanying consolidated balance sheet of Carrizo Oil & Gas, Inc. as of December 31, 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Carrizo Oil & Gas, Inc. as of December 31, 2001 and for the two years then ended, were audited by other auditors who have ceased operations and whose report dated March 20, 2002, expressed an unqualified opinion on those statements, before the revisions described in Note 5.

     We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2002, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

     As discussed above, the consolidated financial statements of the Company as of December 31, 2001 and for the two years then ended were audited by other auditors who have ceased operations. As described in Note 5, the Company revised the reported amounts of certain temporary differences at December 31, 2001. We audited the adjustments described in Note 5 that were applied to revise the reported amounts of temporary differences in the 2001 consolidated financial statements. Our procedures included (a) agreeing the revised temporary differences to the Company's underlying records obtained from management, and
(b) testing the mathematical accuracy of the revisions to the temporary differences. In our opinion, such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.



                                        ERNST & YOUNG LLP




Houston, Texas
March 14, 2003

     THIS IS A COPY OF AN ACCOUNTANTS' REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. AS DESCRIBED IN NOTE 5 TO CARRIZO'S CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002, THE FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2001 REFERRED TO IN THIS REPORT HAVE BEEN REVISED SUBSEQUENT TO THE DATE OF THE REPORT TO REFLECT REVISIONS TO TEMPORARY DIFFERENCES IN THE RECOGNITION OF INCOME AND EXPENSES FOR FINANCIAL REPORTING PURPOSES AND FOR TAX PURPOSES. THE REVISIONS HAVE BEEN REPORTED ON BY ERNST & YOUNG LLP.



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

     As explained in Note 2 to the consolidated financial statements, effective January 1, 2001, the Company changed its method of accounting for derivative instruments and hedging activities to conform with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." Additionally, as explained in Note 10 to the consolidated financial statements, effective January 1, 1999, the Company changed its method of accounting for start up costs.



                                        ARTHUR ANDERSEN LLP




Houston, Texas
March 20, 2002

                             CARRIZO OIL & GAS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                                          As of December 31,
                                                                                      ----------------------------
                                                                                          2001            2002
                                                                                      ------------    ------------
                                                                                             (In thousands)
CURRENT ASSETS:
  Cash and cash equivalents                                                           $      3,236    $      4,743
  Accounts receivable, trade (net of allowance for doubtful accounts of
     $0.5 million at December 31, 2001 and 2002, respectively)                               8,111           8,207
  Advances to operators                                                                        509             501
  Deposits                                                                                      48              46
  Other current assets                                                                         600             605
                                                                                      ------------    ------------

        Total current assets                                                                12,504          14,102

PROPERTY AND EQUIPMENT, net (full-cost method of
  accounting for oil and natural gas properties)                                           104,132         120,526
Deferred financing costs                                                                       756             760
                                                                                      ------------    ------------
                                                                                      $    117,392    $    135,388
                                                                                      ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade                                                             $     10,263    $      9,957
  Accrued liabilities                                                                          348           1,014
  Advances for joint operations                                                                368           1,550
  Current maturities of long-term debt                                                       2,107           1,609
  Current maturities of seismic obligation payable                                              --           1,414
                                                                                      ------------    ------------

          Total current liabilities                                                         13,086          15,544

LONG-TERM DEBT                                                                              36,081          37,886
SEISMIC OBLIGATION PAYABLE                                                                      --           1,103
DEFERRED INCOME TAXES                                                                        5,021           7,666
COMMITMENTS AND CONTINGENCIES (Note 9)
CONVERTIBLE PARTICIPATING PREFERRED STOCK (10,000,000
  shares of preferred stock authorized, of which 150,000 are shares designated as convertible participating shares, with 65,294 convertible participating shares
  issued and outstanding at December 31, 2002) (Note 8)                                         --           6,373

SHAREHOLDERS' EQUITY:
  Warrants (3,010,189 and 3,262,821 outstanding at
     December 31, 2001 and 2002, respectively)                                                 765             780
  Common stock, par value $.01, (40,000,000 shares authorized with 14,064,077 and
     14,177,383 issued and outstanding at December 31, 2001 and 2002, respectively)            141             142
  Additional paid in capital                                                                62,736          63,224
  Retained earnings (deficit)                                                               (1,144)          3,058
  Accumulated other comprehensive income (loss)                                                706            (388)
                                                                                      ------------    ------------
                                                                                            63,204          66,816
                                                                                      ------------    ------------
                                                                                      $    117,392    $    135,388
                                                                                      ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CARRIZO OIL & GAS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                 For the Year Ended December 31,
                                                         --------------------------------------------
                                                             2000            2001            2002
                                                         ------------    ------------    ------------
                                                         (In thousands except for per share amounts)
OIL AND NATURAL GAS REVENUES                             $     26,834    $     26,226    $     26,802

COSTS AND EXPENSES:
  Oil and natural gas operating expenses (exclusive of
     depreciation shown separately below)                       4,941           4,138           4,908
  Depreciation, depletion and amortization                      7,170           6,492          10,574
  General and administrative                                    3,143           3,333           4,133
  Stock option compensation                                       652            (558)            (84)
                                                         ------------    ------------    ------------
          Total costs and expenses                             15,906          13,405          19,531
                                                         ------------    ------------    ------------

OPERATING INCOME                                               10,928          12,821           7,271

OTHER INCOME AND EXPENSES:
  Other income and expenses                                     1,482           1,777             274
  Interest income                                                 592             275              55
  Interest expense                                             (1,459)         (1,040)           (846)
  Interest expense, related parties                            (2,118)         (2,137)         (2,255)
  Capitalized interest                                          3,564           3,171           3,100
                                                         ------------    ------------    ------------

INCOME BEFORE INCOME TAXES                                     12,989          14,867           7,599
INCOME TAXES                                                    1,004           5,336           2,809
                                                         ------------    ------------    ------------

NET INCOME                                               $     11,985    $      9,531    $      4,790
                                                         ============    ============    ============

DIVIDENDS AND ACCRETION ON PREFERRED STOCK                         --              --             588
                                                         ------------    ------------    ------------
NET INCOME AVAILABLE TO
   COMMON SHAREHOLDERS                                   $     11,985    $      9,531    $      4,202
                                                         ============    ============    ============

BASIC EARNINGS
   PER COMMON SHARE                                      $       0.85    $       0.68    $       0.30
                                                         ============    ============    ============

DILUTED EARNINGS PER COMMON SHARE                        $       0.74    $       0.57    $       0.26
                                                         ============    ============    ============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CARRIZO OIL & GAS, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                         WARRANTS                  COMMON STOCK
                                                ---------------------------   ---------------------------
                                                   NUMBER         AMOUNT         SHARES         AMOUNT
                                                ------------   ------------   ------------   ------------
BALANCE, January 1, 2000                           3,010,189   $        765     14,011,364   $        141
Net income                                                --             --             --             --
Common stock issued                                       --             --         43,697             --
                                                ------------   ------------   ------------   ------------

BALANCE, December 31, 2000                         3,010,189            765     14,055,061            141
                                                ------------   ------------   ------------   ------------

  Comprehensive income
Net income                                                --             --             --             --
Cummulative effect of change
   in accounting principle                                --             --             --             --
Reclassification adjustments for
   cummulative effect of change in
   accounting principle                                   --             --             --             --
Reclassification adjustments for
   settled contracts                                      --             --             --             --
Net change in fair value of
   hedging instruments                                    --             --             --             --
                                                ------------   ------------   ------------   ------------

  Comprehensive income

Common stock issued                                       --             --          9,016             --
                                                ------------   ------------   ------------   ------------

BALANCE, December 31, 2001                         3,010,189            765     14,064,077            141
                                                ------------   ------------   ------------   ------------

Net income                                                --             --             --             --
Net change in fair value of
  hedging instruments                                     --             --             --             --
                                                ------------   ------------   ------------   ------------

Comprehensive income

Warrants issued                                      252,632             15             --             --
Common stock issued                                       --             --        113,306              1
Dividends and accretion of
  discount on preferred stock                             --             --             --             --
                                                ------------   ------------   ------------   ------------

BALANCE, December 31, 2002                         3,262,821   $        780     14,177,383   $        142
                                                ============   ============   ============   ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                                                 Accumulated
 Additional                       Retained         Other
  Paid in      Comprehensive      Earnings      Comprehensive   Shareholders'
  Capital         Income          (Deficit)     Income (loss)      Equity
------------   -------------    ------------    -------------   -------------
          (Dollars in thousands)
$     62,608              --    $    (22,660)             --    $     40,854
          --              --          11,985              --          11,985
         100              --              --              --             100
------------    ------------    ------------    ------------    ------------

      62,708              --         (10,675)             --          52,939
------------    ------------    ------------    ------------    ------------


          --    $      9,531           9,531              --           9,531

          --          (1,967)             --    $     (1,967)         (1,967)


          --           1,967              --           1,967           1,967

          --          (2,020)             --          (2,020)         (2,020)

          --           2,726              --           2,726           2,726
------------    ------------    ------------    ------------    ------------

                $     10,237
                ============

          28                              --              --              28
------------                    ------------    ------------    ------------

      62,736                          (1,144)            706          63,204
------------                    ------------    ------------    ------------

          --           4,790           4,790              --           4,790

          --          (1,094)             --          (1,094)         (1,094)
------------    ------------    ------------    ------------    ------------

                $      3,696
                ============

                                          --              --              15
         488                              --              --             489

                                        (588)             --            (588)
------------                    ------------    ------------    ------------

$     63,224                    $      3,058    $       (388)   $     66,816
============                    ============    ============    ============

                             CARRIZO OIL & GAS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        For the Year Ended December 31,
                                                                --------------------------------------------
                                                                    2000            2001            2002
                                                                ------------    ------------    ------------
                                                                               (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net Income                                                   $     11,985    $      9,531    $      4,790
   Adjustment to reconcile net income to net
     cash provided by operating activities -
     Depreciation, depletion and amortization                          7,170           6,492          10,574
     Discount accretion                                                   82              85              86
     Ineffective derivative instruments                                   --             706            (706)
     Interest payable in kind                                          1,227           1,282           1,353
     Stock option compensation (benefit)                                 652            (558)            (84)
     Gain on sale of Michael Petroleum Corporation                        --          (3,900)             --
     Finders fee                                                      (1,544)             --              --
     Deferred income taxes                                               902           5,204           2,645
   Changes in assets and liabilities -
     Accounts receivable                                              (2,968)           (719)            530
     Deposits and other current assets                                  (625)            200             206
     Other assets                                                       (236)            (57)           (265)
     Accounts payable                                                   (155)          6,555             643
     Accrued liabilities                                                 643            (870)            153
                                                                ------------    ------------    ------------
          Net cash provided by operating
            activities                                                17,133          23,951          19,925
                                                                ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                              (19,746)        (38,264)        (24,696)
   Proceeds from sale of Michael Petroleum Corporation                    --           5,445              --
   Proceeds for sale of Metro Project                                  5,075              --              --
   Proceeds from the sale of oil and natural gas properties               --              --             355
   Change in capital expenditure accrual                                (587)            355            (949)
   Advances to operators                                                (490)          1,248               8
   Advances for joint operations                                        (690)             (8)          1,182
                                                                ------------    ------------    ------------
          Net cash used in investing activities                      (16,438)        (31,224)        (24,100)
                                                                ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of common stock                                100              27              14
   Net proceeds from sale of preferred stock                              --              --           5,800
   Net proceeds from debt issuance                                        --           7,744           8,613
   Debt repayments                                                    (3,923)         (5,479)         (8,745)
                                                                ------------    ------------    ------------
          Net cash provided by (used in) financing activities         (3,823)          2,292           5,682
                                                                ------------    ------------    ------------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                   (3,128)         (4,981)          1,507
CASH AND CASH EQUIVALENTS, beginning of year                          11,345           8,217           3,236
                                                                ------------    ------------    ------------
CASH AND CASH EQUIVALENTS, end of year                          $      8,217    $      3,236    $      4,743
                                                                ============    ============    ============
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest (net of amounts capitalized)          $         --    $         --    $          1
                                                                ============    ============    ============
   Cash paid for income taxes                                   $         --    $         --    $         --
                                                                ============    ============    ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

CARRIZO OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

     Carrizo Oil & Gas, Inc. (Carrizo, a Texas corporation; together with its subsidiary, affiliates and predecessors, the Company) is an independent energy company formed in 1993 and is engaged in the exploration, development, exploitation and production of oil and natural gas. Its operations are focused on Texas and Louisiana Gulf Coast trends, primarily the Frio, Wilcox and Vicksburg trends. The Company, through CCBM Inc. (a wholly-owned subsidiary) ("CCBM") acquired interests in certain oil and natural gas leases in Wyoming and Montana in areas prospective for coalbed methane. CCBM has an obligation to fund $2.5 million of drilling costs on behalf of Rocky Mountain Gas, Inc. ("RMG"), from whom the interests in the leases were acquired. Through December 31, 2002, CCBM has satisfied $1.5 million of its drilling obligations on behalf of RMG.

     The exploration for oil and natural gas is a business with a significant amount of inherent risk requiring large amounts of capital. The Company intends to finance its exploration and development program through cash from operations, existing credit facilities or arrangements with other industry participants. Should the sources of capital currently available to the Company not be sufficient to explore and develop its prospects and meet current and near-term obligations, the Company may be required to seek additional sources of financing which may not be available on terms acceptable to the Company. This lack of additional financing could force the Company to defer its planned exploration and development drilling program which could adversely affect the recoverability and ultimate value of the Company's oil and natural gas properties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statement are presented in accordance with generally accepted accounting principles in the United States. The consolidated financial statements include the accounts of the Company and its subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

     The Company believes the following critical accounting policies affect its more significant judgements and estimates used in the preparation of its consolidated financial statements:

OIL AND NATURAL GAS PROPERTIES

     Investments in oil and natural gas properties are accounted for using the full-cost method of accounting. All costs directly associated with the acquisition, exploration and development of oil and natural gas properties are capitalized. Such costs include lease acquisitions, seismic surveys, and drilling and completion equipment. The Company proportionally consolidates its interests in oil and natural gas properties. The Company capitalized compensation costs for employees working directly on exploration activities of $0.9 million, $1.0 million and $1.0 million in 2000, 2001 and 2002, respectively. Maintenance and repairs are expensed as incurred.

     Oil and natural gas properties are amortized based on the unit-of-production method using estimates of proved reserve quantities. Investments in unproved properties are not amortized until proved reserves associated with the projects can be determined or until they are impaired. Unevaluated properties are evaluated periodically for impairment on a property-by-property basis. If the results of an assessment indicate that the properties are impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rate per Mcfe for

2000, 2001 and 2002 was $1.03, $1.15 and $1.41 respectively.

     Dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

     The net capitalized costs of proved oil and natural gas properties are subject to a "ceiling test," which limits such costs to the estimated present value, discounted at a 10% interest rate, of future net revenues from proved reserves, based on current economic and operating conditions. If net capitalized costs exceed this limit, the excess is charged to operations through depreciation, depletion and amortization. No write-down of the Company's oil and natural gas assets was necessary in 2000, 2001 or 2002. Based on oil and natural gas prices in effect on December 31, 2001, the unamortized cost of oil and natural gas properties exceeded the cost center ceiling. As permitted by full cost accounting rules, improvements in pricing subsequent to December 31, 2001 removed the necessity to record a write-down. Using prices in effect on December 31, 2001 the pretax write-down would have been approximately $0.7 million. Because of the volatility of oil and natural gas prices, no assurance can be given that the Company will not experience a write-down in future periods.

     Depreciation of other property and equipment is provided using the straight-line method based on estimated useful lives ranging from five to 10 years.

OIL AND NATURAL GAS RESERVE ESTIMATES

     The process of estimating quantities of proved reserves is inherently uncertain, and the reserve data included in this document are estimates prepared by Ryder Scott Company and Fairchild & Wells, Inc., Independent Petroleum Engineers. Reserve engineering is a subjective process of estimating underground accumulations of hydrocarbons that cannot be measured in an exact manner. The process relies on interpretation of available geologic, geophysical, engineering and production data. The extent, quality and reliability of this data can vary. The process also requires certain economic assumptions regarding drilling and operating expense, capital expenditures, taxes and availability of funds. The SEC mandates some of these assumptions such as oil and natural gas prices and the present value discount rate.

    Proved reserve estimates prepared by others may be substantially higher or lower than the Company's estimates. Because these estimates depend on many assumptions, all of which may differ from actual results, reserve quantities actually recovered may be significantly different than estimated. Material revisions to reserve estimates may be made depending on the results of drilling, testing, and rates of production.

    You should not assume that the present value of future net cash flows is the current market value of the Company's estimated proved reserves. In accordance with SEC requirements, the Company based the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the estimate.

    The Company's rate of recording depreciation, depletion and amortization expense for proved properties is dependent on the Company's estimate of proved reserves. If these reserve estimates decline, the rate at which the Company records these expenses will increase.

CASH AND CASH EQUIVALENTS

     Cash and cash equivalents include highly liquid investments with maturities of three months or less when purchased.

REVENUE RECOGNITION AND NATURAL GAS IMBALANCES

     The Company follows the sales method of accounting for revenue recognition and natural gas imbalances, which recognizes over and under lifts of natural gas when sold, to the extent sufficient natural gas reserves or balancing agreements are in place. Natural gas sales volumes are not significantly different from the Company's share of production.

FINANCING COSTS

    Long-term debt financing costs of $0.8 million and $0.8 million are included in other assets as of December 31, 2001 and 2002, respectively, are being amortized using the effective yield method over the term of the loans (through January 31, 2005 for a credit facility and through December 15, 2007 for subordinated notes payable).

SUPPLEMENTAL CASH FLOW INFORMATION

     The statement of cash flows for the year ended December 31, 2002 does not reflect the following non-cash transactions: the $2.5 million of seismic data acquisitions, the acquisition $0.5 million in oil and natural gas properties through the issuance of common stock, and the $0.6 million reduction of oil and natural gas properties for the amount of insurance recoveries expected to be received related to difficulties encountered in the drilling of a well.

FINANCIAL INSTRUMENTS

     The Company's recorded financial instruments consist of cash, receivables, payables and long-term debt. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of bank debt approximates fair value as this borrowing bears interest at floating market interest rates. The fair value of the Subordinated Notes payable and the RMG note at December 31, 2002 was $32.6 million and $5.6 million, respectively. Fair values for the Subordinated Notes payable and the RMG note were determined based upon interest rates available to the Company at December 31, 2002 with similar terms.

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

     Upon entering into a derivative contract, the Company designates the derivative instruments as a hedge of the variability of cash flow to be received (cash flow hedge). Changes in the fair value of a cash flow hedge are recorded in other comprehensive income to the extent that the derivative is effective in offsetting changes in the fair value of the hedged item. Any ineffectiveness in the relationship between the cash flow hedge and the hedged item is recognized currently in income. Gains and losses accumulated in other comprehensive income associated with the cash flow hedge are recognized in earnings as oil and natural gas revenues when the forecasted transaction occurs. All of the Company's derivative instruments at January 1, 2001, December 31, 2001 and December 31, 2002 were designated and effective as cash flow hedges except for its positions with an affiliate of Enron Corp. discussed in Note 12.

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

     The Company typically uses fixed rate swaps and costless collars to hedge its exposure to material changes in the price of natural gas and oil. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated cash flow hedges to forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged transactions.

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

INCOME TAXES

     Under Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," deferred income taxes are recognized at each year-end for the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts based on tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce the deferred tax asset to the amount expected to be realized.

CONCENTRATION OF CREDIT RISK

     Substantially all of the Company's accounts receivable result from oil and natural gas sales or joint interest billings to third parties in the oil and natural gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk in that these entities may be similarly affected by changes in economic and other conditions. Historically, the Company has not experienced credit losses on such receivables. Derivative contracts subject the Company to concentration of credit risk. The Company transacts the majority of its derivative contracts with two counterparties. The Company does not require collateral from its customers.

MAJOR CUSTOMERS

     The Company sold oil and natural gas production representing more than 10% of its oil and natural gas revenues for the year ended December 31, 2001 to Cokinos Natural Gas Company (17%); for the year ended December 31, 2002 to Cokinos Natural Gas Company (12%) and Discovery Producer Services, LLC (10%). Because alternate purchasers of oil and natural gas are readily available, the Company believes that the loss of any of its purchasers would not have a material adverse effect on the financial results of the Company.

EARNINGS PER SHARE

Supplemental earnings per share information is provided below:

                                            FOR THE YEAR ENDED DECEMBER 31, (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                       -------------------------------------------------------------------------------------------
                                                INCOME                            SHARES                     PER-SHARE AMOUNT
                                       -------------------------   ------------------------------------   ------------------------
                                        2000      2001     2002       2000         2001         2002       2000     2001     2002
                                       -------   ------   ------   ----------   ----------   ----------   ------   ------   ------
Basic Earnings per Common Share:

Net income                             $11,985   $9,531   $4,790
Less:  Dividends and Accretion
     of Discount on Preferred Shares        --       --      588
                                       -------   ------   ------
   Net income available to
     common shareholders               $11,985   $9,531   $4,202   14,028,176   14,059,151   14,158,438   $ 0.85   $ 0.68   $ 0.30
                                       =======   ======   ======   ==========   ==========   ==========   ======   ======   ======


Diluted Earnings per Common Share:

Net Income                             $11,985   $9,531   $4,790   14,028,176   14,059,151   14,158,438
Less: Dividends and Accretion of
   Discount on Preferred Shares             --       --      558
Stock Options                                                         558,960      807,628      514,077
Warrants                                                            1,668,519    1,864,222    1,475,928
                                       -------   ------   ------   ----------   ----------   ----------
   Net income available to
     common shareholders               $11,985   $9,531   $4,202   16,255,655   16,731,001   16,148,443   $ 0.74   $ 0.57   $ 0.26
                                       =======   ======   ======   ==========   ==========   ==========   ======   ======   ======

     Basic earnings per common share has been computed by dividing net income by the weighted average number of shares of Common Stock outstanding during the periods. Diluted earnings per common share is based on the weighted average number of common shares and all dilutive potential common shares outstanding during the period. The Company had outstanding 149,000, 79,500 and 172,333 stock options at December 31, 2000, 2001 and 2002, respectively, that were antidilutive. The Company had outstanding 252,632 warrants at December 31, 2002 that were antidilutive. These antidilutive stock options and warrants were not included in the calculation because the exercise price of these instruments exceeded the underlying market value of the options and warrants as of the dates presented. The Company had 1,145,515 convertible preferred shares at December 31, 2002 that were antidilutive and were not included in the calculation.

CONTINGENCIES

     Liabilities and other contingencies are recognized upon determination of an exposure, which when analyzed indicates that it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of such loss is reasonably estimable.

NEW ACCOUNTING PRONOUNCEMENTS

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement is effective for fiscal years beginning after June 15, 2002, and the Company will adopt the Statement effective January 1, 2003. On January 1, 2003, the Company recorded $0.4 million as proved properties and $0.5 million as a liability for its plugging and abandonment expenses.


     The Company has adopted the disclosure requirements of SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure", issued in December 2002, effective with its December 31, 2002 consolidated financial statements and related footnotes.

3. INVESTMENT IN MICHAEL PETROLEUM CORPORATION:

     In 2000 the Company received a finder's fee valued at $1.5 million from affiliates of Donaldson, Lufkin & Jenrette ("DLJ") in connection with their purchase of a significant minority shareholder interest in Michael Petroleum Corporation ("MPC"). MPC is a privately held exploration and production company which focuses on the prolific natural gas producing Lobo Trend in South Texas. The minority shareholder interest in MPC was purchased by entities affiliated with DLJ. The Company elected to receive the fee in the form of 18,947 shares of common stock, 1.9% of the outstanding common shares of MPC, which, until its sale in 2001, was accounted for as a cost basis investment. Steven A. Webster, who is the Chairman of the Board of the Company, and a Managing Director of Global Energy Partners Ltd., a merchant banking affiliate of DLJ which makes investments in energy companies, joined the Board of Directors of MPC in connection with the transaction.

     In 2001, the Company agreed to sell its interest in MPC pursuant to an agreement between MPC and its shareholders for the sale of a majority interest in MPC to Calpine Natural Gas Company. The Company received total cash proceeds of $5.7 million, of which $5.5 million was paid to the Company during the third quarter of 2001, resulting in a financial statement gain of $3.9 million being reflected in the third quarter 2001 financial results. The remaining amounts will be paid in 2003.

4. PROPERTY AND EQUIPMENT

     At December 31, 2001 and 2002, property and equipment consisted of the following:

                                                             AS OF DECEMBER 31,
                                                       ----------------------------
                                                           2001            2002
                                                       ------------    ------------
                                                               (IN THOUSANDS)
Proved oil and natural gas properties                  $    104,005    $    133,032
Unproved oil and natural gas properties                      44,416          42,020
Other equipment                                                 609             685
                                                       ------------    ------------
     Total property and equipment                           149,030         175,737
Accumulated depreciation, depletion and amortization        (44,898)        (55,211)
                                                       ------------    ------------
Property and equipment, net                            $    104,132    $    120,526
                                                       ============    ============


     Oil and natural gas properties not subject to amortization consist of the cost of unevaluated leaseholds, seismic costs associated with specific unevaluated properties, exploratory wells in progress, and secondary recovery projects before the assignment of proved reserves. These unproved costs are reviewed periodically by management for impairment, with the impairment provision included in the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include drilling results by the Company and other operators, the terms of oil and natural gas leases not held by production, production response to secondary recovery activities and available funds for exploration and development. Of the $42.0 million of unproved property costs at December 31, 2002 being excluded from the amortizable base, $2.7 million, $11.7 million and $6.3 million were incurred in 2000, 2001 and 2002, respectively and $21.3 million was incurred in prior years. These costs are primarily seismic and lease acquisition costs. The Company expects it will complete its evaluation of the properties representing the majority of these costs within the next two to five years.

5. INCOME TAXES

     All of the Company's income is derived from domestic activities. Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35% to pretax income as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                        -------------------------------------------
                                                            2000            2001           2002
                                                        ------------    ------------   ------------
                                                                         (IN THOUSANDS)
Provision at the statutory tax rate                     $      4,546    $      5,204   $      2,660
Decrease in valuation allowance pertaining to
    expected net operating loss utilization                   (3,644)             --             --
Other                                                            102             132            149
                                                        ------------    ------------   ------------
Income tax provision                                    $      1,004    $      5,336   $      2,809
                                                        ============    ============   ============


     Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. At December 31, 2001 and 2002, the tax effects of these temporary differences resulted principally from the following:

                                                AS OF DECEMBER 31,
                                           ----------------------------
                                               2001            2002
                                           ------------    ------------
                                                  (IN THOUSANDS)
Deferred income tax asset:
   Net operating loss carryforward         $      1,797    $      2,462
   Hedge valuation                                   --             209
                                           ------------    ------------

                                                  1,797           2,671
                                           ------------    ------------

Deferred income tax liabilities:
   Oil and gas acquisition, exploration
     and development costs deducted for
     tax purposes in excess of financial
     statement DD&A                               4,084           6,309
   Capitalized interest                           2,734           3,819
                                           ------------    ------------
                                                  6,818          10,128
                                           ------------    ------------

     Net deferred income tax liability     $      5,021    $      7,457
                                           ============    ============



     The December 31, 2001 deferred income tax asset relating to the net operating loss carry forward and the deferred income tax liability relating to oil and natural gas acquisition, exploration and development costs deducted for tax purposes in excess of financial statement DD&A have been revised to reflect the 2001 results of operations as a reduction of the deferred income tax asset relating to the net operating loss carry forward. This revision adjustment resulted in a $1.4 million decrease in the deferred income tax asset relating to net operating loss carry forward and a corresponding decrease to the deferred income tax liability relating to oil and natural gas acquisition, exploration and development costs deducted for tax purposes in excess of financial statement DD&A. The net effect of these revisions resulted in no change to the net deferred income tax liability as reflected on the December 31, 2001 balance sheet.

     The net deferred income tax liability is classified as follows:

                                                AS OF DECEMBER 31,
                                           ----------------------------
                                               2001            2002
                                           ------------    ------------
                                                  (IN THOUSANDS)
Other current assets                       $         --    $        209
Deferred income taxes                             5,021           7,666
                                           ------------    ------------

Net deferred income tax liability          $      5,021    $      7,457
                                           ============    ============


     Realization of the net deferred tax asset is dependent on the Company's ability to generate taxable earnings in the future. The Company believes it will generate taxable income in the NOL carryforward period. As such management believes that it is more likely than not that its deferred tax assets will be fully realized. The Company has net operating loss carryforwards totaling approximately $7.0 million, which begin expiring in 2012.

6. LONG-TERM DEBT

     At December 31, 2001 and 2002, long-term debt consisted of the following:

                                                  AS OF DECEMBER 31,
                                             ----------------------------
                                                 2001            2002
                                             ------------    ------------
                                                    (IN THOUSANDS)
Compass Facility                             $      7,166    $         --
Hibernia Facility                                      --           8,500
Senior subordinated notes, related parties         24,039          25,478
Capital lease obligations                             233             267
Non-recourse note payable to RMG                    6,750           5,250
                                             ------------    ------------

                                                   38,188          39,495
              Less:  current maturities            (2,107)         (1,609)
                                             ------------    ------------

                                             $     36,081    $     37,886
                                             ============    ============


     On May 24, 2002, the Company entered into a credit agreement with Hibernia National Bank (the "Hibernia Facility") which matures on January 31, 2005, and repaid its existing facility with Compass Bank (the "Compass Facility"). The Hibernia Facility provides a revolving line of credit of up to $30.0 million. It is secured by substantially all of the Company's assets and is guaranteed by the Company's subsidiary.

     The borrowing base will be determined by Hibernia National Bank at least semi-annually on each October 31 and April 30. The initial borrowing base was $12.0 million, and the borrowing base as of October 31, 2002 was $13.0 million. Each party to the credit agreement can request one unscheduled borrowing base determination subsequent to each scheduled determination. The borrowing base will at all times equal the borrowing base most recently determined by Hibernia National Bank, less quarterly borrowing base reductions required subsequent to such determination. Hibernia National Bank will reset the borrowing base amount at each scheduled and each unscheduled borrowing base determination date. The initial quarterly borrowing base reduction, which commenced on June 30, 2002, was $1.3 million. The quarterly borrowing base reduction effective January 31, 2003 is $1.8 million.

     On December 12, 2002, the Company entered into an Amended and Restated Credit Agreement with Hibernia National Bank that provided additional availability under the Hibernia Facility in the amount of $2.5 million which is structured as an additional "Facility B" under the Hibernia Facility. As such, the total borrowing base under the Hibernia Facility as of December 31, 2002 was $15.5 million, of which $8.5 million is currently drawn. The Facility B bears interest at LIBOR plus 3.375%, is secured by certain leases and working interests in oil and natural gas wells and matures on April 30, 2003.

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

     The Company is subject to certain covenants under the terms of the Hibernia Facility, including, but not limited to the maintenance of the following financial covenants: (i) a minimum current ratio of 1.0 to 1.0 (including availability under the borrowing base), (ii) a minimum quarterly debt services coverage of 1.25 times, and (iii) a minimum shareholders equity equal to $56.0 million, plus 100% of all subsequent common and preferred equity contributed by shareholders, plus 50% of all positive earning occurring subsequent to such quarter end, all ratios as more particularly discussed in the credit facility. The Hibernia Facility also places restrictions on additional indebtedness, dividends to non-preferred stockholders, liens, investments, mergers, acquisitions, asset dispositions, asset pledges and mortgages, change of control, repurchase or redemption for cash of the Company's common or preferred stock, speculative commodity transactions, and other matters.

     At December 31, 2001, amounts outstanding under the Compass Facility totaled $7.2 million, with an additional $0.6 million available for future borrowings. At December 31, 2002, amounts outstanding under the Hibernia Facility totaled $8.5 million, with an additional $4.3 million available for future borrowings. No amounts under the Compass Facility were outstanding at December 31, 2002. At December 31, 2001, one letter of credit was issued and outstanding under the Compass Facility in the amount of $0.2 million. At December 31, 2002, one letter of credit was issued and outstanding under the Hibernia Facility in the amount of $0.2 million.

     On June 29, 2001, CCBM, Inc., a wholly owned subsidiary of the Company ("CCBM"), issued a non-recourse promissory note payable in the amount of $7.5 million to RMG as consideration for certain interests in oil and natural gas leases held by RMG in Wyoming and Montana. The RMG note is payable in 41-monthly principal payments of $0.1 million plus interest at 8% per annum commencing July 31, 2001 with the balance due December 31, 2004. The RMG note is secured solely by CCBM's interests in the oil and natural gas leases in Wyoming and Montana. At December 31, 2001 and 2002, the outstanding principal balance of this note was $6.8 million and $5.3 million, respectively.

     In December 2001, the Company entered into a capital lease agreement secured by certain production equipment in the amount of $0.2 million. The lease is payable in one payment of $11,323 and 35 monthly payments of $7,549 including interest at 8.6% per annum. In October 2002, the Company entered a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $3,462 including interest at 6.4% per annum. The Company has the option to acquire the equipment at the conclusion of the lease for $1, under both leases. DD&A on the capital leases for the year ended December 31, 2002 amounted to $28,000 and accumulated DD&A on the leased equipment at December 31, 2002 amounted to $28,000.

     In December 1999, the Company consummated the sale of $22.0 million principal amount of 9% Senior Subordinated Notes due 2007 (the "Subordinated Notes") and $8.0 million of common stock and Warrants. The Company sold $17.6 million, $2.2 million, $0.8 million, $0.8 million and $0.8 million principal amount of Subordinated Notes; 2,909,092, 363,636, 121,212, 121,212 and 121,212
shares of the Company's common stock and 2,208,152, 276,019, 92,006, 92,006 and 92,006 Warrants to CB Capital Investors, L.P. (now known as JPMorgan Partners,
LLC), Mellon Ventures, L.P., Paul B. Loyd, Jr., Steven A. Webster and Douglas A.P. Hamilton, respectively. The Subordinated Notes were sold at a discount of $0.7 million, which is being amortized over the life of the notes. Interest payments are due quarterly commencing on March 31, 2000. The Company may elect, for a period of up to five years, to increase the amount of the Subordinated Notes for 60% of the interest which would otherwise be payable in cash. As of December 31, 2001 and 2002, the outstanding balance of the Subordinated Notes had been increased by $2.6 million and $3.9 million, respectively, for such interest paid in kind.

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

     Estimated maturities of long-term debt are $1.6 million in 2003, $3.9 million in 2004, $8.5 million in 2005 and the remainder in 2007. At December 31, 2002, the Company believes it was in compliance with all of its debt covenants.

7. SEISMIC OBLIGATION PAYABLE

     In 2002 the Company acquired (or obtained the right to acquire) certain seismic data in its core areas in the Texas and Louisiana Gulf Coast regions. Under the terms of the acquisition agreements, the Company is required to make monthly payments of $0.1 million through March 2004 and additional payments totalling $0.8 million are due in April 2004.

8. CONVERTIBLE PARTICIPATING PREFERRED STOCK:

     In February 2002, the Company consummated the sale of 60,000 shares of Convertible Participating Series B Preferred Stock (the "Series B Preferred Stock") and Warrants to purchase Carrizo 252,632 shares of common stock for an aggregate purchase price of $6.0 million. The Company sold 40,000 and 20,000 shares of Series B Preferred Stock and 168,422 and 84,210 Warrants to Mellon Ventures, Inc. and Steven A. Webster, respectively. The Series B Preferred Stock is convertible into common stock by the investors at a conversion price of $5.70 per share, subject to adjustments, and is initially convertible into 1,052,632 shares of common stock. Dividends on the Series B Preferred Stock will be payable in either cash at a rate of 8% per annum or, at the Company's option, by payment in kind of additional shares of the same series of preferred stock at a rate of 10% per annum. At December 31, 2002, the outstanding balance of the Series B Preferred Stock has been increased by $0.5 million (5,294 shares) for dividends paid in kind. The Series B Preferred Stock is redeemable at varying prices in whole or in part at the holders' option after three years or at the Company's option at any time. The Series B Preferred Stock will also participate in any dividends declared on the common stock. Holders of the Series B Preferred Stock will receive a liquidation preference upon the liquidation of, or certain mergers or sales of substantially all assets involving, the Company. Such holders will also have the option of receiving a change of control repayment price upon certain deemed change of control transactions. The warrants have a five-year term and entitle the holders to purchase up to 252,632 shares of Carrizo's common stock at a price of $5.94 per share, subject to adjustments, and are exercisable at any time after issuance. The warrants may be exercised on a cashless exercise basis.

     Net proceeds of this financing were approximately $5.8 million and were used primarily to fund the Company's ongoing exploration and development program and general corporate purposes.

9. COMMITMENTS AND CONTINGENCIES

     From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.

     The operations and financial position of the Company continue to be affected from time to time in varying degrees by domestic and foreign political developments as well as legislation and regulations pertaining to restrictions on oil and natural gas production, imports and exports, natural gas regulation, tax increases, environmental regulations and cancellation of contract rights. Both the likelihood and overall effect of such occurrences on the Company vary greatly and are not predictable.

     In July 2001, the Company was notified of a prior lease in favor of a predecessor of ExxonMobil purporting to be valid and covering the same property as the Company's Neblett lease in Starr County, Texas. The Neblett lease is part of a unit in N. La Copita Prospect in which the Company owns a non-operating interest. The operator of the lease, GMT, filed a petition for, and was granted, a temporary restraining order against ExxonMobil in the 229th Judicial Court in Starr County, Texas enjoining ExxonMobil from taking possession of the Neblett wells. Pending resolution of the underlying title issue, the temporary restraining order was extended voluntarily by agreement of the parties, conditioned on GMT paying the revenues into escrow and agreeing to provide ExxonMobil with certain discovery materials in this action. ExxonMobil has filed a counterclaim against GMT and all the non-operators, including the Company, to establish the validity of their lease, remove cloud on title, quiet title to the property, and for conversion, trespass and punitive damages. The Company, along with GMT and other partners, reached a final settlement with ExxonMobil on February 11, 2003. Under the terms of the settlement, the Company recovered the balance of its drilling costs (approximately $0.1 million) and certain other costs and retained no further interest in the property. No reserves with respect to these properties were included in the Company's reported proved reserves as of December 31, 2001 and 2002.

     During August 2001, the Company entered into an agreement whereby the lessor will provide to the Company up to $0.8 million in financing for production equipment utilizing capital leases. At December 31, 2002, two leases in the amount of $0.5 million had been executed under this facility.

     At December 31, 2002, the Company was obligated under a noncancelable operating lease for office space. Rent expense for the years ended December 31, 2000, 2001 and 2002 was $0.2 million. The Company is obligated for remaining lease payments of $0.2 million per year through December 31, 2004.

     CCBM has an obligation to fund $2.5 million of drilling costs on behalf of RMG. Through December 31, 2002, CCBM has satisfied $1.5 million of its drilling obligations on behalf of RMG.

10. SHAREHOLDERS' EQUITY

    The Company issued 9,016 and 113,306 shares of common stock valued at $28,000 and $0.5 million for the years ended December

31, 2001 and 2002, respectively. Of these shares, 106,472 were issued as partial consideration for the acquisition of interests in certain oil and natural gas properties during 2002.

     The following table summarizes information for the options outstanding at December 31, 2002:

                                          OPTIONS OUTSTANDING                OPTIONS EXERCISABLE
                               -----------------------------------------    ----------------------
                                               WEIGHTED
                                NUMBER OF       AVERAGE         WEIGHTED     NUMBER OF    WEIGHTED
                                 OPTIONS       REMAINING        AVERAGE       OPTIONS      AVERAGE
                               OUTSTANDING    CONTRACTUAL       EXERCISE    EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICES       AT 12/31/02   LIFE IN YEARS       PRICE      AT 12/31/02     PRICE
------------------------       -----------   -------------      --------    -----------   --------
$1.75-2.25                       718,870         7.04            $ 2.19       522,203      $ 2.17
$3.14-4.00                       341,120         5.34            $ 3.21       279,453      $ 3.56
$4.01-5.00                       420,500         8.88            $ 4.26       136,000      $ 4.24
$5.17-8.00                       149,833         6.88            $ 6.71       110,555      $ 6.72

     In June of 1997, the Company established the Incentive Plan of Carrizo Oil & Gas, Inc. (the 'Incentive Plan"). In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which requires the Company to record stock-based compensation at fair value. In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure". The Company has adopted the disclosure requirements of SFAS No. 148 and has elected to record employee compensation expense utilizing the intrinsic value method permitted under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees". The Company accounts for its employees' stock-based compensation plan under APB Opinion No. 25 and its related interpretations. Accordingly, any deferred compensation expense would be recorded for stock options based on the excess of the market value of the common stock on the date the options were granted over the aggregate exercise price of the options. This deferred compensation would be amortized over the vesting period of each option. Had compensation cost been determined consistent with SFAS No. 123 "Accounting for Stock Based Compensation" for all options, the Company's net income (loss) and earnings per share would have been as follows:

                                                     2000          2001          2002
                                                  ----------    ----------    ----------
                                                  (In thousands except per share amounts)
Net income as reported                            $   11,985    $    9,531    $    4,790

Less:  Total stock-based employee
  compensation expense determined under
  fair value method for all awards, net of
  related tax effects                                   (498)       (1,369)         (872)
                                                  ----------    ----------    ----------

Pro forma net income                              $   11,487    $    8,162    $    3,918
                                                  ==========    ==========    ==========

Net income per common share, as reported:
  Basic                                           $     0.85    $     0.68    $     0.30
  Diluted                                               0.74          0.57          0.26

Pro Forma net income per common share, as if
   value method had been applied to all awards:
  Basic                                           $     0.82    $     0.58    $     0.28
  Diluted                                               0.71          0.49          0.24

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2000, 2001 and 2002: risk free interest rate of 6.7%, 4.9% and 4.8%, respectively, expected dividend yield of 0%, expected life of 10 years and expected volatility of 70.8%, 80.7% and 77.7% respectively.

     The Company may grant options ("Incentive Plan Options") to purchase up to 1,850,000 shares under the Incentive Plan and has granted options on 1,566,000 shares through December 31, 2002. Through December 31, 2002, 56,797 stock options had been exercised. A summary of the status of the Company's stock options at December 31, 2000, 2001 and 2002 is presented in the table below:

                                                          2000
                                           -----------------------------------------
                                                          WEIGHTED
                                                          AVERAGE        RANGE OF
                                                          EXERCISE       EXERCISE
                                             SHARES        PRICES         PRICES
                                           ----------    ----------   --------------
Outstanding at beginning of year              827,120    $     6.01   $1.75 - $8.00
Granted (Incentive Plan Options)              425,000    $     3.85   $2.20 - $8.00
Exercised (Pre-IPO Options)                    (3,000)   $     3.60   $3.60
Exercised (Incentive Plan Options)            (40,697)   $     2.20   $2.00 - $6.00
Expired (Incentive Plan Options)               (2,000)   $     3.50   $3.50
                                            ---------    ----------
Outstanding at end of year                  1,206,423    $     5.20   $2.00 - $8.00
                                            =========    ==========
Exercisable at end of year                    316,388    $     3.79
                                            =========    ==========
Weighted average of fair value of
   options granted during the year          $    2.94
                                            =========

                                                           2001
                                           -----------------------------------------
                                                          WEIGHTED
                                                          AVERAGE        RANGE OF
                                                          EXERCISE       EXERCISE
                                             SHARES        PRICES         PRICES
                                           ----------    ----------   --------------
Outstanding at beginning of year            1,206,423    $     5.20   $1.75 - $8.00
Granted (Incentive Plan Options)              436,500    $     4.34   $4.01 - $7.40
Exercised (Pre-IPO Options)                    (3,000)   $     3.60   $3.60
Exercised (Incentive Plan Options)             (3,266)   $     2.13   $2.00 - $2.25
                                            ---------    ----------
Outstanding at end of year                  1,636,657    $     3.49   $1.75 - $8.00
                                            =========    ==========
Exercisable at end of year                    625,701    $     3.45
                                            =========    ==========
Weighted average of fair value of
   options granted during the year          $    3.57
                                            =========

                                                           2002
                                           -----------------------------------------
                                                          WEIGHTED
                                                          AVERAGE        RANGE OF
                                                          EXERCISE       EXERCISE
                                             SHARES        PRICES         PRICES
                                           ----------    ----------   --------------
Outstanding at beginning of year            1,636,657    $     3.49   $1.75 - $8.00
Granted (Incentive Plan Options)               54,500    $     4.31   $3.76 - $5.37
Exercised (Incentive Plan Options)             (6,834)   $     2.12   $2.00 - $2.25
Expired (Incentive Plan Options)              (54,000)   $     6.38   $1.75 - $8.00
                                            ---------    ----------
Outstanding at end of year                  1,630,323    $     3.35   $1.75 - $8.00
                                            =========    ==========
Exercisable at end of year                  1,048,212    $     3.28
                                            =========    ==========
Weighted average of fair value of
   options granted during the year         $     3.57
                                           ==========

     In March of 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB No. 25" ("the Interpretation") which was effective July 1, 2000 and clarifies the application of APB No. 25 for certain issues associated with the issuance or subsequent modifications of stock compensation. For certain modifications, including stock option repricings made subsequent to December 15, 1998, the Interpretation requires that variable plan accounting be applied to those modified awards prospectively from July 1, 2000. This requires that the change in the intrinsic value of the modified awards be recognized as compensation expense. On February 17, 2000, Carrizo repriced certain employee and director stock options covering 348,500 shares of stock with a weighted average exercise price of $9.13 to a new exercise price of $2.25 through the cancellation of existing options and issuance of new options at current market prices. Subsequent to the adoption of the Interpretation, the Company is required to record the effects of any changes in its stock price over the remaining vesting period through February 2010 on the corresponding intrinsic value of the repriced options in its results of operations as compensation expense until the repriced options either are exercised or expire. Stock option compensation expense (benefit) relating to the repriced options for the years ended December 31, 2001 and 2002 amounted to $(0.6 million) and $(0.1 million), respectively.

11. RELATED-PARTY TRANSACTIONS

     During the years ended December 31, 2001 and 2002, the Company incurred drilling costs in the amount of $6.3 million and $2.9 million, respectively, with Grey Wolf Drilling. Mr. Webster is the Chairman of the Board of Carrizo and a member of the Board of Directors of Grey Wolf Drilling. It is management's opinion that these transactions with Grey Wolf were performed at prevailing market rates.

     At December 31, 2002, the Company had outstanding related party accounts receivable, payable and advances for joint operations balances of $1.2 million, $1.2 million and $0.3 million, respectively.

     During the years ended December 31, 2001 and 2002, the Company participated in the drilling of two wells and one well, respectively, that were operated by a subsidiary of Brigham Exploration Company. During the year ended December 31, 2002, Brigham Exploration Company ("Brigham") participated in the drilling of two wells operated by the Company. Mr. Webster is a member of the Board of Directors of Brigham. Mr. Webster is also a managing director of a merchant banking affiliate of the beneficial owner of approximately 35% of the common stock of the parent company of Brigham Oil and Gas, LP. The terms of the operating agreements between the Company and Brigham are consistent with standard industry practices.

     During the year ended December 31, 2002, the Company sold a 2% working interest in certain leases in Matagorda County, TX to Mr. Webster. The terms of the sale were the same as other sales of working interests in the same leases to industry partners.

     See Notes 6 and 8 for a discussion of the Subordinated Notes and Series B Preferred Stock, respectively, with parties that include members of the Company's Board of Directors.

     In December 1999, the Company reduced the exercise price of certain warrants originally issued to affiliates of Enron Corp. in January 1998. There were 250,000 warrants that expire in January 2005 to purchase the Company's common stock at $4.00 per share outstanding as of December 31, 2001 and 2002.

12. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

     The Company's operations involve managing market risks related to changes in commodity prices. Derivative financial instruments, specifically swaps, futures, options and other contracts, are used to reduce and manage those risks. The Company addresses market risk by selecting instruments whose value fluctuations correlate strongly with the underlying commodity being hedged. The Company enters into swaps, options, collars and other derivative contracts to hedge the price risks associated with a portion of anticipated future oil and natural gas production. While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. Under these agreements, payments are received or made based on the differential between a fixed and a variable product price. These agreements are settled in cash at expiration or exchanged for physical delivery contracts. The Company enters into the majority of its hedging transactions with two counterparties and a netting agreement is in place with those counterparties. The Company does not obtain collateral to support the agreements but monitors the financial viability of counterparties and believes its credit risk is minimal on these transactions. In the event of nonperformance, the Company would be exposed to price risk. The Company has some risk of accounting loss since the price received for the product at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the hedging transaction.

     In November 2001, the Company had no-cost collars with an affiliate of Enron Corp., designated as hedges, covering 2,553,000 MMBtu of natural gas production from December 2001 through December 2002. The value of these derivatives at that time was $0.8 million. Because of Enron's financial condition, the Company concluded that the derivatives contracts were no longer effective and thus did not qualify for hedge accounting treatment. As required by SFAS No. 133, the value of these derivative instruments as of November 2001 $(0.8 million) was recorded in accumulated other comprehensive income and will be reclassified into earnings over the original term of the derivative instruments. An allowance for the related asset totalling $0.8 million, net of tax of $0.4 million, was charged to other expense. At December 31, 2001, $0.7 million, net of tax of $0.4 million, remained in accumulated other comprehensive income related to the deferred gains on these derivatives. The remaining balance in other comprehensive income was reported as oil and natural gas revenues in 2002 as the terms of the original derivative expired.

     As of December 31, 2002, $0.4 million, net of tax of $0.2 million, remained in accumulated other comprehensive income related to the valuation of the Company's hedging positions.

     Total oil purchased and sold under swaps and collars during 2000, 2001 and 2002 were 87,900 Bbls, 18,000 Bbls and 131,300 Bbls, respectively. Total natural gas purchased and sold under swaps and collars in 2000, 2001 and 2002 were 1,590,000 MMBtu and 3,087,000 MMBtu and 2,314,000 MMBtu, respectively. The net gains and (losses) realized by the Company under such hedging arrangements were $(1.5 million), $2.0 million and $(0.9 million) for 2000, 2001 and 2002, respectively, and are included in oil and natural gas revenues.

     At December 31, 2001 the Company had no derivative instruments outstanding designated as hedge positions. At December 31, 2002 the Company had the following outstanding hedge positions:

                                                   December 31, 2002
----------------------------------------------------------------------------------------------------------------
                                     Contract Volumes
                               ------------------------------
                                                                  Average        Average           Average
           Quarter                  BBls           MMbtu        Fixed Price    Floor Price      Ceiling Price
------------------------------ --------------- --------------  -------------- --------------- ------------------
First Quarter 2003                     27,000                        $ 24.85
First Quarter 2003                     36,000                                        $ 23.50             $26.50
First Quarter 2003                                   540,000                            3.40               5.25
Second Quarter 2003                    27,300                          24.85
Second Quarter 2003                    36,000                                          23.50              26.50
Second Quarter 2003                                  546,000                            3.40               5.25
Third Quarter 2003                                   552,000                            3.40               5.25
Fourth Quarter 2003                                  552,000                            3.40               5.25

13. SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

     The following disclosures provide unaudited information required by SFAS No. 69, "Disclosures About Oil and Gas Producing Activities".

COSTS INCURRED

     Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below:

                                                   YEAR ENDED DECEMBER 31,
                                           ------------------------------------------
                                               2000           2001           2002
                                           ------------   ------------   ------------
                                                         (IN THOUSANDS)
Property acquisition costs
   Unproved                                $      6,641   $     12,607   $      6,402
   Proved                                           337            800            660
Exploration cost                                  7,843         18,356   $     14,194
Development costs                                 1,361          3,065          2,351
                                           ------------   ------------   ------------
          Total costs incurred(1)          $     16,182   $     34,828   $     23,607
                                           ============   ============   ============

----------

(1) Excludes capitalized interest on unproved properties of $3.6 million, $3.2 million and $3.1 million for the years ended December 31, 2000, 2001 and 2002, respectively.

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

     Proved oil and natural gas reserve quantities at December 31, 2001 and 2002, and the related discounted future net cash flows before income taxes are based on estimates prepared by Ryder Scott Company and Fairchild & Wells, Inc., independent petroleum engineers. Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission.

     The Company's net ownership interests in estimated quantities of proved oil and natural gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below:

                                                            THOUSANDS OF BARRELS OF
                                                              OIL AND CONDENSATE
                                                                AT DECEMBER 31,
                                                 --------------------------------------------
                                                     2000            2001            2002
                                                 ------------    ------------    ------------
Proved developed and undeveloped reserves -
   Beginning of year                                    4,877           6,397           6,857
   Discoveries and extensions                              93             600             369
   Revisions                                            1,625              20           1,568
   Sales of oil and gas properties in place                --              --             (12)
   Production                                            (198)           (160)           (401)
                                                 ------------    ------------    ------------
                                                 ------------    ------------    ------------
End of year                                             6,397           6,857           8,381
                                                 ============    ============    ============
Proved developed reserves at beginning of year          1,070           1,017           1,158
                                                 ============    ============    ============
Proved developed reserves at end of year                1,017           1,158           1,393
                                                 ============    ============    ============


                                                              MILLIONS OF CUBIC FEET
                                                                  OF NATURAL GAS
                                                                  AT DECEMBER 31,
                                                  --------------------------------------------
                                                      2000            2001            2002
                                                  ------------    ------------    ------------
Proved developed and undeveloped reserves -
   Beginning of year                                    11,323          10,992          17,858
   Purchases of oil and gas properties in place             --              --             585
   Discoveries and extensions                            4,179          12,560           3,280
   Revisions                                             1,553          (1,262)         (3,726)
   Sales of oil and gas properties in place               (603)             --            (274)
   Production                                           (5,460)         (4,432)         (4,801)
                                                  ------------    ------------    ------------
End of year                                             10,992          17,858          12,922
                                                  ============    ============    ============
Proved developed reserves at beginning of year          10,680          10,351          13,754
                                                  ============    ============    ============
Proved developed reserves at end of year-               10,351          13,754          12,826
                                                  ============    ============    ============

STANDARDIZED MEASURE

    The standardized measure of discounted future net cash flows relating to the Company's ownership interests in proved oil and natural gas reserves as of year-end is shown below:

                                                                   YEAR ENDED DECEMBER 31,
                                                          ------------------------------------------
                                                              2000           2001           2002
                                                          ------------   ------------   ------------
                                                                        (IN THOUSANDS)
Future cash inflows                                       $    266,725   $    169,856   $    305,087
Future oil and natural gas operating expenses                  126,526         76,348        138,106
Future development costs                                        14,284         16,083         15,259
Future income tax expenses                                      25,242          5,822         32,133
                                                          ------------   ------------   ------------
Future net cash flows                                          100,673         71,603        119,589
10% annual discount for estimating timing of cash flows         30,567         27,026         54,292
                                                          ------------   ------------   ------------
Standard measure of discounted future net cash flows      $     70,106   $     44,577   $     65,297
                                                          ============   ============   ============


     Future cash flows are computed by applying year-end prices of oil and natural gas to year-end quantities of proved oil and natural gas reserves. Average prices used in computing year end 2000, 2001 and 2002 future cash flows were $24.85, $17.71 and $29.16 for oil, respectively and $10.34, $2.76 and $4.70 for natural gas, respectively. Future operating expenses and development costs are computed primarily by the Company's petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company's proved oil and natural gas reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions.

     Future income taxes are based on year-end statutory rates, adjusted for tax basis and availability of applicable tax assets. A discount factor of 10% was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost or fair market value of the Company's oil and natural gas properties. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

CHANGE IN STANDARDIZED MEASURE

     Changes in the standardized measure of future net cash flows relating to proved oil and natural gas reserves are summarized below:

                                                                YEAR ENDED DECEMBER 31,
                                                     --------------------------------------------
                                                         2000            2001            2002
                                                     ------------    ------------    ------------
                                                                    (IN THOUSANDS)
Changes due to current-year operations -
  Sales of oil and natural gas, net of oil
     and natural gas operating expenses              $    (21,893)   $    (23,622)   $    (23,377)
  Extensions and discoveries                               26,214          28,009          20,680
  Purchases of oil and gas properties                          --              --             888
Changes due to revisions in standardized variables
  Prices and operating expenses                            16,686         (38,472)         37,023
  Income taxes                                            (14,090)         13,367         (14,692)
  Estimated future development costs                       (1,122)         (1,070)            417
  Revision of quantities                                    2,921          (1,109)          8,910
  Sales of reserves in place                                 (254)             --            (191)
  Accretion of discount                                     4,736           8,768           4,820
  Production rates, timing and other                       14,178         (11,400)        (13,758)
                                                     ------------    ------------    ------------
Net change                                                 27,376         (25,529)         20,720
Beginning of year                                          42,730          70,106          44,577
                                                     ------------    ------------    ------------
End of year                                          $     70,106    $     44,577    $     65,297
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

                      SUPPLEMENTAL QUARTERLY FINANCIAL DATA
                                   (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

2002                                FIRST     SECOND      THIRD     FOURTH
                                  --------   --------   --------   --------
Revenues                          $  4,027   $  6,780   $  6,752   $  9,243
Costs and expenses, net              3,883      5,706      5,576      6,847
                                  --------   --------   --------   --------
Net income                             144      1,074      1,176      2,396
Dividends and accretion                 74        168        173        173
                                  --------   --------   --------   --------
Net income available to
   common shareholders            $     70   $    906   $  1,003   $  2,223
                                  ========   ========   ========   ========
Basic net income per share(1)     $   0.00   $   0.06   $   0.07   $   0.30
                                  ========   ========   ========   ========
Diluted net income per share(1)   $   0.00   $   0.06   $   0.06   $   0.26
                                  ========   ========   ========   ========


2001
Revenues                          $  8,727   $  7,092   $  6,162   $  4,245
Costs and expenses, net              5,263      4,792      2,616      4,023
                                  --------   --------   --------   --------
Net income                        $  3,464   $  2,300   $  3,546   $    222
                                  ========   ========   ========   ========
Basic net income per share(1)     $   0.25   $   0.16   $   0.25   $   0.02
                                  ========   ========   ========   ========
Diluted net income per share(1)   $   0.21   $   0.14   $   0.22   $   0.01
                                  ========   ========   ========   ========

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

Date: March 28, 2003.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          NAME                             CAPACITY                          DATE
--------------------------      -------------------------------         --------------

/s/ S. P. JOHNSON IV            President, Chief Executive              March 31, 2003
--------------------------      Officer and Director (Principal
S. P. Johnson IV                Executive Officer)

/s/ FRANK A. WOJTEK             Chief Financial Officer, Vice           March 31, 2003
--------------------------      President, Secretary, Treasurer
Frank A. Wojtek                 and Director (Principal
                                Financial Officer and Principal
                                Accounting Officer)

/s/ STEVEN A. WEBSTER           Chairman of the Board                   March 31, 2003
--------------------------
Steven A. Webster

/s/ CHRISTOPHER C. BEHRENS      Director                                March 31, 2003
--------------------------
Christopher C. Behrens

/s/ BRYAN R. MARTIN             Director                                March 31, 2003
--------------------------
Bryan R. Martin

/s/ DOUGLAS A. P. HAMILTON      Director                                March 31, 2003
--------------------------
Douglas A. P. Hamilton

/s/ PAUL B. LOYD, JR.           Director                                March 31, 2003
--------------------------
Paul B. Loyd, Jr.

/s/ F. Gardner Parker           Director                                March 31, 2003
--------------------------
F. Gardner Parker

                                 CERTIFICATIONS

                           PRINCIPAL EXECUTIVE OFFICER


I, S.P. Johnson, IV, certify that:

1.   I have reviewed this annual report on Form 10-K of Carrizo Oil & Gas, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date: March 31, 2003               /s/ S.P. JOHNSON, IV
                                        ----------------------------------------
                                        S.P. Johnson, IV,
                                        President and Chief Executive Officer

                           PRINCIPAL FINANCIAL OFFICER


I, Frank A. Wojtek, certify that:

1.   I have reviewed this annual report on Form 10-K of Carrizo Oil & Gas, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



     Date: March 31, 2003                /s/ FRANK A. WOJTEK
                                        ----------------------------------------
                                        Frank A. Wojtek
                                        Chief Financial Officer

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

   +4.1     -- Credit Agreement dated as of May 24, 2002 by and between Carrizo Oil & Gas, Inc., CCBM, Inc. and Hibernia
                 National Bank (Incorporated by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the
                 quarter ended June 30, 2002).

   +4.2     -- Revolving Note by and between Carrizo Oil & Gas, Inc. and Hibernia National Bank dated May 24, 2002
                 (Incorporated by reference to Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June
                 30, 2002).

   +4.3     -- Commercial Guarantee by and between CCBM, Inc. and Hibernia National Bank dated May 24, 2002 (Incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

   +4.4     -- Stock Pledge and Security Agreement by and between Carrizo Oil & Gas, Inc. and Hibernia National Bank dated May
                 24, 2002 (Incorporated by reference to Exhibit 4.4 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

   +4.5     -- First Amendment to Credit Agreement dated July 9, 2002 to the Credit Agreement by and between Carrizo Oil & Gas,
                 Inc. and Hibernia National Bank dated May 24, 2002 (Incorporated by reference to Exhibit 4.5 to the Company's
                 Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

    4.6     -- Amended and Restated Credit Agreement dated as of December 12, 2002 by and between Carrizo Oil & Gas, Inc.,
                 CCBM, Inc. and Hibernia National Bank.

   +4.7     -- Letter Agreement Regarding Participation in the Company's 2001 Seismic and Acreage Program, dated May 1, 2001
                 (Incorporated herein by reference to Exhibit 4.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

   +4.8     -- Amendment No. 1 to the Letter Agreement Regarding Participation in the Company's 2001 Seismic and Acreage
                 Program, dated June 1, 2001 (Incorporated herein by reference to Exhibit 4.2 to the Company's Quarterly Report on
                 Form 10-Q for the quarter ended June 30, 2001).

   +4.9     -- Promissory Note payable to Rocky Mountain Gas, Inc. by CCBM, Inc. (Incorporated herein by reference to Exhibit
                 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

  +10.1     -- Amended and Restated Incentive Plan of the Company effective as of February 17, 2000 (Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

  +10.2     -- Amendment No. 1 to the Amended and Restated Incentive Plan of the Company (Incorporated by reference to Exhibit
                 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

   10.3     -- Amendment to the Amended and Restated Incentive Plan of the Company.

  +10.4     -- Employment Agreement between the Company and S.P. Johnson IV (Incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (Registration No. 333-29187)).

  +10.5     -- Employment Agreement between the Company and Frank A. Wojtek (Incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (Registration No. 333-29187)).

  +10.6     -- Employment Agreement between the Company and Kendall A. Trahan (Incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (Registration No. 333-29187)).

  +10.7     -- Employment Agreement between the Company and Jeremy T. Greene (Incorporated by reference to Exhibit 10.1 to the
                 Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

  +10.8     -- Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31,
                 1998).

  +10.9     -- S Corporation Tax Allocation, Payment and Indemnification Agreement among the Company and Messrs. Loyd, Webster,
                 Johnson, Hamilton and Wojtek (Incorporated herein by reference to Exhibit 10.8 to the Company's Registration
                 Statement on Form S-1 (Registration No. 333-29187)).

  +10.10    -- S Corporation Tax Allocation, Payment and Indemnification Agreement among Carrizo Production, Inc. and Messrs.
                 Loyd, Webster, Johnson, Hamilton and Wojtek (Incorporated herein by reference to Exhibit 10.9 to the Company's
                 Registration Statement on Form S-1 (Registration No. 333-29187)).

  +10.11    -- Form of Amendment to Executive Officer Employment Agreement. (Incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated January 8, 1998).

  +10.12    -- Amended Enron Warrant Certificates (Incorporated herein by reference to Exhibit 4.1 to the Company's Current
                 Report on Form 8-K dated December 15, 1999).

  +10.13    -- Securities Purchase Agreement dated December 15, 1999 among the Company, CB Capital Investors, L.P., Mellon
                 Ventures, L.P., Paul B. Loyd Jr., Douglas A. P. Hamilton and Steven A. Webster (Incorporated herein by reference to
                 Exhibit 99.1 to the Company's Current Report on Form 8-K dated December 15, 1999).

  +10.14    -- Shareholders Agreement dated December 15, 1999 among the Company, CB Capital Investors, L.P., Mellon Ventures,
                 L.P., Paul B. Loyd Jr., Douglas A. P. Hamilton, Steven A. Webster, S.P. Johnson IV, Frank A. Wojtek and DAPHAM
                 Partnership, L.P. (Incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K
                 dated December 15, 1999).

  +10.15    -- Warrant Agreement dated December 15, 1999 among the Company, CB Capital Investors, L.P., Mellon Ventures, L.P.,
                 Paul B. Loyd Jr., Douglas A. P. Hamilton and Steven A. Webster (Incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated December 15, 1999).

  +10.16    -- Registration Rights Agreement dated December 15, 1999 among the Company, CB Capital Investors, L.P. and Mellon
                 Ventures, L.P. (Incorporated herein by reference to Exhibit 99.4 to the Company's Current Report on Form 8- K dated
                 December 15, 1999).

  +10.17    -- Amended and Restated Registration Rights Agreement dated December 15, 1999 among the Company, Paul B. Loyd Jr.,
                 Douglas A. P. Hamilton, Steven A. Webster, S.P. Johnson IV, Frank A. Wojtek and DAPHAM Partnership, L.P.
                 (Incorporated herein by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated December 15,
                 1999).

  +10.18    -- Compliance Sideletter dated December 15, 1999 among the Company, CB Capital Investors, L.P. and Mellon Ventures,
                 L.P. (Incorporated herein by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K dated December
                 15, 1999).

  +10.19    -- Form of Amendment to Executive Officer Employment Agreement (Incorporated herein by reference to Exhibit 99.7 to the Company's Current Report on Form 8-K dated December 15, 1999).

  +10.20    -- Form of Amendment to Director Indemnification Agreement (Incorporated herein by reference to Exhibit 99.8 to the
                 Company's Current Report on Form 8-K dated December 15, 1999).

  +10.21    -- Purchase and Sale Agreement by and between Rocky Mountain Gas, Inc. and CCBM, Inc., dated June 29, 2001
                 (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

  +10.22    -- Securities Purchase Agreement dated February 20, 2002 among the Company, Mellon Ventures, L.P. and Steven A.
                 Webster (Incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated
                 February 20, 2002).

  +10.23    -- Shareholders' Agreement dated February 20, 2002 among the Company, Mellon Ventures, L.P., Paul B. Loyd, Jr.,
                 Douglas A.P. Hamilton, Steven A. Webster, S.P. Johnson IV, Frank A. Wojtek and DAPHAM Partnership, L.P.
                 (Incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated February 20,
                 2002).

  +10.24    -- Warrant Agreement dated February 20, 2002 among the Company, Mellon Ventures, L.P. and Steven A. Webster
                 (including Warrant Certificate) (Incorporated herein by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K dated February 20, 2002).

  +10.25    -- Registration Rights Agreement dated February 20, 2002 among the Company, Mellon Ventures, L.P. and Steven A.
                 Webster (Incorporated herein by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated
                 February 20, 2002).

  +10.26    -- Compliance Sideletter dated February 20, 2002 between the Company and Mellon Ventures, L.P. (Incorporated herein by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K dated February 20, 2002).

  +10.27    -- Form of Amendment to Executive Officer Employment Agreement (Incorporated herein by reference to Exhibit 99.7 to the Company's Current Report on Form 8-K dated February 20, 2002).

 +10.28     -- Form of Amendment to Director Indemnification Agreement (Incorporated herein by reference to Exhibit 99.8 to the
                 Company's Current Report on Form 8-K dated February 20, 2002).

  21.1      -- Subsidiaries of the Company.

  23.1      -- Consent of Ernst & Young LLP

  23.2      -- Consent of Ryder Scott Company Petroleum Engineers.

  23.3      -- Consent of Fairchild & Wells, Inc.

  99.1      -- Summary of Reserve Report of Ryder Scott Company Petroleum Engineers as of December 31, 2002.

  99.2      -- Summary of Reserve Report of Fairchild & Wells, Inc. as of December 31, 2002.

  99.3      -- Summary of Reserve Report of Ryder Scott Company Petroleum Engineers for CCBM, Inc. as of December 31, 2002.

  99.4      -- Notice Regarding Consent of Arthur Andersen LLP.

----------

+    Incorporated by reference as indicated.