Form 10-Q
period 2003-03-31
CARRIZO OIL & GAS INC
filed 2003-05-13
CIK 1040593

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended MARCH 31, 2003
                                                 --------------


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

                            YES [X]         NO [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act).

                            YES [ ]         NO [X]


The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of May 1, 2003, the latest practicable date, was 14,200,716.

                             CARRIZO OIL & GAS, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003
                                      INDEX



                                                                                                            PAGE
PART I.  FINANCIAL INFORMATION
        Item 1.       Consolidated Balance Sheets
                      -  As of December 31, 2002 and March 31, 2003                                           2

                      Consolidated Statements of Operations
                      -  For the three-month periods ended March 31, 2003
                         and 2002                                                                             3

                      Consolidated Statements of Cash Flows
                      - For the three-month periods ended March 31, 2003
                        and 2002                                                                              4

                      Notes to Consolidated Financial Statements                                              5

        Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                    12

        Item 3A.      Quantitative and Qualitative Disclosure About
                      Market Risk                                                                            23

        Item 4.       Controls and Procedures                                                                24


PART II.  OTHER INFORMATION

        Items 1-6.                                                                                           25

SIGNATURES                                                                                                   26

                             CARRIZO OIL & GAS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                                             DECEMBER 31,        MARCH 31,
                                                                                                2002               2003
                                                                                             ------------      ------------
                                                                                                     (In thousands)
                                           ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                  $      4,743      $      7,184
  Accounts receivable, trade (net of allowance for doubtful accounts of
     $0.5 million at December 31, 2002 and March 31, 2003, respectively)                            8,207             7,751
  Advances to operators                                                                               501                59
  Deposits                                                                                             46                46
  Other current assets                                                                                605               981
                                                                                             ------------      ------------

        Total current assets                                                                       14,102            16,021

PROPERTY AND EQUIPMENT, net (full-cost method of
     accounting for oil and natural gas properties)                                               120,526           121,596
Deferred financing costs                                                                              760               717
                                                                                             ------------      ------------
                                                                                             $    135,388      $    138,334
                                                                                             ============      ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade                                                                    $      9,957      $      6,181
  Accrued liabilities                                                                               1,014             1,848
  Advances for joint operations                                                                     1,550             3,122
  Current maturities of long-term debt                                                              1,609             1,611
  Current maturities of seismic obligation payable                                                  1,414             1,412
                                                                                             ------------      ------------
          Total current liabilities                                                                15,544            14,174
LONG-TERM DEBT                                                                                     37,886            37,852
SEISMIC OBLIGATION PAYABLE                                                                          1,103               750
ASSET RETIREMENT OBLIGATION                                                                            --               608
DEFERRED INCOME TAXES                                                                               7,666             9,221
COMMITMENTS AND CONTINGENCIES (Note 5)
CONVERTIBLE PARTICIPATING PREFERRED STOCK (10,000,000 shares of preferred stock authorized, of which 150,000 are shares designated as convertible participating shares, with 65,294 convertible participating shares issued and outstanding at December 31, 2002 and March 31, 2003, respectively) (Note 6)
       Issued and outstanding                                                                       6,373             6,391
       Accrued dividends                                                                               --               163

SHAREHOLDERS' EQUITY:
  Warrants (3,262,821 outstanding at December 31, 2002 and March 31, 2003, respectively)              780               780
  Common stock, par value $.01 (40,000,000 shares authorized with 14,177,383 and
       14,200,716 issued and outstanding at December 31, 2002
       and March 31, 2003, respectively)                                                              142               142
  Additional paid in capital                                                                       63,224            63,271
  Retained earnings                                                                                 3,058             5,719
  Accumulated other comprehensive loss                                                               (388)             (737)
                                                                                             ------------      ------------
                                                                                                   66,816            69,175
                                                                                             ------------      ------------
                                                                                             $    135,388      $    138,334
                                                                                             ============      ============


        The accompanying notes are an integral part of these consolidated financial statements.

                             CARRIZO OIL & GAS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                        FOR THE THREE
                                                                        MONTHS ENDED
                                                                          MARCH 31,
                                                                 --------------------------
                                                                    2002            2003
                                                                 ----------      ----------
                                                                    (In thousands except
                                                                      per share amounts)
OIL AND NATURAL GAS REVENUES                                     $    4,027      $   10,663
COSTS AND EXPENSES:
   Oil and natural gas operating expenses
     (exclusive of depreciation shown separately below)               1,012           1,720
   Depreciation, depletion and amortization                           1,970           3,036
   General and administrative                                           916           1,383
   Accretion expense related to asset retirement obligations             --               8
   Stock option compensation                                            (42)            (10)
                                                                 ----------      ----------
Total costs and expenses                                              3,856           6,137
                                                                 ----------      ----------
OPERATING INCOME                                                        171           4,526
OTHER INCOME AND EXPENSES:
   Other income and expenses                                             93             100
   Interest income                                                       20              18
   Interest expense                                                    (216)           (198)
   Interest expense, related parties                                   (552)           (583)
   Capitalized interest                                                 768             776
                                                                 ----------      ----------
INCOME BEFORE INCOME TAXES                                              284           4,639
INCOME TAXES (Note 4)                                                   140           1,669
                                                                 ----------      ----------
NET INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                                       144           2,970
DIVIDENDS AND ACCRETION ON PREFERRED STOCK                               74             181
                                                                 ----------      ----------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS
   BEFORE CUMULATIVE EFFECT OF CHANGE IN
   ACCOUNTING PRINCIPLE                                                  70           2,789
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE, NET OF INCOME TAXES (Note 8)                               --             128
                                                                 ----------      ----------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                      $       70      $    2,661
                                                                 ==========      ==========

BASIC EARNINGS PER COMMON SHARE BEFORE CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                      $     0.00      $     0.20
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
      PRINCIPLE NET OF INCOME TAXES                                    0.00           (0.01)
                                                                 ----------      ----------
BASIC EARNINGS PER COMMON SHARE                                  $     0.00      $     0.19
                                                                 ==========      ==========
DILUTED EARNINGS PER COMMON SHARE BEFORE CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                      $     0.00      $     0.17
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
      PRINCIPLE NET OF INCOME TAXES                                    0.00           (0.01)
                                                                 ----------      ----------
DILUTED EARNINGS PER COMMON SHARE                                $     0.00      $     0.16
                                                                 ==========      ==========
PRO FORMA AMOUNTS ASSUMING ASSET
   RETIREMENTS OBLIGATION IS APPLIED RETROACTIVELY:
    BASIC EARNINGS PER COMMON SHARE                              $     0.00      $     0.20
                                                                 ==========      ==========
    DILUTED EARNINGS PER COMMON SHARE                            $     0.00      $     0.17
                                                                 ==========      ==========



        The accompanying notes are an integral part of these consolidated financial statements.

                             CARRIZO OIL & GAS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                         FOR THE THREE
                                                                                         MONTHS ENDED
                                                                                           MARCH 31,
                                                                                  --------------------------
                                                                                     2002            2003
                                                                                  ----------      ----------
                                                                                        (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income before cumulative effect of change
     in accounting principle                                                      $      144      $    2,970
   Adjustment to reconcile net income to net
     cash provided by operating activities-
     Depreciation, depletion and amortization                                          1,970           3,036
     Discount accretion                                                                   21              30
     Ineffective derivative instruments                                                 (232)             --
     Interest payable in kind                                                            331             350
     Stock option compensation (benefit)                                                 (42)            (10)
     Deferred income taxes                                                                99           1,624
   Changes in assets and liabilities-
     Accounts receivable                                                               2,550             456
     Other assets                                                                         (7)           (203)
     Accounts payable                                                                 (2,493)         (2,307)
     Other liabilities                                                                   163             307
                                                                                  ----------      ----------
       Net cash provided by operating activities                                       2,504           6,253
                                                                                  ----------      ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                               (5,808)         (4,001)
   Change in capital expenditure accrual                                                (123)         (1,469)
   Advances to operators                                                                (528)            442
   Advances for joint operations                                                       1,117           1,572
                                                                                  ----------      ----------
       Net cash used in investing activities                                          (5,342)         (3,456)
                                                                                  ----------      ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from the sale of common stock                                             --              47
   Net proceeds from the sale of preferred stock                                       5,785              --
   Net proceeds from the sale of warrants                                                 15              --
   Debt repayments                                                                      (933)           (403)
                                                                                  ----------      ----------
       Net cash provided by (used in) financing activities                             4,867            (356)
                                                                                  ----------      ----------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                              2,029           2,441
CASH AND CASH EQUIVALENTS, beginning of period                                         3,236           4,743
                                                                                  ----------      ----------
CASH AND CASH EQUIVALENTS, end of period                                          $    5,265      $    7,184
                                                                                  ==========      ==========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest (net of amounts capitalized)                            $       --      $        5
                                                                                  ==========      ==========
   Cash paid for income taxes                                                     $       --      $       --
                                                                                  ==========      ==========
   Common stock issued for oil and gas property (Note 7)                          $      325      $       --
                                                                                  ==========      ==========


        The accompanying notes are an integral part of these consolidated financial statements.

                             CARRIZO OIL & GAS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)


1. ACCOUNTING POLICIES:

The consolidated financial statements included herein have been prepared by Carrizo Oil & Gas, Inc. (the Company), and are unaudited, except for the balance sheet at December 31, 2002, which has been prepared from the audited financial statements at that date. The financial statements reflect the accounts of the Company and its subsidiary after elimination of all significant intercompany transactions and balances. The financial statements reflect necessary adjustments, all of which were of a recurring nature, and are in the opinion of management necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). The Company believes that the disclosures presented are adequate to allow the information presented not to be misleading. The financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

2. EARNINGS PER COMMON SHARE:

Supplemental earnings per share information is provided below:

                                                                         FOR THE THREE MONTHS ENDED MARCH 31,
                                                 -----------------------------------------------------------------------------
                                                                  (In thousands except share and per share amounts)
                                                          INCOME                     SHARES                PER-SHARE AMOUNT
                                                 ------------------------    -----------------------   -----------------------
                                                    2002          2003          2002         2003         2002         2003
                                                 ----------    ----------    ----------   ----------   ----------   ----------
Net income before cumulative effect of change
  in accounting principle net of income taxes    $      144    $    2,970
Less: Dividends and Accretion of Discount
  on Preferred Shares                                   (74)         (181)
                                                 ----------    ----------
Basic Earnings per Share
  Net income available to common shareholders            70         2,789    14,128,653   14,198,134   $     0.00   $     0.20
                                                                                                       ==========   ==========
Dilutive effect of Stock Options, Warrants and
  Preferred Stock conversions                            --           181     2,105,154    3,258,632
                                                 ----------    ----------    ----------   ----------
Diluted Earnings per Share
  Net income available to common shareholders
   plus assumed conversions                      $       70    $    2,970    16,233,807   17,456,766   $     0.00   $     0.17
                                                 ==========    ==========    ==========   ==========   ==========   ==========

                                                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                                 ----------------------------------------------------------------------------
                                                                (In thousands except share and per share amounts)
                                                         INCOME                     SHARES                PER-SHARE AMOUNT
                                                 -----------------------    -----------------------   -----------------------
                                                    2002         2003          2002         2003         2002         2003
                                                 ----------   ----------    ----------   ----------   ----------   ----------
Cumulative effect of change
  in accounting principle net of income taxes    $       --   $     (128)
Basic Earnings per Share
  Net loss available to common shareholders              --         (128)   14,128,653   14,198,134   $     0.00   $    (0.01)
                                                                                                      ==========   ==========
Dilutive effect of Stock Options, Warrants and
  Preferred Stock conversions                            --           --     2,105,154    3,258,632
                                                 ----------   ----------    ----------   ----------
Diluted Earnings per Share
  Net income available to common shareholders
   plus assumed conversions                      $       --   $     (128)   16,233,807   17,456,766   $     0.00   $    (0.01)
                                                 ==========   ==========    ==========   ==========   ==========   ==========

                                                                       FOR THE THREE MONTHS ENDED MARCH 31,
                                                 -----------------------------------------------------------------------------
                                                                (In thousands except share and per share amounts)
                                                          INCOME                       SHARES                PER-SHARE AMOUNT
                                                 ------------------------    -----------------------   -----------------------
                                                    2002          2003          2002         2003         2002         2003
                                                 ----------    ----------    ----------   ----------   ----------   ----------
Net income                                       $      144    $    2,842
Less: Dividends and Accretion of Discount
  on Preferred Shares                                   (74)         (181)
                                                 ----------    ----------
Basic Earnings per Share
  Net income available to common shareholders            70         2,661    14,128,653   14,198,134   $     0.00   $     0.19
                                                                                                       ==========   ==========
Dilutive effect of Stock Options, Warrants and
  Preferred Stock conversions                            --           181     2,105,154    3,258,632
                                                 ----------    ----------    ----------   ----------
Diluted Earnings per Share
  Net income available to common shareholders
   plus assumed conversions                      $       70    $    2,842    16,233,807   17,456,766   $     0.00   $     0.16
                                                 ==========    ==========    ==========   ==========   ==========   ==========

Basic earnings per common share is based on the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per common share is based on the weighted average number of common shares and all dilutive potential common shares outstanding during the periods. The Company had outstanding 189,833 and 149,833 stock options and 252,632 warrants during the three months ended March 31, 2002 and 2003, respectively, which were antidilutive and were not included in the calculation because the exercise price of these instruments exceeded the underlying market value of the options and warrants. At March 31, 2002 and 2003, the Company also had 1,052,632 and zero shares, respectively, based on the assumed conversion of the Series B Convertible Participating Preferred Stock, that were antidilutive and were not included in the calculation.

3. LONG-TERM DEBT:

At December 31, 2002 and March 31, 2003, long-term debt consisted of the following:

                                               DECEMBER 31,        MARCH 31,
                                                   2002              2003
                                               ------------      ------------
Borrowing base facility                        $      8,500      $      8,500
Senior subordinated notes, related parties           25,478            25,849
Capital lease obligations                               267               239
Non-recourse note payable to
   Rocky Mountain Gas, Inc.                           5,250             4,875
                                               ------------      ------------

                                                     39,495            39,463
Less: current maturities                             (1,609)           (1,611)
                                               ------------      ------------
                                               $     37,886      $     37,852
                                               ============      ============

On May 24, 2002, the Company entered into a credit agreement with Hibernia National Bank (the "Hibernia Facility") which matures on January 31, 2005, and repaid its existing facility with Compass Bank (the "Compass Facility"). The Hibernia Facility provides a revolving line of credit of up to $30.0 million. It is secured by the Mortgaged Properties, which include substantially all of the Company's producing oil and gas properties, and is guaranteed by the Company's subsidiary.

The borrowing base will be determined by Hibernia National Bank at least semi-annually on each October 31 and April 30. The initial borrowing base was $12.0 million, and the borrowing base as of October 31, 2002 was $13.0 million. Each party to the credit agreement can request one unscheduled borrowing base determination subsequent to each scheduled determination. The borrowing base will at all times equal the borrowing base most recently determined by Hibernia National Bank, less quarterly borrowing base reductions required subsequent to such determination. Hibernia National Bank will reset the borrowing base amount at each scheduled and each unscheduled borrowing base determination date. The initial quarterly borrowing base reduction, which commenced on June 30, 2002, was $1.3 million. The quarterly borrowing base reduction effective January 31, 2003 was $1.8 million.

On December 12, 2002, the Company entered into an Amended and Restated Credit Agreement with Hibernia National Bank that provided additional availability under the Hibernia Facility in the amount of $2.5 million which was structured as an additional "Facility B" under the Hibernia Facility. As such, the total borrowing base under the Hibernia Facility as of December 31, 2002 and March 31, 2003 was $15.5 million and $13.8 million, respectively, of which $8.5 million was outstanding on December 31, 2002 and March 31, 2003 and $6.5 million is currently drawn. The Facility B bore interest at LIBOR plus 3.375%, was secured by certain leases and working interests in oil and natural gas wells and matured on April 30, 2003.

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

At December 31, 2002 and March 31, 2003, amounts outstanding under the Hibernia Facility totaled $8.5 million with an additional $4.3 million and $2.5 million, respectively, under Facility A and $2.5 million under Facility B available for future borrowings. No amounts under the Compass Facility were outstanding at December 31, 2002. At December 31, 2002 and March 31, 2003, one letter of credit was issued and outstanding under the Hibernia Facility in the amount of $0.2 million.

On June 29, 2001, CCBM, Inc., a wholly owned subsidiary of the Company ("CCBM"), issued a non-recourse promissory note payable in the amount of $7.5 million to RMG as consideration for certain interests in oil and natural gas leases held by RMG in Wyoming and Montana. The RMG note is payable in 41-monthly principal payments of $0.1 million plus interest at 8% per annum commencing July 31, 2001 with the balance due December 31, 2004. The RMG note is secured solely by CCBM's interests in the oil and natural gas leases in Wyoming and Montana. At December 31, 2002 and March 31, 2003, the outstanding principal balance of this note was $5.3 million and $4.9 million, respectively.

In December 2001, the Company entered into a capital lease agreement secured by certain production equipment in the amount of $0.2 million. The lease is payable in one payment of $11,323 and 35 monthly payments of $7,549 including interest at 8.6% per annum. In October 2002, the Company entered a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $3,462 including interest at 6.4% per annum. The Company has the option to acquire the equipment at the conclusion of the lease for $1, under both leases. DD&A on the capital leases for the three months ended March 31, 2002 and 2003 amounted to $6,000 and $10,000, respectively, and accumulated DD&A on the leased equipment at December 31, 2002 and March 31, 2003 amounted to $28,000 and $38,000, respectively.

In December 1999, the Company consummated the sale of $22.0 million principal amount of 9% Senior Subordinated Notes due 2007 (the "Subordinated Notes") and $8.0 million of common stock and Warrants. The Company sold $17.6 million, $2.2 million, $0.8 million, $0.8 million and $0.8 million principal amount of Subordinated Notes; 2,909,092, 363,636, 121,212, 121,212 and 121,212 shares of the Company's common stock and 2,208,152, 276,019, 92,006, 92,006 and 92,006
Warrants to CB Capital Investors, L.P. (now known as JPMorgan Partners, LLC), Mellon Ventures, L.P., Paul B. Loyd, Jr., Steven A. Webster and Douglas A.P. Hamilton, respectively. The Subordinated Notes were sold at a discount of $0.7 million, which is being amortized over the life of the notes. Interest payments are due quarterly commencing on March 31, 2000. The Company may elect, for a period of up to five years, to increase the amount of the Subordinated Notes for 60% of the interest which would otherwise be payable in cash. As of December 31, 2002 and March 31, 2003, the outstanding balance of the Subordinated Notes had been increased by $3.9 million and $4.3 million, respectively, for such interest paid in kind.

The Company is subject to certain covenants under the terms of the Subordinated Notes securities purchase agreement, including but not limited to, (a) maintenance of a specified tangible net worth, (b) maintenance of a ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to quarterly Debt Service (as defined in the agreement) of not less than 1.00 to 1.00, and (c) a limitation of its capital expenditures to an amount equal to the Company's EBITDA for the immediately prior fiscal year (unless approved by the Company's Board of Directors and a JPMorgan Partners, LLC appointed director), as well as limits on the Company's ability to (i) incur indebtedness, (ii) incur or allow liens, (iii) engage in mergers, consolidation, sales of assets and acquisitions, (iv) declare dividends and effect certain distributions (including restrictions on distributions upon the Common Stock), (v) engage in transactions with affiliates and (vi) make certain repayments and prepayments, including any prepayment of the subordinated debt, indebtedness that is guaranteed or credit-enhanced by any affiliate of the Company, and prepayments that effect certain permanent reductions in revolving credit facilities. EBITDA was part of a negotiated covenant with the purchasers and is presented here as a disclosure of the Company's covenant obligations.

At December 31, 2002 and March 31, 2003, the Company believes it was in compliance with all of its debt covenants.

4. INCOME TAXES:

The Company provided deferred income taxes at the rate of 35%, which also approximates its statutory rate, that amounted to $0.1 million and $1.6 million for the three months ended March 31, 2002 and 2003, respectively.

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

During August 2001, the Company entered into an agreement whereby the lessor will provide to the Company up to $0.8 million in financing for production equipment utilizing capital leases. At December 31, 2002 and March 31, 2003, two leases in the amount of $0.5 million had been executed under this facility.

Pursuant to agreements entered into with RMG in June 2001, CCBM has an obligation to fund $2.5 million of drilling costs on behalf of RMG. Through March 31, 2003, CCBM had satisfied $1.7 million of the drilling obligation on behalf of RMG.

6. CONVERTIBLE PARTICIPATING PREFERRED STOCK:

In February 2002, the Company consummated the sale of 60,000 shares of Convertible Participating Series B Preferred Stock (the "Series B Preferred Stock") and Warrants to purchase Carrizo 252,632 shares of common stock for an aggregate purchase price of $6.0 million. The Company sold 40,000 and 20,000 shares of Series B Preferred Stock and 168,422 and 84,210 Warrants to Mellon Ventures, Inc. and Steven A. Webster, respectively. The Series B Preferred Stock is convertible into common stock by the investors at a conversion price of $5.70 per share, subject to adjustments, and is initially convertible into 1,052,632 shares of common stock. Dividends on the Series B Preferred Stock will be payable in either cash at a rate of 8% per annum or, at the Company's option, by payment in kind of additional shares of the same series of preferred stock at a rate of 10% per annum. At December 31, 2002 and March 31, 2003, the outstanding balance of the Series B Preferred Stock has been increased by $0.5 million (5,294 shares) for dividends paid in kind. The Series B Preferred Stock is redeemable at varying prices in whole or in part at the holders' option after three years or at the Company's option at any time. The Series B Preferred Stock will also participate in any dividends declared on the common stock. Holders of the Series B Preferred Stock will receive a liquidation preference upon the liquidation of, or certain mergers or sales of substantially all assets involving, the Company. Such holders will also have the option of receiving a change of control repayment price upon certain deemed change of control transactions. The warrants have a five-year term and entitle the holders to purchase up to 252,632 shares of Carrizo's common stock at a price of $5.94 per share, subject to adjustments, and are exercisable at any time after issuance. The warrants may be exercised on a cashless exercise basis.

Net proceeds of this financing were approximately $5.8 million and were used primarily to fund the Company's ongoing exploration and development program and general corporate purposes.

7. SHAREHOLDER'S EQUITY:

The Company issued 76,472 and 23,333 shares of common stock during the three months ended March 31, 2002 and March 31, 2003, respectively. The shares issued during the three months ended March 31, 2002 were partial consideration for the acquisition of an interest in certain oil and natural gas properties and the shares issued during the three months ended March 31, 2003 were the result of the exercise of options granted under the Company's Incentive Plan.

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

                                                       FOR THE THREE MONTHS ENDED
                                                               MARCH 31,
                                                       --------------------------
                                                          2002            2003
                                                       ----------      ----------
                                                          (In thousands except
                                                            per share amounts)
Net income available to common
  shareholders, as reported                            $       70      $    2,661

Less:  Total stock-based employee
  compensation expense determined under
  fair value method for all awards, net of
  related tax effects                                        (199)           (132)
                                                       ----------      ----------

Pro forma net income (loss) available
  to common shareholders                               $     (129)     $    2,529
                                                       ==========      ==========

Net income per common share, as reported:
  Basic                                                $     0.00      $     0.19
  Diluted                                                    0.00            0.16

ProForma net income (loss) per common share, as if
   value method had been applied to all awards:
  Basic                                                $    (0.01)     $     0.18
  Diluted                                                   (0.01)           0.16

Diluted earnings per share amounts for the three months ended March 31, 2002 and 2003 are based upon 16,233,807 and 16,311,251 shares, respectively, that include the dilutive effect of assumed stock option and warrant conversions of 2,105,154 and 2,113,117, respectively.

8. CHANGE IN ACCOUNTING PRINCIPLE:

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations". This Statement is effective for fiscal years beginning after June 15, 2002, and the Company adopted the Statement effective January 1, 2003. During the three months ended March 31, 2003, the Company recorded a cumulative effect of change in accounting principle of $0.1 million, $0.4 million as proved properties and $0.5 million as a liability for its plugging and abandonment expenses.

9. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY:

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

As of December 31, 2002 and March 31, 2003, $0.4 million and $0.7 million, net of tax of $0.2 million and $0.4 million, respectively, remained in accumulated other comprehensive income related to the valuation of the Company's hedging positions.

Total oil purchased and sold under swaps and collars during the three months ended March 31, 2002 and 2003 were zero Bbls and 63,000 Bbls, respectively. Total natural gas purchased and sold under swaps and collars in the three months ended March 31, 2002 and 2003 were zero MMBtu and 540,000 MMBtu, respectively. The net losses realized by the Company under such hedging arrangements were zero and $1.2 million for the three months ended March 31, 2002 and 2003, respectively, and are included in oil and natural gas revenues.

At December 31, 2002 and March 31, 2003 the Company had the following outstanding hedge positions:

                                           AS OF DECEMBER 31, 2002
-------------------------------------------------------------------------------------------------------------
                                CONTRACT VOLUMES
                        -------------------------------
                                                               AVERAGE           AVERAGE           AVERAGE
      QUARTER               BBls              MMbtu          FIXED PRICE       FLOOR PRICE      CEILING PRICE
-------------------     -------------     -------------     -------------     -------------     -------------
First Quarter 2003             27,000                       $       24.85
First Quarter 2003             36,000                                         $       23.50     $       26.50
First Quarter 2003                              540,000                                3.40              5.25
Second Quarter 2003            27,300                               24.85
Second Quarter 2003            36,000                                                 23.50             26.50
Second Quarter 2003                             546,000                                3.40              5.25
Third Quarter 2003                              552,000                                3.40              5.25
Fourth Quarter 2003                             552,000                                3.40              5.25

                                           AS OF MARCH 31, 2003
-------------------------------------------------------------------------------------------------------------
                               CONTRACT VOLUMES
                        -------------------------------
                                                               AVERAGE           AVERAGE           AVERAGE
      QUARTER               BBls              MMbtu          FIXED PRICE       FLOOR PRICE      CEILING PRICE
-------------------     -------------     -------------     -------------     -------------     -------------
Second Quarter 2003            27,300                       $       24.85
Second Quarter 2003            36,000                                         $       23.50     $       26.50
Second Quarter 2003                             273,000              4.70
Second Quarter 2003                             546,000                                3.40              5.25
Third Quarter 2003                              276,000              4.70
Third Quarter 2003                              552,000                                3.40              5.25
Fourth Quarter 2003                             552,000                                3.40              5.25

During April 2003, the Company entered into costless collar arrangements covering 642,000 MMBtu of natural gas for April 2004 through October 2004 production with a floor of $4.00 and a ceiling of $5.20.

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following is management's discussion and analysis of certain significant factors that have affected certain aspects of the Company's financial position and results of operations during the periods included in the accompanying unaudited financial statements. This discussion should be read in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the annual financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and the unaudited financial statements included elsewhere herein. Unless otherwise indicated by the context, references herein to "Carrizo" or "Company" mean Carrizo Oil & Gas, Inc., a Texas corporation that is the registrant.

GENERAL OVERVIEW

The Company began operations in September 1993 and initially focused on the acquisition of producing properties. As a result of the increasing availability of economic onshore 3-D seismic surveys, the Company began to obtain 3-D seismic data and options to lease substantial acreage in 1995 and began to drill its 3-D based prospects in 1996. The Company drilled 25 gross wells in 2002 and four gross wells through the three months ended March 31, 2003 in the Gulf Coast region. The Company has budgeted to drill up to 27 gross wells (10.7 net) in the Gulf Coast region in 2003; however, the actual number of wells drilled will vary depending upon various factors, including the availability and cost of drilling rigs, land and industry partner issues, Company cash flow, success of drilling programs, weather delays and other factors. If the Company drills the number of wells it has budgeted for 2003, depreciation, depletion and amortization, oil and gas operating expenses and production are expected to increase over levels incurred in 2002. The Company has typically retained the majority of its interests in shallow, normally pressured prospects and sold a portion of its interests in deeper, overpressured prospects.

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

During the second quarter of 2001, the Company formed CCBM, Inc. ("CCBM") as a wholly-owned subsidiary. CCBM was formed to acquire interests in certain oil and gas leases in Wyoming and Montana in areas prospective for coalbed methane and develop such interests. The Company also acquired a 1,940 gross acre coalbed methane property in Wyoming, the "Bobcat Project", for $0.7 million in cash and common stock in July 2002. CCBM plans to spend up to $5.0 million for drilling costs on these leases through December 2003, 50% of which would be spent pursuant to an obligation to fund $2.5 million of drilling costs on behalf of RMG, from whom the interests in the leases were acquired. Through March 31, 2003, CCBM has satisfied $1.7 million of its obligation on behalf of RMG. CCBM has drilled or acquired 75 gross wells (28.0 net) and incurred total drilling costs of $3.0 million through December 31, 2002 and drilled two gross wells (1.0 net) and incurred total drilling costs of $0.2 million during the three months ended March 31, 2003. These wells typically take up to 18 months to evaluate and determine whether or not they are successful. CCBM has budgeted to drill up to 50 gross (18 net) wells in 2003. The coalbed methane wells include 17 wells acquired as a result of the Bobcat acquisition.

Of the approximately 55,000 net mineral acres held by CCBM as of March 31, 2003, approximately 25,600 net mineral acres are located in the state of Montana. The issuance of new coalbed methane drilling permits in Montana had been temporarily halted pending a final Record of Decision for Montana's Environmental Impact Statement ("EIS") to be issued by the Federal Bureau of Land Management ("BLM"). As expected, a final Record of Decision ("Decision") favorable to coalbed methane development was issued on March 26, 2003. Based upon this favorable Decision, the Company anticipates that new drilling permits may be issued soon and new wells could again be drilled by coalbed methane industry participants in Montana. Opponents of coalbed methane drilling in Montana could continue their legal challenge, but the Company believes that the Decision will ultimately be upheld which would allow new coalbed methane development to commence in Montana as early as late 2003. RMG, CCBM's partner and project operator, holds approximately 114 grandfathered drilling permits in Montana for acreage in which CCBM also has an interest. Although the Company believes the Decision is an important milestone, there can be no assurance when, if ever, any new permits will be obtained or the timing thereof.

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

As of December 31, 2002 and March 31, 2003, $0.4 million and $0.7 million, net of tax of $0.2 million and $0.4 million, respectively, remained in accumulated other comprehensive income related to the valuation of the Company's hedging positions.

Total oil purchased and sold under swaps and collars during the three months ended March 31, 2002 and 2003 were zero Bbls and 63,000 Bbls, respectively. Total natural gas purchased and sold under swaps and collars in the three months ended March 31, 2002 and 2003 were zero MMBtu and 540,000 MMBtu, respectively. The net losses realized by the Company under such hedging arrangements were zero and $1.2 million for the three months ended March 31, 2002 and 2003, respectively, and are included in oil and natural gas revenues.

At December 31, 2002 and March 31, 2003 the Company had the following outstanding hedge positions:

                                              AS OF DECEMBER 31, 2002
-------------------------------------------------------------------------------------------------------------
                                CONTRACT VOLUMES
                        -------------------------------
                                                               AVERAGE           AVERAGE           AVERAGE
      QUARTER               BBls              MMbtu          FIXED PRICE       FLOOR PRICE      CEILING PRICE
-------------------     -------------     -------------     -------------     -------------     -------------
First Quarter 2003             27,000                       $       24.85
First Quarter 2003             36,000                                         $       23.50     $       26.50
First Quarter 2003                              540,000                                3.40              5.25
Second Quarter 2003            27,300                               24.85
Second Quarter 2003            36,000                                                 23.50             26.50
Second Quarter 2003                             546,000                                3.40              5.25
Third Quarter 2003                              552,000                                3.40              5.25
Fourth Quarter 2003                             552,000                                3.40              5.25

                                              AS OF MARCH 31, 2003
-------------------------------------------------------------------------------------------------------------
                                CONTRACT VOLUMES
                        -------------------------------
                                                               AVERAGE           AVERAGE           AVERAGE
      QUARTER               BBls              MMbtu          FIXED PRICE       FLOOR PRICE      CEILING PRICE
-------------------     -------------     -------------     -------------     -------------     -------------
Second Quarter 2003            27,300                       $       24.85
Second Quarter 2003            36,000                                         $       23.50     $       26.50
Second Quarter 2003                             273,000              4.70
Second Quarter 2003                             546,000                                3.40              5.25
Third Quarter 2003                              276,000              4.70
Third Quarter 2003                              552,000                                3.40              5.25
Fourth Quarter 2003                             552,000                                3.40              5.25

During April 2003, the Company entered into costless collar arrangements covering 642,000 MMBtu of natural gas for April 2004 through October 2004 production with a floor of $4.00 and a ceiling of $5.20.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003,
Compared to the Three Months Ended March 31, 2002

Oil and natural gas revenues for the three months ended March 31, 2003 increased 165% to $10.7 million from $4.0 million for the same period in 2002. Production volumes for natural gas during the three months ended March 31, 2003 were unchanged at 1.1 Bcf. Average natural gas prices increased 121% to $5.91 per Mcf in the first quarter of 2003 from $2.67 per Mcf in the same period in 2002. Production volumes for oil in the first quarter of 2003 increased 161% to 139 Bbls from 53 Bbls for the same period in 2002. Average oil prices increased 45% to $29.74 per barrel in the first quarter of 2003 from $20.50 per barrel in the same period in 2002. The increase in oil production was due primarily to the commencement of production at the Burkhart #1R, Pauline Huebner A-382 #1, Matthes Huebner #1 and Delta Farms #1 wells offset by the natural decline in production from other wells. The natural gas production was unchanged primarily due to the commencement of production at the Burkhart #1R, Pauline Huebner A-382 #1, Matthes Huebner #1 and Delta Farms #1 wells offset by the natural decline in production at the Riverdale #2 and other wells. Oil and natural gas revenues include the impact of hedging activities as discussed above under "General Overview".

The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the three months ended March 31, 2002 and 2003:

                                                                             2003 Period
                                                                       Compared to 2002 Period
                                                March 31,             -------------------------
                                        -------------------------      Increase      % Increase
                                           2002           2003        (Decrease)     (Decrease)
                                        ----------     ----------     ----------     ----------
Production volumes -
   Oil and condensate (MBbls)                   53            139             86            161%
   Natural gas (MMcf)                        1,099          1,104              5              -%
Average sales prices - (1)
   Oil and condensate (per Bbls)        $    20.50     $    29.74     $     9.24             45%
   Natural gas (per Mcf)                      2.67           5.91           3.24            121%
Operating revenues  (In thousands)-
   Oil and condensate                   $    1,091     $    4,136     $    3,045            279%
   Natural gas                               2,936          6,527          3,591            122%
                                        ----------     ----------     ----------
Total                                   $    4,027     $   10,663     $    6,636            165%
                                        ==========     ==========     ==========

----------

(1) Includes impact of hedging activities.

Oil and natural gas operating expenses for the three months ended March 31, 2003 increased 70% to $1.7 million from $1.0 million for the same period in 2002 primarily due to higher severance taxes and other operating costs associated with the addition of new production. Operating expenses per equivalent unit increased 24% to $0.89 per Mcfe in the first quarter of 2003 from $0.71 per Mcfe in the same period in 2002 primarily as a result of higher severance taxes.

Depreciation, depletion and amortization (DD&A) expense for the three months ended March 31, 2003 increased 54% to $3.0 million from $2.0 million for the same period in 2002. This increase was due to increased production and additional seismic and drilling costs. General and administrative expense for the three months ended March 31, 2003 increased 51% to $1.4 million from $0.9 million for the same period in 2002 primarily as a result of the addition of contract staff to handle increased drilling and production activities, higher compensation costs and higher insurance.

Income taxes increased to $1.7 million for the three months ended March 31, 2003 from $0.1 million for the same period in 2002 as a result of higher taxable income based on the factors described above.

Interest income for the three months ended March 31, 2003 decreased to $18,000 from $20,000 in the first quarter of 2002 primarily as a result of lower interest rates during the first quarter of 2003. Capitalized interest was $0.8 million in the first quarter of 2003 and 2002.

The Company adopted Financial Accounting Standards Board's Statement of Financial Standards No. 143 "Accounting for Asset Retirement Obligations" effective January 1, 2003 and recorded a cumulative effect of change in accounting principle of $0.1 million in the three months ended March 31, 2003.

Income before income taxes for the three months ended March 31, 2003 increased to $4.6 million from $0.3 million in the same period in 2002. Net income for the three months ended March 31, 2003 increased to $2.8 million from $0.1 million for the same period in 2002 primarily as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company has made and is expected to make oil and gas capital expenditures in excess of its net cash flows provided by operating activities in order to complete the exploration and development of its existing properties. The Company will require additional sources of financing to fund drilling expenditures on properties currently owned by the Company and to fund leasehold costs and geological and geophysical costs on its exploration projects.

While the Company believes that the current cash balances and anticipated 2003 cash provided by operating activities will provide sufficient capital to carry out the Company's 2003 exploration plans, management of the Company continues to seek financing for its capital program from a variety of sources. No assurance can be given that the Company will be able to obtain additional financing on terms that would be acceptable to the Company. The Company's inability to obtain additional financing could have a material adverse effect on the Company. Without raising additional capital, the Company anticipates that it may be required to limit or defer its planned oil and gas exploration and development program, which could adversely affect the recoverability and ultimate value of the Company's oil and gas properties.

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

Cash flows provided by operating activities were $2.5 million and $6.3 million for the three months ended March 31, 2002 and 2003, respectively. The increase in cash flows provided by operating activities in 2003 as compared to 2002 was due primarily to additional revenue as a result of higher oil and natural gas prices and higher oil and condensate production offset by the increase of working capital during the first quarter of 2003.

The Company has budgeted capital expenditures for the year ended December 31, 2003 of approximately $27.2 million of which $6.9 million is expected to be used to fund 3-D seismic surveys and land acquisitions and $20.3 million of which is expected to be used for drilling activities in the Company's project areas. The Company has budgeted to drill up to approximately 27 gross wells (10.7 net) in the Gulf Coast region and up to 50 gross (18 net) CCBM coalbed methane wells in 2003. The actual number of wells drilled and capital expended is dependent upon available financing, cash flow, availability and cost of drilling rigs, land and partner issues and other factors.

The Company has continued to reinvest a substantial portion of its cash flows into increasing its 3-D supported drilling prospect portfolio, improving its 3-D seismic interpretation technology and funding its drilling program. Oil and gas capital expenditures were $4.0 million for the three months ended March 31, 2003, which included $1.1 million of capitalized interest and general and administrative costs. The Company's drilling efforts in the Gulf Coast region resulted in the successful completion of 17 gross wells (6.0 net) during the year ended December 31, 2002 and two gross wells (0.1 net) during the three months ended March 31, 2003. Of the 77 gross wells (29 net) drilled or acquired by CCBM through March 31, 2003, 24 gross wells (8 net) are currently producing and 53 gross wells (21 net) are awaiting evaluation before a determination can be made as to their success.

CCBM plans to spend up to $5.0 million for drilling costs during the period from June 2001 through December 2003, 50% of which would be spent pursuant to an obligation to fund $2.5 million of drilling costs on behalf of RMG. Through March 31, 2003, CCBM has satisfied $1.7 million of its drilling obligations on behalf of RMG.

FINANCING ARRANGEMENTS

On May 24, 2002, the Company entered into a credit agreement with Hibernia National Bank (the "Hibernia Facility") which matures on January 31, 2005, and repaid its existing facility with Compass Bank (the "Compass Facility"). The Hibernia Facility provides a revolving line of credit of up to $30.0 million. It is secured by the Mortgaged Properties, which include substantially all of the Company's producing oil and gas properties, and is guaranteed by the Company's subsidiary.

The borrowing base will be determined by Hibernia National Bank at least semi-annually on October 31 and April 30. The initial borrowing base was $12.0 million, and the borrowing base as of October 31, 2002 was $13.0 million. Each party to the credit agreement can request one unscheduled borrowing base determination subsequent to each scheduled determination. The borrowing base will at all times equal the borrowing base most recently determined by Hibernia National Bank, less quarterly borrowing base reductions required subsequent to such determination. Hibernia National Bank will reset the borrowing base amount at each scheduled and each unscheduled borrowing base determination date. The initial quarterly borrowing base reduction, which commenced on June 30, 2002, was $1.3 million. The quarterly borrowing base reduction effective January 31, 2003 was $1.8 million.

On December 12, 2002, the Company entered into an Amended and Restated Credit Agreement with Hibernia National Bank that provided additional availability under the Hibernia Facility in the amount of $2.5 million which was structured as an additional "Facility B" under the Hibernia Facility. As such, the total borrowing base under the Hibernia Facility as of December 31, 2002 and March 31, 2003 was $15.5 million and $13.8 million, respectively, of which $8.5 million was outstanding on December 31, 2002 and March 31, 2003 and $6.5 million is currently drawn. The Facility B bore interest at LIBOR plus 3.375%, was secured by certain leases and working interests in oil and natural gas wells and matured on April 30, 2003.

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

At December 31, 2002 and March 31, 2003, amounts outstanding under the Hibernia Facility totaled $8.5 million with an additional $4.3 million and $2.5 million, respectively, under Facility A and $2.5 million under Facility B available for future borrowings. No amounts under the Compass Facility were outstanding at December 31, 2002. At December 31, 2002 and March 31, 2003, one letter of credit was issued and outstanding under the Hibernia Facility in the amount of $0.2 million.

On June 29, 2001, CCBM, Inc., a wholly owned subsidiary of the Company ("CCBM"), issued a non-recourse promissory note payable in the amount of $7.5 million to RMG as consideration for certain interests in oil and natural gas leases held by RMG in Wyoming and Montana. The RMG note is payable in 41-monthly principal payments of $0.1 million plus interest at 8% per annum commencing July 31, 2001 with the balance due December 31, 2004. The RMG note is secured solely by CCBM's interests in the oil and natural gas leases in Wyoming and Montana. At December 31, 2002 and March 31, 2003, the outstanding principal balance of this note was $5.3 million and $4.9 million, respectively.

In December 2001, the Company entered into a capital lease agreement secured by certain production equipment in the amount of $0.2 million. The lease is payable in one payment of $11,323 and 35 monthly payments of $7,549 including interest at 8.6% per annum. In October 2002, the Company entered a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $3,462 including interest at 6.4% per annum. The Company has the option to acquire the equipment at the conclusion of the lease for $1, under both leases. DD&A on the capital leases for three months ended March 31, 2002 and 2003 amounted to $6,000 and $10,000, respectively, and accumulated DD&A on the leased equipment at December 31, 2002 and March 31, 2003 amounted to $28,000 and $38,000, respectively.

In December 1999, the Company consummated the sale of $22.0 million principal amount of 9% Senior Subordinated Notes due 2007 (the "Subordinated Notes") and $8.0 million of common stock and Warrants. The Company sold $17.6 million, $2.2 million, $0.8 million, $0.8 million and $0.8 million principal amount of Subordinated Notes; 2,909,092, 363,636, 121,212, 121,212 and 121,212 shares of the Company's common stock and 2,208,152, 276,019, 92,006, 92,006 and 92,006
Warrants to CB Capital Investors, L.P. (now known as JPMorgan Partners, LLC), Mellon Ventures, L.P., Paul B. Loyd, Jr., Steven A. Webster and Douglas A.P. Hamilton, respectively. The Subordinated Notes were sold at a discount of $0.7 million, which is being amortized over the life of the notes. Interest payments are due quarterly commencing on March 31, 2000. The Company may elect, for a period of up to five years, to increase the amount of the Subordinated Notes for 60% of the interest which would otherwise be payable in cash. As of December 31, 2002 and March 31, 2003, the outstanding balance of the Subordinated Notes had been increased by $3.9 million and $4.3 million, respectively, for such interest paid in kind.

The Company is subject to certain covenants under the terms of the Subordinated Notes securities purchase agreement, including but not limited to, (a) maintenance of a specified tangible net worth, (b) maintenance of a ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to quarterly Debt Service (as defined in the agreement) of not less than 1.00 to 1.00, and (c) a limitation of its capital expenditures to an amount equal to the Company's EBITDA for the immediately prior fiscal year (unless approved by the Company's Board of Directors and a JPMorgan Partners, LLC appointed director), as well as limits on the Company's ability to (i) incur indebtedness, (ii) incur or allow liens, (iii) engage in mergers, consolidation, sales of assets and acquisitions, (iv) declare dividends and effect certain distributions (including restrictions on distributions upon the Common Stock), (v) engage in transactions with affiliates and (vi) make certain repayments and prepayments, including any prepayment of the subordinated debt, indebtedness that is guaranteed or credit-enhanced by any affiliate of the Company, and prepayments that effect certain permanent reductions in revolving credit facilities. EBITDA was part of a negotiated covenant with the purchasers and is presented here as a disclosure of our covenant obligations.

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

Dividends on the Series B Preferred Stock will be payable in either cash at a rate of 8% per annum or, at the Company's option, by payment in kind of additional shares of the Series B Preferred Stock at a rate of 10% per annum. At December 31, 2002 and March 31, 2003 the outstanding balance of the Series B Preferred Stock had been increased by $0.5 million (5,294 shares) for dividends paid in kind. In addition to the foregoing, if the Company declares a cash dividend on the Common Stock of the Company, the holders of shares of Series B Preferred Stock are entitled to receive for each share of Series B Preferred Stock a cash dividend in the amount of the cash dividend that would be received by a holder of the Common Stock into which such share of Series B Preferred Stock is convertible on the record date for such cash dividend. Unless all accrued dividends on the Series B Preferred Stock shall have been paid and a sum sufficient for the payment thereof set apart, no distributions may be paid on any Junior Stock (which includes the Common Stock) (as defined in the Statement of Resolutions for the Series B Preferred Stock) and no redemption of any Junior Stock shall occur other than subject to certain exceptions.

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

The 2002 Warrants have a five-year term and entitle the holders to purchase up to 252,632 shares of Carrizo's Common Stock at a price of $5.94 per share, subject to adjustment, and are exercisable at any time after issuance. For accounting purposes, the 2002 Warrants were recorded at a value of $0.06 per 2002 Warrant.

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

CRITICAL ACCOUNTING POLICIES

The following summarizes several of our critical accounting policies:

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

Oil and Natural Gas Properties

Investments in oil and natural gas properties are accounted for using the full-cost method of accounting. All costs directly associated with the acquisition, exploration and development of oil and natural gas properties are capitalized. Such costs include lease acquisitions, seismic surveys, and drilling and completion equipment. The Company proportionally consolidates its interests in oil and natural gas properties. The Company capitalized compensation costs for employees working directly on exploration activities of $0.2 million and $0.3 million for the three months ended March 31, 2002 and 2003, respectively. Maintenance and repairs are expensed as incurred.

Oil and natural gas properties are amortized based on the unit-of-production method using estimates of proved reserve quantities. Investments in unproved properties are not amortized until proved reserves associated with the projects can be determined or until they are impaired. Unevaluated properties are evaluated periodically for impairment on a property-by-property basis. If the results of an assessment indicate that the properties are impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rate per thousand cubic feet equivalent
(Mcfe) for the three months ended March 31, 2002 and 2003 was $1.35 and $1.57 respectively.

Dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

The net capitalized costs of proved oil and natural gas properties are subject to a "ceiling test", which limits such costs to the estimated present value, discounted at a 10% interest rate, of future net revenues from proved reserves, based on current economic and operating conditions. If net capitalized costs exceed this limit, the excess is charged to operations through depreciation, depletion and amortization. No write-down of the Company's oil and natural gas assets was necessary for the three months ended March 31, 2002 or 2003. Based on oil and natural gas prices in effect on December 31, 2001, the unamortized cost of oil and natural gas properties exceeded the cost center ceiling. As permitted by full cost accounting rules, improvements in pricing subsequent to December 31, 2001 removed the necessity to record a write-down. Using prices in effect on December 31, 2001 the pretax write-down would have been approximately $0.7 million. Because of the volatility of oil and natural gas prices, no assurance can be given that the Company will not experience a write-down in future periods.

Depreciation of other property and equipment is provided using the straight-line method based on estimated useful lives ranging from five to 10 years.

Oil and Natural Gas Reserve Estimates

The process of estimating quantities of proved reserves is inherently uncertain, and the reserve data included in this document are estimates prepared by the Company. Reserve engineering is a subjective process of estimating underground accumulations of hydrocarbons that cannot be measured in an exact manner. The process relies on interpretation of available geologic, geophysical, engineering and production data. The extent, quality and reliability of this data can vary. The process also requires certain economic assumptions regarding drilling and operating expense, capital expenditures, taxes and availability of funds. The SEC mandates some of these assumptions such as oil and natural gas prices and the present value discount rate.

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

It should not be assumed that the present value of future net cash flows is the current market value of the Company's estimated proved reserves. In accordance with SEC requirements, the Company based the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the estimate.

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

Upon entering into a derivative contract, the Company designates the derivative instruments as a hedge of the variability of cash flow to be received (cash flow hedge). Changes in the fair value of a cash flow hedge are recorded in other comprehensive income to the extent that the derivative is effective in offsetting changes in the fair value of the hedged item. Any ineffectiveness in the relationship between the cash flow hedge and the hedged item is recognized currently in income. Gains and losses accumulated in other comprehensive income associated with the cash flow hedge are recognized in earnings as oil and natural gas revenues when the forecasted transaction occurs. All of the Company's derivative instruments at December 31, 2002 and March 31, 2003 were designated and effective as cash flow hedges.

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

Income Taxes

Under Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes", deferred income taxes are recognized at each yearend for the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts based on tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce the deferred tax asset to the amount expected to be realized.

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

As of December 31, 2002 and March 31, 2003, $0.4 million and $0.7 million, net of tax of $0.2 million and $0.4 million, respectively, remained in accumulated other comprehensive income related to the valuation of the Company's hedging positions.

Total oil purchased and sold under swaps and collars during the three months ended March 31, 2002 and 2003 were zero Bbls and 63,000 Bbls, respectively. Total natural gas purchased and sold under swaps and collars in the three months ended March 31, 2002 and 2003 were zero MMBtu and 540,000 MMBtu, respectively. The net losses realized by the Company under such hedging arrangements were zero and $1.2 million for the three months ended March 31, 2002 and 2003, respectively, and are included in oil and natural gas revenues.

At December 31, 2002 and March 31, 2003 the Company had the following outstanding hedge positions:

                                            AS OF DECEMBER 31, 2002
-------------------------------------------------------------------------------------------------------------
                                CONTRACT VOLUMES
                        -------------------------------
                                                               AVERAGE           AVERAGE           AVERAGE
      QUARTER               BBls              MMbtu          FIXED PRICE       FLOOR PRICE      CEILING PRICE
-------------------     -------------     -------------     -------------     -------------     -------------
First Quarter 2003             27,000                       $       24.85
First Quarter 2003             36,000                                         $       23.50     $       26.50
First Quarter 2003                              540,000                                3.40              5.25
Second Quarter 2003            27,300                               24.85
Second Quarter 2003            36,000                                                 23.50             26.50
Second Quarter 2003                             546,000                                3.40              5.25
Third Quarter 2003                              552,000                                3.40              5.25
Fourth Quarter 2003                             552,000                                3.40              5.25

                                            AS OF  MARCH 31, 2003
-------------------------------------------------------------------------------------------------------------
                                CONTRACT VOLUMES
                        -------------------------------
                                                               AVERAGE           AVERAGE           AVERAGE
      QUARTER               BBls              MMbtu          FIXED PRICE       FLOOR PRICE      CEILING PRICE
-------------------     -------------     -------------     -------------     -------------     -------------
Second Quarter 2003            27,300                       $       24.85
Second Quarter 2003            36,000                                         $       23.50     $       26.50
Second Quarter 2003                             273,000              4.70
Second Quarter 2003                             546,000                                3.40              5.25
Third Quarter 2003                              276,000              4.70
Third Quarter 2003                              552,000                                3.40              5.25
Fourth Quarter 2003                             552,000                                3.40              5.25

During April 2003, the Company entered into costless collar arrangements covering 642,000 MMBtu of natural gas for April 2004 through October 2004 production with a floor of $4.00 and a ceiling of $5.20.

FORWARD LOOKING STATEMENTS

The statements contained in all parts of this document, including, but not limited to, those relating to the Company's schedule, targets, estimates or results of future drilling, budgeted wells, increases in wells, budgeted and other future capital expenditures, use of offering proceeds, outcome and effects of litigation, expected production or reserves, increases in reserves, acreage working capital requirements, hedging activities, the ability of expected sources of liquidity to implement its business strategy, the timing and results of the issuance of new drilling permits for coalbed methane drilling in Montana and any other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe" and similar expression are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, the Company's dependence on its key personnel, factors that affect the Company's ability to manage its growth and achieve its business strategy, risks relating to, limited operating history, technological changes, significant capital requirements of the Company, the potential impact of government regulations, litigation, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks, availability of equipment, weather and other factors detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

      ITEM 3A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2002 except for the Company's hedging activity subsequent to December 31, 2002 as described above in "Volatility of Oil and Natural Gas Prices". There have been no material changes to the disclosure regarding our exposure to certain market risks made in the Annual Report. For additional information regarding our long-term debt, see Note 3 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

         None.

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

      99.1 -- CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.2 -- CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

+     Incorporated herein by reference as indicated.

      Reports on Form 8-K

          None.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Carrizo Oil & Gas, Inc.
                                    (Registrant)



Date: May 12, 2003                  By: /s/ S. P. Johnson, IV
                                    --------------------------------------------
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: May 12, 2003                  By: /s/ Frank A. Wojtek
                                    --------------------------------------------
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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

          Date: May 12, 2003                /s/ S.P. Johnson, IV
                                            ------------------------------------
                                            S.P. Johnson, IV
                                            Chief Executive Officer

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

          Date: May 12, 2003          /s/ Frank A. Wojtek
                                      ------------------------------------------
                                      Vice President and Chief Financial Officer

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

      99.1  --  CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002.

      99.2  --  CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley
                Act of 2002.


+     Incorporated herein by reference as indicated.