Form 10-Q
period 2003-06-30
CARRIZO OIL & GAS INC
filed 2003-08-14
CIK 1040593

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended JUNE 30, 2003
                                                 -------------


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

                                 YES [X] NO [ ]


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 YES [ ] NO [X]


The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of August 1, 2003, the latest practicable date, was 14,237,217.

                             CARRIZO OIL & GAS, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003
                                      INDEX

PART I. FINANCIAL INFORMATION                                                                                    PAGE
         Item 1.          Consolidated Balance Sheets
                          -  As of December 31, 2002 and June 30, 2003                                             2

                          Consolidated Statements of Operations
                          -  For the three and six month periods ended June 30, 2003 and 2002                      3

                          Consolidated Statements of Cash Flows
                          -  For the six month periods ended June 30, 2003 and 2002                                4

                          Notes to Consolidated Financial Statements                                               5

         Item 2.          Management's Discussion and Analysis of Financial Condition and Results
                          of Operations                                                                           17

         Item 3A.         Quantitative and Qualitative Disclosure About
                          Market Risk                                                                             33

         Item 4.          Controls and Procedures                                                                 34


PART II. OTHER INFORMATION

         Items 1-6.                                                                                               35

SIGNATURES                                                                                                        37

                             CARRIZO OIL & GAS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (UNAUDITED)

                                                                                           DECEMBER 31,       JUNE 30,
                                                                                               2002             2003
                                                                                           -------------    -------------
                                                   ASSETS                                           (In thousands)
CURRENT ASSETS:
  Cash and cash equivalents                                                                $       4,743    $       4,060
  Accounts receivable, trade (net of allowance for doubtful accounts of
     $0.5 million at December 31, 2002 and June 30, 2003, respectively)                            8,207            8,557
  Advances to operators                                                                              501              686
  Deposits                                                                                            46               71
  Other current assets                                                                               605              365
                                                                                           -------------    -------------

        Total current assets                                                                      14,102           13,739

PROPERTY AND EQUIPMENT, net (full-cost method of
     accounting for oil and natural gas properties)                                              120,526          119,986
Investment in Pinnacle Gas Resources, Inc. (Note 3)                                                   --            7,256
Deferred financing costs                                                                             760              679
                                                                                           -------------    -------------
                                                                                           $     135,388    $     141,660
                                                                                           =============    =============

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade                                                                  $       9,957    $      13,063
  Accrued liabilities                                                                              1,014            1,807
  Advances for joint operations                                                                    1,550            1,673
  Current maturities of long-term debt                                                             1,609              786
  Current maturities of seismic obligation payable                                                 1,414            1,809
                                                                                           -------------    -------------

          Total current liabilities                                                               15,544           19,138

LONG-TERM DEBT                                                                                    37,886           33,925
SEISMIC OBLIGATION PAYABLE                                                                         1,103               --
ASSET RETIREMENT OBLIGATION                                                                           --              669
DEFERRED INCOME TAXES                                                                              7,666           10,112
COMMITMENTS AND CONTINGENCIES (Note 6)
CONVERTIBLE PARTICIPATING PREFERRED STOCK (10,000,000 shares of preferred stock authorized, of which 150,000 are shares designated as convertible participating shares, with 65,294 and 68,559 convertible participating shares issued
    and outstanding at December 31, 2002 and June 30, 2003, respectively) (Note 7)                 6,373            6,735

SHAREHOLDERS' EQUITY:
  Warrants (3,262,821 outstanding at December 31, 2002 and June 30, 2003, respectively)              780              780
  Common stock, par value $.01 (40,000,000 shares authorized with 14,177,383 and
       14,232,717 issued and outstanding at December 31, 2002
       and June 30, 2003, respectively)                                                              142              142
  Additional paid in capital                                                                      63,224           63,338
  Retained earnings                                                                                3,058            7,499
  Accumulated other comprehensive loss                                                              (388)            (678)
                                                                                           -------------    -------------
                                                                                                  66,816           71,081
                                                                                           -------------    -------------
                                                                                           $     135,388    $     141,660
                                                                                           =============    =============


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CARRIZO OIL & GAS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)

                                                                    FOR THE THREE                FOR THE SIX
                                                                    MONTHS ENDED                 MONTHS ENDED
                                                                      JUNE 30,                    JUNE 30,
                                                               ------------------------    ------------------------
                                                                  2002          2003          2002          2003
                                                               ----------    ----------    ----------    ----------
                                                                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
OIL AND NATURAL GAS REVENUES                                   $    6,780    $    8,828    $   10,807    $   19,492

COSTS AND EXPENSES:
   Oil and natural gas operating expenses
     (exclusive of depreciation shown separately below)             1,341         1,763         2,353         3,483
   Depreciation, depletion and amortization                         2,636         2,605         4,606         5,641
   General and administrative                                       1,143         1,267         2,059         2,650
   Accretion expense related to asset retirement obligations           --            10            --            18
   Stock option compensation                                          (14)           33           (56)           23
                                                               ----------    ----------    ----------    ----------

Total costs and expenses                                            5,106         5,678         8,962        11,815
                                                               ----------    ----------    ----------    ----------

OPERATING INCOME                                                    1,674         3,150         1,845         7,677
OTHER INCOME AND EXPENSES:
   Other income and expenses                                           33           (82)          127            18
   Interest income                                                      8            22            28            40
   Interest expense                                                  (216)         (118)         (432)         (316)
   Interest expense, related parties                                 (560)         (591)       (1,112)       (1,174)
   Capitalized interest                                               776           704         1,544         1,479
                                                               ----------    ----------    ----------    ----------

INCOME BEFORE INCOME TAXES                                          1,715         3,085         2,000         7,724
INCOME TAXES (Note 5)                                                 641         1,125           782         2,794
                                                               ----------    ----------    ----------    ----------

NET INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                                   1,074         1,960         1,218         4,930
DIVIDENDS AND ACCRETION ON PREFERRED STOCK                            168           181           242           362
                                                               ----------    ----------    ----------    ----------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS
   BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                            906         1,779           976         4,568
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                    --            --            --           128
                                                               ----------    ----------    ----------    ----------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                    $      906    $    1,779    $      976    $    4,440
                                                               ==========    ==========    ==========    ==========

BASIC EARNINGS PER COMMON SHARE BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                     $     0.06    $     0.13    $     0.07    $     0.32
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE NET OF INCOME TAXES                                    0.00          0.00          0.00         (0.01)
                                                               ----------    ----------    ----------    ----------
BASIC EARNINGS PER COMMON SHARE                                $     0.06    $     0.13    $     0.07    $     0.31
                                                               ==========    ==========    ==========    ==========
DILUTED EARNINGS PER COMMON SHARE BEFORE CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                    $     0.06    $     0.11    $     0.07    $     0.28
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE NET OF INCOME TAXES                                     0.00          0.00          0.00         (0.01)
                                                               ----------    ----------    ----------    ----------
DILUTED EARNINGS PER COMMON SHARE                              $     0.06    $     0.11    $     0.07    $     0.27
                                                               ==========    ==========    ==========    ==========
PRO FORMA AMOUNTS ASSUMING ASSET
   RETIREMENTS OBLIGATION IS APPLIED RETROACTIVELY:
    BASIC EARNINGS PER COMMON SHARE                            $     0.00    $     0.13    $     0.07    $     0.32
                                                               ==========    ==========    ==========    ==========
    DILUTED EARNINGS PER COMMON SHARE                          $     0.00    $     0.11    $     0.07    $     0.27
                                                               ==========    ==========    ==========    ==========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CARRIZO OIL & GAS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (UNAUDITED)

                                                                                     FOR THE SIX
                                                                                     MONTHS ENDED
                                                                                     JUNE 30, 2003
                                                                               ----------------------------
                                                                                  2002             2003
                                                                               ------------    ------------
                                                                                      (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income before cumulative effect of change in accounting principle       $      1,218    $      4,930
   Adjustment to reconcile net income to net
     cash provided by operating activities-
     Depreciation, depletion and amortization                                         4,606           5,641
     Discount accretion                                                                  43              60
     Ineffective derivative instruments                                                (389)            (91)
     Interest payable in kind                                                           667             704
     Stock option compensation (benefit)                                                (56)             23
     Deferred income taxes                                                              700           2,704
   Changes in assets and liabilities-
     Accounts receivable                                                               (380)           (350)
     Other assets                                                                      (261)            336
     Accounts payable                                                                (2,333)            776
     Other liabilities                                                                  268             324
                                                                               ------------    ------------
       Net cash provided by operating activities                                      4,083          15,057
                                                                               ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                             (11,105)        (13,984)
   Change in capital expenditure accrual                                              2,697           2,329
   Advances to operators                                                               (405)           (185)
   Advances for joint operations                                                      3,362             123
                                                                               ------------    ------------
       Net cash used in investing activities                                         (5,451)        (11,717)
                                                                               ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from the sale of common stock                                            11             115
   Net proceeds from the sale of preferred stock                                      5,785              --
   Net proceeds from the sale of warrants                                                15              --
   Advances under Borrowing Base Credit Facility                                      6,500              --
   Debt repayments                                                                   (7,952)         (4,138)
                                                                               ------------    ------------
       Net cash provided by (used in) financing activities                            4,359          (4,023)
                                                                               ------------    ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  2,991            (683)

CASH AND CASH EQUIVALENTS, beginning of period                                        3,236           4,743
                                                                               ------------    ------------

CASH AND CASH EQUIVALENTS, end of period                                       $      6,227    $      4,060
                                                                               ============    ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest (net of amounts capitalized)                         $         --    $         --
                                                                               ============    ============

   Cash paid for income taxes                                                  $         --    $         --
                                                                               ============    ============

   Common stock issued for oil and gas property (Note 8)                       $        475    $         --
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


1. ACCOUNTING POLICIES

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

2. EARNINGS PER COMMON SHARE

Supplemental earnings per share information is provided below:

                                                                      FOR THE THREE MONTHS ENDED JUNE 30,
                                                 -----------------------------------------------------------------------------
                                                               (In thousands except share and per share amounts)
                                                          INCOME                     SHARES               PER-SHARE AMOUNT
                                                 ------------------------    -----------------------   -----------------------
                                                    2002          2003          2002         2003         2002         2003
                                                 ----------    ----------    ----------   ----------   ----------   ----------
Net income                                       $    1,074    $    1,960
Less:  Dividends and Accretion of Discount
  on Preferred Shares                                  (168)         (181)
                                                 ----------   ----------
Basic Earnings per Share
  Net income available to common shareholders           906         1,779    14,151,011   14,211,173   $     0.06   $     0.13
                                                                                                       ==========   ==========
Dilutive effect of Stock Options, Warrants and
   Preferred Stock conversions                           --            --     3,118,534    2,384,642
                                                 ----------    ----------    ----------   ----------
Diluted Earnings per Share
  Net income available to common shareholders
   plus assumed conversions                      $      906    $    1,779    17,269,545   16,595,815   $     0.06   $     0.11
                                                 ==========    ==========    ==========   ==========   ==========   ==========


                                                                       FOR THE SIX MONTHS ENDED JUNE 30,
                                                 -----------------------------------------------------------------------------
                                                               (In thousands except share and per share amounts)
                                                          INCOME                     SHARES               PER-SHARE AMOUNT
                                                 ------------------------    -----------------------   -----------------------
                                                    2002          2003          2002         2003         2002         2003
                                                 ----------    ----------    ----------   ----------   ----------   ----------
Net income before cumulative effect of change
  in accounting principle                        $    1,218    $    4,930
Less:  Dividends and Accretion of Discount
  on Preferred Shares                                  (242)         (362)
                                                 ----------   ----------
Basic Earnings per Share
  Net income available to common shareholders           976         4,568    14,139,894   14,204,690   $     0.07   $     0.32
                                                                                                       ==========   ==========
Dilutive effect of Stock Options, Warrants and
   Preferred Stock conversions                           --            --     2,842,993    2,260,300
                                                 ----------    ----------    ----------   ----------
Diluted Earnings per Share
  Net income available to common shareholders
   plus assumed conversions                      $      976    $    4,568    16,982,887   16,464,990   $     0.07   $     0.28
                                                 ==========    ==========    ==========   ==========   ==========   ==========

                                                                        FOR THE SIX MONTHS ENDED JUNE 30,
                                                ----------------------------------------------------------------------------------
                                                                (In thousands except share and per share amounts)
                                                     INCOME                     SHARES                      PER-SHARE AMOUNT
                                                -----------------    -----------------------------   -----------------------------
                                                 2002      2003          2002            2003            2002            2003
                                                -------   -------    -------------   -------------   -------------   -------------
Cumulative effect of change
  in accounting principle net of income taxes   $    --   $  (128)
Basic Earnings per Share
  Net loss available to common shareholders          --        --       14,139,894      14,204,690   $        0.00   $       (0.01)
                                                                                                     =============   =============
Dilutive effect of Stock Options, Warrants and
   Preferred Stock conversions                       --        --       2,842,993        2,260,300
                                                -------   -------   -------------    -------------
Diluted Earnings per Share
  Net income available to common shareholders
   plus assumed conversions                     $    --   $  (128)      16,982,887      16,464,990   $        0.00   $       (0.01)
                                                =======   =======    =============   =============   =============   =============



                                                                      FOR THE SIX MONTHS ENDED JUNE 30,
                                                 -----------------------------------------------------------------------------
                                                             (In thousands except share and per share amounts)
                                                         INCOME                      SHARES               PER-SHARE AMOUNT
                                                 ------------------------    -----------------------   -----------------------
                                                    2002          2003          2002        2003          2002         2003
                                                 ----------    ----------    ----------   ----------   ----------   ----------
Net income                                       $    1,218    $    4,802
Less:  Dividends and Accretion of Discount
  on Preferred Shares                                  (242)         (362)
                                                 ----------    ----------
Basic Earnings per Share
  Net income available to common shareholders           976         4,440    14,139,894   14,204,690   $     0.07   $     0.31
                                                                                                       ==========   ==========
Dilutive effect of Stock Options, Warrants and
   Preferred Stock conversions                           --            --     2,842,993    2,260,300
                                                 ----------    ----------    ----------   ----------
Diluted Earnings per Share
  Net income available to common shareholders
   plus assumed conversions                      $      976    $    4,440    16,982,887   16,464,990   $     0.07   $     0.27
                                                 ==========    ==========    ==========   ==========   ==========   ==========

Basic earnings per common share is based on the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per common share is based on the weighted average number of common shares and all dilutive potential common shares outstanding during the periods. The Company had outstanding 189,833 and 146,500 stock options and 252,632 warrants during the three months ended June 30, 2002 and 2003, respectively, which were antidilutive and were not included in the calculation because the exercise price of these instruments exceeded the underlying market value of the options and warrants. The Company had outstanding 202,333 and 156,500 stock options and 252,632 warrants during the six months ended June 30, 2002 and 2003, respectively, which were antidilutive and were not included in the calculation because the exercise price of these instruments exceeded the underlying market value of the options and warrants. At June 30, 2002 and 2003, the Company also had zero and 1,202,791 shares, respectively, based on the assumed conversion of the Series B Convertible Participating Preferred Stock, that were antidilutive and were not included in the calculation.

3. INVESTMENT IN PINNACLE GAS RESOURCES, INC.

THE PINNACLE TRANSACTION

On June 23, 2003, pursuant to a Subscription and Contribution Agreement by and among the Company and its wholly-owned subsidiary, CCBM, Inc. ("CCBM"), Rocky Mountain Gas, Inc. ("RMG") and the Credit Suisse First Boston Private Equity entities, named therein (the "CSFB Parties"), CCBM and RMG contributed their respective interests, having a estimated fair value of approximately $7.5 million each, in (1) leases in the Clearmont, Kirby, Arvada and Bobcat project areas and (2) oil and gas reserves in the Bobcat project area to a newly formed entity, Pinnacle Gas Resources, Inc., a Delaware corporation ("Pinnacle"). In exchange for the contribution of these assets, CCBM and RMG each received 37.5% of the common stock of Pinnacle ("Pinnacle Common Stock") as of the closing date and options to purchase Pinnacle Common Stock ("Pinnacle Stock Options"). In connection with the oil and natural gas leases contributed to Pinnacle, CCBM no longer has a drilling obligation (see "General Overview" in the MDA for further discussion).

Simultaneously with the contribution of these assets, the CSFB Parties contributed approximately $17.6 million of cash to Pinnacle in return for the Redeemable Preferred Stock of Pinnacle ("Pinnacle Preferred Stock"), 25% of the Pinnacle Common Stock as of the closing date and warrants to purchase Pinnacle Common Stock ("Pinnacle Warrants"). The CSFB Parties also agreed to contribute additional cash, under certain circumstances, of up to approximately $11.8 million to Pinnacle to fund future drilling, development and acquisitions. The CSFB Parties currently have greater than 50% of the voting power of the Pinnacle capital stock through their ownership of Pinnacle Common Stock and Pinnacle Preferred Stock.

Currently, on a fully diluted basis, assuming that all parties exercised their Pinnacle Warrants and Pinnacle Options, the CSFB Parties, CCBM and RMG would have ownership interests of approximately 46.2%, 26.9% and 26.9%, respectively. On a fully-diluted basis, assuming the additional $11.8 million of cash was contributed by the CSFB Parties and all Pinnacle Warrants and Pinnacle Options were exercised by all parties, the CSFB Parties would own 54.6% of Pinnacle and CCBM and RMG would each own 22.7% of Pinnacle.

Immediately following the contribution and funding, Pinnacle used approximately $6.2 million of the proceeds from the funding to acquire an approximate 50% working interest in existing leases and approximately 36,529 gross acres prospective for coalbed methane development in the Powder River Basin of Wyoming from Gastar Exploration, Ltd. The leases include 95 producing coalbed methane wells currently in the early stages of dewatering. These wells are producing at a combined gross rate of approximately 2.5 MMcfd, or an estimated 1 MMcfd net to Pinnacle. Pinnacle also agreed to fund up to $14.9 million of future drilling and development costs on these properties on behalf of Gastar prior to December 31, 2005. The drilling and development work will be done under the terms of an earn-in joint venture agreement between Pinnacle and Gastar. The majority of these leases are part of, or adjacent to, the Bobcat project area. All of CCBM and RMG's interests in the Bobcat project area, the only producing coalbed methane property owned by CCBM prior to the transaction, were contributed to Pinnacle. Pinnacle currently owns interests in approximately 131,000 gross acres in the Powder River Basin.

Prior to and in connection with its contribution of assets to Pinnacle, CCBM paid RMG approximately $1.8 million in cash as part of its outstanding purchase obligation on the coalbed methane property interests CCBM previously acquired from RMG. The approximate $1.2 million remaining balance of CCBM's obligation to RMG is scheduled to be paid in monthly installments of approximately $52,805 through November 2004 and a balloon payment on December 31, 2004. The RMG note is secured solely by CCBM's interests in the remaining oil and natural gas leases in Wyoming and Montana. In connection with the Company's investment in Pinnacle, the Company received a reduction in the principal amount of the RMG note of approximately $1.5 million and relinquished the right to receive certain revenues related to the properties contributed to Pinnacle.

CCBM continues its coalbed methane business activities and, in addition to its interest in Pinnacle, owns direct interests in approximately 189,000 gross acres of coalbed methane properties in the Castle Rock project area in Montana and the Oyster Ridge project area in Wyoming, which were not contributed to Pinnacle. CCBM and RMG will continue to conduct exploration and development activities on these properties as well as pursue other potential acquisitions. The Bobcat property was producing approximately 400 Mcfe of coalbed methane gas net to CCBM's interest immediately prior to its contribution to Pinnacle. Other than indirectly through Pinnacle, CCBM currently has no proved reserves of, and is no longer receiving revenue from, coalbed methane gas.

ACCOUNTING AND TAX TREATMENT

For accounting purposes, the transaction will be treated as a reclassification of a portion of CCBM's investments in the contributed properties. The property contribution made by CCBM to Pinnacle is intended to be treated as a tax-deferred exchange as constituted by property transfers under section 351(a) of the Internal Revenue Code of 1986, as amended.

The FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"), in January 2003. FIN 46 requires the consolidation of certain types of entities in which a company absorbs a majority of another entity's expected losses, receives a majority of the other entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. These entities are called "variable interest entities". The provisions of FIN 46 are effective for the Company in the second quarter for new transactions or entities formed in 2003 and in the third quarter for transactions or entities formed prior to 2003.

If an entity is determined to be a "variable interest entity" ("VIE"), the entity must be consolidated by the "primary beneficiary". The primary beneficiary is the holder of the variable interests that absorbs a majority of the variable interest entity's expected losses or receives a majority of the entity's residual returns in the event no holder has a majority of the expected losses. The determination of the primary beneficiary is based on projected cash flows at the inception of the variable interests. Because Steven A. Webster, Chairman of Carrizo, is also a managing director of Credit Suisse First Boston ("Related Parties in Pinnacle Transaction" below),

Carrizo could be defined as the primary beneficiary if the projected cash flows analysis indicated losses in excess of the equity invested. The initial determination of whether an entity is a VIE is to be reconsidered only when one or more of the following occur (1) the entity's governing documents or the contractual arrangements among the parties involved change, (2) the equity investment of some part thereof is returned to the investors, and other parties become exposed to expected losses or (3) the entity undertakes additional activities or acquires additional assets that increase the entity's expected losses.

We have determined that we should not consolidate Pinnacle, under FIN 46, because our current projected cash flow analysis of Pinnacle's operations at inception does not indicate that Pinnacle is not a VIE. Accordingly, our investment in Pinnacle has been recorded using the equity method of accounting.

The reclassification of investments in contributed properties resulting from the transaction with Pinnacle are reflected in accordance with the full cost method of accounting in the Company's balance sheet included in this Form 10-Q for the six months ended June 30, 2003.

RELATED PARTIES IN THE PINNACLE TRANSACTION

Steven A. Webster, Chairman of the Board of the Company, is also a managing director of Credit Suisse First Boston Private Equity and is therefore a related party to this transaction.

TRANSITION SERVICES AGREEMENT

The Company entered into a transition services agreement with Pinnacle pursuant to which the Company will provide certain accounting, treasury, tax, insurance and financial reporting functions to Pinnacle through the end of 2003 for a monthly fee equal to our actual cost to provide such services. After December 31, 2003, the agreement will automatically renew on a quarterly basis unless one of the parties gives notice of its intent to terminate the agreement.

Similarly, Pinnacle has also entered into a transition services agreement with RMG to provide Pinnacle assistance in setting up operational accounting and management systems for a monthly fee equal to the actual cost to provide such services. After December 31, 2003, the agreement will automatically renew on a quarterly basis unless one of the parties gives notice of its intent to terminate the agreement.

4. LONG-TERM DEBT

At December 31, 2002 and June 30, 2003, long-term debt consisted of the following:

                                                     DECEMBER 31,     JUNE 30,
                                                        2002            2003
                                                     -----------    -----------
Borrowing base facility                              $     8,500    $     7,000
Senior subordinated notes, related parties                25,478         26,225
Capital lease obligations                                    267            305
Non-recourse note payable to
   Rocky Mountain Gas, Inc.                                5,250          1,180
                                                     -----------    -----------

                                                          39,495         34,710
Less:  current maturities                                 (1,609)          (786)
                                                     -----------    -----------

                                                     $    37,886    $    33,924
                                                     ===========    ===========


On May 24, 2002, the Company entered into a credit agreement with Hibernia National Bank (the "Hibernia Facility") which matures on January 31, 2005, and repaid its existing facility with Compass Bank (the "Compass Facility"). The Hibernia Facility provides a revolving line of credit of up to $30.0 million. It is secured by mortgaged properties; which include substantially all of the Company's producing oil and gas properties assets, and is guaranteed by the Company's subsidiary.

The borrowing base will be determined by Hibernia National Bank at least semi-annually on each October 31 and April 30. The initial borrowing base was $12.0 million, and the borrowing base as of April 30, 2003 was $16.0 million. Each party to the credit agreement can request one unscheduled borrowing base determination subsequent to each scheduled determination. The borrowing base will at all times equal the borrowing base most recently determined by Hibernia National Bank, less quarterly borrowing base reductions required subsequent to such determination. Hibernia National Bank will reset the borrowing base amount at each scheduled and each unscheduled borrowing base determination date. The initial quarterly borrowing base reduction, which commenced on June 30, 2002, was $1.3 million. The quarterly borrowing base reduction effective January 31, 2003 was $1.8 million. There was an increase in the borrowing base for the quarter ended June 30, 2003 of $2.2 million.

On December 12, 2002, the Company entered into an Amended and Restated Credit Agreement with Hibernia National Bank that provided additional availability under the Hibernia Facility in the amount of $2.5 million which was structured as an additional "Facility B" under the Hibernia Facility. As such, the total borrowing base under the Hibernia Facility as of December 31, 2002 and June 30, 2003 was $15.5 million and $16.0 million, respectively, of which $8.5 million and $7.0 million was outstanding on December 31, 2002 and June 30, 2003, respectively. The Facility B bore interest at LIBOR plus 3.375%, was secured by certain leases and working interests in oil and natural gas wells and matured on April 30, 2003.

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

At December 31, 2002 and June 30, 2003, amounts outstanding under the Hibernia Facility totaled $8.5 million and $7.0 million, respectively, with an additional $4.3 million and $9.0 million, respectively, under Facility A and $2.5 million under Facility B at December 31, 2002 available for future borrowings. No amounts under the Compass Facility were outstanding at December 31, 2002. At December 31, 2002 and June 30, 2003, one letter of credit was issued and outstanding under the Hibernia Facility in the amount of $0.2 million.

On June 29, 2001, CCBM, Inc., a wholly owned subsidiary of the Company ("CCBM"), issued a non-recourse promissory note payable in the amount of $7.5 million to RMG as consideration for certain interests in oil and natural gas leases held by RMG in Wyoming and Montana. The RMG note was payable in 41-monthly principal payments of $0.1 million plus interest at 8% per annum commencing July 31, 2001 with the balance due December 31, 2004. The RMG note is secured solely by CCBM's interests in the oil and natural gas leases in Wyoming and Montana. At December 31, 2002 and June 30, 2003, the outstanding principal balance of this note was $5.3 million and $1.2 million, respectively. In connection with the Company's investment in Pinnacle (see Note 3), the Company received a reduction in the principal amount of the RMG note of approximately $1.5 million and relinquished the right to certain revenues related to the properties contributed to Pinnacle.

In December 2001, the Company entered into a capital lease agreement secured by certain production equipment in the amount of $0.2 million. The lease is payable in one payment of $11,323 and 35 monthly payments of $7,549 including interest at 8.6% per annum. In October 2002, the Company entered into a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $3,462 including interest at 6.4% per annum. In May 2003, the Company entered into a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $3,030 including interest at 5.5% per annum. The Company has the option to acquire the equipment at the conclusion of the lease for $1 under all of these leases. DD&A on the capital leases for the three months ended June 30, 2002 and 2003 amounted to $8,000 and $20,000, respectively. DD&A on the capital leases for the six months ended June 30, 2002 and 2003 amounted to $16,000 and $38,000 respectively, and accumulated DD&A on the leased equipment at December 31, 2002 and June 30, 2003 amounted to $28,000 and $56,000, respectively.

In December 1999, the Company consummated the sale of $22.0 million principal amount of 9% Senior Subordinated Notes due 2007 (the "Subordinated Notes") and $8.0 million of common stock and Warrants. The Company sold $17.6 million, $2.2 million, $0.8 million, $0.8 million and $0.8 million principal amount of Subordinated Notes; 2,909,092, 363,636, 121,212, 121,212 and 121,212 shares of the Company's common stock and 2,208,152, 276,019, 92,006, 92,006 and 92,006
Warrants to CB Capital Investors, L.P. (now known as JPMorgan Partners, LLC), Mellon Ventures, L.P., Paul B. Loyd, Jr., Steven A. Webster and Douglas A.P. Hamilton, respectively. The Subordinated Notes were sold at a discount of $0.7 million, which is being amortized over the life of the notes. Interest payments are due quarterly commencing on March 31, 2000. The Company may elect, for a period of up to five years, to increase the amount of the Subordinated Notes for 60% of the interest which would otherwise be payable in cash. As of December 31, 2002 and June 30, 2003, the outstanding balance of the Subordinated Notes had been increased by $3.9 million and $4.6 million, respectively, for such interest paid in kind.

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

At December 31, 2002 and June 30, 2003, the Company believes it was in compliance with all of its debt covenants.

5. INCOME TAXES

The Company estimates its annual effective tax rate to be approximately 35%, which also approximates its statutory rate. The Company provided deferred tax expense of $0.6 million and $1.1 million for the three months ended June 30, 2002 and 2003, respectively, and $0.7 million and $2.7 million for the six months ended June 30, 2002 and 2003, respectively.

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

During August 2001, the Company entered into an agreement whereby the lessor will provide to the Company up to $0.8 million in financing for production equipment utilizing capital leases. At December 31, 2002 and June 30, 2003, two and three leases in the amount of $0.4 million and $0.5 million, respectively, had been executed under this facility.

Pursuant to agreements entered into with RMG in June 2001, CCBM has an obligation to fund $2.5 million of drilling costs on behalf of RMG. Through June 30, 2003, CCBM had satisfied $2.2 million of the drilling obligation on behalf of RMG.

7. CONVERTIBLE PARTICIPATING PREFERRED STOCK

In February 2002, the Company consummated the sale of 60,000 shares of Convertible Participating Series B Preferred Stock (the "Series B Preferred Stock") and Warrants to purchase 252,632 shares of Carrizo's common stock for an aggregate purchase price of $6.0 million. The Company sold 40,000 and 20,000 shares of Series B Preferred Stock and 168,422 and 84,210 Warrants to Mellon Ventures, Inc. and Steven A. Webster, respectively. The Series B Preferred Stock is convertible into common stock by the investors at a conversion price of $5.70 per share, subject to adjustments, and is initially convertible into 1,052,632 shares of common stock. Dividends on the Series B Preferred Stock will be payable in either cash at a rate of 8% per annum or, at the Company's option, by payment in kind of additional shares of the same series of preferred stock at a rate of 10% per annum. At December 31, 2002 and June 30, 2003, the outstanding balance of the Series B Preferred Stock has been increased by $0.5 million (5,294 shares) and $0.9 million (8,559 shares), respectively, for dividends paid in kind. The Series B Preferred Stock is redeemable at varying prices in whole or in part at the holders' option after three years or at the Company's option at any time. The Series B Preferred Stock will also participate in any dividends declared on the common stock. Holders of the Series B Preferred Stock will receive a liquidation preference upon the liquidation of, or certain mergers or sales of substantially all assets involving, the Company. Such holders will also have the option of receiving a change of control repayment price upon certain deemed change of control transactions. The warrants have a five-year term and entitle the holders to purchase up to 252,632 shares of Carrizo's common stock at a price of $5.94 per share, subject to adjustments, and are exercisable at any time after issuance. The warrants may be exercised on a cashless exercise basis.

Net proceeds of this financing were approximately $5.8 million and were used primarily to fund the Company's ongoing exploration and development program and general corporate purposes.

8. SHAREHOLDER'S EQUITY

The Company issued 106,472 and 55,334 shares of common stock during the six months ended June 30, 2002 and June 30, 2003, respectively. The shares issued during the six months ended June 30, 2002 were partial consideration for the acquisition of an interest in certain oil and natural gas properties and the shares issued during the six months ended June 30, 2003 were the result of the exercise of options granted under the Company's Incentive Plan.

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


                                                                            FOR THE THREE MONTHS ENDED
                                                                                    JUNE 30,
                                                                        ----------------------------------
                                                                            2002                  2003
                                                                        ---------------    ---------------
                                                                                (In thousands except
                                                                                  per share amounts)
Net income available to common
  shareholders, as reported                                             $           906    $         1,779

Less:  Total stock-based employee
  compensation expense determined under
  fair value method for all awards, net of
  related tax effects                                                              (199)              (132)
                                                                        ---------------    ---------------

Pro forma net income (loss) available
  to common shareholders                                                $           707    $         1,647
                                                                        ===============    ===============

Net income per common share, as reported:
  Basic                                                                 $          0.06    $          0.13
  Diluted                                                                          0.06               0.11

Pro Forma net income (loss) per common share, as if
    value method had been applied to all awards:
  Basic                                                                 $          0.05    $          0.12
  Diluted                                                                          0.04               0.10

                                                                        FOR THE SIX MONTHS ENDED
                                                                                JUNE 30,
                                                                    ----------------------------------
                                                                            2002                  2003
                                                                    ---------------    ---------------
                                                                           (In thousands except
                                                                             per share amounts)
Net income available to common
  shareholders, as reported                                         $           976    $         4,440

Less:  Total stock-based employee
  compensation expense determined under
  fair value method for all awards, net of
  related tax effects                                                          (259)              (264)
                                                                    ---------------    ---------------

Pro forma net income (loss) available
  to common shareholders                                            $           717    $         4,176
                                                                    ===============    ===============

Net income per common share, as reported:
  Basic                                                             $          0.07    $          0.32
  Diluted                                                                      0.07               0.28

Pro Forma net income (loss) per common share, as if
    value method had been applied to all awards:
  Basic                                                             $          0.05    $          0.29
  Diluted                                                                      0.04               0.25

Diluted earnings per share amounts for the three months ended June 30, 2002 and 2003 are based upon 17,269,545 and 16,595,815 shares, respectively, that include the dilutive effect of assumed stock option and warrant conversions of 3,118,534 and 2,384,642, respectively. Diluted earnings per share amounts for the six months ended June 30, 2002 and 2003 are based upon 16,982,887 and 16,464,990 shares, respectively, that include the dilutive effect of assumed stock options and warrant conversions of 2,842,993 and 2,260,300, respectively.

9. CHANGE IN ACCOUNTING PRINCIPLE

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

10. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

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

As of December 31, 2002 and June 30, 2003, $0.4 million and $0.7 million, net of tax of $0.2 million and $0.4 million, respectively, remained in accumulated other comprehensive income related to the valuation of the Company's hedging positions.

Total oil purchased and sold under swaps and collars during the three months ended June 30, 2002 and 2003 were 45,500 Bbls and 63,300 Bbls, respectively. Total natural gas purchased and sold under swaps and collars during the three months ended June 30, 2002 and 2003 were 728,000 MMBtu and 819,000 MMBtu, respectively. Total oil purchased and sold under swaps and collars during the six months ended June 30, 2002 and 2003 were 45,500 Bbls and 126,300 Bbls, respectively. Total natural gas purchased and sold under swaps and collars during the six months ended June 30, 2002 and 2003 were 1,538,000 MMBtu and 1,349,000 MMBtu, respectively. The net losses realized by the Company under such hedging arrangements were $0.4 million and $0.4 million for the three months ended June 30, 2002 and 2003, respectively, and are included in oil and natural gas revenues. The net losses realized by the Company under such hedging arrangements were $0.4 million and $1.7 million for the six months ended June 30, 2002 and 2003, respectively, and are included in oil and natural gas revenues.

At December 31, 2002 and June 30, 2003 the Company had the following outstanding hedge positions:

                                         AS OF DECEMBER 31, 2002
-----------------------------------------------------------------------------------------------------------
                                    CONTRACT VOLUMES
                              -----------------------------
                                                               AVERAGE        AVERAGE         AVERAGE
          QUARTER                 BBls           MMbtu       FIXED PRICE    FLOOR PRICE    CEILING PRICE
----------------------------  -------------  -------------- -------------- -------------- -----------------
First Quarter 2003                  27,000                  $       24.85
First Quarter 2003                  36,000                                 $       23.50  $          26.50
First Quarter 2003                                 540,000                          3.40              5.25
Second Quarter 2003                 27,300                          24.85
Second Quarter 2003                 36,000                                         23.50             26.50
Second Quarter 2003                                546,000                          3.40              5.25
Third Quarter 2003                                 552,000                          3.40              5.25
Fourth Quarter 2003                                552,000                          3.40              5.25

                                         AS OF JUNE 30, 2003
-----------------------------------------------------------------------------------------------------------
                                    CONTRACT VOLUMES
                              -----------------------------
                                                               AVERAGE        AVERAGE         AVERAGE
          QUARTER                 BBls           MMbtu       FIXED PRICE    FLOOR PRICE    CEILING PRICE
----------------------------  -------------  -------------- -------------- -------------- -----------------
Third Quarter 2003                                 276,000  $        4.70
Third Quarter 2003                                 552,000                 $        3.40  $           5.25
Fourth Quarter 2003                                552,000                          3.40              5.25
Second Quarter 2004                                273,000                          4.00              5.20
Third Quarter 2004                                 276,000                          4.00              5.20
Fourth Quarter 2004                                 93,000                          4.00              5.20


During July 2003, the Company entered into swap arrangements covering 36,800 Bbls of oil for August 2003 through October 2003 production with a fixed price of $30.00.

In addition to the hedge positions above, during the second quarter of 2003, the Company acquired options to sell 6,000 MMBtu of natural gas per day for the period July 2003 through August 2003 (552,000 MMBtu) at $8.00 per MMBtu for approximately $119,000. The Company acquired these options to protect its cash position against potential margin calls on certain natural gas derivatives due to large increases in the price of natural gas. These options have been classified as derivatives. As of June 30, 2003, these options have been adjusted to their estimated fair market value of approximately $28,000 and a charge for the adjustment of $91,000 has been included in other income and expense for the three months ended June 30, 2003.

11. NEW ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2003, we will adopt SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This standard will not have a material impact on our consolidated financial statements.

The FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"), in January 2003. FIN 46 requires the consolidation of certain types of entities in which a company absorbs a majority of another entity's expected losses, receives a majority of the other entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. The Company has identified no transactions or related entities that required consolidation under this interpretation.

Currently, the FASB and representatives of the SEC accounting staff are engaged in discussions on the issue of whether SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangibles", which were effective June 30, 2001, called for mineral rights held under a lease or other contractual arrangement to be classified on the balance sheet as intangible assets and accompanied by specific footnote disclosures. Historically, oil and gas companies, including the Company, have included these costs with all other oil and gas property costs in Property, Plant, and Equipment on the consolidated balance sheet.

In the event this interpretation is adopted, a substantial portion of the acquisition costs of oil and gas properties would be required to be classified on the balance sheet as an intangible asset. The Company believes this interpretation would not have a material effect on our results of operations for the periods presented or in the future as these intangible assets would be depleted using the units of production method in a manner consistent with the method currently used to calculate depletion, depreciation, and amortization expense ("DD&A") on those assets.

12. SUBSEQUENT EVENTS

EXCHANGE TRANSACTION ON JULY 31, 2003

Pursuant to an exchange election provided in a letter agreement, dated May 1, 2001, with certain participants in the Carrizo 2001 Seismic and Acreage Program (the "2001 Program"), the Company is issuing to such participants, who have exercised their election, approximately 168,000 shares of its common stock in exchange for the participants' entire interest in the 2001 Program, including approximately 350 square miles of 3D seismic data and working interests in certain producing properties. The exchange transaction is effective on July 31, 2003 and will be valued using the close price of the Company's stock on that date, for a total of approximately $1.2 million.

AWARDED ACREAGE IN THE NORTH SEA ON JULY 31, 2003

The Company has been awarded seven acreage blocks, consisting of one "Traditional" and six "Promote" licenses, in the United Kingdom's 21st Round of Licensing. The awarded blocks, to explore for oil and natural gas totaling approximately 209,000 acres, are located within mature producing areas of the Central and Southern North Sea in water depths of 30 to 270 feet. The Company plans to promote these interests to other parties experienced in drilling and operating in this province. G&G costs will be incurred to maximize the value of our retained interest. The Company's estimated project commitments for the next two years are $0.7 million comprised of $0.3 million for seismic data, $0.1 million for leasehold costs and $0.1 million for data processing in 2003 and $0.2 million for seismic data purchases in 2004. The Promote licenses do not have drilling commitments and the Traditional license would be cancelled after two years if the Company or its assignee elects not to commit to drilling a well.

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

GENERAL OVERVIEW

The Company began operations in September 1993 and initially focused on the acquisition of producing properties. As a result of the increasing availability of economic onshore 3-D seismic surveys, the Company began to obtain 3-D seismic data and options to lease substantial acreage in 1995 and began to drill its 3-D based prospects in 1996. The Company drilled 25 gross wells in 2002 and 16 gross wells through the six months ended June 30, 2003 in the Gulf Coast region. The Company has budgeted to drill up to 27 gross wells (10.7 net) in the Gulf Coast region in 2003; however, the actual number of wells drilled will vary depending upon various factors, including the availability and cost of drilling rigs, land and industry partner issues, Company cash flow, success of drilling programs, weather delays and other factors. If the Company drills the number of wells it has budgeted for 2003, depreciation, depletion and amortization, oil and gas operating expenses and production are expected to increase over levels incurred in 2002. The Company has typically retained the majority of its interests in shallow, normally pressured prospects and sold a portion of its interests in deeper, overpressured prospects.

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

During the second quarter of 2001, the Company formed CCBM, Inc. ("CCBM") as a wholly-owned subsidiary. CCBM was formed to acquire interests in certain oil and gas leases in Wyoming and Montana in areas prospective for coalbed methane and develop such interests. The Company also acquired a 1,940 gross acre coalbed methane property in Wyoming, the "Bobcat Project", for $0.7 million in cash and common stock in July 2002. CCBM planned to spend up to $5.0 million for drilling costs on these leases through December 2003, 50% of which would be spent pursuant to an obligation to fund $2.5 million of drilling costs on behalf of RMG, from whom the interests in the leases were acquired. Through June 30, 2003, CCBM has satisfied $2.2 million of its $2.5 million obligation on behalf of RMG. CCBM has drilled or acquired 75 gross wells (28.0 net) and incurred total drilling costs of $3.0 million through December 31, 2002 and drilled two gross wells (one net) and incurred total drilling costs of $0.4 million during the six months ended June 30, 2003. These wells typically take up to 18 months to evaluate and determine whether or not they are successful. CCBM had budgeted to drill up to 50 gross (18 net) wells in 2003 before the Pinnacle transaction discussed below. CCBM no longer has a drilling obligation in connection with the properties contributed to Pinnacle. Accordingly, CCBM has no plans to drill any coalbed methane wells in the second half of 2003. The coalbed methane wells include 17 wells acquired as a result of the Bobcat acquisition. CCBM contributed its interests in leasehold acreage and 59 gross wells (24 net) to Pinnacle in June 2003.

During the second quarter of 2003, CCBM contributed its interests in (1) leases in the Clearmont, Kirby, Arvada and Bobcat project area and (2) oil and gas reserves in the Bobcat project area to a newly formed entity, Pinnacle Gas Resources, Inc. ("Pinnacle"). In exchange for the contribution of these assets, CCBM received common stock of Pinnacle as of the closing date and options to purchase Pinnacle common stock. See "The Pinnacle Transaction" later in this section for a complete description of this transaction. The Company retained its interests in approximately 189,000 gross acres in the Castle Rock project area in Montana and the Oyster Ridge project area in Wyoming.

Pursuant to an exchange election provided in a letter agreement, dated May 1, 2001, with certain participants in the Carrizo 2001 Seismic and Acreage Program (the "2001 Program"), the Company is issuing to such participants, who have exercised their election, approximately 168,000 shares of its common stock in exchange for the participants' program interest in the 2001 Program, including approximately 350 square miles of 3D seismic data and working interests in certain producing properties. The exchange transaction is effective on July 31, 2003 and will be valued using the close price of the Company's stock on that date, or approximately $1.2 million.

The Company has been awarded seven acreage blocks, consisting of one "Traditional" and six "Promote" licenses, in the United Kingdom's 21st Round of Licensing. The awarded blocks, to explore for oil and natural gas totaling approximately 209,000 acres, are located within mature producing areas of the Central and Southern North Sea in water depths of 30 to 270 feet. The Company plans to promote these interests to other parties experienced in drilling and operating in this province. G&G costs will be incurred to maximize the value of our retained interest. The Company's estimated project committments for the next two years are $0.7 million comprised of $0.3 million for seismic data, $0.1 million for leasehold costs and $0.1 million for data processing in 2003 and $0.2 million for seismic data purchases in 2004. The Promote licenses do not have drilling commitments and the Traditional license would be cancelled after two years if the Company or its assignee elects not to commit to drilling a well.

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

As of December 31, 2002 and June 30, 2003, $0.4 million and $0.7 million, net of tax of $0.2 million and $0.4 million, respectively, remained in accumulated other comprehensive income related to the valuation of the Company's hedging positions.

Total oil purchased and sold under swaps and collars during the three months ended June 30, 2002 and 2003 were 45,500 Bbls and 63,300 Bbls, respectively. Total natural gas purchased and sold under swaps and collars during the three months ended June 30, 2002 and 2003 were 728,000 MMBtu and 819,000 MMBtu, respectively. Total oil purchased and sold under swaps and collars during the six months ended June 30, 2002 and 2003 were 45,500 Bbls and 126,300 Bbls, respectively. Total natural gas purchased and sold under swaps and collars during the six months ended June 30, 2002 and 2003 were 1,538,000 MMBtu and 1,349,000 MMBtu, respectively. The net losses realized by the Company under such hedging arrangements were $0.4 million and $0.4 million for the three months ended June 30, 2002 and 2003, respectively, and are included in oil and natural gas revenues. The net losses realized by the Company under such hedging arrangements were $0.4 million and $1.7 million for the six months ended June 30, 2002 and 2003, respectively, and are included in oil and natural gas revenues.

At December 31, 2002 and June 30, 2003 the Company had the following outstanding hedge positions:

                                        AS OF DECEMBER 31, 2002
-----------------------------------------------------------------------------------------------------------
                                    CONTRACT VOLUMES
                              -----------------------------
                                                               AVERAGE        AVERAGE         AVERAGE
          QUARTER                 BBls           MMbtu       FIXED PRICE    FLOOR PRICE    CEILING PRICE
----------------------------  -------------  -------------- -------------- -------------- -----------------
First Quarter 2003                  27,000                  $       24.85
First Quarter 2003                  36,000                                 $       23.50  $          26.50
First Quarter 2003                                 540,000                          3.40              5.25
Second Quarter 2003                 27,300                          24.85
Second Quarter 2003                 36,000                                         23.50             26.50
Second Quarter 2003                                546,000                          3.40              5.25
Third Quarter 2003                                 552,000                          3.40              5.25
Fourth Quarter 2003                                552,000                          3.40              5.25

                                        AS OF JUNE 30, 2003
-----------------------------------------------------------------------------------------------------------
                                    CONTRACT VOLUMES
                              -----------------------------
                                                               AVERAGE        AVERAGE         AVERAGE
          QUARTER                 BBls           MMbtu       FIXED PRICE    FLOOR PRICE    CEILING PRICE
----------------------------  -------------  -------------- -------------- -------------- -----------------
Third Quarter 2003                                 276,000  $        4.70
Third Quarter 2003                                 552,000                 $        3.40  $           5.25
Fourth Quarter 2003                                552,000                          3.40              5.25
Second Quarter 2004                                273,000                          4.00              5.20
Third Quarter 2004                                 276,000                          4.00              5.20
Fourth Quarter 2004                                 93,000                          4.00              5.20

During July 2003, the Company entered into swap arrangements covering 36,800 Bbls of oil for August 2003 through October 2003 production with a fixed price of $30.00.

In addition to the hedge position above, during the second quarter of 2003, the Company acquired options to sell 6,000 MMBtu of natural gas per day for the period July 2003 through August 2003 (552,000 MMBtu) at $8.00 per MMBtu for approximately $119,000. The Company acquired these options to protect its cash position against potential margin calls on certain natural gas derivatives due to large increases in the price of natural gas. These options have been classified as derivatives. As of June 30, 2003, these options have been adjusted to their estimated fair market value of approximately $28,000 and a charge for the adjustment of $91,000 has been included in other income and expense for the three months ended June 30, 2003.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2003,
Compared to the Three Months Ended June 30, 2002

Oil and natural gas revenues for the three months ended June 30, 2003 increased 30% to $8.8 million from $6.8 million for the same period in 2002. Production volumes for natural gas during the three months ended June 30, 2003 decreased 26% to 1.0 Bcf from 1.3 Bcf for the same period in 2002. Average natural gas prices increased 65% to $5.64 per Mcf in the second quarter of 2003 from $3.42 per Mcf in the same period in 2002. Production volumes for oil in the second quarter of 2003 increased 24% to 118 Bbls from 95 Bbls for the same period in 2002. Average oil prices increased 16% to $28.23 per barrel in the second quarter of 2003 from $24.35 per barrel in the same period in 2002. The increase in oil production was due primarily to the commencement of production at the Burkhart #1R, Pauline Huebner A-382 #1, Matthes Huebner #1 and Hankamer #1 wells offset by the natural decline in production from other wells. The decrease in natural gas production was primarily due to a workover at the Delta Farms #1 the natural decline in production at the Delta Farms #1, the Staubach #1, Riverdale #2 and other wells offset by the commencement of production at the Burkhart #1R, Pauline Huebner A-382 #1, Matthes Huebner #1 and Hankamer #1 wells. Oil and natural gas revenues include the impact of hedging activities as discussed above under "General Overview".

The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the three months ended June 30, 2002 and 2003:

                                                                                              2003 Period
                                                                                       Compared to 2002 Period
                                                                                 ----------------------------------
                                                         June 30,
                                           ----------------------------------        Increase         % Increase
                                                 2002               2003             (Decrease)        (Decrease)
                                           ------------------ ---------------   ------------------   --------------
Production volumes -
   Oil and condensate (MBbls)                              95             118                   23               24%
   Natural gas (MMcf)                                   1,308             973                 (335)             (26)%
Average sales prices - (1)
   Oil and condensate (per Bbls)            $           24.35 $         28.23   $             3.88               16%
   Natural gas (per Mcf)                                 3.42            5.64                 2.22               65%
Operating revenues  (In thousands)-
   Oil and condensate                       $           2,310 $         3,344   $            1,034               45%
   Natural gas                                          4,470           5,484                1,014               23%
                                           ------------------ ---------------   ------------------

Total                                       $           6,780 $         8,828   $            2,048               30%
                                           ================== ===============   ==================


----------
(1) Includes impact of hedging activities.

Oil and natural gas operating expenses for the three months ended June 30, 2003 increased 32% to $1.8 million from $1.3 million for the same period in 2002 primarily due to higher severance taxes and other operating costs associated with the addition of new production. Operating expenses per equivalent unit increased 47% to $1.05 per Mcfe in the second quarter of 2003 from $0.71 per Mcfe in the same period in 2002 primarily as a result of the natural production decline of existing wells, the addition of the Delta Farms #2 (a relatively higher operating cost well) and higher severance taxes.

Depreciation, depletion and amortization (DD&A) expense for the three months ended June 30, 2003 was unchanged at $2.6 million as compared to the same period in 2002. DD&A was unchanged due to decreased production offset by expenses resulting from additional seismic and drilling costs. General and administrative expense for the three months ended June 30, 2003 increased 11% to $1.3 million from $1.1 million for the same period in 2002 primarily as a result of the addition of contract staff to handle increased drilling and production activities, higher compensation costs and higher insurance.

Interest income for the three months ended June 30, 2003 increased to $22,000 from $8,000 in the second quarter of 2002 primarily as a result of higher cash balances during the second quarter of 2003. Capitalized interest in the second quarter of 2003 decreased to $0.7 million from $0.8 million in the second quarter of 2002.

Income taxes increased to $1.1 million for the three months ended June 30, 2003 from $0.6 million for the same period in 2002 as a result of higher taxable income based on the factors described above.

Income before income taxes for the three months ended June 30, 2003 increased to $3.1 million from $1.7 million in the same period in 2002. Net income for the three months ended June 30, 2003 increased to $2.0 million from $1.1 million for the same period in 2002 primarily as a result of the factors described above.

Six Months Ended June 30, 2003,
Compared to the Six Months Ended June 30, 2002

Oil and natural gas revenues for the six months ended June 30, 2003 increased 80% to $19.5 million from $10.8 million for the same period in 2002. Production volumes for natural gas during the six months ended June 30, 2003 decreased 14% to 2.1 Bcf from 2.4 Bcf for the same period in 2002. Average natural gas prices increased 88% to $5.78 per Mcf in the first six months of 2003 from $3.08 per Mcf in the same period in 2002. Production volumes for oil in the first six months of 2003 increased 74% to 258 Bbls from 148 Bbls for the same period in 2002. Average oil prices increased 26% to $29.04 per barrel in the first six months of 2003 from $22.97 per barrel in the same period in 2002. The increase in oil production was due primarily to the commencement of production at the Burkhart #1R, Pauline Huebner A-382 #1, Matthes Huebner #1 and Hankamer #1 wells offset by the natural decline in production from other wells. The decrease in natural gas production was primarily due to a workover at the Delta Farms #1, the natural decline in production at the Staubach #1, Riverdale #2 and other wells offset by the commencement of production at the Burkhart #1R, Pauline Huebner A-382 #1, Matthes Huebner #1 and Hankamer #1 wells. Oil and natural gas revenues include the impact of hedging activities as discussed above under "General Overview".

The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the six months ended June 30, 2002 and 2003:

                                                                                             2003 Period
                                                                                       Compared to 2002 Period
                                                                                  ---------------------------------
                                                         June 30,
                                           ------------------------------------       Increase         % Increase
                                                  2002               2003            (Decrease)        (Decrease)
                                           ------------------ -----------------   ----------------  ---------------
Production volumes -
   Oil and condensate (MBbls)                             148               258                110               74%
   Natural gas (MMcf)                                   2,406             2,077               (329)             (14)%
Average sales prices - (2)
   Oil and condensate (per Bbls)            $           22.97   $         29.04    $          6.07               26%
   Natural gas (per Mcf)                                 3.08              5.78               2.70               88%
Operating revenues  (In thousands)-
   Oil and condensate                       $           3,401   $         7,480    $         4,079              120%
   Natural gas                                          7,406            12,012              4,606               62%
                                            -----------------   ---------------    ---------------

Total                                       $          10,807   $        19,492    $         8,685               80%
                                            =================   ===============    ===============


----------
(2) Includes impact of hedging activities.

Oil and natural gas operating expenses for the six months ended June 30, 2003 increased 48% to $3.5 million from $2.4 million for the same period in 2002 primarily due to higher severance taxes and other operating costs associated with the addition of new production. Operating expenses per equivalent unit increased 35% to $0.96 per Mcfe in the first six months of 2003 from $0.71 per Mcfe in the same period in 2002 primarily as a result of the natural decline in production on older wells and the addition of the Delta Farms #2, a relatively higher cost well.

Depreciation, depletion and amortization (DD&A) expense for the six months ended June 30, 2003 increased 22% to $5.6 million from $4.6 million for the same period in 2002. This increase was due to increased production and additional seismic and drilling costs. General and administrative expense for the six months ended June 30, 2003 increased 28% to $2.7 million from $2.1 million for the same period in 2002 primarily as a result of the addition of contract staff to handle increased drilling and production activities, higher compensation costs and higher insurance.

Interest income for the six months ended June 30, 2003 increased to $40,000 from $28,000 in the first six months of 2002 primarily as a result of higher cash balances during the first quarter of 2003. Capitalized interest was $1.5 million in the first six months of 2003 and 2002.

Income taxes increased to $2.8 million for the six months ended June 30, 2003 from $0.8 million for the same period in 2002 as a result of higher taxable income based on the factors described above.

The Company adopted Financial Accounting Standards Board's Statement of Financial Standards No. 143 "Accounting for Asset Retirement Obligations" effective January 1, 2003 and recorded a cumulative effect of change in accounting principle of $0.1 million in the six months ended June 30, 2003.

Income before income taxes for the six months ended June 30, 2003 increased to $7.7 million from $2.0 million in the same period in 2002. Net income for the six months ended June 30, 2003 increased to $4.9 million from $1.2 million for the same period in 2002 primarily as a result of the factors described above.

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

Cash flows provided by operating activities were $4.1 million and $15.1 million for the six months ended June 30, 2002 and 2003, respectively. The increase in cash flows provided by operating activities in 2003 as compared to 2002 was due primarily to additional revenue as a result of higher oil and natural gas prices and higher oil and condensate production offset by the increase of working capital during the first six months of 2003.

The Company has budgeted capital expenditures for the year ended December 31, 2003 of approximately $27.2 million of which $6.9 million is expected to be used to fund 3-D seismic surveys and land acquisitions and $20.3 million of which is expected to be used for drilling activities in the Company's project areas. The Company has budgeted to drill up to approximately 27 gross wells (10.7 net) in the Gulf Coast region and no CCBM coalbed methane wells in 2003. The actual number of wells drilled and capital expended is dependent upon available financing, cash flow, availability and cost of drilling rigs, land and partner issues and other factors.

The Company has continued to reinvest a substantial portion of its cash flows into increasing its 3-D supported drilling prospect portfolio, improving its 3-D seismic interpretation technology and funding its drilling program. Oil and gas capital expenditures were $14.1 million for the six months ended June 30, 2003, which included $2.2 million of capitalized interest and general and administrative costs. The Company's drilling efforts in the Gulf Coast region resulted in the successful completion of 17 gross wells (6.0 net) during the year ended December 31, 2002 and 14 gross wells (4.2 net) during the six months ended June 30, 2003. Of the 77 gross wells (29 net) drilled or acquired by CCBM through June 30, 2003, 24 gross wells (8 net) are currently producing and 53 gross wells (21 net) are awaiting evaluation before a determination can be made as to their success.

THE PINNACLE TRANSACTION

OVERVIEW

On June 23, 2003, pursuant to a Subscription and Contribution Agreement by and among the Company and its wholly-owned subsidiary, CCBM, Inc. ("CCBM"), Rocky Mountain Gas, Inc. ("RMG") and the Credit Suisse First Boston Private Equity entities, named therein (the "CSFB Parties"), CCBM and RMG contributed their respective interests, having a estimated fair value of approximately $7.5 million each, in (1) leases in the Clearmont, Kirby, Arvada and Bobcat project areas and (2) oil and gas reserves in the Bobcat project area to a newly formed entity, Pinnacle Gas Resources, Inc., a Delaware corporation ("Pinnacle"). In exchange for the contribution of these assets, CCBM and RMG each received 37.5% of the common stock of Pinnacle ("Pinnacle Common Stock") as of the closing date and options to purchase Pinnacle Common Stock ("Pinnacle Stock Options"). In connection with the oil and natural gas leases contributed to Pinnacle, CCBM no longer has a drilling obligation (see "General Overview" in the MDA for further discussion).

Simultaneously with the contribution of these assets, the CSFB Parties contributed approximately $17.6 million of cash to Pinnacle in return for the Redeemable Preferred Stock of Pinnacle ("Pinnacle Preferred Stock"), 25% of the Pinnacle Common Stock as of the closing date and warrants to purchase Pinnacle Common Stock ("Pinnacle Warrants"). The CSFB Parties also agreed to contribute additional cash, under certain circumstances, of up to approximately $11.8 million to Pinnacle to fund future drilling, development and acquisitions. The CSFB Parties currently have greater than 50% of the voting power of the Pinnacle capital stock through their ownership of Pinnacle Common Stock and Pinnacle Preferred Stock.

Currently, on a fully diluted basis, assuming that all parties exercised their Pinnacle Warrants and Pinnacle Options, the CSFB Parties, CCBM and RMG would have ownership interests of approximately 46.2%, 26.9% and 26.9%, respectively. On a fully-diluted basis, assuming the additional $11.8 million of cash was contributed by the CSFB Parties and all Pinnacle Warrants and Pinnacle Options were exercised by all parties, the CSFB Parties would own 54.6% of Pinnacle and CCBM and RMG would each own 22.7% of Pinnacle.

Immediately following the contribution and funding, Pinnacle used approximately $6.2 million of the proceeds from the funding to acquire an approximate 50% working interest in existing leases and approximately 36,529 gross acres prospective for coalbed methane development in the Powder River Basin of Wyoming from Gastar Exploration, Ltd. The leases include 95 producing coalbed methane wells currently in the early stages of dewatering. These wells are producing at a combined gross rate of approximately 2.5 MMcfd, or an estimated 1 MMcfd net to Pinnacle. Pinnacle also agreed to fund up to $14.9 million of future drilling and development costs on these properties on behalf of Gastar prior to December 31, 2005. The drilling and development work will be done under the terms of an earn-in joint venture agreement between Pinnacle and Gastar. The majority of these leases are part of, or adjacent to, the Bobcat project area. All of CCBM and RMG's interests in the Bobcat project area, the only producing coalbed methane property owned by CCBM prior to the transaction, were contributed to Pinnacle. Pinnacle currently owns interests in approximately 131,000 gross acres in the Powder River Basin.

Prior to and in connection with its contribution of assets to Pinnacle, CCBM paid RMG approximately $1.8 million in cash as part of its outstanding purchase obligation on the coalbed methane property interests CCBM previously acquired from RMG. The approximate $1.2 million remaining balance of CCBM's obligation to RMG is scheduled to be paid in monthly installments of approximately $52,805 through November 2004 and a balloon payment on December 31, 2004. The RMG note is secured solely by CCBM's interests in the remaining oil and natural gas leases in Wyoming and Montana. In connection with the Company's investment in Pinnacle, the Company received a reduction in the principal amount of the RMG note of approximately $1.5 million and relinquished the right to receive certain revenues related to the properties contributed to Pinnacle.

CCBM continues its coalbed methane business activities and, in addition to its interest in Pinnacle, owns direct interests in approximately 189,000 gross acres of coalbed methane properties in the Castle Rock project area in Montana and the Oyster Ridge project area in Wyoming, which were not contributed to Pinnacle. CCBM and RMG will continue to conduct exploration and development activities on these properties as well as pursue other potential acquisitions. The Bobcat property was producing approximately 400 Mcfe of coalbed methane gas net to CCBM's interest immediately prior to its contribution to Pinnacle. Other than indirectly through Pinnacle, CCBM currently has no proved reserves of, and is no longer receiving revenue from, coalbed methane gas.

Accounting and Tax Treatment

For accounting purposes, the transaction will be treated as a reclassification of a portion of CCBM's investments in the contributed properties. The property contribution made by CCBM to Pinnacle is intended to be treated as a tax-deferred exchange as constituted by property transfers under section 351(a) of the Internal Revenue Code of 1986, as amended.

The FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"), in January 2003. FIN 46 requires the consolidation of certain types of entities in which a company absorbs a majority of another entity's expected losses, receives a majority of the other entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. These entities are called "variable interest entities". The provisions of FIN 46 are effective for the Company in the second quarter for new transactions or entities formed in 2003 and in the third quarter for transactions or entities formed prior to 2003.

If an entity is determined to be a "variable interest entity" ("VIE"), the entity must be consolidated by the "primary beneficiary". The primary beneficiary is the holder of the variable interests that absorbs a majority of the variable interest entity's expected losses or receives a majority of the entity's residual returns in the event no holder has a majority of the expected losses. The determination of the primary beneficiary is based on projected cash flows at the inception of the variable interests. Because Steven A. Webster, Chairman of Carrizo, is also a managing director of Credit Suisse First Boston ("Related Parties in Pinnacle Transaction" below), Carrizo could be defined as the primary beneficiary if the projected cash flows analysis indicated losses in excess of the equity invested. The initial determination of whether an entity is a VIE is to be reconsidered only when one or more of the following occur (1) the entity's governing documents or the contractual arrangements among the parties involved change, (2) the equity investment of some part thereof is returned to the investors, and other parties become exposed to expected losses or (3) the entity undertakes additional activities or acquires additional assets that increase the entity's expected losses.

We have determined that we should not consolidate Pinnacle, under FIN 46, because our current projected cash flow analysis of Pinnacle's operations at inception does not indicate that the Pinnacle is not a VIE. Accordingly, our investment in Pinnacle has been recorded using the equity method of accounting.

The reclassification of investments in contributed properties resulting from the transaction with Pinnacle are reflected in accordance with the full cost method of accounting in the Company's balance sheet included in this Form 10-Q for the six months ended June 30, 2003.

Related Parties in the Pinnacle Transaction

Steven A. Webster, Chairman of the Board of the Company, is also a managing director of Credit Suisse First Boston Private Equity and is therefore a related party to this transaction.

Transition Services Agreement

The Company entered into a transition services agreement with Pinnacle pursuant to which the Company will provide certain accounting, treasury, tax, insurance and financial reporting functions to Pinnacle through the end of 2003 for a monthly fee equal to our actual cost to provide such services. After December 31, 2003, the agreement will automatically renew on a quarterly basis unless one of the parties gives notice of its intent to terminate the agreement.

Similarly, Pinnacle has also entered into a transition services agreement with RMG to provide Pinnacle assistance in setting up operational accounting and management systems for a monthly fee equal to the actual cost to provide such services. After December 31, 2003, the agreement will automatically renew on a quarterly basis unless one of the parties gives notice of its intent to terminate the agreement.

Area of Mutual Interest Agreement

The Company, CCBM, RMG, RMG's majority shareholder U.S. Energy Corp. ("U.S. Energy") and the CSFB Parties also entered into an area of mutual interest agreement covering the Powder River Basin in Wyoming and Montana (but excluding most of Powder River County, Montana) providing that Pinnacle has the right until June 23, 2008 to acquire at cost from the Company, CCBM, RMG and U.S. Energy any interest in oil and gas leases or mineral interests that such parties may have acquired in the covered area, subject to specified exceptions.

Securityholders' Agreement

The Company, the CSFB Parties, CCBM, RMG, U.S. Energy, Peter G. Schoonmaker and Gary W. Uhland (the "Securityholders") and Pinnacle also entered into a Securityholders' Agreement (the "Securityholders' Agreement").

The Securityholders' Agreement provides for an initial eight person board of directors, which initially would include four directors nominated by the CSFB Parties and two nominated by each of CCBM and RMG, subject to change as their respective ownership percentages change.

In the Securityholders' Agreement, the Securityholders grant to each other a right of first offer and co-sale rights.

If the CSFB Parties propose to sell all of their Pinnacle Shares to a third party, under certain circumstances the CSFB parties may require the other Securityholders to include all of their Pinnacle Shares in such sale. In such a sale, the Pinnacle Preferred Stock will have a preferred right to receive an amount equal to the Liquidation Value (as defined below) per share plus accrued and unpaid dividends prior to the holders of shares of Pinnacle Common Stock and common stock equivalents.

Under the Securityholders' Agreement, Pinnacle grants the Securityholders pre-emptive rights to purchase certain securities in order to maintain their proportionate ownership of Pinnacle.

The Securityholders' Agreement also generally provides for multiple demand registration rights with respect to the Pinnacle Common Stock in favor of the CSFB Parties and piggyback certain registration rights for each of CCBM and RMG subject to the satisfaction of specified conditions.

Pinnacle Stock Options

The same number of Pinnacle Stock Options were issued to both CCBM and RMG in two tranches. CCBM and RMG each have a continuing option (the "Tranche A" option) to purchase up to 25,000 shares of common stock at a purchase price of $100 per share, with a price escalation of 10% per annum, compounded quarterly. In addition, CCBM and RMG, each have another continuing option (the "Tranche B" option) to purchase up to 25,000 additional shares of common stock at a purchase price of $100 per share, with a price escalation of 20% per annum, compounded quarterly. The Tranche B option cannot be exercised until all 25,000 shares are first purchased under the Tranche A option.

Pinnacle Preferred Stock

The Pinnacle Preferred Stock generally has the right to vote together with the Pinnacle Common Stock and has a class vote on specified matters, including certain extraordinary transactions.

In the event of any dissolution, liquidation, or winding up by Pinnacle, the holder of each share of Pinnacle Preferred Stock will be entitled to be paid $100 per share out of the assets of Pinnacle available for distribution to its shareholders (the "Liquidation Value").

Dividends on the Pinnacle Preferred Stock will be payable either in cash at a rate of 10.5% per annum through June 23, 2011 and then 12.5% thereafter or, at Pinnacle's option, by payment in kind of additional shares of the Pinnacle Preferred Stock. For each additional share of Pinnacle Preferred Stock distributed to a holder as an in kind dividend, Pinnacle will also deliver to such holder one Pinnacle Warrant, which will have an exercise price equal to the exercise price of the outstanding Pinnacle Warrants on the date of such distribution.

On or after July 1, 2005, Pinnacle may redeem all or any portion of the Pinnacle Preferred Stock (provided, that if any Pinnacle Warrants are still outstanding, Pinnacle may redeem all but a single share) at a premium to the Liquidation Value if redeemed on or at any time after July 1, 2009.

The Pinnacle Preferred Stock is required to be redeemed by Pinnacle upon (1) specified changes of control or (2) specified events of default at a price per share, with respect to a redemption pursuant to clause (1) above, equal to 101% of the Liquidation Value and, with respect to a redemption pursuant to clause
(2) above, prior to June 30, 2005, equal to 110% of the Liquidation Value and, thereafter, equal to the Applicable Optional Redemption Price.

Pinnacle Warrants

The Pinnacle Warrants entitle the holders to purchase up to 130,000 shares of Pinnacle Common Stock at a price of $100 per share and are exercisable at any time until June 30, 2013. The Pinnacle Warrants can be exercised in cash, by tender of the Pinnacle Preferred Stock and on a cashless net exercise basis. The Pinnacle Warrants are subject to certain adjustments, including, in certain cases, an adjustment of the exercise price to equal the lowest price at which Pinnacle Common Stock is sold if such shares are sold below the then-current exercise price.

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

The borrowing base will be determined by Hibernia National Bank at least semi-annually on October 31 and April 30. The initial borrowing base was $12.0 million, and the borrowing base as of April 30, 2003 was $16.0 million. Each party to the credit agreement can request one unscheduled borrowing base determination subsequent to each scheduled determination. The borrowing base will at all times equal the borrowing base most recently determined by Hibernia National Bank, less quarterly borrowing base reductions required subsequent to such determination. Hibernia National Bank will reset the borrowing base amount at each scheduled and each unscheduled borrowing base determination date. The initial quarterly borrowing base reduction, which commenced on June 30, 2002, was $1.3 million. The quarterly borrowing base reduction effective January 31, 2003 was $1.8 million. There was an increase in the borrowing base for the quarter ended June 30, 2003 of $2.2 million.

On December 12, 2002, the Company entered into an Amended and Restated Credit Agreement with Hibernia National Bank that provided additional availability under the Hibernia Facility in the amount of $2.5 million which was structured as an additional "Facility B" under the Hibernia Facility. As such, the total borrowing base under the Hibernia Facility as of December 31, 2002 and June 30, 2003 was $15.5 million and $16.0 million, respectively, of which $8.5 million and $7.0 million was outstanding on December 31, 2002 and June 30, 2003, respectively. The Facility B bore interest at LIBOR plus 3.375%, was secured by certain leases and working interests in oil and natural gas wells and matured on April 30, 2003.

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

At December 31, 2002 and June 30, 2003, amounts outstanding under the Hibernia Facility totaled $8.5 million and $7.0 million, respectively, with an additional $4.3 million and $8.8 million, respectively, under Facility A and $2.5 million under Facility B at December 31, 2002 available for future borrowings. No amounts under the Compass Facility were outstanding at December 31, 2002. At December 31, 2002 and June 30, 2003, one letter of credit was issued and outstanding under the Hibernia Facility in the amount of $0.2 million.

On June 29, 2001, CCBM, Inc., a wholly owned subsidiary of the Company ("CCBM"), issued a non-recourse promissory note payable in the amount of $7.5 million to RMG as consideration for certain interests in oil and natural gas leases held by RMG in Wyoming and Montana. The RMG note was payable in 41-monthly principal payments of $0.1 million plus interest at 8% per annum commencing July 31, 2001 with the balance due December 31, 2004. The RMG note is secured solely by CCBM's interests in the oil and natural gas leases in Wyoming and Montana. At December 31, 2002 and June 30, 2003, the outstanding principal balance of this note was $5.3 million and $1.2 million, respectively. In connection with the Company's investment in Pinnacle, the Company received a reduction in the principal amount of the RMG note of approximately $1.5 million and relinquished the right to receive certain revenues related to the properties contributed to Pinnacle.

In December 2001, the Company entered into a capital lease agreement secured by certain production equipment in the amount of $0.2 million. The lease is payable in one payment of $11,323 and 35 monthly payments of $7,549 including interest at 8.6% per annum. In October 2002, the Company entered a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $3,462 including interest at 6.4% per annum. In May 2003, the Company entered into a capital lease agreement secured by certain production in the amount of $0.1 million. The lease is payable in 36 monthly payments of $3,030 including interest at 5.5% per annum. The Company has the option to acquire the equipment at the conclusion of the lease for $1, under all of these leases. DD&A on the capital leases for six months ended June 30, 2002 and 2003 amounted to $8,000 and $20,000, respectively, and accumulated DD&A on the leased equipment at December 31, 2002 and June 30, 2003 amounted to $28,000 and $56,000, respectively.

In December 1999, the Company consummated the sale of $22.0 million principal amount of 9% Senior Subordinated Notes due 2007 (the "Subordinated Notes") and $8.0 million of common stock and Warrants. The Company sold $17.6 million, $2.2 million, $0.8 million, $0.8 million and $0.8 million principal amount of Subordinated Notes; 2,909,092, 363,636, 121,212, 121,212 and 121,212 shares of the Company's common stock and 2,208,152, 276,019, 92,006, 92,006 and 92,006
Warrants to CB Capital Investors, L.P. (now known as JPMorgan Partners, LLC), Mellon Ventures, L.P., Paul B. Loyd, Jr., Steven A. Webster and Douglas A.P. Hamilton, respectively. The Subordinated Notes were sold at a discount of $0.7 million, which is being amortized over the life of the notes. Interest payments are due quarterly commencing on March 31, 2000. The Company may elect, for a period of up to five years, to increase the amount of the Subordinated Notes for 60% of the interest which would otherwise be payable in cash. As of December 31, 2002 and June 30, 2003, the outstanding balance of the Subordinated Notes had been increased by $3.9 million and $4.6 million, respectively, for such interest paid in kind.

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

Dividends on the Series B Preferred Stock will be payable in either cash at a rate of 8% per annum or, at the Company's option, by payment in kind of additional shares of the Series B Preferred Stock at a rate of 10% per annum. At December 31, 2002 and June 30, 2003 the outstanding balance of the Series B Preferred Stock had been increased by $0.5 million (5,294 shares) and $0.9 million (8,559 shares), respectively, for dividends paid in kind. In addition to the foregoing, if the Company declares a cash dividend on the Common Stock of the Company, the holders of shares of Series B Preferred Stock are entitled to receive for each share of Series B Preferred Stock a cash dividend in the amount of the cash dividend that would be received by a holder of the Common Stock into which such share of Series B Preferred Stock is convertible on the record date for such cash dividend. Unless all accrued dividends on the Series B Preferred Stock shall have been paid and a sum sufficient for the payment thereof set apart, no distributions may be paid on any Junior Stock (which includes the Common Stock) (as defined in the Statement of Resolutions for the Series B Preferred Stock) and no redemption of any Junior Stock shall occur other than subject to certain exceptions.

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

Oil and Natural Gas Properties

Investments in oil and natural gas properties are accounted for using the full-cost method of accounting. All costs directly associated with the acquisition, exploration and development of oil and natural gas properties are capitalized. Such costs include lease acquisitions, seismic surveys, and drilling and completion equipment. The Company proportionally consolidates its interests in oil and natural gas properties. The Company capitalized compensation costs for employees working directly on exploration activities of $0.4 million and $0.7 million for the six months ended June 30, 2002 and 2003, respectively. Maintenance and repairs are expensed as incurred.

Oil and natural gas properties are amortized based on the unit-of-production method using estimates of proved reserve quantities. Investments in unproved properties are not amortized until proved reserves associated with the projects can be determined or until they are impaired. Unevaluated properties are evaluated periodically for impairment on a property-by-property basis. If the results of an assessment indicate that the properties are impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rate per thousand cubic feet equivalent
(Mcfe) for the six months ended June 30, 2002 and 2003 was $1.39 and $1.50 respectively.

Dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

The net capitalized costs of proved oil and natural gas properties are subject to a "ceiling test", which limits such costs to the estimated present value, discounted at a 10% interest rate, of future net revenues from proved reserves, based on current economic and operating conditions. If net capitalized costs exceed this limit, the excess is charged to operations through depreciation, depletion and amortization. No write-down of the Company's oil and natural gas assets was necessary for the six months ended June 30, 2002 or

2003. Based on oil and natural gas prices in effect on December 31, 2001, the unamortized cost of oil and natural gas properties exceeded the cost center ceiling. As permitted by full cost accounting rules, improvements in pricing subsequent to December 31, 2001 removed the necessity to record a write-down. Using prices in effect on December 31, 2001 the pretax write-down would have been approximately $0.7 million. Because of the volatility of oil and natural gas prices, no assurance can be given that the Company will not experience a write-down in future periods.

Depreciation of other property and equipment is provided using the straight-line method based on estimated useful lives ranging from five to 10 years.

Currently, the FASB and representatives of the SEC accounting staff are engaged in discussions on the issue of whether SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangibles", which were effective June 30, 2001, called for mineral rights held under a lease or other contractual arrangement to be classified on the balance sheet as intangible assets and accompanied by specific footnote disclosures. Historically, oil and gas companies, including the Company, have included these costs with all other oil and gas property costs in Property, Plant, and Equipment on the consolidated balance sheet.

In the event this interpretation is adopted, a substantial portion of the acquisition costs of oil and gas properties would be required to be classified on the balance sheet as an intangible asset. The Company believes this interpretation would not have a material effect on our results of operations for the periods presented or in the future as these intangible assets would be depleted using the units of production method in a manner consistent with the method currently used to calculate depletion, depreciation, and amortization expense ("DD&A") on those assets.

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

The Company's rate of recording depreciation, depletion and amortization expense for proved properties is dependent on the Company's estimate of proved reserves. If these reserve estimates change, the rate at which the Company records these expenses will change.

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

Upon entering into a derivative contract, the Company designates the derivative instruments as a hedge of the variability of cash flow to be received (cash flow hedge). Changes in the fair value of a cash flow hedge are recorded in other comprehensive income to the extent that the derivative is effective in offsetting changes in the fair value of the hedged item. Any ineffectiveness in the relationship between the cash flow hedge and the hedged item is recognized currently in income. Gains and losses accumulated in other comprehensive income associated with the cash flow hedge are recognized in earnings as oil and natural gas revenues when the forecasted transaction occurs. All of the Company's derivative instruments at December 31, 2002 and June 30, 2003 were designated and effective as cash flow hedges except certain options described below under "Volatility of Oil and Natural Gas Prices".

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

Income Taxes

Under Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes", deferred income taxes are recognized at each year end for the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts based on tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce the deferred tax asset to the amount expected to be realized.

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

As of December 31, 2002 and June 30, 2003, $0.4 million and $0.7 million, net of tax of $0.2 million and $0.4 million, respectively, remained in accumulated other comprehensive income related to the valuation of the Company's hedging positions.

Total oil purchased and sold under swaps and collars during the three months ended June 30, 2002 and 2003 were 45,500 Bbls and 63,300 Bbls, respectively. Total natural gas purchased and sold under swaps and collars during the three months ended June 30, 2002 and 2003 were 728,000 MMBtu and 819,000 MMBtu, respectively. Total oil purchased and sold under swaps and collars during the six months ended June 30, 2002 and 2003 were 45,500 Bbls and 126,300 Bbls, respectively. Total natural gas purchased and sold under swaps and collars during the six months ended June 30, 2002 and 2003 were 1,538,000 MMBtu and 1,349,000 MMBtu, respectively. The net losses realized by the Company under such hedging arrangements were $0.4 million and $0.4 million for the three months ended June 30, 2002 and 2003, respectively, and are included in oil and natural gas revenues. The net losses realized by the Company under such hedging arrangements were $0.4 million and $1.7 million for the six months ended June 30, 2002 and 2003, respectively, and are included in oil and natural gas revenues.

At December 31, 2002 and June 30, 2003 the Company had the following outstanding hedge positions:


                                        AS OF DECEMBER 31, 2002
-----------------------------------------------------------------------------------------------------------
                                    CONTRACT VOLUMES
                              -----------------------------
                                                               AVERAGE        AVERAGE         AVERAGE
          QUARTER                 BBls           MMbtu       FIXED PRICE    FLOOR PRICE    CEILING PRICE
----------------------------  -------------  -------------- -------------- -------------- -----------------
First Quarter 2003                  27,000                  $       24.85
First Quarter 2003                  36,000                                 $       23.50  $          26.50
First Quarter 2003                                 540,000                          3.40              5.25
Second Quarter 2003                 27,300                          24.85
Second Quarter 2003                 36,000                                         23.50             26.50
Second Quarter 2003                                546,000                          3.40              5.25
Third Quarter 2003                                 552,000                          3.40              5.25
Fourth Quarter 2003                                552,000                          3.40              5.25


                                        AS OF JUNE 30, 2003
-----------------------------------------------------------------------------------------------------------
                                    CONTRACT VOLUMES
                              -----------------------------
                                                               AVERAGE        AVERAGE         AVERAGE
          QUARTER                 BBls           MMbtu       FIXED PRICE    FLOOR PRICE    CEILING PRICE
----------------------------  -------------  -------------- -------------- -------------- -----------------
Third Quarter 2003                                 276,000  $        4.70
Third Quarter 2003                                 552,000                 $        3.40  $           5.25
Fourth Quarter 2003                                552,000                          3.40              5.25
Second Quarter 2004                                273,000                          4.00              5.20
Third Quarter 2004                                 276,000                          4.00              5.20
Fourth Quarter 2004                                 93,000                          4.00              5.20

During July 2003, the Company entered into swap arrangements covering 36,800 Bbls of oil for August 2003 through October 2003 production with a fixed price of $30.00.

In addition to the hedge positions above, during the second quarter of 2003, the Company acquired options to sell 6,000 MMBtu of natural gas per day for the period July 2003 through August 2003 (552,000 MMBtu) at $8.00 per MMBtu for approximately $119,000.

The Company acquired these options to protect its cash position against potential margin calls on certain natural gas derivatives due to large increases in the price of natural gas. These options have been classified as derivatives. As of June 30, 2003, these options have been adjusted to their estimated fair market value of approximately $28,000 and a charge for the adjustment of $91,000 has been included in other income and expense for the three months ended June 30, 2003.

NEW ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2003, we will adopt SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This standard will not have a material impact on our consolidated financial statements.

The FASB issued Interpretation 46, "Consolidation of Variable Interest Entities" ("FIN 46"), in January 2003. FIN 46 requires the consolidation of certain types of entities in which a company absorbs a majority of another entity's expected losses, receives a majority of the other entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. The Company has identified no transactions or related entities that required consolidation under this interpretation.

Currently, the FASB and representatives of the SEC accounting staff are engaged in discussions on the issue of whether SFAS 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangibles", which were effective June 30, 2001, called for mineral rights held under a lease or other contractual arrangement to be classified on the balance sheet as intangible assets and accompanied by specific footnote disclosures. Historically, oil and gas companies, including the Company, have included these costs with all other oil and gas property costs in Property, Plant, and Equipment on the consolidated balance sheet.

In the event this interpretation is adopted, a substantial portion of the acquisition costs of oil and gas properties would be required to be classified on the balance sheet as an intangible asset. The Company believes this interpretation would not have a material effect on our results of operations for the periods presented or in the future as these intangible assets would be depleted using the units of production method in a manner consistent with the method currently used to calculate depletion, depreciation, and amortization expense ("DD&A") on those assets.

FORWARD LOOKING STATEMENTS

The statements contained in all parts of this document, including, but not limited to, those relating to the Company's schedule, targets, estimates or results of future drilling, budgeted wells, increases in wells, budgeted and other future capital expenditures, use of offering proceeds, outcome and effects of litigation, expected production or reserves, increases in reserves, acreage working capital requirements, hedging activities, the ability of expected sources of liquidity to implement its business strategy, level of risk and capital involved in the North Sea project area, the application of FIN 46 to Pinnacle, and any other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe" and similar expression are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, the Company's dependence on its key personnel, factors that affect the Company's ability to manage its growth and achieve its business strategy, risks relating to, limited operating history, technological changes, significant capital requirements of the Company, the potential impact of government regulations in the United States and elsewhere, litigation, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks, availability of equipment, weather and other factors detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.

      ITEM 3A - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


For information regarding our exposure to certain market risks, see "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2002 except for the Company's hedging activity subsequent to December 31, 2002 as described above in "Volatility of Oil and Natural Gas Prices". There have been no material changes to the disclosure regarding our exposure to certain market risks made in the Annual Report. For additional information regarding our long-term debt, see Note 4 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

                        ITEM 4 - CONTROLS AND PROCEDURES


In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

There has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2 - Changes in Securities and Use of Proceeds

         Pursuant to an exchange election provided in a letter agreement, dated May 1, 2001, with certain participants in the Carrizo 2001 Seismic and Acreage Program (the "2001 Program"), the Company is issuing to such participants, who have exercised their election, approximately 168,000 shares of its common stock in exchange for the participants' entire interest in the 2001 Program, including approximately 350 square miles of 3D seismic data and working interests in certain producing properties. The exchange transaction is effective on July 31, 2003 and will be valued using the close price of the Company's common stock on that date, for a total of approximately $1.2 million. Such transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) thereof as a transaction not involving any public offering.

Item 3 - Defaults Upon Senior Securities

         None.

Item 4 - Submission of Matters to a Vote of Security Holders

         At the Annual Meeting of Carrizo Oil & Gas, Inc. held on May 23, 2003, there were represented by person or by proxy 13,879,926 shares out of 14,200,716 entitled to vote as of the record date, constituting a quorum.

         The matters submitted to a vote of shareholders were (1) the reelection of Steven A. Webster, Christopher C. Behrens, Bryan R. Martin, Douglas A.P. Hamilton, Paul B. Loyd, Jr., F. Gardner Parker, S.P. Johnson IV and Frank A. Wojtek as directors, (2) the approval of an amendment to the incentive plan to provide for additional stock option grants to the chairman and members of certain committee of the Board of Directors and (3) the approval of the appointment of Ernst & Young LLP as Independent Public Accountants for the fiscal year ended December 31, 2003. With respect to the election of directors, the following number of votes were cast for the nominees: 13,554,530 for Mr. Webster and 325,396 withheld; 13,554,530 for Mr. Behrens and 325,396 withheld; 13,554,330 for Mr. Martin and 325,596 withheld; 13,554,530 for Mr. Hamilton and 325,396 withheld; 7,611,358 for Mr. Loyd and 325,596 withheld; 13,553,810 for
Mr. Parker and 326,116 withheld; 13,519,805 for Mr. Johnson and 360,121 withheld; and 13,554,530 for Mr. Wojtek and 325,396 withheld. There were no abstentions in the election of directors. With respect to the amendment to the incentive plan, 10,991,953 votes were cast for the amendment, 464,794 votes were against and 7,340 votes abstained. With respect to the appointment of Ernst & Young LLP as Independent Public Accountants, 13,860,068 votes were cast for the appointment, 10,882 votes were against, and 8,976 votes abstained.

Item 5 - Other Information

         On August 14, 2003, the Company announced the appointment of Paul F. Boling as Vice President and Chief Financial Officer, Secretary and Treasurer of the Company. Frank A. Wojtek left the Company to pursue other interests.

         Paul F. Boling, age 49, joined Carrizo as Chief Financial Officer, Vice President, Secretary and Treasurer on August 12, 2003. From 2001 to 2003, Mr. Boling was the Global Controller for Resolution Performance Products, LLC., an international epoxy resins manufacturer. From 1990 to 2001, Mr. Boling served in a number of financial and managerial positions with Cabot Oil & Gas Corporation, serving most recently as Vice President, Finance. Mr. Boling is a CPA and holds a B.B.A. from Baylor University.

Item 6 - Exhibits and Reports on Form 8-K

         Exhibits

  Exhibit
  Number                                  Description
----------     -----------------------------------------------------------------
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

      10.1 -- Contribution and Subscription Agreement dated June 23, 2003 by and among Pinnacle Gas Resources, Inc., CCBM, Inc., Rocky
               Mountain Gas, Inc. and the CSFB Parties listed therein.

      10.2 -- Transition Services Agreement dated June 23, 2003 by and between the Company and Pinnacle Gas Resources, Inc.

      31.1 --  CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002.

      31.2 --  CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002.

      32.1 --  CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002.

      32.2 --  CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002.


+        Incorporated herein by reference as indicated.

         Reports on Form 8-K

                  The Company filed a Current Report on Form 8-K on April 29, 2003 (information furnished not filed) and a Current Report on Form 8-K on May 8, 2003 (information furnished not filed).

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Carrizo Oil & Gas, Inc.
                                    (Registrant)



Date: August 14, 2003               By:  /s/S. P. Johnson, IV
                                    --------------------------------------------
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date: August 14, 2003               By:  /s/Paul F. Boling
                                    --------------------------------------------
                                    Vice President and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

  Exhibit
  Number                                  Description
----------     -----------------------------------------------------------------
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

      10.1 -- Contribution and Subscription Agreement dated June 23, 2003 by and among Pinnacle Gas Resources, Inc., CCBM, Inc., Rocky
               Mountain Gas, Inc. and the CSFB Parties listed therein.

      10.2 -- Transition Services Agreement dated June 23, 2003 by and between the Company and Pinnacle Gas Resources, Inc.

      31.1 --  CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002.

      31.2 --  CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002.

      32.1 --  CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002.

      32.2 --  CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002.

+        Incorporated herein by reference as indicated.