Form 10-K
period 2003-12-31
CARRIZO OIL & GAS INC
filed 2004-03-30
CIK 1040593

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003
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

                                 YES [ ] NO [X]

         At June 30, 2003, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $27.8 million based on the closing price of such stock on such date of $6.10.

         At March 15, 2004, the number of shares outstanding of the registrant's Common Stock was 18,401,053.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the definitive proxy statement for the Registrant's 2004 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2003.

================================================================================

                                TABLE OF CONTENTS


PART I......................................................................                2
  Item 1. and Item 2. Business and Properties...............................                2
  Item 3. Legal Proceedings.................................................               23
  Item 4. Submission of Matters to a Vote of Security Holders...............               23
  Executive Officers of the Registrant......................................               23
PART II.....................................................................               24
  Item 5. Market for Registrant's Common Stock, Related Shareholder
     Matters and Issuer Purchases of Equity Securities......................               24
  Item 6. Selected Financial Data...........................................               25
  Item 7. Management's Discussion and Analysis of Financial Condition and
     Results of Operations..................................................               26
  Item 7A. Qualitative and Quantitative Disclosures About Market Risk.......               48
  Item 8. Financial Statements and Supplementary Data.......................               48
  Item 9. Changes In and Disagreements With Accountants on Accounting
     and Financial Disclosure...............................................               48
  Item 9A. Controls and Procedures..........................................               48
PART III....................................................................               49
  Item 10. Directors and Executive Officers of the Registrant...............               49
  Item 11. Executive Compensation........................s..................               49
  Item 12. Security Ownership of Certain Beneficial Owners and Management
    and Related Shareholder Matters.........................................               49
  Item 13. Certain Relationships and Related Transactions...................               49
  Item 14. Principal Accountant Fees and Services...........................               49
PART IV.....................................................................               49
  Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K..               49

PART I

ITEM 1. AND ITEM 2. BUSINESS AND PROPERTIES

GENERAL

         Carrizo Oil & Gas, Inc. ("Carrizo," the "Company" or "We") is an independent energy company engaged in the exploration, development and production of natural gas and oil. Our current operations are focused in proven, producing natural gas and oil geologic trends along the onshore Gulf Coast in Texas and Louisiana, primarily in the Miocene, Wilcox, Frio and Vicksburg trends. Our other interests include properties in East Texas, a coalbed methane investment in the Rocky Mountains and, recently, the Barnett Shale trend in North Texas. Additionally, in 2003 we obtained licenses to explore in the U.K. North Sea.

         We have traditionally grown our production through our 3-D seismic-driven exploratory drilling program. Our compound production growth rate for the period December 31, 1999 through December 31, 2003 on an annualized basis was 15%. From our inception through December 31, 2003, we participated in the drilling of 295 wells (89.9 net) with a success rate of approximately 68% in our onshore Gulf Coast core area. Exploratory wells accounted for 97% of the total wells we drilled. Our total proved reserves as of December 31, 2003 were an estimated 70.4 Bcfe with a PV-10 Value of $116.0 million. During 2003, we added 15.1 Bcfe to proved reserves and produced a record 7.5 Bcfe. We have historically financed the majority of our drilling activity through internal cash flow generated primarily from oil and natural gas production sales revenue.

         As a main component of our business strategy, we have acquired licenses for over 8,700 square miles of 3-D seismic data for processing and evaluation. Historically, we either (1) sought to acquire seismic permits from landowners that included options to lease the acreage prior to conducting proprietary surveys or (2) participated in 3-D group shoots in which we typically sought to obtain leases or farm-ins rather than lease options. Since 2001, we have been able to increase the size of our 3-D seismic holdings in our onshore Gulf Coast core area by approximately 75% to over 6,650 square miles, in large part by taking advantage of very favorable pricing available for nonproprietary data from libraries of seismic companies.

         One of our primary strengths is the experience of our management and technical staff in the development, processing and analysis of this 3-D seismic data to generate and drill natural gas and oil prospects. Our technical and operating employees have an average of over 20 years of industry experience, in many cases with major and large independent oil and gas companies, including Shell Oil, ARCO, Conoco, Vastar Resources, Pennzoil and Tenneco. Analyzing and reprocessing our 3-D seismic database, our highly qualified technical staff is continually adding to and refining our substantial inventory of drilling locations.

         We believe that our utilization of large-scale 3-D seismic surveys and related technology allows us to create and maintain a multiyear inventory of high-quality exploration prospects. As of December 31, 2003, we had 98,557 gross acres in Texas and Louisiana under lease or lease option, almost all of which is covered by 3-D seismic data. On this leased acreage, we have identified over 120 potential exploratory drilling locations, including over 45 additional extension opportunities, depending on the success of our initial drilling activities on those locations. The vast majority of our 3-D seismic data covers productive geological trends in our onshore Gulf Coast core area, where we have made 192 completions as a result of our utilization and evaluation of this data.

         Most of our drilling targets prior to 2000 were shallow (from 4,000 to 7,000 feet), normally pressured reservoirs that generally involved moderate cost (typically $0.3 million to $0.4 million per completed well) and risk. Since then, the depth of many of the wells that we have drilled, as well as our current drilling prospects, are deeper, over-pressured targets with greater economic potential but generally higher cost (typically $1.0 million to $4.0 million per completed well) and risk. We seek to sell a portion of these deeper prospects to reduce our exploration risk and financial exposure while retaining significant upside potential. More recently, we have begun to retain larger percentages of, and increased our exposure to, higher cost, higher potential wells. We expect to use a portion of the proceeds from our recently completed offering to increase our percentage of and exposure to these wells.

         We operate the majority of our projects through the exploratory phase. As of December 31, 2003, we operated 94 producing oil and gas wells, which accounted for 55% of the onshore Gulf Coast producing wells in which we had an interest.

         During 2001, through our wholly-owned subsidiary, CCBM, Inc. ("CCBM"), we acquired 50% of the working interests held by Rocky Mountain Gas, Inc. ("RMG") in approximately 107,000 net mineral acres prospective for coalbed methane located in the Powder River Basin in Wyoming and Montana. Subsequently, we participated in the acquisition and/or drilling of 77 gross wells (21 net) before jointly contributing with RMG a majority of our coalbed methane property interests and operations into a newly, formed company, Pinnacle Gas Resources, Inc. ("Pinnacle"). In exchange for the assets contributed, CCBM and RMG each received a 37.5% common stock ownership in Pinnacle and options to purchase additional common stock, or on a fully diluted basis, CCBM and RMG each received a 26.9% interest in Pinnacle. Simultaneously with the contribution of these assets, Credit Suisse First Boston Private Equity entities (the "CSFB Parties") contributed $17.6 million cash along with a future cash commitment to Pinnacle in exchange for common stock, warrants and preferred stock equal to a 46.2% interest on a fully diluted basis. In February 2004, the CSFB Parties contributed additional funds of $11.8 million into Pinnacle to continue funding the 2004 development program which will increase their ownership to 66.7% on a fully diluted basis should we and RMG each elect not to exercise our available options. The business operations and development program of Pinnacle does not require us to provide any further capital infusion, unless we determine to exercise our options. See "The Pinnacle Transaction" for more information on this transaction.

         In addition to our interest in Pinnacle, CCBM retained interests in approximately 145,000 gross acres in the Castle Rock coalbed methane project area in Montana and the Oyster Ridge project area in Wyoming.

         In mid-2003, we became active in the Barnett Shale play located in Tarrant and Parker counties in Northeast Texas. The Barnett Shale is a blanket marine shale formation that is natural gas bearing at depths ranging from 6,000 to 8,500 feet and is ubiquitous across the Fort Worth Basin. Though this area has been well known for natural gas production for many years, improvements in fracture techniques in recent years have dramatically changed the economics of producing this reservoir. The reserve profile from productive wells drilled in the Barnett Shale region is noteably longer-lived compared to the typical reserve profile from wells drilled in our onshore Gulf Coast core area.

         Accordingly, we believe that developing producing reserves in the Barnett Shale play will have the potential to lengthen our overall average reserve life and, on balance, add a long-lived cash flow stream to fund our future capital exploration and development program. In our Barnett Shale play to date, including our $8.2 million acquisition in February 2004 (see the "Barnett Shale Trend" below for more information on this transaction), and drilling participations, we have acquired approximately 7,500 net acres and drilled 14 gross (7 net) wells. As of March 2004, our current net production and proved reserves in the Barnett Shale trend are estimated at 2.0 Mmcfe/d and 11.3 Bcfe, respectively.

         Certain terms used herein relating to the oil and natural gas industry are defined in "Glossary of Certain Industry Terms" below.

BUSINESS STRATEGY

Growth Through the Drillbit

         Our objective is to create shareholder value through the execution of a business strategy designed to capitalize on our strengths. Key elements of our business strategy include:

         - Grow Primarily Through Drilling. We are pursuing an active technology-driven exploration drilling program. We generate exploration prospects through geological and geophysical analysis of 3-D seismic and other data. Our ability to successfully define and drill exploratory prospects is demonstrated by our exploratory drilling success rate in the onshore Gulf Coast core area of 73% over the last three years. We are drilling or plan to drill approximately 35 wells (14.3 net) in the onshore Gulf Coast area during 2004. We have budgeted approximately $40 to $45 million for capital expenditures in 2004, $39.8 million of which we expect to use for drilling activities in the onshore Gulf Coast area.

         - Focus on Prolific and Industry-Proven Trends. We focus our activities primarily in the prolific onshore Gulf Coast area where our management, our technical staff and our field operations teams have significant prior experience. Although we have broadened our areas of operations to include the Rocky Mountains and have purchased interests in the Barnett Shale trend and the U.K. North Sea, we plan to focus a majority of our near-term capital expenditures in the onshore Gulf Coast region, where we believe our accumulated data and knowledge base provide a competitive advantage.

         - Aggressively Evaluate 3-D Seismic Data and Acquire Acreage to Maintain a Large Drillsite Inventory. We have accumulated and continue to add to a multiyear inventory of 3-D seismic and geologic data along the prolific producing trends of our onshore Gulf Coast region. In 2003, we added approximately 1,050 square miles of newly released 3-D and seismic data. We believe our utilization of large-scale 3-D seismic surveys and related technology provides us with the opportunity to maximize our exploration success. As of December 31, 2003, we had accumulated licenses for approximately 8,700 square miles of 3-D seismic data and identified over 210 drilling locations and extension opportunities, including 123 currently under lease or in the process of being leased.

         - Maintain a Balanced Exploration Drilling Portfolio. We seek to balance our drilling program between projects with relatively lower risk and moderate potential and drilling prospects that have relatively higher risk and substantial potential.

                  We will continue to expand our exploratory drilling portfolio, including possibly through acquisitions with exploration potential.

         - Manage Risk Exposure by Market Testing Prospects and Optimizing Working Interests. We seek to limit our financial and operating risks by varying our level of participation in drilling prospects with differing risk profiles and by seeking additional technical input and economic review from knowledgeable industry participants regarding our prospects. Additionally, we rely on advanced technologies, including 3-D seismic analysis, to better define geologic risks, thereby enhancing the results of our drilling efforts. We also seek to operate our projects in order to better control drilling costs and the timing of drilling.

         - Retain and Incentivize a Highly Qualified Technical Staff. We employ 18 natural gas and oil professionals, including geophysicists, petrophysicists, geologists, petroleum engineers and production and reserve engineers, who have an average of over 20 years of experience. This level of expertise and experience gives us a unique in-house ability to apply advanced technologies to our drilling and production activities. Our technical staff is granted stock options and participates in an incentive bonus pool based on production resulting from our exploratory successes.

EXPLORATION APPROACH

         Our exploration strategy has generally been to accumulate large amounts of 3-D seismic data along primarily prolific, producing trends of the onshore Gulf Coast, after obtaining options to lease areas covered by the data. We then use 3-D seismic data to identify or evaluate prospects before drilling the prospects that fit our risk/reward criteria. We typically seek to explore in locations within our core areas of expertise that we believes have (1) numerous accumulations of normally pressured reserves at shallow depths and in geologic traps that are difficult to define without the interpretation of 3-D seismic data and (2) the potential for large accumulations of deeper, over-pressured reserves.

         As a result of the increased availability of economic onshore 3-D seismic surveys and the improvement and increased affordability of data interpretation technologies, we have relied almost exclusively on the interpretation of 3-D seismic data in our exploration strategy. We generally do not invest any substantial portion of the costs for an exploration well without first interpreting 3-D seismic data. The principal advantage of 3-D seismic data over traditional 2-D seismic analysis is that it affords the geoscientist the ability to interpret a three dimensional cube of data as compared to interpreting between widely separated two dimensional vertical profiles. Consequently, the geoscientist is able to more fully and accurately evaluate prospective areas, improving the probability of drilling commercially successful wells in both exploratory and development drilling.

         Historically, we sought to obtain large volumes of 3-D seismic data by participating in large seismic data acquisition programs either alone or pursuant to joint venture arrangements with other energy companies, or through "group shoots" in which we shared the costs and results of seismic surveys. By participating in joint ventures and group shoots, we were able to share the up-front costs of seismic data acquisition and interpretation, thereby enabling us to participate in a larger number of projects and diversify exploration costs and risks. Most of our operations are conducted through joint operations with industry participants.

         We have also participated in 3-D data licensing swaps, whereby we transfer license rights to certain proprietary 3-D data we own in exchange for license rights to other 3-D data within our core areas, thus allowing us to obtain access to additional 3-D data within our Gulf Coast Core Areas at either minimal or no out-of-pocket cash cost. Since 2001, we also have made significant purchases of 3-D data from the libraries of seismic companies at favorable pricing.

         In more recent years, we have focused less on conducting proprietary 3-D surveys and have focused instead on (1) the continual interpretation and evaluation of our existing 3-D seismic database and the drilling of identified prospects on such acreage and (2) the acquisition of existing non-proprietary 3-D data at reduced prices, in many cases contiguous to or near existing project areas where we have extensive knowledge and subsequent acquisition of related acreage as we deem to be prospective based upon our interpretation of such 3-D data.

         In late 2002, we acquired (or obtained the right to acquire) an additional 2,750 square miles of 3-D seismic data in our Gulf Coast Core Areas. These new data are primarily either recently merged and reprocessed data sets or former proprietary data sets newly released to industry. Specific operating areas to which new data were added as a result of the late 2002 data acquisition include (1) 450 square miles of newly reprocessed 3-D data to the Matagorda project area, (2) 167 square miles of newly released 3-D data to the Liberty Project area, (3) 239 square miles to the Wilcox project area and (4) 826 square miles of newly reprocessed 3-D data to the South Louisiana project area. These data acquisitions consist of existing nonproprietary data sets obtained from seismic companies at what we believe to be attractive pricing.

    We maintain a flexible and diversified approach to project identification by focusing on the estimated financial results of a project area rather than limiting our focus to any one method or source for obtaining leads for new project areas. Our current project areas result from leads developed primarily by our internal staff. Additionally, we monitor competitor activity and review outside prospect generation by small, independent "prospect generators," or our joint venture partners. We compliment our exploratory drilling portfolio through the use of these outside sources of project generation and typically retain operation rights. Specific drill-sites are typically chosen by our own geoscientists.

OPERATING APPROACH

         Our management team has extensive experience in the development and management of exploration projects along the Texas and Louisiana Gulf Coast. We believe that the experience of our management in the development, processing and analysis of 3-D projects and data in the Gulf Coast Core Areas is a core competency to our continued success.

         We generally seek to obtain lease operator status and control over field operations, and in particular seek to control decisions regarding 3-D survey design parameters and drilling and completion methods. As of December 31, 2003, we operated 94 producing oil and natural gas wells.

         We emphasize preplanning in project development to lower capital and operational costs and to efficiently integrate potential well locations into the existing and planned infrastructure, including gathering systems and other surface facilities. In constructing surface facilities, we seek to use reliable, high quality, used equipment in place of new equipment to achieve cost savings. We also seek to minimize cycle time from drilling to hook-up of wells, thereby accelerating cash flow and improving ultimate project economics.

         We seek to use advanced production techniques to exploit and expand our reserve base. Following the discovery of proved reserves, we typically continue to evaluate our producing properties through the use of 3-D seismic data to locate undrained fault blocks and identify new drilling prospects and performs further reserve analysis and geological field studies using computer aided exploration techniques. We have integrated our 3-D seismic data with reservoir characterization and management systems through the use of geophysical workstations which are compatible with industry standard reservoir simulation programs.

SIGNIFICANT PROJECT AREAS

         This section is an explanation and detail of some of the relevant project groupings from our overall inventory of productive wells, seismic data and prospects. Our operations are focused primarily in the onshore Gulf Coast extending from South Louisiana to South Texas. Our other areas of interest are in East Texas, the Barnett Shale trend, the Rocky Mountains and the U.K. North Sea. The table below highlights our main areas of activity:

                           3-D PROJECT SU MMARY CHART

                             AS OF DECEMBER 31, 2003


                                PRODUCTIVE           3-D          NET
                                  WELLS            SEISMIC      OPTIONS/     DRILLING CAPITAL EXPENDITURES
                             --------------         DATA         LEASED      -----------------------------
                             GROSS      NET      (SQ. MILES)     ACRES         2003         BUDGETED 2004
                             -----      ---      -----------     -----         ----         -------------
Onshore Gulf Coast:
  Wilcox.................      29       8.5         1,858        18,326        $5.5              $7.0
  Frio/Vicksburg.........     139      43.6         2,129         8,922         6.6              11.6
  Southeast Texas.......       11       3.8           834         4,052         4.5               9.8
  South Louisiana......         7       1.3         1,864         2,896         5.6               8.9
East Texas...............      45       5.9           472         2,816          --               1.5
Rocky Mountain........         --        --           473        27,140         0.8                --
Barnett Shale............       2        .6            --         4,028         1.6                1.0(1)
North Sea................      --        --           153       209,613          --                --
Other Areas..............      --        --           980            --          --                --
                              ---      ----         -----       -------      ------            ------
  Total..................     233      63.7         8,763       277,793      $ 24.6            $ 39.8
                              ===      ====         =====       =======      ======            ======

------------------------
   (1) We expect to obtain a mezzanine project facility to finance a majority of our exploration and development program in the Barnett Shale play in 2004. Accordingly, our 2004 capital spending program in the Barnett Shale trend could increase significantly. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ONSHORE GULF COAST AREA

         For purposes of presentation, we divide our onshore Gulf Coast core region into four main producing areas: Wilcox, Frio/Vicksburg, Southeast Texas and South Louisiana. Our onshore Gulf Coast core area generally contains geologically complex natural gas objectives well-suited for drilling using 3-D seismic evaluation.

         In our onshore Gulf Coast area, we have identified over 120 exploratory drilling opportunities on acreage we have under lease or have an option to lease, including over 45 additional extension opportunities, depending on the success of our initial drilling activities on those locations. We have budgeted approximately $40 to $45 million to drill approximately 35 wells (14.3 net) and to purchase and reprocess 3-D seismic surveys during 2004.

TEXAS - WILCOX AREAS

         We have licenses for approximately 1,800 square miles of 3-D seismic data and 18,326 acres of leasehold in the Wilcox trend in Texas. From January 1, 2000 through December 31, 2003, we drilled and completed 32 wells (9.2 net) on 40 attempts in this area. We incurred capital expenditures of $5.5 million and drilled eight wells (2.3 net) in the Texas Wilcox area in 2003 and expect to devote approximately $7.0 million to drill eight wells (3.8 net) in this area in 2004. As of March 1, 2004, we have identified over 30 exploratory drilling locations, with an additional 22 potential extension opportunities, in the Wilcox trend over which we have licenses for 3-D seismic data and leased acreage. Approximately 18 of the 30 exploratory locations we have identified are relatively lower risk and generally shallower with the remainder being relatively higher risk and deeper with greater upside potential.

         Greater Cabeza Creek. Since January 1, 2000, our exploration efforts in the Wilcox area largely have been focused in the greater Cabeza Creek area centered in Goliad, Lavaca and Dewitt Counties, where we have licenses for over 950 square miles of 3-D seismic data and 5,400 net acres of leasehold. From January 1, 2000 through December 31, 2003, we drilled 14 wells (7.1 net) with an 86% success rate in this area. Our most notable discovery was the Riverdale Field in 2001, where we have 68.8% working interest. The Riverdale Field was delineated with two extension wells. The greater Cabeza Creek area continues to be a primary focus area in the middle and lower Wilcox intervals which have relatively higher potential and risk. We have a significant acreage position to either explore ourselves or sell to third parties while retaining a promoted interest.

TEXAS FRIO/VICKSBURG/YEGUA AREAS

         This combined trend area sometimes overlaps but is generally closer to the Texas Gulf Coast than the Wilcox areas discussed above. In any particular target or prospect in this area, the Frio is the shallower formation, above the deeper Vicksburg and still deeper

Yegua formations. We have licenses for a total of over 2,100 miles of 3-D seismic data and 8,922 net leasehold acres over this trend. Since 1999, we have focused primarily in Matagorda County, the location of the Providence Field, and in Brooks County, the location of the Encinitas Field.

         As of March 1, 2004, we have identified over 23 exploratory drilling locations with an additional 12 potential extension opportunities (depending on the success of our initial drilling activities on those locations) in the Frio/ Vicksburg trend area over which we have licenses for 3-D seismic data and leased acreage. Approximately 15 of the 23 exploratory locations we have identified are relatively lower risk and generally shallower with the remaining eight being relatively higher risk and deeper with greater upside potential.

         From January 1, 2000 through December 31, 2003, we drilled and completed 38 wells (10.0 net) in 45 attempts in this trend. We incurred capital expenditures of $6.6 million and drilled 16 wells (3.4 net) in the Frio/ Vicksburg trend area in 2003 and expect to devote approximately $11.6 million to drill 14 wells (5.4 net) in this area in 2004.

         Providence Field. We have licenses for over 540 square miles of 3-D data (including 450 square miles of newly reprocessed data delivered in 2003) in and surrounding the Providence Field we discovered in 2001. Since the discovery well commenced production in January 2002, five wells have been drilled and successfully completed. Four of the wells had average production rates ranging from 14,309 to 17,669 Mcfe per day per well during the first 90 full days of production. The field has cumulative production as of December 31, 2003 of 11.3 Bcfe. We have working interests ranging from 35% to 45% in the leases in this field and operate three of the six wells. We anticipate participating in two additional extension wells (1.0 net) in the field in second quarter 2004.

         Encinitas Field. This field, the site of our first 3-D seismic survey in 1995, has 24 wells currently producing. Since 1996, we have participated in the drilling of 24 wells (4.0 net) in this area, 22 (3.5 net) of which were successfully completed. During 2003, we participated in the drilling of nine wells, all of which were successfully completed. We expect to drill between four and eight wells in 2004, with an additional six to 10 well locations to be drilled thereafter. We will have a 27.5% working interest in those wells.

SOUTHEAST TEXAS AREAS

         The Southeast Texas area contains similar objective levels found in the Frio/Vicksburg/Yegua trend area. We separate this as a focus area because of the geographic concentration of our 3-D seismic data and because reservoirs in this area can display seismic amplitude anomalies. Seismic amplitude anomalies can be interpreted as an indicator of hydrocarbons, although these anomalies are not necessarily reliable as to hydrocarbon presence or productivity. We have acquired licenses for approximately 834 square miles of 3-D data (including 400 square miles of newly released data delivered in 2003) over our Southeast Texas project area which is focused primarily on the Frio, Yegua, Cook Mountain and Vicksburg formations. The project area is split into the Cedar Point and Liberty County areas.

         As of March 1, 2004, we have identified over 15 exploratory drilling locations with an additional 10 potential extension locations in the Southeast Texas area over which we have licenses for 3-D seismic data. Approximately 12 of the 15 exploratory locations we have identified are relatively lower risk and generally shallower with the remaining three being relatively higher risk and deeper with greater upside potential.

         From January 1, 2000 to December 31, 2003, we participated in the drilling and completion of 12 wells (4.3 net) in 17 attempts in this area. We incurred capital expenditures of $4.5 million and drilled five wells (1.3 net) in the Southeast Texas area in 2003 and expect to devote approximately $9.8 million and drilled nine wells (3.6 net) in this area in 2004. The Liberty Project Area and Cedar Point Project Area have proven to be successful for us, and we expect that the Liberty Project Area will constitute a significant portion of our drilling program for 2004.

Cedar Point

         The Cedar Point Project Area is located in Chambers County, Texas, adjacent to Trinity Bay. The 30-square-mile 3-D survey targets the lower Frio and Vicksburg formations. Since 1999, five of six wells drilled have been successful. In 2003, we drilled one well that produced an average of 15,789 Mcfe per day during the first 90 full days of production. In December 2003, we completed an extension well that encountered approximately 41 feet of logged pay. Our working interest in leases in this project area is approximately 28% in the first well drilled in 2003 and 25% in the extension well.

Liberty

         We have identified and leased prospects ranging from the Frio to the Cook Mountain formations within the 500 square miles of 3-D seismic data in the Liberty Project Area which, along with 290 square miles of newly released 3-D seismic data licensed in early 2003, now covers significant areas of Liberty and Hardin Counties, Texas. Since January 1, 2000, we have been successful on six of eight wells drilled, including one Yegua well, one Frio well and five Cook Mountain wells. In 2002, we completed one well that produced an average of 9,787 Mcfe per day during the first 90 full days of production. We operate this well and own a 40% working interest. In 2003, we had another drilling success in this area with a well producing an average of 13,030 Mcfe per day during the first 90 full days of production. We operate this well and own a 46.3% working interest.

LOUISIANA AREA

         The South Louisiana area primarily contains objectives in the Middle and Lower Miocene intervals. We have acquired licenses for approximately 1,850 square miles of 3-D data (including 1,416 square miles of newly released data delivered in 2003), and approximately 2,700 net acres of leasehold. The 3-D seismic data sets are concentrated in one general area including St. Mary, Terrebonne and LaFourche Parishes.

         Currently, we have identified over eight exploratory drilling locations with an additional three potential extension locations in the South Louisiana area over which we have licenses for 3-D seismic data. Two of the eight exploratory locations we have identified are relatively lower risk and generally shallower with the other six being relatively higher risk and deeper with greater upside potential. From January 1, 2000 to December 31, 2003, we drilled and completed seven wells (1.7 net) on 14 attempts in this area. We incurred capital expenditures of $5.6 million and drilled three wells (0.7 net) in the South Louisiana area in 2003 and expect to devote approximately $8.9 million to drill five wells (2.5 net) in this area in 2004.

LaRose

         During 2002, we successfully drilled and completed an offset well to the discovery well in this area. We operate the two wells and own a 40% working interest. The discovery well produced at an average of 15,581 Mcfe per day during the first 90 full days of production. We plan to participate in three to four additional wells (1.3 to 1.8 net) in the general area during 2004.

Patterson

         In December 2003, we announced the discovery of Shadyside #1 well in this area, which logged over 77 feet of apparent net pay. The well commenced production during March 2004 and was producing 12,900 Mcf of natural gas and 245 barrels of oil (13,890 Mcfe) per day on March 25, 2004. We operate the well and have an approximate 35% working interest. We believe there are two potential extension wells in the Patterson area.

OTHER AREAS OF INTEREST

         Our other areas of interest are contained in:

         - East Texas, where we have our Camp Hill heavy oil project and our Tortuga Grande Cotton Valley prospect;

         - the Barnett Shale trend in North Texas, a new area of interest in 2003 on which we have acquired leases on over 4,000 net acres and have participated in the drilling of six wells (2.6 net) as of December 31, 2003. Since that time, we have drilled another eight wells (4.0 net) and, through an $8.2 million acquisition (see "Barnett Shale Trend" below) along with an acreage leasing program, have increased our holdings in the trend by 5,800 gross acres (3,500 net) and 21 gross wells (6.7 net);

         - coalbed methane interests in the Rocky Mountains, largely related to our minority interest in Pinnacle Gas Resources, Inc., a corporate joint venture formed with an affiliate of Credit Suisse First Boston in 2003; and

         - our recently obtained offshore licenses to explore on approximately 210,000 acres in the U.K. North Sea, which we plan to promote to third parties and for which our estimated project commitments from commencement through mid-2005 are $0.9 million.

         For 2004, we expect to obtain a mezzanine project facility to finance a majority of (1) the $8.2 acquisition in the Barnett Shale trend in February 2004 and (2) our exploration and development program in the Barnett Shale play in 2004 and 2005. With the mezzanine facility, our 2004 capital spending program in the Barnett Shale trend could be $20 to $30 million. For the remainder of our other areas of interest, we expect to spend less than $2.5 million total in these areas. We believe that each of these areas has significant potential for us. We may, in the future, either allocate a larger portion of our capital expenditures for development of these interests or sell down or otherwise dispose of these interests.

EAST TEXAS AREA

         The East Texas area encompasses multiple objectives, including the Wilcox and Cotton Valley intervals. We are focused on the Camp Hill Field, a Wilcox steam flood project in Anderson County, and the Tortuga Grande Prospect, a Cotton Valley sand opportunity. We have licenses for over 470 square miles of 3-D seismic data in the East Texas area and 2,816 net acres under lease.

         We expect to invest $1.5 million to drill eight (6.9 net) wells in this region in 2004.

         Camp Hill Project. We own interests in eight leases totaling approximately 600 gross acres in the Camp Hill field in Anderson County, Texas. We currently operate seven of these leases. During the year ended December 31, 2003, the project produced an average of 52 Bbls/d of 19 API gravity oil. The wells produce from a depth of 500 feet and utilize a tertiary steam drive as an enhanced oil recovery process. Although efficient at maximizing oil recovery, the steam drive process is relatively expensive to operate because natural gas or produced crude is burned to create the steam injectant. Lifting costs during the year ended December 31, 2003 averaged $20.80 per barrel ($3.47 per Mcfe). In response to high fuel gas prices, steam injection was reduced in mid-2000. Because profitability increases when natural gas prices drop relative to oil prices, the project is a natural hedge against decreases in natural gas prices relative to oil prices. The oil produced, although viscous, commands a higher price (an average premium of $1.00 per Bbl during the year ended December 31, 2003) than West Texas intermediate crude due to its suitability as a lube oil feedstock. As of December 31, 2003, we had 8.3 MMBbls of proved oil reserves in this project, with 990 MBbls of oil reserves currently developed. We have from time to time chosen to delay development of our proved undeveloped reserves in the Camp Hill Field in East Texas in favor of pursuing shorter-term exploration projects with potential higher rates of return, adding to our lease position in this field and further evaluating additional economic enhancements for this field's development. The proved undeveloped reserves at the Camp Hill Field constitute 71% of our proved reserves and account for 50% of our present value of net future revenues from proved reserves as of December 31, 2003. We anticipate drilling additional wells and increasing steam injection to develop the proved undeveloped reserves in this project, with the timing and amount of expenditures dependent on the relative prices of oil and natural gas. We have an average working interest of approximately 90% in this field and an average net revenue interest of 74%.

         Tortuga Grande Prospect. In March 2004 we finalized an agreement to operate the re-entry of an abandoned Cotton Valley test well that calculates on logs to have over 230 feet of sands with possible production. At the time the well was originally drilled, the operator perforated the objective interval and tested gas but in uneconomic volumes. This well was drilled before newer fracturing technologies were developed that could have increased flow rates and during a period when gas prices were significantly lower. Assuming successful testing of this re-entry, there are over 10 potential extension locations on our acreage that may be prospective.

BARNETT SHALE TREND

         We began active participation in the Barnett Shale play in the Fort Worth Basin on acreage located west of the city of Fort Worth, Texas in mid-2003. In 2003, we acquired leases on approximately 4,100 net acres and invested $0.9 million to drill six wells (2.6 net), two of which were completed and producing and four of which were awaiting pipeline hookup at year end. Net production from the two online wells (0.6 net) was a combined 380 Mcfe per day at year end.

         During 2004, we have drilled eight additional wells (4.0 net) and acquired an additional 2,100 net acres. Seven out of our 14 gross wells were on-line producing approximately 700 Mcfe net per day in March 2004. The remaining seven wells are awaiting completion and pipeline hookup. We received permits for the first proposed well, a horizontal well, for which we will act as operator, and expect to commence drilling in the second quarter of 2004. We are continuing to expand our leasehold acquisition in this trend.

         In February 2004 we purchased specified wells and leases in the Barnett Shale trend in Denton County, Texas from a private company for $8.2 million. These non-operated properties have an average 39 percent working interest. The acquisition includes 21 existing gross wells (6.7 net) and interests in approximately 1,500 net acres, which we expect to provide another 27 gross drillsites. Current net production from the acquired properties is approximately
1.4 MMcfe/d and net proved reserves are internally estimated at 9.7 Bcfe.

WYOMING/MONTANA COALBED METHANE PROJECT AREA

Rocky Mountain Region

         As discussed below under "--Pinnacle Transaction," in the second quarter of 2003, we contributed to Pinnacle our Powder River Basin properties in the Clearmont, Kirby, Arvada and Bobcat project areas located in Wyoming and Montana. We also own direct interests in approximately 145,000 gross acres of coalbed methane properties in the Castle Rock project area in Montana and the Oyster Ridge project area in Wyoming that were not contributed to Pinnacle, but we currently have no proved reserves of, and are no longer receiving revenue from, coalbed methane gas other than through Pinnacle.

         By 2003 year end, Pinnacle had completed the acquisition and/or drilling of 201 wells (or approximately 96 net). All of the wells encountered coal accumulations and are apparent successes in various stages of development and/or stages of production. Coalbed methane wells typically first produce water in a process called dewatering and then, as the water production declines, begin producing methane gas at an increasing rate. As the wells mature, the production peaks and begins declining.

         In February 2004, the CSFB Parties contributed additional funds of $11.8 million into Pinnacle to continue funding the 2004 development program which will increase their ownership to 66.7% on a fully diluted basis should we and RMG each elect not to exercise our available options. The business operations and development program of Pinnacle does not require us to provide any further capital infusion, unless we determine to exercise our options. See "-The Pinnacle Transaction" below for more information on this transaction.

         Of the approximate 319,000 gross and 90,000 net mineral acres held by us and Pinnacle, respectively, as of December 31, 2003, approximately 193,000 and 21,000 net mineral acres, respectively, are located in the State of Montana. The issuance of new coalbed methane drilling permits in Montana was halted temporarily pending the Federal Bureau of Land Management's approval of a final record of decision on Montana's Resource Management Plan environmental impact statement and the Montana Department of Environmental Quality's approval of a statewide oil and gas environmental impact statement. These two program approvals were obtained in April and August of 2003, respectively. Accordingly, the Montana Board of Oil and Gas Conservation has begun accepting new coalbed methane drilling permit applications. Environmental groups have initiated two lawsuits, each challenging one of these program approvals. We believe that the decisions by the Federal Bureau of Land Management and the State of Montana ultimately will be upheld and new coalbed methane development will continue to be authorized in Montana. Pinnacle holds approximately 56 grandfathered drilling permits in Montana that were contributed by our joint venture partner RMG at the time of Pinnacle's formation, and RMG holds approximately 56 grandfathered drilling permits in Montana for acreage in which CCBM also has an interest. There can be no assurance that any new permits will be obtained in a given time period or at all.

OTHER PROJECT AREAS

U.K. North Sea Region

         We have been awarded seven acreage blocks, consisting of one "Traditional" and three "Promote" licenses, in the United Kingdom's 21st Round of Licensing. The awarded blocks, to explore for natural gas and oil totaling 209,613 acres, are located within mature producing areas of the Central and Southern North Sea in water depths of 30 to 350 feet. The Promote licenses do not have drilling commitments and have two-year terms. The Traditional license will be canceled after four years if we or our assignee elects not to commit to drilling a well. We believe our U.K. North Sea interest is a natural extension to our technical analyses, portfolio and business plan. The U.K. North Sea includes proven hydrocarbon trends with established technological expertise, available large 3-D seismic datasets and significant exploration potential. We plan to promote our interests to other parties experienced in drilling and operating in this region. Geological and geophysical costs will be incurred in an attempt to maximize the value of our retained interest. Our estimated project commitments from commencement through mid-2005 are $0.9 million, comprised of $0.2 million for seismic data, $0.2 million for leasehold costs and $0.2 million for data processing in 2003 and $0.3 million for seismic data processing in 2004.

WORKING INTEREST AND DRILLING IN PROJECT AREAS

         The actual working interest we will ultimately own in a well will vary based upon several factors, including the depth, cost and risk of each well relative to our strategic goals, activity levels and budget availability. From time to time some fraction of these wells may be sold to industry partners either on a prospect by prospect basis or a program basis. In addition, we may also contribute acreage to larger drilling units thereby reducing prospect working interest. We have, in the past, retained less than 100% working interest in our drilling prospects. References to our interests are not intended to imply that we have or will maintain any particular level of working interest.

         Although we have identified or budgeted for numerous drilling prospects, we may not be able to lease or drill those prospects within our expected time frame or at all. Wells that are currently part of our capital budget may be based on statistical results of drilling activities in other 3-D project areas that we believe are geologically similar rather than on analysis of seismic or other data in the prospect area, in which case actual drilling and results are likely to vary, possibly materially, from those statistical results. In addition, our drilling schedule may vary from our expectations because of future uncertainties. Our final determination of whether to drill any scheduled or budgeted wells will be dependent on a number of factors, including (1) the results of our exploration efforts and the acquisition, review and analysis of the seismic data; (2) the availability of sufficient capital resources to us and the other participants for the drilling of the prospects; (3) the approval of the prospects by the other participants after additional data has been compiled; (4) economic and industry conditions at the time of drilling, including prevailing and anticipated prices for natural gas and oil and the availability and prices of drilling rigs and crews; and (5) the availability of leases and permits on reasonable terms for the prospects. There can be no assurance that these projects can be successfully developed or that any identified drillsites or budgeted wells discussed will, if drilled, encounter reservoirs of commercially productive oil or natural gas. We may seek to sell or reduce all or a portion of our interest in a project area or with respect to prospects or wells within a project area.

         Our success will be materially dependent upon the success of our exploratory drilling program, which is an activity that involves numerous risks. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Natural gas and oil drilling is a speculative activity and involves numerous risks and substantial and uncertain costs that could adversely affect us."

OIL AND NATURAL GAS RESERVES

         The following table sets forth our estimated net proved oil and natural gas reserves and the PV-10 Value of such reserves as of December 31, 2003. The reserve data and the present value as of December 31, 2003 were prepared by Ryder Scott Company and Fairchild & Wells, Inc., Independent Petroleum Engineers. For further information concerning Ryder Scott's and Fairchild's estimate of our proved reserves at December 31, 2003, see the reserve reports included as exhibits to this Annual Report on Form 10-K. The PV-10 Value was prepared using constant prices as of the calculation date, discounted at 10% per annum on a pretax basis, and is not intended to represent the current market value of the estimated oil and natural gas reserves owned by us. For further information concerning the present value of future net revenue from these proved reserves, see Note 15 of Notes to Consolidated Financial Statements.

                                                   PROVED RESERVES
                                     -------------------------------------------
                                     DEVELOPED       UNDEVELOPED         TOTAL
                                     ---------       -----------        --------
                                               (DOLLARS IN THOUSANDS)
Oil and condensate (MBbls)               1,395            7,319            8,714
Natural gas (MMcf)                      17,098              971           18,069
Total proved reserves (MMcfe)           25,466           44,887           70,353
PV-10 Value(1)                        $ 81,567         $ 34,408         $115,975

------------------------
(1) The PV-10 Value as of December 31, 2003 is pre-tax and was determined by using the December 31, 2003 sales prices, which averaged $30.29 per Bbl of oil, $6.19 per Mcf of natural gas.

         No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the Securities and Exchange Commission (the "Commission"). The reserve data set forth in this Annual Report on Form 10-K represent only estimates. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Our reserve data and estimated discounted future net cash flows are estimates based on assumptions that may be inaccurate and are based on existing economic and operating conditions that may change in the future."

         Our future oil and natural gas production is highly dependent upon our level of success in finding or acquiring additional reserves. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--We depend on successful exploration, development and acquisitions to maintain reserves and revenue in the future." Also, the failure of an operator of our wells to adequately perform operations, or such operator's breach of the applicable agreements, could adversely impact us. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--We cannot control the activities on properties we do not operate and are unable to ensure their proper operation and profitability."

VOLUMES, PRICES AND OIL & NATURAL GAS OPERATING EXPENSE

    The following table sets forth certain information regarding the production volumes of, average sales prices received for and average production costs associated with our sales of oil and natural gas for the periods indicated. The table includes the cash impact of hedging activities and the effect of certain hedge positions with an affiliate of Enron Corp. reclassified as derivatives during November 2001.

                                                 YEAR ENDED DECEMBER 31,
                                           ---------------------------------
                                              2001       2002       2003
                                           ---------   ---------   ---------
Production volumes
  Oil (MBbls)                                    160         401         450
  Natural gas (MMcf)                           4,432       4,801       4,763
  Natural gas equivalent (MMcfe)               5,390       7,207       7,463
Average sales prices
  Oil (per Bbl)                            $   24.28   $   24.94   $   28.90
  Natural gas (per Mcf)                         5.04        3.50        5.35
  Natural gas equivalent (per Mcfe)             4.87        3.72        5.16
Average costs (per Mcfe)
  Camp Hill operating expenses             $    2.14   $    2.50   $    3.45
  Other operating expenses                      0.43        0.44        0.58
  Total operating expenses(1)                   0.77        0.68        0.90

------------------------
(1) Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), workover costs and the administrative costs of production offices, insurance and property and severance taxes.

FINDING AND DEVELOPMENT COSTS

         The table below reconciles our calculation of finding cost to our costs incurred in the purchase of proved and unproved properties and in development and exploration activities, excluding capitalized interest on unproved properties of $3.2 million, $3.1 million and $2.9 million for the years ended December 31, 2001, 2002 and 2003, respectively. We have also included capitalized overhead in our finding cost of $1.0 million, $1.0 million and $1.4 million for the years ended December 31, 2001, 2002 and 2003, respectively. We have also included non-cash asset retirement obligations of $0.7 million for the year ended December 31, 2003.

                                                                            Year Ended December 31,
                                                                     -------------------------------------
                                                                       2001          2002          2003
                                                                     --------      --------      ---------
                                                                               (In thousands)
Acquisition costs:
  Unproved properties contributed to Pinnacle                        $  5,239      $  1,323      $       -
  Other unproved properties                                             7,368         5,079          7,280
  Proved properties                                                       800           660              -
Exploration                                                            18,356        14,194         23,745
Development                                                             3,065         2,351            112
Asset retirement obligation                                                 -             -            744
                                                                     --------      --------      ---------

  Total costs incurred                                               $ 34,828      $ 23,607      $  31,881
                                                                     ========      ========      =========

Less unproved properties contributed to Pinnacle                     $  5,239      $  1,323      $       -
                                                                     --------      --------      ---------

Adjusted costs                                                       $ 29,589      $ 22,284      $  31,881
                                                                     ========      ========      =========

Total proved reserves added                                            15,018        11,761         15,138
                                                                     --------      --------      ---------

Average all-sources finding cost (per Mcfe) (1)                      $   1.97      $   1.89      $    2.11
                                                                     ========      ========      =========

------------------------
(1) Our all-sources finding cost excludes the coalbed methane unproved property costs we contributed as a minority investment to Pinnacle Gas Resources, Inc. in June 2003 and, accordingly, is no longer included in our consolidated operations.

         For the three year period ended December 31, 2003, our total adjusted costs for development, exploration and acquisition activities was approximately $83.8 million. Total exploration, development and acquisition activities for the three year period ended December 31, 2003 have added approximately 41.9 Bcfe of net proved reserves at an all-sources finding cost of $2.00 per Mcfe.

         Our finding and development costs have historically fluctuated on a year-to-year basis. Finding and development costs, as measured annually, may not be indicative of our ability to economically replace oil and natural gas reserves because the recognition of costs may not necessarily coincide with the addition of proved reserves.

DEVELOPMENT, EXPLORATION AND ACQUISITION CAPITAL EXPENDITURES

         The following table sets forth certain information regarding the gross costs incurred in the purchase of proved and unproved properties and in development and exploration activities.

                                                     YEAR ENDED DECEMBER 31,
                                              ---------------------------------
                                                2001        2002         2003
                                              --------    --------     --------
                                                       (IN THOUSANDS)
Acquisition costs
  Unproved prospects                          $ 12,607    $  6,402     $  7,280
  Proved properties                                800         660            -
Exploration                                     18,356      14,194       23,745
Development                                      3,065       2,351          112
Asset retirement obligation                          -           -          744
                                              --------    --------     --------
    Total costs incurred(1)                   $ 34,828    $ 23,607     $ 31,881
                                              ========    ========     ========

------------------------
(1) Excludes capitalized interest on unproved properties of $3.2 million, $3.1 million and $2.9 million for the years ended December 31, 2001, 2002, and 2003, respectively, and includes capitalized overhead of $1.0 million, $1.0 million and $1.4 million for the years ended December 31, 2001, 2002 and 2003, respectively. The table also includes non-cash asset retirement obligations of

         $0.7 million for the year ended December 31, 2003.

                                                                 .
DRILLING ACTIVITY

         The following table sets forth our drilling activity for the years ended December 31, 2001, 2002 and 2003. In the table, "gross" refers to the total wells in which we have a working interest and "net" refers to gross wells multiplied by our working interest therein. Our drilling activity from January 1, 1996 to December 31, 2003 has resulted in a commercial success rate of approximately 71%.

                                            YEAR ENDED DECEMBER 31,
                                 ----------------------------------------------
                                      2001            2002             2003
                                 ------------    -------------     ------------
                                 GROSS    NET    GROSS     NET     GROSS    NET
                                 -----    ---    -----     ---     -----    ---
Exploratory Wells
  Productive                      18      5.9      16      5.6      33      9.2
  Nonproductive                    5      1.4       3      1.1       5      0.8
                                  --      ---      --      ---      --     ----
    Total                         23      7.3      19      6.7      38     10.0
                                  ==      ===      ==      ===      ==     ====
Development Wells
  Productive                       2      0.3       1      0.4       1      0.2
  Nonproductive                    -        -       -        -       -        -
                                  --      ---      --      ---      --     ----
    Total                          2      0.3       1      0.4       1      0.2
                                   =      ===       =      ===       =      ===

         At December 31, 2002 and 2003, we had ownership in 11 and 12 gross (2.7 and 3.2 net) wells, respectively, with dual completion in single bore holes. The above table excludes 77 gross (29 net) wells drilled or acquired by CCBM through 2003, a majority of which were contributed to Pinnacle during 2003. The wells contributed to Pinnacle are in various stages of development and/or stages of production. See "Wyoming/Montana Coalbed Methane Project Area" below.

PRODUCTIVE WELLS

         The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of December 31, 2003. This table excludes all wells drilled or acquired by CCBM through 2003, a majority of which were contributed to Pinnacle in that year.

                           COMPANY
                           OPERATED            OTHER            TOTAL
                         ------------     --------------    -------------
                         GROSS    NET     GROSS      NET    GROSS     NET
                         -----    ---     -----      ---    -----     ---
Oil                       53       48       10        3       63       51
Natural gas               41       20       68       18      109       38
                          --       --       --       --      ---       --
  Total                   94       68       78       21      172       89
                          ==       ==       ==       ==      ===       ==

ACREAGE DATA

         The following table sets forth certain information regarding our developed and undeveloped lease acreage as of December 31, 2003. Developed acres refers to acreage within producing units and undeveloped acres refers to acreage that has not been placed in producing units. Leases covering substantially all of the undeveloped acreage in the following table will expire within the next three years. In general, our leases will continue past their primary terms if oil or natural gas in commercial quantities is being produced from a well on such leases.

                       DEVELOPED ACREAGE     UNDEVELOPED ACREAGE            TOTAL
                       -----------------     -------------------      -----------------
                        GROSS      NET         GROSS      NET          GROSS       NET
                       ------    -------     --------   --------      -------   -------
North Sea                   -         -       209,613   209,613       209,613   209,613
Louisiana               1,545       526         4,550     2,370         6,095     2,896
Texas                  39,940    14,696        45,100    20,114        85,040    34,810
Montana/Wyoming             -         -       145,376    16,710       145,376    16,710
                       ------    ------       -------   -------       -------   -------
  Total                41,485    15,222       404,639   248,807       446,124   264,029
                       ======    ======       =======   =======       =======   =======

         The table does not include 7,422 gross and 3,334 net acres that we had a right to acquire in Texas, pursuant to various seismic and lease option agreements at December 31, 2003. Under the terms of our option agreements, we typically have the right for a period of one year, subject to extensions, to exercise our option to lease the acreage at predetermined terms. Our lease agreements generally terminate if producing wells have not been drilled on the acreage within a period of three years. Further, the table does not include 28,511 gross and 10,430 net acres in Wyoming that CCBM has the right to earn pursuant to certain drilling obligations and other predetermined terms.

MARKETING

         Our production is marketed to third parties consistent with industry practices. Typically, oil is sold at the wellhead at field-posted prices plus a bonus and natural gas is sold under contract at a negotiated price based upon factors normally considered in the industry, such as distance from the well to the pipeline, well pressure, estimated reserves, quality of natural gas and prevailing supply and demand conditions.

         Our marketing objective is to receive the highest possible wellhead price for our product. We are aided by the presence of multiple outlets near our production in the Texas and Louisiana onshore Gulf Coast. We take an active role in determining the available pipeline alternatives for each property based on historical pricing, capacity, pressure, market relationships, seasonal variances and long-term viability.

         There are a variety of factors that affect the market for natural gas and oil, including:

         - the extent of domestic production and imports of natural gas and oil;

         - the proximity and capacity of natural gas pipelines and other transportation facilities;

         -        demand for natural gas and oil;

         -        the marketing of competitive fuels; and

         - the effects of state and federal regulations on natural gas and oil production and sales.

         See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors--Natural gas and oil prices are highly volatile, and lower prices will negatively affect our financial results," "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors--We are subject to various governmental regulations and environmental risks" and "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors--The marketability of our natural gas production depends on facilities that we typically do not own or control, which could result in a curtailment of production and revenues."

         We from time to time market our own production where feasible with a combination of market-sensitive pricing and forward-fixed pricing. We utilize forward pricing to take advantage of anomalies in the futures market and to hedge a portion of our production deliverability at prices exceeding forecast. All of these hedging transactions provide for financial rather than physical settlement. For a discussion of these matters, our hedging policy and recent hedging positions, see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies and Estimates--Derivative Instruments and Hedging Activities," "Qualitative and Quantitative Disclosures About Market Risk--Derivative Instruments and Hedging Activities," and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--We may continue to hedge the price risks associated with our production. Our hedge transactions may result in our making cash payments or prevent us from benefiting to the fullest extent possible from increases in prices for natural gas and oil."

COMPETITION AND TECHNOLOGICAL CHANGES

         We encounter competition from other natural gas and oil companies in all areas of our operations, including the acquisition of exploratory prospects and proven properties. Many of our competitors are large, well-established companies that have been engaged in the natural gas and oil business for much longer than we have and possess substantially larger operating staffs and greater capital resources than we do. We may not be able to conduct our operations, evaluate and select suitable properties and consummate transactions successfully in this highly competitive environment.

         The natural gas and oil industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. If one or more of the technologies we use now or in the future were to become obsolete or if we are unable to use the most advanced commercially available technology, our business, financial condition and results of operations could be materially adversely affected.

REGULATION

         Natural gas and oil operations are subject to various federal, state and local environmental regulations that may change from time to time, including regulations governing natural gas and oil production, federal and state regulations governing environmental quality and pollution control and state limits on allowable rates of production by well or proration unit. These regulations may affect the amount of natural gas and oil available for sale, the availability of adequate pipeline and other regulated transportation and processing facilities and the marketing of competitive fuels. For example, a productive natural gas well may be "shut-in" because of an oversupply of natural gas or lack of an available natural gas pipeline in the areas in which we may conduct operations. State and federal regulations generally are intended to prevent waste of natural gas and oil, protect rights to produce natural gas and oil between owners in a common reservoir, control the amount of natural gas and oil produced by assigning allowable rates of production and control contamination of the environment. Pipelines are subject to the jurisdiction of various federal, state and local agencies. We are also subject to changing and extensive tax laws, the effects of which cannot be predicted.

         The following discussion summarizes the regulation of the United States oil and gas industry. We believe we are in substantial compliance with the various statutes, rules, regulations and governmental orders to which our operations may be subject, although we cannot assure you that this is or will remain the case. Moreover, those statutes, rules, regulations and government orders may be changed or reinterpreted from time to time in response to economic or political conditions, and any such changes or reinterpretations could materially adversely affect our results of operations and financial condition. The following discussion is not intended to constitute a complete discussion of the various statutes, rules, regulations and governmental orders to which our operations may be subject.

Regulation of Natural Gas and Oil Exploration and Production

         Our operations are subject to various types of regulation at the federal, state and local levels that:

         -        require permits for the drilling of wells;

         - mandate that we maintain bonding requirements in order to drill or operate wells; and

         - regulate the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, the plugging and abandoning of wells and the disposal of fluids used in connection with operations.

         Our operations are also subject to various conservation laws and regulations. These regulations govern the size of drilling and spacing units or proration units, the density of wells that may be drilled in natural gas and oil properties and the unitization or pooling of natural gas and oil properties. In this regard, some states allow the forced pooling or integration of tracts to facilitate exploration while other states rely primarily or exclusively on voluntary pooling of lands and leases. In areas where pooling is voluntary, it may be more difficult to form units and therefore more difficult to develop a project if the operator owns less than 100% of the leasehold. In addition, state conservation laws establish maximum rates of production from natural gas and oil wells, generally prohibit the venting or flaring of natural gas and impose specified requirements regarding the ratability of production. The effect of these regulations may limit the amount of natural gas and oil we can produce from our wells and may limit the number of wells or the locations at which we can drill. The regulatory burden on the natural gas and oil industry increases our costs of doing business and, consequently, affects our profitability. Because these laws and regulations are frequently expanded, amended and reinterpreted, we are unable to predict the future cost or impact of complying with such regulations.

Regulation of Sales and Transportation of Natural Gas

         Federal legislation and regulatory controls have historically affected the price of natural gas we produce and the manner in which our production is transported and marketed. Under the Natural Gas Act of 1938 ("NGA"), the Federal Energy Regulatory Commission ("FERC") regulates the interstate transportation and the sale in interstate commerce for resale of natural gas. Effective January 1, 1993, the Natural Gas Wellhead Decontrol Act (the "Decontrol Act") deregulated natural gas prices for all "first sales" of natural gas, including all of our sales of our own production. As a result, all of our domestically produced natural gas may now be sold at market prices, subject to the terms of any private contracts that may be in effect. The FERC's jurisdiction over interstate natural gas transportation, however, was not affected by the Decontrol Act.

         Under the NGA, facilities used in the production or gathering of natural gas are exempt from the FERC's jurisdiction. We own certain natural gas pipelines that we believe satisfy the FERC's criteria for establishing that these are all gathering facilities not subject to FERC jurisdiction under the NGA. State regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, nondiscriminatory take requirements but does not generally entail rate regulation.

         Although we therefore do not own or operate any pipelines or facilities that are directly regulated by the FERC, its regulations of third-party pipelines and facilities could indirectly affect our ability to market our production. Beginning in the 1980s the FERC initiated a series of major restructuring orders that required pipelines, among other things, to perform open access transportation, "unbundle" their sales and transportation functions, and allow shippers to release their pipeline capacity to other shippers. As a result of these changes, sellers and buyers of natural gas have gained direct access to the particular pipeline services they need and are better able to conduct business with a larger number of counterparties. We believe these changes generally have improved our access to markets while, at the same time, substantially increasing competition in the natural gas marketplace. It remains to be seen, however, what effect the FERC's other activities will have on access to markets, the fostering of competition and the cost of doing business. We cannot predict what new or different regulations the FERC and other regulatory agencies may adopt, or what effect subsequent regulations may have on our activities.

         In the past, Congress has been very active in the area of natural gas regulation. However, the more recent trend has been in favor of deregulation or "lighter handed" regulation and the promotion of competition in the gas industry. There regularly are other legislative proposals pending in the federal and state legislatures which, if enacted, would significantly affect the petroleum industry. At the present time, it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on us. Similarly, and despite the trend toward federal deregulation of the natural gas industry, whether or to what extent that trend will continue, or what the ultimate effect will be on our sales of gas, cannot be predicted.

Oil Price Controls and Transportation Rates

         Our sales of oil, condensate and natural gas liquids are not currently regulated and are made at market prices. The price we receive from the sale of these products may be affected by the cost of transporting the products to market. Much of that transportation is through interstate common carrier pipelines. Effective as of January 1, 1995, the FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to specified conditions and limitations. These regulations may tend to increase the cost of transporting natural gas and oil liquids by interstate pipeline, although the annual adjustments may result in decreased rates in a given year. These regulations generally have been approved on judicial review. Every five years, the FERC must examine the relationship between the annual change in the applicable index and the actual cost changes experienced in the oil pipeline industry. The first such review was completed in 2000 and on December 14, 2000, the FERC reaffirmed the current index. Following a successful court challenge of these orders by an association of oil pipelines, on February 24, 2003 the FERC increased the index slightly for the current five-year period, effective July 2001. We are not able at this time to predict the effects, if any, of these regulations on the transportation costs associated with oil production from our oil-producing operations.

Environmental Regulations

         Our operations are subject to numerous federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on specified lands within wilderness, wetlands and other protected areas, require remedial measures to mitigate pollution from former operations, such as pit closure and plugging abandoned wells, and impose substantial liabilities for pollution resulting from production and drilling operations. The failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of investigatory or remedial obligations or the issuance of injunctions prohibiting or limiting the extent of our operations. Public interest in the protection of the environment has increased dramatically in recent years. The trend of applying more expansive and stricter environmental legislation and regulations to the natural gas and oil industry could continue, resulting in increased costs of doing business and consequently affecting our profitability. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly waste handling, disposal and cleanup requirements, our business and prospects could be adversely affected.

         We generate wastes that may be subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The U.S. Environmental Protection Agency ("EPA") and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous wastes. Furthermore, certain wastes generated by our natural gas and oil operations that are currently exempt from treatment as "hazardous wastes" may in the future be designated as "hazardous wastes" and therefore become subject to more rigorous and costly operating and disposal requirements.

         We currently own or lease numerous properties that for many years have been used for the exploration and production of natural gas and oil. Although we believe that we have implemented appropriate operating and waste disposal practices, prior owners and operators of these properties may not have used similar practices, and hydrocarbons or other wastes may have been disposed of or released on or under the properties we own or lease or on or under locations where such wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes was not under our control. These properties and the wastes disposed thereon may be subject to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), RCRA and analogous state laws as well as state laws governing the management of natural gas and oil wastes. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators) or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--We are subject to various governmental regulations and environmental risks."

         CERCLA, also known as the "Superfund" law, and analogous state laws impose liability, without regard to fault or the legality of the original conduct, on specified classes of persons that are considered to have contributed to the release of a "hazardous substance" into the environment. These classes of persons include the owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of the hazardous substances found at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources and for the costs of certain health studies, and it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

         Our operations may be subject to the Clean Air Act ("CAA") and comparable state and local requirements. In 1990 Congress adopted amendments to the CAA containing provisions that have resulted in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations. The EPA and states have developed and continue to develop regulations to implement these requirements. We may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air emission-related issues. However, we do not believe our operations will be materially adversely affected by any such requirements.

         Federal regulations require certain owners or operators of facilities that store or otherwise handle oil, such as us, to prepare and implement spill prevention, control, countermeasure ("SPCC") and response plans relating to the possible discharge of oil into surface waters. The Oil Pollution Act of 1990 ("OPA") contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. The OPA subjects owners of facilities to strict joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters. The OPA also requires owners and operators of offshore facilities that could be the source of an oil spill into federal or state waters, including wetlands, to post a bond, letter of credit or other form of financial assurance in amounts ranging from $10 million in specified state waters to $35 million in federal outer continental shelf waters to cover costs that could be incurred by governmental authorities in responding to an oil spill. These financial assurances may be increased by as much as $150 million if a formal risk assessment indicates that the increase is warranted. Noncompliance with OPA may result in varying civil and criminal penalties and liabilities. Our operations are also subject to the federal Clean Water Act ("CWA") and analogous state laws. In accordance with the CWA, the State of Louisiana issued regulations prohibiting discharges of produced water in state coastal waters effective July 1, 1997. Pursuant to other requirements of the CWA, the EPA has adopted regulations concerning discharges of storm water runoff. This program requires covered facilities to obtain individual permits or seek coverage under an EPA general permit. Like OPA, the CWA and analogous state laws relating to the control of water pollution provide varying civil and criminal penalties and liabilities for releases of petroleum or its derivatives into surface waters or into the ground.

         We also are subject to a variety of federal, state and local permitting and registration requirements relating to protection of the environment. We believe we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse effect on us.

         As further described in "--Significant Areas--Other Areas of Interest--Rocky Mountain Region," the issuance of new coalbed methane drilling permits and the continued viability of existing permits in Montana have been challenged in lawsuits filed in state and federal court.

OPERATING HAZARDS AND INSURANCE

         The natural gas and oil business involves a variety of operating hazards and risks that could result in substantial losses to us from, among other things, injury or loss of life, severe damage to or destruction of property, natural resources and equipment, pollution or other environmental damage, cleanup responsibilities, regulatory investigation and penalties and suspension of operations.

         In addition, we may be liable for environmental damages caused by previous owners of property we purchase and lease. As a result, we may incur substantial liabilities to third parties or governmental entities, the payment of which could reduce or eliminate the funds available for exploration, development or acquisitions or result in the loss of our properties.

         In accordance with customary industry practices, we maintain insurance against some, but not all, potential losses. We do not carry business interruption insurance or protect against loss of revenues. We cannot assure you that any insurance we obtain will be adequate to cover any losses or liabilities. We cannot predict the continued availability of insurance or the availability of insurance at premium levels that justify its purchase. We may elect to self-insure if we believe that the cost of available insurance is excessive relative to the risks presented. In addition, pollution and environmental risks generally are not fully insurable. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations.

         We participate in a substantial percentage of our wells on a nonoperated basis, and may be accordingly limited in our ability to control the risks associated with natural gas and oil operations.

TITLE TO PROPERTIES; ACQUISITION RISKS

         We believe we have satisfactory title to all of our producing properties in accordance with standards generally accepted in the natural gas and oil industry. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens which we believe do not materially interfere with the use of or affect the value of these properties. As is customary in the industry in the case of undeveloped properties, we make little investigation of record title at the time of acquisition (other than a preliminary review of local records). Investigations, including a title opinion of local counsel, are generally made before commencement of drilling operations. Our revolving credit facility is secured by substantially all of our natural gas and oil properties.

         In acquiring producing properties, we assess the recoverable reserves, future natural gas and oil prices, operating costs, potential liabilities and other factors relating to the properties. Our assessments are necessarily inexact and their accuracy is inherently uncertain. Our review of a subject property in connection with our acquisition assessment will not reveal all existing or potential problems or permit us to become sufficiently familiar with the property to assess fully its deficiencies and capabilities. We may not inspect every well, and we may not be able to observe structural and environmental problems even when we do inspect a well. If problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of those problems. Any acquisition of property interests may not be economically successful, and unsuccessful acquisitions may have a material adverse effect on our financial condition and future results of operations. See "Risk Factors -- Our future acquisitions may yield revenues or production that varies significantly from our projections."

CUSTOMERS

         We sold oil and natural gas production representing more than 10% of our oil and natural gas revenues for the year ended December 31, 2003 to WMJ Investments Corp. (16%), Cokinos Natural Gas Company (15%) and Gulfmark Energy, Inc. (14%); for the year ended December 31, 2002 to Cokinos Natural Gas Company (12%) and Discovery Producer Services, LLC (10%); and for the year ended December 31, 2001 to Cokinos Natural Gas Company (17%). Because alternate purchasers of oil and natural gas are readily available, we believe that the loss of any of our purchasers would not have a material adverse effect on our financial results.

EMPLOYEES

         At December 31, 2003, we had 38 full-time employees, including six geoscientists and six engineers. We believe that our relationships with our employees are good.

         In order to optimize prospect generation and development, we utilize the services of independent consultants and contractors to perform various professional services, particularly in the areas of 3-D seismic data mapping, acquisition of leases and lease options, construction, design, well site surveillance, permitting and environmental assessment. Independent contractors generally provide field and on-site production operation services, such as pumping, maintenance, dispatching, inspection and testings. We believe that this use of third-party service providers has enhanced our ability to contain general and administrative expenses.

         We depend to a large extent on the services of certain key management personnel, the loss of, any of which could have a material adverse effect on our operations. We do not maintain key-man life insurance with respect to any of our employees.

PINNACLE TRANSACTION

Formation and Operations

         During the second quarter of 2003, we and Rocky Mountain Gas, Inc. ("RMG") each contributed our interests in certain natural gas and oil leases in Wyoming and Montana in areas prospective for coalbed methane to a newly formed joint venture, Pinnacle Gas Resources, Inc. In exchange for the contribution of these assets, we each received 37.5% of the common stock of Pinnacle and options to purchase additional Pinnacle common stock, or on a fully diluted basis, we each received an ownership interest in Pinnacle of 26.9%. We retained our interests in approximately 145,000 gross acres in the Castle Rock project area in Montana and the Oyster Ridge project area in Wyoming. We no longer have a drilling obligation in connection with the oil and natural gas leases contributed to Pinnacle.

         Simultaneously with the contribution of these assets, affiliates and related parties of CSFB Private Equity ("CSFB") contributed approximately $17.6 million of cash to Pinnacle in return for redeemable preferred stock of Pinnacle, 25% of Pinnacle's common stock as of the closing date and warrants to purchase Pinnacle common stock. The CSFB parties currently have greater than 50% of the voting power of the Pinnacle capital stock through their ownership of Pinnacle common and preferred stock.

         In February 2004, the CSFB parties contributed additional funds of $11.8 million to continue funding the 2004 development program of Pinnacle. Assuming that we and RMG exercise our Pinnacle options, the CSFB parties' ownership interest in Pinnacle would be 54.6%, and we and RMG each would own 22.7%, on a fully diluted basis. On the other hand, assuming we and RMG each elect not to exercise our Pinnacle options, our interest, on a fully diluted basis, would each decline to 16.7%, and, concurrently, CSFB parties' ownership interest would increase to 66.7%. Our options are exercisable as long as we own Pinnacle common stock, but the exercise price increases by 10% every year.

         Immediately following its formation, Pinnacle acquired an approximate 50% working interest in existing leases and approximately 36,529 gross acres prospective for coalbed methane development in the Powder River Basin of Wyoming from an unaffiliated party for $6.2 million. The leases include 95 producing coalbed methane wells currently in the early stages of dewatering, a process that occurs prior to achieving stabilized production. At the time of the Pinnacle transaction, these wells were producing at a combined gross rate of approximately 2.5 MMcfd, or an estimated 1 MMcfd net to Pinnacle. Pinnacle also agreed to fund up to $14.5 million of future drilling and development costs on these properties on behalf of the third party prior to December 31, 2005. The drilling and development work will be done under the terms of an earn-in joint venture agreement between Pinnacle and Gastar. As of December 31, 2003, Pinnacle owned interests in approximately 131,000 gross acres in the Powder River Basin.

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

         Finding costs. Costs associated with acquiring and developing proved oil and natural gas reserves which are capitalized by us pursuant to generally accepted accounting principles, including all costs involved in acquiring acreage, geological and geophysical work and the cost of drilling and completing wells.

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

ITEM 3. LEGAL PROCEEDINGS

         From time to time, we are party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on our financial position or results of operations.

         In July 2001, we were notified of a prior lease in favor of a predecessor of ExxonMobil purporting to be valid and covering the same property as our Neblett lease in Starr County, Texas. The Neblett lease is part of a unit in N. La Copita Prospect in which we own a non-operating interest. The operator of the lease, GMT, filed a petition for, and was granted, a temporary restraining order against ExxonMobil in the 229th Judicial Court in Starr County, Texas enjoining ExxonMobil from taking possession of the Neblett wells. Pending resolution of the underlying title issue, the temporary restraining order was extended voluntarily by agreement of the parties, conditioned on GMT paying the revenues into escrow and agreeing to provide ExxonMobil with certain discovery materials in this action. ExxonMobil filed a counterclaim against GMT and all the non-operators, including us, to establish the validity of their lease, remove cloud on title, quiet title to the property, and for conversion, trespass and punitive damages. We, along with GMT and other partners, reached a final settlement with ExxonMobil on February 11, 2003. Under the terms of the settlement, we recovered the balance of our drilling costs (approximately $0.1 million) and certain other costs and retained no further interest in the property. No reserves with respect to these properties were included in our reported proved reserves as of December 31, 2001 and 2002.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K.

         The following table sets forth certain information with respect to our executive officers.

            NAME               AGE                   POSITION
---------------------------   ----   ---------------------------------------
S.P. Johnson IV............    48    President, Chief Executive Officer and
                                     Director

Paul F. Boling.............    50    Chief Financial Officer, Vice President,
                                     Secretary and Treasurer

Jeremy T. Greene...........    43    Vice President of Exploration

Kendall A. Trahan..........    53    Vice President of Land

J. Bradley Fisher..........    43    Vice President of Operations

         Set forth below is a description of the backgrounds of each of our executive officers.

         S.P. Johnson IV has served as our President and Chief Executive Officer and a director since December 1993. Prior to that, he worked for Shell Oil Company for 15 years. His managerial positions included Operations Superintendent, Manager of Planning and Finance and Manager of Development Engineering. Mr. Johnson is also a director of Basic Energy Services, Inc. (a well servicing contractor). Mr. Johnson is a Registered Petroleum Engineer and has a B.S. in Mechanical Engineering from the University of Colorado.

         Paul F. Boling became our Chief Financial Officer, Vice President, Secretary and Treasurer in August 2003. From 2001 to 2003, Mr. Boling was the Global Controller for Resolution Performance Products, LLC, an international epoxy resins manufacturer. From

1990 to 2001, Mr. Boling served in a number of financial and managerial positions with Cabot Oil & Gas Corporation, serving most recently as Vice President, Finance. Mr. Boling is a CPA and holds a B.B.A. from Baylor University.

         Jeremy T. Greene was elected Vice President of Exploration in August 2002. From September 2000 to August 2002 he was the Deepwater Gulf of Mexico Division Specialist for EOG Resources, Inc. Mr. Greene was the Eastern Area Deepwater Exploration Manager for Vastar Resources, Inc. from August 1997 to September 2000. He spent the previous 14 years with Vastar Resources, Inc., ARCO International and ARCO, where he held various technical and managerial positions, including Director of Joint Ventures Onshore Gulf Coast and Director of Geophysical Interpretation Research. Mr. Greene received his B.S. in Geophysical Engineering from the Colorado School of Mines and his M.S. in Geophysics from The University of Texas at Austin.

         Kendall A. Trahan has been head of our land activities since joining us in March 1997 and was elected Vice President of Land in June 1997. From 1994 to February 1997, he served as a Director of Joint Ventures Onshore Gulf Coast for Vastar Resources, Inc. From 1982 to 1994, he worked as an Area Landman and then a Division Landman and Director of Business Development for Arco Oil & Gas Company. Prior to that, Mr. Trahan served as a Staff Landman for Amerada Hess Corporation and as an independent Landman. He holds a B.S. degree from the University of Southwestern Louisiana.

         J. Bradley Fisher has served as Vice President of Operations since July 2000 and General Manager of Operations from April 1998 to June 2000. Prior to joining us, Mr. Fisher was the Vice President of Engineering and Operations for Tri-Union Development Corp. from August 1997 to April 1998. He spent the prior 14 years with Cody Energy and its predecessor Ultramar Oil & Gas Limited where he held various managerial and technical positions, last serving as Senior Vice President of Engineering and Operations. Mr. Fisher holds a B.S. degree in Petroleum Engineering from Texas A&M University.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

         Our common stock, par value $0.01 per share, commenced trading on the Nasdaq National Market on August 6, 1997 under the symbol CRZO. The following table sets forth the high and low bid prices per share of our common stock on the Nasdaq National Market for the periods indicated. The sales information below reflects interdealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                     HIGH        LOW
                                                     ----        ---
2002:
  First Quarter...............................    $  6.00    $  4.10
  Second Quarter..............................       5.75       4.26
  Third Quarter...............................       4.70       3.60
  Fourth Quarter..............................       5.73       3.90
2003:
  First Quarter...............................       5.90       4.50
  Second Quarter..............................       6.88       4.25
  Third Quarter...............................       7.44       5.00
  Fourth Quarter..............................       7.94       6.30

         The closing market price of our common stock on March 25, 2004 was $6.55 per share. As of March 25, 2004, there were an estimated 65 record owners of our common stock.

         We have not paid any dividends on our common stock in the past and do not intend to pay such dividends in the foreseeable future. We currently intend to retain any earnings for the future operation and development of our business, including exploration, development and acquisition activities. Our credit agreement with Hibernia National Bank and the terms of our senior subordinated notes restrict our ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

         In February 2004 in connection with our public offering, Mellon Ventures, L.P. exercised all of its warrants to purchase 168,422 shares of our common stock issued in 2002 and 61,199 of its warrants to purchase shares issued in 1999 on a cashless "net exercise" basis. This transaction was exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) as a transaction not involving any public offering and by virtue of Section 3(a)(9).

ITEM 6. SELECTED FINANCIAL DATA

         Our financial information set forth below for each of the five years ended December 31, 2003, has been derived from our audited consolidated financial statements. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Data.

                                                                                  YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------------------------------
                                                                 1999         2000           2001         2002           2003
                                                              ---------   ------------    ----------   ----------   --------------
                                                                           (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
Oil and natural gas revenues                                  $  10,204   $     26,834    $   26,226   $   26,802   $       38,508
Costs and expenses:
  Oil and natural gas operating expenses                          3,036          4,941         4,138        4,908            6,724
  Depreciation, depletion and
   amortization                                                   4,301          7,170         6,492       10,575           11,868
  Write-down of oil and gas properties                                -              -             -            -                -
  General and administrative                                      2,195          3,143         3,333        4,133            5,639
  Accretion expense related to asset retirement                       -              -             -            -               41
  Stock option compensation expense (income)                          -            652          (558)         (85)             313
                                                              ---------   ------------    ----------   ----------   --------------
    Total costs and expenses                                      9,532         15,906        13,405       19,531           24,585
                                                              ---------   ------------    ----------   ----------   --------------
Operating income                                                    672         10,928        12,821        7,271           13,923
Equity in Pinnacle Gas Resources, Inc.                                -              -             -            -             (830)
Interest expense (income) (net of amounts
 capitalized and interest income)                                    13            579           269           54             (18)
Other income and expenses, net                                        -          1,482         1,777          274               28
                                                              ---------   ------------    ----------   ----------   --------------
Income before income taxes                                          685         12,989        14,867        7,599           13,103
Income tax expense (benefit)                                     (1,057)         1,004         5,336        2,809            5,063
                                                              ---------   ------------    ----------   ----------   --------------
Net income before cumulative effect of change
 in accounting principle                                          1,742         11,985         9,531        4,790            8,040
Dividends and accretion of discount on preferred stock                -              -             -            -              741
                                                              ---------   ------------    ----------   ----------   --------------
Net income available to common shareholders
 before cumulative effect of change
 in accounting principle                                          1,742         11,985         9,531        4,790            7,299
Cumulative effect of change in accounting principle                 (78)             -             -            -              128
                                                              ---------   ------------    ----------   ----------   --------------
Net income available to common shareholders (1)               $   1,664   $     11,985    $    9,531   $    4,790   $        7,171
                                                              =========   ============    ==========   ==========   ==============
Basic earnings per share(1)                                   $    2.00   $       0.85    $     0.68   $     0.30   $         0.50
                                                              =========   ============    ==========   ==========   ==============
Diluted earnings per share(1)                                 $    2.00   $       0.74    $     0.57   $     0.26   $         0.43
                                                              =========   ============    ==========   ==========   ==============
Basic weighted average shares outstanding                        10,544         14,028        14,059       14,158           14,312

Diluted weighted average shares outstanding                      10,546         16,256        16,731       16,148           16,744

STATEMENTS OF CASH FLOW DATA:

Net cash provided by operating activities                     $   2,200   $     17,133    $   23,951   $   19,925   $       35,059
Net cash used in investing activities                           (14,179)       (16,438)      (31,224)     (24,100)         (31,101)
Net cash provided by (used in) financing activities              21,457         (3,823)        2,292        5,682           (5,379)

OTHER OPERATING DATA:
Capital expenditures                                          $  10,286   $     19,746    $   38,264   $   26,707   $       33,358
Debt repayments (2)                                               8,174          3,923         5,479        8,745            5,951

                                                                 AS OF DECEMBER 31,
                                            -----------------------------------------------------------
                                               1999        2000        2001         2002        2003
                                            ---------   ---------   ---------    ---------    ---------
BALANCE SHEET DATA:
Working capital (deficit)                   $   8,338   $   6,433   $    (582)   $  (1,442)   $ (11,817)
Property and equipment, net                    64,337      72,129     104,132      120,526      135,273
Total assets                                   83,666      93,000     117,392      135,388      156,803
Long-term debt, including current
 maturities                                    37,170      34,556      38,188       39,495       36,253
Mandatorily redeemable preferred stock              -           -           -            -
Convertible participating preferred stock           -           -           -        6,373        7,114
Equity                                         40,853      52,939      63,204       66,816       76,072

------------------------
(1) Net income for the year ended December 31, 1999 excludes, and earnings per share for the year ended December 31, 1999 includes, the discount on the redemption of our Preferred Stock in the amount of $21.9 million.

(2)      Debt repayments include amounts refinanced.

         Forward Looking Statements. The statements contained in all parts of this document, (including any portion attached hereto) including, but not limited to, those relating to our schedule, targets, estimates or results of future drilling, including the number, timing and results of wells, budgeted wells, increases in wells, the timing and risk involved in drilling follow-up wells, expected working or net revenue interests, planned expenditures, prospects budgeted and other future capital expenditures, risk profile of oil and gas exploration, acquisition of 3-D seismic data (including number, timing and size of projects), planned evaluation of prospects, probability of prospects having oil and natural gas, expected production or reserves, increases in reserves, acreage, working capital requirements, hedging activities, the ability of expected sources of liquidity to implement our business strategy, future hiring, future exploration activity, production rates, potential drilling locations targeting coal seams, the outcome of legal challenges to new coalbed methane drilling permits in Montana, a mezzanine project facility to finance a majority of the February 2004 acquisition costs in the Barnett Shale trend and the exploration and development expenditures in that trend, all and any other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "budgeted," "targeted," "potential," "estimate," "expect," "may," "project," "believe" and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to our dependence on our exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, our dependence on our key personnel, factors that affect our ability to manage our growth and achieve our business strategy, risks relating to our limited operating history, technological changes, our significant capital requirements, the potential impact of government regulations, adverse regulatory determinations, including those related to coalbed methane drilling in Montana, litigation, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks, industry partner issues, availability of equipment, weather and other factors detailed herein and in our other filings with the Securities and Exchange Commission. Some of the factors that could cause actual results to differ from those expressed or implied in forward-looking statements are described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" and in other sections of this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with the consolidated financial statements and other financial information included in this Form 10-K.

GENERAL OVERVIEW

         For the year ended December 31, 2003, we achieved record annual drilling success rates, levels of production, natural gas and oil revenues and our proved oil and gas reserves at the end of 2003 also reached a record level.

         Due to our drilling success, we produced a record 7.5 Bcfe in 2003 compared to 7.2 Bcfe in 2002. At the end of 2003, we also reached a record estimated proved reserves level of 70.4 Bcfe with our 15.1 Bcfe net additions for the year, replacing 196% of our 2003 production.

         In 2003, we drilled 39 wells (10.2 net), including 33 wells in the onshore Gulf Coast and six wells in the Barnett Shale play, with a success rate of 90% compared to a success rate of 85% in 2002, in which we drilled 20 wells (7.1 net), in the onshore Gulf Coast. Between January 1, 2001 and December 31, 2003, 95% of our wells drilled were exploratory and 5% were developmental. In 2003, 97% of these wells were exploratory and 3% were developmental.

         In 2003, our natural gas and oil revenues reached a record level at $38.5 million, and our net income available to common shareholders was $7.2 million, or $0.50 and $0.43 per basic and fully diluted share, respectively. In 2002, our natural gas and oil revenues were $26.8 million, and our net income available to common shareholders was $4.8 million, or $0.30 and $0.26 per basic and fully diluted share, respectively. These increases in natural gas and oil revenues and net income were attributable in part to the record levels of production discussed above and to higher commodity prices.

         Our financial results are largely dependent on a number of factors, including commodity prices. Commodity prices are outside of our control and historically have been and are expected to remain volatile. Natural gas prices in particular have remained volatile during the last few years. Commodity prices are affected by changes in market demands, overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. As a result, we cannot accurately predict future natural gas, natural gas liquids and crude oil prices, and therefore, cannot accurately predict revenues. Including the effects of hedging activities, our realized natural gas price was 53% higher and our realized oil price was 16% higher in 2003 than in 2002.

         Because natural gas and oil prices are unstable, we periodically enter into price-risk-management transactions such as swaps, collars, futures and options to reduce our exposure to price fluctuations associated with a portion of our natural gas and oil production and to achieve a more predictable cash flow. The use of these arrangements limits our ability to benefit from increases in the prices of natural gas and oil. Our hedging arrangements may apply to only a portion of our production and provide only partial protection against declines in natural gas and oil prices.

         We have continued to reinvest a substantial portion of our operating cash flows into funding our drilling program and increasing the amount of 3-D seismic data available to us. In 2004, we expect capital expenditures to be approximately $40 to $45 million, as compared to $33.4 million in 2003.

         At December 31, 2003, our debt-to-total book capitalization ratio was 30.4%, a 16.7% improvement from the 36.5% ratio at the end of 2002. This improvement was primarily the result of the increased shareholders' equity from net income, a decrease in the outstanding debt on the Hibernia credit facility and a reduction in our nonrecourse note to Rocky Mountain Gas, Inc. The debt reductions are described under "--Liquidity and Capital Resources--Financing Arrangements."

         During the second quarter of 2001, we acquired interests in natural gas and oil leases in Wyoming and Montana in areas prospective for coalbed methane and subsequently began to drill wells on those leases. During the second quarter of 2003, we contributed our interests in certain of these leases to a newly formed company, Pinnacle Gas Resources, Inc. ("Pinnacle"). In exchange for this contribution, we received 37.5% of the common stock of Pinnacle and options to purchase additional Pinnacle common stock. We account for our interest in Pinnacle using the equity method. As a result, our contributed operations and reserves are no longer directly reflected in our financial statements. We retained our interests in approximately 189,000 gross acres in the Castle Rock project area in Montana and the Oyster Ridge project area in Wyoming. See "Business and Properties--Pinnacle Transaction" for a description of this transaction. Our discussion of future drilling and capital expenditures does not reflect operations conducted through Pinnacle.

         Since our initial public offering, we have grown primarily through the exploration of properties within our project areas although we consider acquisitions from time to time and may in the future complete acquisitions that we find attractive.

Secondary Common Stock Offering

         In the first quarter of 2004, we completed the public offering of 6,485,000 shares of our common stock at $7.00 per share. The offering included 3,655,500 newly issued shares offered by us and 2,829,500 shares offered by certain existing stockholders. We expect to use our estimated net proceeds of $23.5 million from this offering to accelerate our drilling program and to retain larger interests in portions of our drilling prospects that we otherwise would sell down or for which we would seek joint partners and for general corporate purposes. In the meantime, we used a portion of the net proceeds to repay the $7 million outstanding principal amount under our revolving credit facility. We did not receive any proceeds from the shares offered by the selling stockholders.

Barnett Shale Acquisition

         On February 27, 2004, we closed a transaction with a private company to acquire working interests and acreage in certain oil and gas wells located in the Newark East Field in Denton County, Texas in the Barnett Shale trend. This acquisition, with a purchase price of $8.2 million, includes non-operated working interests in properties ranging from 12.5% to 45% over 3,800 gross acres, or an average working interest of 39%. The acquisition includes 21 existing gross wells (6.7 net) and interests in approximately 1,500 net acres, which we expect to provide another 31 gross drill sites: 13 of which will target proved undeveloped reserves and 18 of which will be exploratory. Current net production from the acquired properties in March 2004 was approximately 1.4 Mmcfe/d and net proved reserves are internally estimated at 9.7 Bcfe.

         Initially, we financed the acquisition with our available cash on hand. In the near term, we expect to establish a new project financing facility to refinance a majority of the acquisition and to fund a majority of our 2004 and 2005 capital expenditure program for the Barnett Shale play.

                                                                 .
RESULTS OF OPERATIONS

Year Ended December 31, 2003 Compared to the Year Ended December 31, 2002

         Oil and natural gas revenues for 2003 increased 44% to $38.5 million from $26.8 million in 2002. Production volumes for natural gas in 2003 decreased 1% to 4,763 MMcf from 4,801 MMcf in 2002. Realized average natural gas prices increased 53% to $5.35 per Mcf in 2003 from $3.50 per Mcf in 2002. Production volumes for oil in 2003 increased 12% to 450 MBbls from 401 MBbls in 2002. The increase in oil production was due primarily to the commencement of production at the Pauline Huebner A-382 #1, Beach House #1 Hankamer and Espree #1. Natural gas production was virtually unchanged compared to 2002 or declined less than 1%. Oil and natural gas revenues include the impact of hedging activities as discussed below under "Volatility of Oil and Gas Prices."

         Average oil prices increased 16% to $28.90 per bbl in 2003 from $24.94 per bbl in 2002.

         The following table summarizes production volumes, average sales prices and operating revenues for our oil and natural gas operations for the years ended December 31, 2002 and 2003:

                                                                                      2003 PERIOD
                                                                                 COMPARED TO 2002 PERIOD
                                                    DECEMBER 31,              ------------------------------
                                             -----------------------           INCREASE           % INCREASE
                                               2002           2003            (DECREASE)          (DECREASE)
                                             --------       --------          ----------          ----------
Production volumes-
  Oil and condensate (Mbbls)                      401            450                49                 12%
  Natural gas (MMcf)                            4,801          4,763               (38)                (1%)
Average sales prices-(1)
  Oil and condensate (per Bbl)               $  24.94       $  28.90          $   3.96                 16%
  Natural gas (per Mcf)                          3.50           5.35              1.85                 53%
Operating revenues (In thousands) -
  Oil and condensate                         $ 10,001       $ 13,014          $  3,013                 30%
  Natural gas                                  16,801         25,494             8,693                 52%
                                             --------       --------          --------
Total                                        $ 26,802       $ 38,508          $ 11,706                 44%
                                             ========       ========          ========

------------------------
(1)      Including the impact of hedging.

         Oil and natural gas operating expenses for 2003 increased 37% to $6.7 million from $4.9 million in 2002. Oil and natural gas operating expenses increased primarily due to higher severance taxes of $0.9 million on higher commodity prices, higher lifting costs of $0.9 million attributable to the increased number of producing wells and in part due to higher ad valorem taxes. Operating expenses per equivalent unit in 2003 increased to $0.90 per Mcfe from $0.68 per Mcfe in 2002. The per unit cost increased primarily as a result of the higher costs noted above.

         Depreciation, depletion and amortization ("DD&A") expense for 2003 increased 12% to $11.9 million from $10.6 million in 2002. This increase was primarily due to the increased land, seismic and drilling costs added to the proved property cost base.

         General and administrative ("G&A") expense for 2003 increased 37% to $5.6 million from $4.1 million for 2002. The increase in G&A was due primarily to higher incentive compensation of $0.6 million, executive severance of $0.3 million, increased legal and professional fees attributable to special projects and rising insurance costs of $0.1 million.

         We recorded a $0.8 million aftertax charge, or $0.05 per fully diluted share, on our minority interest in Pinnacle. Of this charge, $0.2 million, or $0.01 per fully diluted share, relates to a valuation allowance for federal income taxes. It is likely that Pinnacle will continue to record a valuation allowance on the deferred federal tax benefit generated from the operating losses incurred during the early development stages of Pinnacle's coalbed methane project. Concurrently, we will record valuation allowances relative to our share of Pinnacle's financial results.

         Income taxes increased to $5.1 million in 2003 from $2.8 million in 2002 due to the increase in pre-tax income.

         Dividends and accretion of discount on preferred stock increased to $0.7 million in 2003 from $0.6 million in 2002 as a result of the declaration of dividends on preferred stock in 2003.

         Net income for 2003 increased to $8.0 million from $4.8 million in 2002 primarily as a result of the factors described above.

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

         The following table summarizes production volumes, average sales prices and operating revenues for our oil and natural gas operations for the years ended December 31, 2001 and 2002:


                                                                                       2002
                                                    DECEMBER 31,                 COMPARED TO 2001
                                            ----------------------         INCREASE         % INCREASE
                                               2001        2002            (DECREASE)        (DECREASE)
                                            ---------    ---------         ----------       -----------
Production volumes-
  Oil and condensate (Mbbls)                      160          401               241             151%
  Natural gas (MMcf)                            4,432        4,801               369               8%
Average sales prices-(1)
  Oil and condensate (per Bbl)              $   24.28    $   24.94         $    0.66               3%
  Natural gas (per Mcf)                          5.04         3.50             (1.54)            (31%)
Operating revenues (In thousands) -
  Oil and condensate                        $   3,877    $  10,001         $   6,124             158%
  Natural gas                                  22,349       16,801            (5,548)            (25%)
                                            ---------    ---------         ---------
Total                                       $  26,226    $  26,802         $     576               2%
                                            =========    =========         =========

------------------------
(1)      Including the impact of hedging.

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

         DD&A expense for 2002 increased 63% to $10.6 million from $6.5 million in 2001. This increase was primarily due to increased production and the additional seismic and drilling costs added to the proved property cost base.

         G&A expense for 2002 increased 24% to $4.1 million from $3.3 million for 2001. The increase in G&A was due primarily to the addition of contract staff to handle increased drilling and production activities and higher insurance costs.

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

LIQUIDITY AND CAPITAL RESOURCES

         We have made and expect to make capital expenditures in excess of our net cash flows provided by operating activities.

         We will require additional sources of financing to fund drilling expenditures on properties we currently own and to fund leasehold costs and geological and geophysical costs on our exploration projects.

         While we believe that current cash balances and anticipated cash provided by operating activities for 2004 will provide sufficient capital to carry out our exploration plans for that time period, our management continues to seek financing for our capital program from a variety of sources. We may not be able to obtain additional financing on terms that would be acceptable to us. If we cannot obtain acceptable financing, we anticipate that we may be required to limit or defer our planned natural gas and oil exploration and development program, thereby adversely affecting the recoverability and ultimate value of our natural gas and oil properties. See "Risk Factors -- We have substantial capital requirements that, if not met, may hinder operations."

         Our liquidity position has been enhanced by our receipt of approximately $23.5 million in net proceeds from the completion of our 2004 public offering as described in " -- General Overview -- Secondary Common Stock Offering." Our other primary sources of liquidity have included funds generated by operations, proceeds from the issuance of various securities, including our common stock, preferred stock and warrants, and borrowings, primarily under revolving credit facilities and through the issuance of senior subordinated notes.

         Cash flows provided by operating activities were $24.0 million, $19.9 million and $35.1 million for 2001, 2002 and 2003, respectively. The decrease in cash flows provided by operating activities in 2002 as compared to 2001 was due primarily to the one-time gains on the sale of an investment in MPC in 2001. This increase in cash flows provided by operations in 2003 as compared to 2002 was due primarily to higher commodity prices and higher trade payables in 2003.

         Estimated maturities of long-term debt, including our seismic obligation, are $2.1 million in 2004, $7.1 million in 2005 and the remainder in 2007. The following table sets forth estimates of our contractual obligations as of December 31, 2003:

                                    PAYMENTS DUE BY YEAR
                      -------------------------------------------------
                                       (IN THOUSANDS)
                                                 2005 TO
                         TOTAL        2004         2006         2007
                      ----------   ----------   ----------   ----------
Long-Term Debt        $   35,150   $    1,037   $    7,122   $   26,991
Seismic Obligation         1,103        1,103           --           --
Operating Leases             263          263           --           --
                      ----------   ----------   ----------   ----------
Total Contractual
   Cash Obligations   $   36,516   $    2,403   $    7,122   $   26,991
                      ==========   ==========   ==========   ==========

         We have budgeted capital expenditures in 2004 of approximately $45.0 million, of which $39.8 million is expected to be used for drilling activities in our project areas and the balance is expected to be used to fund 3-D seismic surveys, land acquisitions and capitalized interest and overhead costs. We have budgeted to drill approximately 35 gross wells (14.3 net) in the Gulf Coast region and 13 gross wells (9.4 net) in our East Texas area and Barnett Shale trend in 2004. We expect to obtain a mezzanine project facility to finance a majority our acquisition, exploration and development program in the Barnett Shale trend in 2004. Assuming we are successful in obtaining this facility, our capital expenditures in the trend could be between $20 and $30 million in 2004. The actual number of wells drilled and capital expended is dependent upon available financing, cash flow, availability and cost of drilling rigs, land and partner issues and other factors.

         We have continued to reinvest a substantial portion of our cash flows into increasing our 3-D prospect portfolio, improving our 3-D seismic interpretation technology and funding our drilling program. Oil and gas capital expenditures were $38.2 million, $26.7 million and $33.4 million for 2001, 2002 and 2003, respectively. Our drilling efforts resulted in the successful completion of 20 gross wells (5.9 net) in 2001, 17 gross wells (6.0 net) in 2002 and 35 gross wells (9.4 net) in 2003 in the Gulf Coast region. Of the 77 gross wells (29.0 net) drilled or acquired by CCBM, a majority have been contributed to Pinnacle.

         CCBM spent $4.6 million for drilling costs through December 2003, 50% of which would be spent pursuant to an obligation to fund $2.5 million of drilling costs on behalf of RMG. Through December 31, 2003, CCBM has satisfied $2.3 million of its drilling obligations on behalf of RMG. Pinnacle has reported that it drilled 124 gross wells during the second half of 2003 and completed just under half of them by year-end 2003. Pinnacle reportedly added approximately 10.0 Bcf of net proved reserves through development drilling through December 31, 2003. Its gross operated production has increased by approximately 70% since its inception (to approximately 8.2 MMcf/d), and its total well count stands at 369 gross operated wells, according to Pinnacle.

FINANCING ARRANGEMENTS

Hibernia Credit Facility

         On May 24, 2002, we entered into a credit agreement with Hibernia National Bank (the "Hibernia Facility") which matures on January 31, 2005, and repaid our existing facility with Compass Bank (the "Compass Facility"). The Hibernia Facility provides a revolving line of credit of up to $30.0 million. It is secured by substantially all of our assets and is guaranteed by our subsidiary.

         The borrowing base will be determined by Hibernia National Bank at least semi-annually on each October 31 and April 30. The initial borrowing base was $12.0 million, and the borrowing base as of January 31, 2004 was $16.0 million. Each party to the credit agreement can request one unscheduled borrowing base determination subsequent to each scheduled determination. The borrowing base will at all times equal the borrowing base most recently determined by Hibernia National Bank, less quarterly borrowing base reductions required subsequent to such determination. Hibernia National Bank will reset the borrowing base amount at each scheduled and each unscheduled borrowing base determination date.

         On December 12, 2002, we entered into an Amended and Restated Credit Agreement with Hibernia National Bank that provided additional availability under the Hibernia Facility in the amount of $2.5 million which is structured as an additional "Facility B" under the Hibernia Facility. As such, the total borrowing base under the Hibernia Facility as of December 31, 2002 and 2003 was $15.5 million and $19.0 million, respectively, of which $8.5 and $7.0 million, respectively, were drawn as of such dates. The Facility B bore interest at LIBOR plus 3.375%, was secured by certain leases and working interests in oil and natural gas wells and matured on April 30, 2003. We used proceeds from our offering in February 2004 to repay the outstanding balance under the Hibernia Facility. As of March 29, 2004, no amounts were drawn under the Hibernia Facility.

         If the principal balance of the Hibernia Facility ever exceeds the borrowing base as reduced by the quarterly borrowing base reduction (as described above), the principal balance in excess of such reduced borrowing base will be due as of the date of such reduction. Otherwise, any unpaid principal or interest will be due at maturity.

         If the outstanding principal balance of the Hibernia credit facility exceeds the borrowing base at any time, we have the option within 30 days to take any of the following actions, either individually or in combination: make a lump sum payment curing the deficiency, pledge additional collateral sufficient in Hibernia National Bank's opinion to increase the borrowing base and cure the deficiency or begin making equal monthly principal payments that will cure the deficiency within the ensuing six-month period. Those payments would be in addition to any payments that may come due as a result of the quarterly borrowing base reductions. Otherwise, any unpaid principal or interest will be due at maturity.

         For each tranche of principal borrowed under the revolving line of credit, the interest rate will be, at our option: (i) the Eurodollar Rate, plus an applicable margin equal to 2.375% if the amount borrowed is greater than or equal to 90% of the borrowing base, 2.0% if the amount borrowed is less than 90%, but greater than or equal to 50% of the borrowing base, or 1.625% if the amount borrowed is less than 50% of the borrowing base; or (ii) the Base Rate, plus an applicable margin of 0.375% if the amount borrowed is greater than or equal to 90% of the borrowing base. Interest on Eurodollar Loans is payable on either the last day of each Eurodollar option period or monthly, whichever is earlier. Interest on Base Rate Loans is payable monthly.

         We are subject to certain covenants under the terms of the Hibernia Facility, including, but not limited to the maintenance of the following financial covenants: (i) a minimum current ratio of 1.0 to 1.0 (including availability under the borrowing base), (ii) a minimum quarterly debt services coverage of 1.25 times, and (iii) a minimum shareholders equity equal to $56.0 million, plus 100% of all subsequent common and preferred equity contributed by shareholders, plus 50% of all positive earning occurring subsequent to such quarter end, all ratios as more particularly discussed in the credit facility. The Hibernia Facility also places restrictions on additional indebtedness, dividends to non-preferred stockholders, liens, investments, mergers, acquisitions, asset dispositions, asset pledges and mortgages, change of control, repurchase or redemption for cash of our common or preferred stock, speculative commodity transactions, and other matters.

         At December 31, 2002 and 2003, amounts outstanding under the Hibernia Facility totaled $8.5 million and $7.0 million, respectively, with an additional $4.3 million and $12.0 million, respectively, available for future borrowings. At December 31, 2002 and 2003, one letter of credit was issued and outstanding under the Hibernia Facility in the amount of $0.2 million.

Rocky Mountain Gas Note

         In June 2001, CCBM issued a non-recourse promissory note payable in the amount of $7.5 million to RMG as consideration for certain interests in oil and natural gas leases held by RMG in Wyoming and Montana. The RMG note is payable in 41-monthly principal payments of $0.1 million plus interest at 8% per annum commencing July 31, 2001 with the balance due December 31, 2004. The RMG note is secured solely by CCBM's interests in the oil and natural gas leases in Wyoming and Montana. At December 31, 2002 and 2003, the outstanding principal balance of this note was $5.3 million and $0.9 million, respectively. In connection our investment in Pinnacle, we received a reduction in the principal amount of the RMG note of approximately $1.5 million and relinquished the right to certain revenues related to the properties contributed to Pinnacle.

Capital Leases

         In December 2001, we entered into a capital lease agreement secured by certain production equipment in the amount of $0.2 million. The lease is payable in one payment of $11,323 and 35 monthly payments of $7,549 including interest at 8.6% per annum. In October 2002, we entered into a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $3,462 including interest at 6.4% per annum. In May 2003, we entered into a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $3,030 including interest at 5.5% per annum. In August 2003, we entered into a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $2,179 including interest at 6.0% per annum. We have the option to acquire the equipment at the conclusion of the lease for $1 under all of these leases. DD&A on the capital leases for the years ended December 31, 2002 and 2003 amounted to $28,000 and $48,000, respectively, and accumulated DD&A on the leased equipment at December 31, 2002 and 2003 amounted to $28,000 and $78,000, respectively.

Senior Subordinated Notes and Related Securities

         In December 1999, we consummated the sale of $22.0 million principal amount of 9% Senior Subordinated Notes due 2007 (the

"Subordinated Notes") and $8.0 million of common stock and Warrants. We sold $17.6 million, $2.2 million, $0.8 million, $0.8 million and $0.8 million principal amount of Subordinated Notes; 2,909,092, 363,636, 121,212, 121,212 and 121,212 shares of our common stock and 2,208,152, 276,019, 92,006, 92,006 and
92,006 Warrants to CB Capital Investors, L.P. (now known as J.P. Morgan Partners (23A SBIC), L.P.), Mellon Ventures, L.P., Paul B. Loyd, Jr., Steven A. Webster and Douglas A.P. Hamilton, respectively. The Subordinated Notes were sold at a discount of $0.7 million, which is being amortized over the life of the notes. Interest payments are due quarterly commencing on March 31, 2000. We may, until December 2004, elect, and historically have elected, to increase the amount of the Subordinated Notes for 60% of the interest which would otherwise be payable in cash. As a result, our cash obligation on the Subordinated Notes will increase significantly after December 2004. As of December 31, 2002 and 2003, the outstanding balance of the Subordinated Notes had been increased by $3.9 million and $5.3 million, respectively, for such interest paid in kind. Concurrently with the sale of the Subordinated Notes, we sold to the same purchasers 3,636,364 shares of our common stock at a price of $2.20 per share and warrants expiring in December 2007 to purchase up to 2,760,189 shares of our common stock at an exercise price of $2.20 per share. For accounting purposes, the warrants were valued at $0.25 each. In the first quarter of 2004, Mellon Ventures exercised 69,199 of its 1999 warrants on a cashless basis and received 49,135 shares which it sold in the 2004 public offering.

         We are subject to certain covenants under the terms under the Subordinated Notes securities purchase agreement, including but not limited to,
(a) maintenance of a specified tangible net worth, (b) maintenance of a ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to quarterly Debt Service (as defined in the agreement) of not less than 1.00 to 1.00, and (c) a limitation of our capital expenditures to an amount equal to our EBITDA for the immediately prior fiscal year (unless approved by our Board of Directors and a J.P. Morgan Partners (23A SBIC), L.P. appointed director).

Series B Preferred Stock

         In February 2002, we consummated the sale of 60,000 shares of Series B Preferred Stock and 2002 Warrants to purchase 252,632 shares of common stock for an aggregate purchase price of $6.0 million. We sold $4.0 million and $2.0 million of Series B Preferred Stock and 168,422 and 84,210 warrants to Mellon Ventures, Inc. and Steven A. Webster, respectively. The Series B Preferred Stock is convertible into common stock by the investors at a conversion price of $5.70 per share, subject to adjustment for transactions including issuance of common stock or securities convertible into or exercisable for common stock at less than the conversion price, and is initially convertible into 1,052,632 shares of common stock. The approximately $5.8 million net proceeds of this financing were used to fund our ongoing exploration and development program and general corporate purposes. In the first quarter of 2004, Mellon Ventures exercised all 168,411 of its 2002 warrants on a cashless basis and received 36,570 shares which it sold in the 2004 public offering.

         Dividends on the Series B Preferred Stock will be payable in either cash at a rate of 8% per annum or, at our option, by payment in kind of additional shares of the Series B Preferred Stock at a rate of 10% per annum. At December 31, 2002 and 2003 the outstanding balance of the Series B Preferred Stock had been increased by $0.5 million (5,294 shares) and $1.2 million (11,987 shares), respectively, for dividends paid in kind. In addition to the foregoing, if we declare a cash dividend on our common stock, the holders of shares of Series B Preferred Stock are entitled to receive for each share of Series B Preferred Stock a cash dividend in the amount of the cash dividend that would be received by a holder of the common stock into which such share of Series B Preferred Stock is convertible on the record date for such cash dividend. Unless all accrued dividends on the Series B Preferred Stock shall have been paid and a sum sufficient for the payment thereof set apart, no distributions may be paid on any Junior Stock (which includes the common stock) (as defined in the Statement of Resolutions for the Series B Preferred Stock) and no redemption of any Junior Stock shall occur other than subject to certain exceptions.

         We must redeem the Series B Preferred Stock at any time after the third anniversary of our initial issuance upon request from any holder at a price per share equal to Purchase Price/Dividend Preference (as defined below). We may redeem the Series B Preferred Stock after the third anniversary of its issuance at a price per share equal to the Purchase Price/Dividend Preference and, prior to that time, at varying preferences to the Purchase Price/Dividend Preference. "Purchase Price/Dividend Preference" is defined to mean, generally, $100 plus all cumulative and accrued dividends.

         In the event of any dissolution, liquidation or winding up or specified mergers or sales or other disposition by us of all or substantially all of our assets, the holder of each share of Series B Preferred Stock then outstanding will be entitled to be paid per share of Series B Preferred Stock, prior to the payment to holders of our common stock and out of our assets available for distribution to our shareholders, the greater of:

-        $100 in cash plus all cumulative and accrued dividends; and

- in specified circumstances, the "as-converted" liquidation distribution, if any, payable in such liquidation with respect to each share of common stock.

         Upon the occurrence of certain events constituting a "Change of Control" (as defined in the Statement of Resolutions), we are required to make an offer to each holder of Series B Preferred Stock to repurchase all of such holder's Series B Preferred Stock at an offer price per share of Series B Preferred Stock in cash equal to 105% of the Change of Control Purchase Price, which is generally defined to mean $100 plus all cumulative and accrued dividends.

         The 2002 Warrants have a five-year term and entitle the holders to purchase up to 252,632 shares of our common stock at a price of $5.94 per share, subject to adjustment, and are exercisable at any time after issuance. For accounting purposes, the 2002 Warrants are valued at $0.06 per 2002 Warrant.

         Each of our series of warrants may be exercised on a cashless basis at the option of the holder.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that an asset retirement obligation (ARO) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which a legal obligation is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense will be recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash outflows discounted at our credit-adjusted risk-free interest rate.

         We adopted SFAS No. 143 on January 1, 2003, which resulted in an increase to net oil and gas properties of $0.4 million and additional liabilities related to asset retirement obligations of $0.6 million. These amounts reflect our ARO had the provisions of SFAS No. 143 been applied since inception and resulted in a non-cash cumulative effect decrease to earnings of $0.1 million ($0.2 million pretax). In accordance with the provisions of SFAS No. 143, we record an abandonment liability associated with our oil and gas wells when those assets are placed in service, rather than our past practice of accruing the expected undiscounted abandonment costs on a unit-of-production basis over the productive life of the associated full cost pool. Under SFAS No. 143, depletion expense is reduced since a discounted ARO is depleted in the property balance rather than the undiscounted value previously depleted under the old rules. The lower depletion expense under SFAS No. 143 is offset, however, by accretion expense, which is recognized over time as the discounted liability is accreted to our expected settlement value.

         Inherent in the fair value calculation of ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the oil and gas property balance.

         The following table is a reconciliation of the asset retirement obligation liability since adoption (in thousands):

Asset retirement obligation upon adoption on January 1, 2003 $     597
Liabilities incurred                                                91
Liabilities settled                                                  -
Accretion expense                                                   42
Revisions in estimated liabilities                                 153
                                                             ---------
Asset retirement obligation at December 31, 2003             $     883
                                                             =========

         The pro forma asset retirement obligation would have been approximately $0.3 million at January 1, 2001 had we adopted the provisions of SFAS 143 on January 1, 2001. The following table shows the pro forma effect of the implementation on our Income Attributable to Common Stock and Net Income per Common Share had SFAS No. 143 been adopted by us on January 1, 2001.

                                                             FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                         ---------------------------
                                                          2002                2001
                                                         -------             -------
                                                            (In thousands, except
                                                                per share data)
Net income available to common shareholders              $ 4,202             $ 9,531
Effect on Net Income had SFAS No. 143 been applied           (37)                (24)
                                                         -------             -------
Income Attributable to Common Stock                      $ 4,165             $ 9,507
                                                         =======             =======
Basic Net Income per Common Share:
  Net Income                                             $  0.30             $  0.68
  Effect on Net Income had SFAS No. 143 been applied           -                   -
                                                         -------             -------
  Net Income                                             $  0.30             $  0.68
                                                         =======             =======
Diluted Net Income per Common Share:
  Net Income                                             $  0.26             $  0.57
  Effect on Net Income had SFAS No. 143 been applied     $     -             $     -
                                                         -------             -------
  Net Income                                             $  0.26             $  0.57
                                                         =======             =======

         The Financial Accounting Standards Board ("FASB") issued Interpretation 46, "Consolidation of Variable Interest Entities" (FIN 46), in January 2003. FIN 46 requires the consolidation of specified types of entities in which a company absorbs a majority of another entity's expected losses, receives a majority of the other entity's expected residual returns, or both, as a result of ownership, contractual or other financial interests in the other entity. These entities are called "variable interest entities." The provisions of FIN 46 were effective for us in the second quarter for new transactions or entities formed in 2003 and in the third quarter for transactions or entities formed prior to 2003.

         If an entity is determined to be a "variable interest entity" ("VIE"), the entity must be consolidated by the "primary beneficiary." The primary beneficiary is the holder of the variable interests that absorbs a majority of the variable interest entity's expected losses or receives a majority of the entity's residual returns in the event no holder has a majority of the expected losses. The primary beneficiary is determined based on projected cash flows at the inception of the variable interests.

         We have assessed whether to consolidate Pinnacle under FIN 46. Because Steven A. Webster, our Chairman, is also a managing director of Credit Suisse First Boston (which owns an interest in Pinnacle), we could be defined as the primary beneficiary if the projected cash flows analysis indicated losses in excess of the equity invested. The initial determination of whether an entity is a VIE is to be reconsidered only when one or more of the following occur:

         - the entity's governing documents or the contractual arrangements among the parties involved change;

         - the equity investment of some part thereof is returned to the investors, and other parties become exposed to expected losses; or

         - the entity undertakes additional activities or acquires additional assets that increase the entity's expected losses.

         We have determined that we should not consolidate Pinnacle under FIN 46 because our current projected cash flow analysis of Pinnacle's operations at inception indicates that Pinnacle is not a VIE. Accordingly, our investment in Pinnacle has been recorded using the equity method of accounting.

         The reclassification of investments in contributed properties resulting from the transaction with Pinnacle is reflected on our balance sheet as of December 31, 2003 in accordance with the full cost method of accounting.

         In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards on how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. The statement requires that we classify as liabilities the fair value of all mandatorily redeemable financial instruments that had previously been recorded as equity or elsewhere in our consolidated financial statements. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective for all existing financial instruments, except for minority interests in limited-life entities, beginning in the third quarter of 2003. This statement did not affect our financial statements.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The following summarizes several of our critical accounting policies. See a complete list of significant accounting policies in Note 2 to our consolidated financial statements.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The use of these estimates significantly affects natural gas and oil properties through depletion and the full cost ceiling test, as discussed in more detail below.

Oil and Natural Gas Properties

         We account for investments in natural gas and oil properties using the full-cost method of accounting. All costs directly associated with the acquisition, exploration and development of natural gas and oil properties are capitalized. These costs include lease acquisitions, seismic surveys, and drilling and completion equipment. We proportionally consolidate our interests in natural gas and oil properties. We capitalized compensation costs for employees working directly on exploration activities of $1.0 million, $1.0 million and $1.4 million in 2001, 2002 and 2003, respectively. We expense maintenance and repairs as they are incurred.

         We amortize natural gas and oil properties based on the unit-of-production method using estimates of proved reserve quantities. We do not amortize investments in unproved properties until proved reserves associated with the projects can be determined or until these investments are impaired. We periodically evaluate, on a property-by-property basis, unevaluated properties for impairment. If the results of an assessment indicate that the properties are impaired, we add the amount of impairment to the proved natural gas and oil property costs to be amortized. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rate per Mcfe for 2001, 2002 and 2003 was $1.15, $1.41 and $1.55, respectively.

         We account for dispositions of natural gas and oil properties as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. We have not had any transactions that significantly alter that relationship.

         The net capitalized costs of proved oil and natural gas properties are subject to a "ceiling test" which limits such costs to the estimated present value, discounted at a 10% interest rate, of future net revenues from proved reserves, based on current economic and operating conditions. If net capitalized costs exceed this limit, the excess is charged to operations through depreciation, depletion and amortization.

         In mid-March 2004, during the year-end close of our 2003 financial statements, it was determined that there was a computational error in the ceiling test calculation which overstated the tax basis used in the computation to derive our after-tax present value (discounted at 10%) of future net revenues from proved reserves. We further determined that this tax basis error was also present in each of our previous ceiling test computations dating back to 1997. This error only affected our after-tax computation, used in the ceiling test calculation and the unaudited supplemental oil and gas disclosure, and did not impact our: (1) pre-tax valuation of the present value (discounted at 10%) of future net revenues from proved reserves, (2) our proved reserve volumes, (3) our EBITDA or our future cash flows from operations, (4) our net deferred tax liability, (5) our estimated tax basis in oil and gas properties, or (6) our estimated tax net operating losses.

         After discovering this computational error, the ceiling tests for all quarters since 1997 were recomputed and it was determined that no write-down of our oil and gas assets was necessary in any of the years from 1997 to 2003. However, based upon the oil and natural gas prices in effect on December 31, 2001, March 31, 2003 and September 30, 2003, the unamortized cost of oil and natural gas properties exceeded the cost center ceiling. As permitted by full cost accounting rules, improvements in pricing and/or the addition of proved reserves subsequent to those dates sufficiently increased the present value of our oil and natural gas assets and removed the necessity to record a write-down in these periods. Using the prices in effect and estimated proved reserves on December 31, 2001, March 31, 2003 and September 30, 2003, the after-tax write-down would have been approximately $6.3 million, $1.0 million, and $6.3 million, respectively, had we not taken into account these subsequent improvements. These improvements at September 30, 2003 included estimated proved reserves attributable to our Shady Side #1 well. Because of the volatility of oil and gas prices, no assurance can be given that we will not experience a write-down in future periods.

         In connection with our year-end 2003 ceiling test computation, a price sensitivity study also indicated that a 20 percent increase in commodity prices at December 31, 2003 would have increased the pre-tax present value of future net revenues ("NPV") by approximately $28.1 million. Conversely, a 20 percent decrease in commodity prices at December 31, 2003 would have reduced our NPV by approximately $27.8 million. This would have caused our unamortized cost of proved oil and gas properties to exceed the cost pool ceiling, resulting in an after-tax write-down of approximately $7.7 million. The aforementioned price sensitivity and NPV is as of December 31, 2003 and, accordingly, does not include any potential changes in reserves due to first quarter 2004 performance, such as commodity prices, reserve revisions and drilling results.

         Under the full cost method of accounting, the depletion rate is the current period production as a percentage of the total proved reserves. Total proved reserves include both proved developed and proved undeveloped reserves. The depletion rate is applied to the net book value and estimated future development costs to calculate the depletion expense.

         We have a significant amount of proved undeveloped reserves, which are primarily oil reserves. We had 44.9 Bcfe of proved undeveloped reserves, representing 64% of our total proved reserves at December 31, 2003. These reserves are primarily attributable to our Camp Hill properties we acquired in 1994. This ratio of proved undeveloped reserves to total proved reserves and the producing properties that have had an average productive life of 2.25 years since our inception, compared to the average 10 year depletable life for the total proved reserves, has resulted in a relatively low historical depletion rate and depreciation expense. This has resulted in a capitalized cost basis associated with producing properties being depleted over a longer period than the associated production and revenue stream. It has also resulted in the build-up of nondepleted capitalized costs associated with properties that have been completely produced out.

         We expect our low historical depletion rate to continue until the high level of nonproducing reserves to total proved reserves is reduced and the life of our proved developed reserves is extended through development drilling and/or the significant addition of new proved producing reserves through acquisition or exploration. If our level of total proved reserves and current prices were both to remain constant, this continued build-up of capitalized costs increases the probability of a ceiling test write-down.

         We depreciate other property and equipment using the straight-line method based on estimated useful lives ranging from five to 10 years.

         SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets," were issued by the FASB in June 2001 and became effective for us on July 1, 2001 and January 1, 2002, respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, SFAS No. 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and certain other intangible assets are not amortized but rather are reviewed annually for impairment.

         Natural gas and oil mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds may have to be classified separately from natural gas and oil properties as intangible assets on our consolidated balance sheets. In addition, the disclosures required by SFAS No. 141 and 142 relative to intangibles would be included in the notes to the consolidated financial statements. Historically, we, like many other natural gas and oil companies, have included these rights as part of natural gas and oil properties, even after SFAS No. 141 and 142 became effective.

         As it applies to companies like us that have adopted full cost accounting for natural gas and oil activities, we understand that this interpretation of SFAS No. 141 and 142 would only affect our balance sheet classification of proved natural gas and oil leaseholds acquired after June 30, 2001 and all of our unproved natural gas and oil leaseholds. We would not be required to reclassify proved reserve leasehold acquisitions prior to June 30, 2001 because we did not separately value or account for these costs prior to the adoption date of SFAS No. 141. Our results of operations and cash flows would not be affected, since these natural gas and oil mineral rights held under lease and other contractual arrangements representing the right to extract natural gas and oil reserves would continue to be amortized in accordance with full cost accounting rules.

         As of December 31, 2003 and December 31, 2002 we had leasehold costs incurred of approximately $5.5 million and $1.4 million, respectively, that would be classified on our consolidated balance sheet as "intangible leasehold costs" if we applied the interpretation discussed above.

         We will continue to classify our natural gas and oil mineral rights held under lease and other contractual rights representing the right to extract such reserves as tangible oil and gas properties until further guidance is provided.

Oil and Natural Gas Reserve Estimates

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

         Proved reserve estimates prepared by others may be substantially higher or lower than our estimates. Because these estimates depend on many assumptions, all of which may differ from actual results, reserve quantities actually recovered may be significantly different than estimated. Material revisions to reserve estimates may be made depending on the results of drilling, testing, and rates of production.

         You should not assume that the present value of future net cash flows is the current market value of our estimated proved reserves. In accordance with SEC requirements, we based the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the estimate.

         Our rate of recording depreciation, depletion and amortization expense for proved properties is dependent on our estimate of proved reserves. If these reserve estimates decline, the rate at which we record these expenses will increase.

Derivative Instruments and Hedging Activities

         In June 1998, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended by SFAS No. 137 and SFAS No. 138, establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement requires all derivative instruments to be carried on the balance sheet at fair value with changes in a derivative instrument's fair value recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 was effective for us beginning January 1, 2001 and was adopted by us on that date. In accordance with the current transition provisions of SFAS No. 133, we recorded a cumulative effect transition adjustment of $2.0 million (net of related tax expense of $1.1 million) in accumulated other comprehensive income to recognize the fair value of our derivatives designated as cash flow hedging instruments at the date of adoption.

         Upon entering into a derivative contract, we designate the derivative instruments as a hedge of the variability of cash flow to be received (cash flow hedge). Changes in the fair value of a cash flow hedge are recorded in other comprehensive income to the extent that the derivative is effective in offsetting changes in the fair value of the hedged item. Any ineffectiveness in the relationship between the cash flow hedge and the hedged item is recognized currently in income. Gains and losses accumulated in other comprehensive income associated with the cash flow hedge are recognized in earnings as oil and natural gas revenues when the forecasted transaction occurs. All of our derivative instruments at December 31, 2001, 2002 and 2003 were designated and effective as cash flow hedges except for certain options described under "Qualitative and Quantitative Disclosures About Market Risk -- Derivative Instruments and Hedging Activities" and in Note 13.

         When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at our fair value and gains and losses that were accumulated in other comprehensive income will be recognized in earnings immediately. In all other situations in which hedge accounting is discontinued, the derivative will be carried at fair value on the balance sheet with future changes in its fair value recognized in future earnings.

         We typically use fixed rate swaps and costless collars to hedge our exposure to material changes in the price of natural gas and oil. We formally document all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated cash flow hedges to forecasted transactions. We also formally assess, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged transactions.

         Our Board of Directors sets all of our hedging policy, including volumes, types of instruments and counterparties, on a quarterly basis. These policies are implemented by management through the execution of trades by either the President or Chief Financial Officer after consultation and concurrence by the President, Chief Financial Officer and Chairman of the Board. The master contracts with the authorized counterparties identify the President and Chief Financial Officer as the only representatives authorized to execute trades. The Board of Directors also reviews the status and results of hedging activities quarterly.

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

VOLATILITY OF OIL AND NATURAL GAS PRICES

         Our revenues, future rate of growth, results of operations, financial condition and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent upon prevailing prices of oil and natural gas. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors -- Natural gas and oil prices are highly volatile, and lower prices will negatively affect our financial results."

         We periodically review the carrying value of our oil and natural gas properties under the full cost accounting rules of the Commission. See " -- Critical Accounting Policies and Estimates -- Oil and Natural Gas Properties" and " -- Risk Factors -- We may record ceiling limitation write-downs that would reduce our shareholders' equity."

         Total oil purchased and sold under swaps and collars during 2001, 2002 and 2003 were 18,000 Bbls, 131,300 Bbls and 193,600 Bbls, respectively. Total natural gas purchased and sold under swaps and collars in 2001, 2002 and 2003 were 3,087,000 MMBtu, 2,314,000 MMBtu and 2,739,000 MMBtu respectively. The net gains and (losses) realized by us under such hedging arrangements were $2.0 million, $(0.9 million) and $(1.8 million) for 2001, 2002 and 2003, respectively, and are included in oil and natural gas revenues.

         To mitigate some of our commodity price risk, we engage periodically in certain limited hedging activities but only to the extent of buying protection price floors. We record the costs and any benefits derived from these price floors as a reduction or increase, as applicable, in natural gas and oil sales revenue; these reductions and increases were not significant for any year presented in the financial information included or incorporated in this prospectus. The costs to purchase put options are amortized over the option period. We do not hold or issue derivative instruments for trading purposes.

         As of December 31, 2003, $0.2 million, net of tax of $0.1 million, remained in accumulated other comprehensive income related to the valuation of our hedging positions.

         While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit our ability to benefit from increases in the prices of natural gas and oil. We enter into the majority of our hedging transactions with two counterparties and have a netting agreement in place with those counterparties. We do not obtain collateral to support the agreements but monitor the financial viability of counterparties and believe our credit risk is minimal on these transactions. Under these arrangements, payments are received or made based on the differential between a fixed and a variable product price. These agreements are settled in cash at expiration or exchanged for physical delivery contracts. In the event of nonperformance, we would be exposed again to price risk. We have some risk of financial loss because the price received for the product at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the hedging transaction. Moreover, our hedging arrangements generally do not apply to all of our production and thus provide only partial price protection against declines in commodity prices. We expect that the amount of our hedges will vary from time to time.

         Our gas derivative transactions are generally settled based upon the average of the reporting settlement prices on the NYMEX for the last three trading days of a particular contract month. Our oil derivative transactions are generally settled based on the average reporting settlement prices on the NYMEX for each trading day of a particular calendar month. For the month of December 2003, a $0.10 change in the price per Mcf of gas sold would have changed revenue by $133,000. A $0.70 change in the price per barrel of oil would have changed revenue by $62,000.

         The table below summarizes our total natural gas production volumes subject to derivative transactions during 2003 and the weighted average NYMEX reference price for those volumes.

       NATURAL GAS SWAPS                                     NATURAL GAS CAPS
-----------------------------                        -----------------------------
Volumes (MMBtu)                    549,000           Volumes (MMBtu)                     2,190,000
Average price ($/MMBtu)           $   4.70           Average price ($/MMBtu)
                                                     Floor                              $     3.40
                                                     Ceiling                            $     5.25

         The table below summarizes our total crude oil production volumes subject to derivative transactions during 2003 and the weighted average NYMEX reference price for those volumes.

    CRUDE OIL SWAPS                             CRUDE OIL CAPS
---------------------                      -----------------------
Volumes (Bbls)            121,600          Volumes (Bbls)                     72,000
Average price ($/Bbls)   $  27.77          Average price ($/Bbls)            $ 23.50
                                           Floor                             $ 26.50
                                           Ceiling

         At December 31, 2002 and 2003 we had the following outstanding hedge positions:

                                     DECEMBER 31, 2002
--------------------------------------------------------------------------------------
                         CONTRACT VOLUMES
                       -------------------
                                                AVERAGE       AVERAGE       AVERAGE
       QUARTER          BBLS        MMBTU     FIXED PRICE   FLOOR PRICE  CEILING PRICE
-------------------    ------      -------    -----------   -----------  -------------
First Quarter 2003     27,000                 $     24.85
First Quarter 2003     36,000                               $     23.50  $       26.50
First Quarter 2003                 540,000                         3.40           5.25
Second Quarter 2003    27,300                       24.85
Second Quarter 2003    36,000                                     23.50          26.50
Second Quarter 2003                546,000                         3.40           5.25
Third Quarter 2003                 552,000                         3.40           5.25
Fourth Quarter 2003                552,000                         3.40           5.25

                                     DECEMBER 31, 2002
--------------------------------------------------------------------------------------
                         CONTRACT VOLUMES
                       -------------------
                                                AVERAGE       AVERAGE       AVERAGE
       QUARTER          BBLS        MMBTU     FIXED PRICE   FLOOR PRICE  CEILING PRICE
-------------------    ------      -------    -----------   -----------  -------------
First Quarter 2004     27,000                 $     30.36
First Quarter 2004                 180,000           6.67
First Quarter 2004                 546,000                  $      4.10  $         7.00
Second Quarter 2004    18,300                       30.38
Second Quarter 2004                546,000                         4.00           5.60
Third Quarter 2004                 552,000                         4.00           5.60
Fourth Quarter 2004                369,000                         4.00           5.80

         In addition to the hedge positions above, during the second quarter of 2003, we acquired options to sell 6,000 MMBtu of natural gas per day for the period July 2003 through August 2003 (552,000 MMBtu) at $8.00 per MMBtu for approximately $119,000. We acquired these options to protect our cash position against potential margin calls on certain natural gas derivatives due to large increases in the price of natural gas. These options were classified as derivatives. As of December 31, 2003, these options have expired and a charge of $119,000 has been included in other income and expense for the year ended December 31, 2003.

         Since year-end 2003, we entered into costless collar arrangements covering 1,641,000 MMBtu of natural gas for April 2004 through March 2005 production comprised as follows: 455,000 MMbtu in the second quarter 2004 with average floor and ceiling prices of $5.00 and $6.17, respectively; 276,000 MMbtu in the third quarter 2004 with average floor and ceiling prices of $4.57 and $7.00, respectively; 465,000 MMbtu in the fourth quarter 2004 with average floor and ceiling prices of. $4.73 and $7.00, respectively; and 450,000 MMbtu in the first quarter 2005 with average floor and ceiling prices of $4.64 and $8.00, respectively. We also entered into swap arrangements covering 18,300 Bbls of crude oil for June 2004 and July 2004 production at an average fixed price of $33.63.

RISK FACTORS

NATURAL GAS AND OIL DRILLING IS A SPECULATIVE ACTIVITY AND INVOLVES NUMEROUS RISKS AND SUBSTANTIAL AND UNCERTAIN COSTS THAT COULD ADVERSELY AFFECT US.

    Our success will be largely dependent upon the success of our drilling program. Drilling for natural gas and oil involves numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be discovered. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors beyond our control, including:

         -        unexpected or adverse drilling conditions;

         -        elevated pressure or irregularities in geologic formations;

         -        equipment failures or accidents;

         -        adverse weather conditions;

         -        compliance with governmental requirements; and

         - shortages or delays in the availability of drilling rigs, crews and equipment.

         Because we identify the areas desirable for drilling from 3-D seismic data covering large areas, we may not seek to acquire an option or lease rights until after the seismic data is analyzed or until the drilling locations are also identified; in those cases, we may not be permitted to lease, drill or produce natural gas or oil from those locations.

         Even if drilled, our completed wells may not produce reserves of natural gas or oil that are economically viable or that meet our earlier estimates of economically recoverable reserves. Our overall drilling success rate or our drilling success rate for activity within a particular project area may decline. Unsuccessful drilling activities could result in a significant decline in our production and revenues and materially harm our operations and financial condition by reducing our available cash and resources. Because of the risks and uncertainties of our business, our future performance in exploration and drilling may not be comparable to our historical performance described in this Form 10-K.

WE MAY NOT ADHERE TO OUR PROPOSED DRILLING SCHEDULE.

         Our final determination of whether to drill any scheduled or budgeted wells will be dependent on a number of factors, including:

         - the results of our exploration efforts and the acquisition, review and analysis of the seismic data;

         - the availability of sufficient capital resources to us and the other participants for the drilling of the prospects;

         - the approval of the prospects by the other participants after additional data has been compiled;

         - economic and industry conditions at the time of drilling, including prevailing and anticipated prices for natural gas and oil and the availability and prices of drilling rigs and crews; and

         - the availability of leases and permits on reasonable terms for the prospects.

         Although we have identified or budgeted for numerous drilling prospects, we may not be able to lease or drill those prospects within our expected time frame or at all. Wells that are currently part of our capital budget may be based on statistical results of drilling activities in other 3-D project areas that we believe are geologically similar rather than on analysis of seismic or other data in the prospect area, in which case actual drilling and results are likely to vary, possibly materially, from those statistical results. In addition, our drilling schedule may vary from our expectations because of future uncertainties.

OUR RESERVE DATA AND ESTIMATED DISCOUNTED FUTURE NET CASH FLOWS ARE ESTIMATES BASED ON ASSUMPTIONS THAT MAY BE INACCURATE AND ARE BASED ON EXISTING ECONOMIC AND OPERATING CONDITIONS THAT MAY CHANGE IN THE FUTURE.

         There are numerous uncertainties inherent in estimating natural gas and oil reserves and their estimated value, including many factors beyond the control of the producer. The reserve data set forth in this Form 10-K represents only estimates. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The reserve data included in or filed as an exhibit to this Form 10-K represents estimates that depend on a number of factors and assumptions that may vary considerably from actual results, including:

         - historical production from the area compared with production from other areas;

         -        the assumed effects of regulations by governmental agencies;

         -        assumptions concerning future natural gas and oil prices;

         -        future operating costs;

         -        severance and excise taxes;

         -        development costs; and

         -        workover and remedial costs.

         For these reasons, estimates of the economically recoverable quantities of natural gas and oil attributable to any particular group of properties, classifications of those reserves based on risk of recovery and estimates of the future net cash flows expected from them prepared by different engineers or by the same engineers but at different times may vary substantially. Accordingly, reserve estimates may be subject to upward or downward adjustment, and actual production, revenue and expenditures with respect to our reserves likely will vary, possibly materially, from estimates.

         As of December 31, 2003, approximately 64% of our proved reserves were either proved undeveloped or proved nonproducing. Moreover, some of the producing wells included in our reserve reports as of December 31, 2003 had produced for a relatively short period of time as of that date. Because most of our reserve estimates are calculated using volumetric analysis, those estimates are less reliable than estimates based on a lengthy production history. Volumetric analysis involves estimating the volume of a reservoir based on the net feet of pay of the structure and an estimation of the area covered by the structure based on seismic analysis. In addition, realization or recognition of our proved undeveloped reserves will depend on our development schedule and plans. Lack of certainty with respect to development plans for proved undeveloped reserves could cause the discontinuation of the classification of these reserves as proved. We have from time to time chosen to delay development of our proved undeveloped reserves in the Camp Hill Field in East Texas in favor of pursuing shorter-term exploration projects with higher potential rates of return, adding to our lease position in this field and further evaluating additional economic enhancements for this field's development.

         The discounted future net cash flows included in this Form 10-K are not necessarily the same as the current market value of our estimated natural gas and oil reserves. As required by the Commission, the estimated discounted future net cash flows from proved reserves are based on prices and costs as of the date of the estimate. Actual future net cash flows also will be affected by factors such as:

         -        the actual prices we receive for natural gas and oil;

         -        our actual operating costs in producing natural gas and oil;

         -        the amount and timing of actual production;

         -        supply and demand for natural gas and oil;

         -        increases or decreases in consumption of natural gas and oil;
                  and

         -        changes in governmental regulations or taxation.

         In addition, the 10% discount factor we use when calculating discounted future net cash flows for reporting requirements in compliance with the Financial Accounting Standards Board in Statement of Financial Accounting Standards No. 69 may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the natural gas and oil industry in general.

WE DEPEND ON SUCCESSFUL EXPLORATION, DEVELOPMENT AND ACQUISITIONS TO MAINTAIN RESERVES AND REVENUE IN THE FUTURE.

         In general, the volume of production from natural gas and oil properties declines as reserves are depleted, with the rate of decline depending on reservoir characteristics. Except to the extent we conduct successful exploration and development activities or acquire properties containing proved reserves, or both, our proved reserves will decline as reserves are produced. Our future natural gas and oil production is, therefore, highly dependent on our level of success in finding or acquiring additional reserves. The business of exploring for, developing or acquiring reserves is capital intensive. Recovery of our reserves, particularly undeveloped reserves, will require significant additional capital expenditures and successful drilling operations. To the extent cash flow from operations is reduced and external sources of capital become limited or unavailable, our ability to make the necessary capital investment to maintain or expand our asset base of natural gas and oil reserves would be impaired. In addition, we are dependent on finding partners for our exploratory activity. To the extent that others in the industry do not have the financial resources or choose not to participate in our exploration activities, we will be adversely affected.

NATURAL GAS AND OIL PRICES ARE HIGHLY VOLATILE, AND LOWER PRICES WILL NEGATIVELY AFFECT OUR FINANCIAL RESULTS.

         Our revenue, profitability, cash flow, future growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent on prevailing prices of natural gas and oil. Historically, the markets for natural gas and oil prices have been volatile, and those markets are likely to continue to be volatile in the future. It is impossible to predict future natural gas and oil price movements with certainty. Prices for natural gas and oil are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors beyond our control. These factors include:

         -        the level of consumer product demand;

         -        overall economic conditions;

         -        weather conditions;

         -        domestic and foreign governmental relations;

         -        the price and availability of alternative fuels;

         -        political conditions;

         - the level and price of foreign imports of oil and liquefied natural gas; and

         - the ability of the members of the Organization of Petroleum Exporting Countries to agree upon and maintain oil price controls.

         Declines in natural gas and oil prices may materially adversely affect our financial condition, liquidity and ability to finance planned capital expenditures and results of operations.

WE FACE STRONG COMPETITION FROM OTHER NATURAL GAS AND OIL COMPANIES.

         We encounter competition from other natural gas and oil companies in all areas of our operations, including the acquisition of exploratory prospects and proven properties. Our competitors include major integrated natural gas and oil companies and numerous independent natural gas and oil companies, individuals and drilling and income programs. Many of our competitors are large, well-established companies that have been engaged in the natural gas and oil business much longer than we have and possess substantially larger operating staffs and greater capital resources than we do. These companies may be able to pay more for exploratory projects and productive natural gas and oil properties and may be able to define, evaluate, bid for and purchase a greater number of properties and prospects than our financial or human resources permit. In addition, these companies may be able to expend greater resources on the existing and changing technologies that we believe are and will be increasingly important to attaining success in the industry. We may not be able to conduct our operations, evaluate and select suitable properties and consummate transactions successfully in this highly competitive environment.

WE MAY NOT BE ABLE TO KEEP PACE WITH TECHNOLOGICAL DEVELOPMENTS IN OUR INDUSTRY.

         The natural gas and oil industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. As others use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement those new technologies at substantial cost. In addition, other natural gas and oil companies may have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we can. We may not be able to respond to these competitive pressures and implement new technologies on a timely basis or at an acceptable cost. If one or more of the technologies we use now or in the future were to become obsolete or if we are unable to use the most advanced commercially available technology, our business, financial condition and results of operations could be materially adversely affected.

WE ARE SUBJECT TO VARIOUS GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL RISKS.

         Natural gas and oil operations are subject to various federal, state and local government regulations that may change from time to time. Matters subject to regulation include discharge permits for drilling operations, plug and abandonment bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of natural gas and oil wells below actual production capacity in order to conserve supplies of natural gas and oil. Other federal, state and local laws and regulations relating primarily to the protection of human health and the environment apply to the development, production, handling, storage, transportation and disposal of natural gas and oil, by-products thereof and other substances and materials produced or used in connection with natural gas and oil operations. In addition, we may be liable for environmental damages caused by previous owners of property we purchase or lease. As a result, we may incur substantial liabilities to third parties or governmental entities and may be required to incur substantial remediation costs. Further, we or our affiliates hold certain mineral leases in the State of Montana that require coalbed methane drilling permits, the issuance of which has been challenged in pending litigation. We may not be able to obtain new permits in an optimal time period or at all. We also are subject to changing and extensive tax laws, the effects of which cannot be predicted. Compliance with existing, new or modified laws and regulations could have a material adverse effect on our business, financial condition and results of operations.

WE ARE SUBJECT TO VARIOUS OPERATING AND OTHER CASUALTY RISKS THAT COULD RESULT IN LIABILITY EXPOSURE OR THE LOSS OF PRODUCTION AND REVENUES.

         The natural gas and oil business involves operating hazards such as:

         -    well blowouts;

         -    mechanical failures;

         -    explosions;

         -    uncontrollable flows of oil, natural gas or well fluids;

         -    fires;

         -    geologic formations with abnormal pressures;

         -    pipeline ruptures or spills;

         -    releases of toxic gases; and

         -    other environmental hazards and risks.

         Any of these hazards and risks can result in the loss of hydrocarbons, environmental pollution, personal injury claims and other damage to our properties and the property of others.

WE MAY NOT HAVE ENOUGH INSURANCE TO COVER ALL OF THE RISKS WE FACE.

         In accordance with customary industry practices, we maintain insurance coverage against some, but not all, potential losses in order to protect against the risks we face. We do not carry business interruption insurance. We may elect not to carry insurance if our management believes that the cost of available insurance is excessive relative to the risks presented. In addition, we cannot insure fully against pollution and environmental risks. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations.

WE CANNOT CONTROL THE ACTIVITIES ON PROPERTIES WE DO NOT OPERATE AND ARE UNABLE TO ENSURE THEIR PROPER OPERATION AND PROFITABILITY.

         We do not operate all of the properties in which we have an interest. As a result, we have limited ability to exercise influence over, and control the risks associated with, operations of these properties. The failure of an operator of our wells to adequately perform operations, an operator's breach of the applicable agreements or an operator's failure to act in ways that are in our best interests could reduce our production and revenues. The success and timing of our drilling and development activities on properties operated by others therefore depend upon a number of factors outside of our control, including the operator's

         -    timing and amount of capital expenditures;

         -    expertise and financial resources;

         -    inclusion of other participants in drilling wells; and

         -    use of technology.

THE MARKETABILITY OF OUR NATURAL GAS PRODUCTION DEPENDS ON FACILITIES THAT WE TYPICALLY DO NOT OWN OR CONTROL, WHICH COULD RESULT IN A CURTAILMENT OF PRODUCTION AND REVENUES.

         The marketability of our production depends in part upon the availability, proximity and capacity of natural gas gathering systems, pipelines and processing facilities. We generally deliver natural gas through gas gathering systems and gas pipelines that we do not own under interruptible or short-term transportation agreements. Under the interruptible transportation agreements, the transportation of our gas may be interrupted due to capacity constraints on the applicable system, for maintenance or repair of the system, or for other reasons as dictated by the particular agreements. Our ability to produce and market natural gas on a commercial basis could be harmed by any significant change in the cost or availability of such markets, systems or pipelines.

OUR FUTURE ACQUISITIONS MAY YIELD REVENUES OR PRODUCTION THAT VARIES SIGNIFICANTLY FROM OUR PROJECTIONS.

         In acquiring producing properties, we assess the recoverable reserves, future natural gas and oil prices, operating costs, potential liabilities and other factors relating to the properties. Our assessments are necessarily inexact and their accuracy is inherently uncertain. Our review of a subject property in connection with our acquisition assessment will not reveal all existing or potential problems or permit us to become sufficiently familiar with the property to assess fully its deficiencies and capabilities. We may not inspect every well, and we may not be able to observe structural and environmental problems even when we do inspect a well. If problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of those problems. Any acquisition of property interests may not be economically successful, and unsuccessful acquisitions may have a material adverse effect on our financial condition and future results of operations.

OUR BUSINESS MAY SUFFER IF WE LOSE KEY PERSONNEL.

         We depend to a large extent on the services of certain key management personnel, including our executive officers and other key employees, the loss of any of whom could have a material adverse effect on our operations. We have entered into employment agreements with each of S.P. Johnson IV, our President and Chief Executive Officer, Paul F. Boling, our Chief Financial Officer, Jeremy
T. Greene, our Vice President of Exploration, Kendall A. Trahan, our Vice President of Land, and J. Bradley Fisher, our Vice President of Operations. We do not maintain key-man life insurance with respect to any of our employees. Our success will be dependent on our ability to continue to employ and retain skilled technical personnel.

WE MAY EXPERIENCE DIFFICULTY IN ACHIEVING AND MANAGING FUTURE GROWTH.

         We have experienced growth in the past primarily through the expansion of our drilling program. Future growth may place strains on our resources and cause us to rely more on project partners and independent contractors, possibly negatively affecting our financial condition and results of operations. Our ability to grow will depend on a number of factors, including:

         - our ability to obtain leases or options on properties for which we have 3-D seismic data;

         -    our ability to acquire additional 3-D seismic data;

         -    our ability to identify and acquire new exploratory prospects;

         -    our ability to develop existing prospects;

         -    our ability to continue to retain and attract skilled personnel;

         - our ability to maintain or enter into new relationships with project partners and independent contractors;

         -    the results of our drilling program;

         -    hydrocarbon prices; and

         -    our access to capital.

         We may not be successful in upgrading our technical, operations and administrative resources or in increasing our ability to internally provide certain of the services currently provided by outside sources, and we may not be able to maintain or enter into new relationships with project partners and independent contractors. Our inability to achieve or manage growth may adversely affect our financial condition and results of operations.

WE MAY CONTINUE TO HEDGE THE PRICE RISKS ASSOCIATED WITH OUR PRODUCTION. OUR HEDGE TRANSACTIONS MAY RESULT IN OUR MAKING CASH PAYMENTS OR PREVENT US FROM BENEFITING TO THE FULLEST EXTENT POSSIBLE FROM INCREASES IN PRICES FOR NATURAL GAS AND OIL.

         Because natural gas and oil prices are unstable, we periodically enter into price-risk-management transactions such as swaps, collars, futures and options to reduce our exposure to price declines associated with a portion of our natural gas and oil production and thereby to achieve a more predictable cash flow. The use of these arrangements limits our ability to benefit from increases in the prices of natural gas and oil. Our hedging arrangements may apply to only a portion of our production, thereby providing only partial protection against declines in natural gas and oil prices. These arrangements may expose us to the risk of financial loss in certain circumstances, including instances in which production is less than expected, our customers fail to purchase contracted quantities of natural gas and oil or a sudden, unexpected event materially impacts natural gas or oil prices.

WE HAVE SUBSTANTIAL CAPITAL REQUIREMENTS THAT, IF NOT MET, MAY HINDER
OPERATIONS.

         We have experienced and expect to continue to experience substantial capital needs as a result of our active exploration, development and acquisition programs. We expect that additional external financing will be required in the future to fund our growth. We may not be able to obtain additional financing, and financing under existing or new credit facilities may not be available in the future. Without additional capital resources, we may be forced to limit or defer our planned natural gas and oil exploration and development program and thereby adversely affect the recoverability and ultimate value of our natural gas and oil properties, in turn negatively affecting our business, financial condition and results of operations.

OUR CREDIT FACILITY CONTAINS OPERATING RESTRICTIONS AND FINANCIAL COVENANTS, AND WE MAY HAVE DIFFICULTY OBTAINING ADDITIONAL CREDIT.

         Over the past few years, increases in commodity prices and proved reserve amounts and the resulting increase in our estimated discounted future net revenue have allowed us to increase our available borrowing amounts. In the future, commodity prices may decline, we may increase our borrowings or our borrowing base may be adjusted downward, thereby reducing our borrowing capacity. Our credit facility is secured by a pledge of substantially all of our producing natural gas and oil properties assets, is guaranteed by our subsidiary and contains covenants that limit additional borrowings, dividends to nonpreferred shareholders, the incurrence of liens, investments, sales or pledges of assets, changes in control, repurchases or redemptions for cash of our common or preferred stock, speculative commodity transactions and other matters. The credit facility also requires that specified financial ratios be maintained. We may not be able to refinance our debt or obtain additional financing, particularly in view of our current credit agreement's restrictions on our ability to incur debt under our bank credit facility and the fact that substantially all of our assets are currently pledged to secure obligations under that facility. The restrictions of our credit facility and our difficulty in obtaining additional debt financing may have adverse consequences on our operations and financial results including:

         - our ability to obtain financing for working capital, capital expenditures, our drilling program, purchases of new technology or other purposes may be impaired;

         - the covenants in our credit facilities that limit our ability to borrow additional funds and dispose of assets may affect our flexibility in planning for, and reacting to, changes in business conditions;

         - because our indebtedness is subject to variable interest rates, we are vulnerable to increases in interest rates;

         -    any additional financing we obtain may be on unfavorable terms;

         - we may be required to use a substantial portion of our cash flow to make debt service payments, which will reduce the funds that would otherwise be available for operations and future business opportunities;

         - a substantial decrease in our operating cash flow or an increase in our expenses could make it difficult for us to meet debt service requirements and could require us to modify our operations, including by curtailing portions of our drilling program, selling assets, reducing our capital expenditures, refinancing all or a portion of our existing debt or obtaining additional financing; and

         - we may become more vulnerable to downturns in our business or the economy generally.

         We may incur additional debt in order to fund our exploration and development activities. A higher level of indebtedness increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and reduce our level of indebtedness depends on future performance. General economic conditions, natural gas and oil prices and financial, business and other factors, many of which are beyond our control, affect our operations and our future performance. Our senior subordinated notes contain restrictive covenants similar to those under our credit facility.

         In addition, under the terms of our credit facility, our borrowing base is subject to redeterminations at least semiannually based in part on prevailing natural gas and oil prices. In the event the amount outstanding exceeds the redetermined borrowing base, we could be forced to repay a portion of our borrowings. We may not have sufficient funds to make any required repayment. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell a portion of our assets.

WE MAY RECORD CEILING LIMITATION WRITE-DOWNS THAT WOULD REDUCE OUR SHAREHOLDERS' EQUITY.

         We use the full-cost method of accounting for investments in natural gas and oil properties. Accordingly, we capitalize all the direct costs of acquiring, exploring for and developing natural gas and oil properties. Under the full-cost accounting rules, the net capitalized cost of natural gas and oil properties may not exceed a "ceiling limit" that is based upon the present value of estimated future net revenues from proved reserves, discounted at 10%, plus the lower of the cost or the fair market value of unproved properties. If net capitalized costs of natural gas and oil properties exceed the ceiling limit, we must charge the amount of the excess to operations through depreciation, depletion and amortization expense. This charge is called a "ceiling limitation write-down." This charge does not impact cash flow from operating activities but does reduce our shareholders' equity. The risk that we will be required to write down the carrying value of our natural gas and oil properties increases when natural gas and oil prices are low or volatile. In addition, write-downs would occur if we were to experience sufficient downward adjustments to our estimated proved reserves or the present value of estimated future net revenues, as further discussed in "Risk Factors--Our reserve data and estimated discount future net cash flows are estimates based upon assumptions that may be inaccurate and are based on existing economic and operating conditions that may change in the future." Once incurred, a write-down of natural gas and oil properties is not reversible at a later date. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies and Estimates" for additional information on these matters.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

         COMMODITY RISK. Our major market risk exposure is the commodity pricing applicable to our oil and natural gas production. Realized commodity prices received for such production are primarily driven by the prevailing worldwide price for oil and spot prices applicable to natural gas. The effects of such pricing volatility have been discussed above, and such volatility is expected to continue. A 10% fluctuation in the price received for oil and gas production would have an approximate $3.9 million impact on our annual revenues and operating income.

         To mitigate some of this risk, we engage periodically in certain limited hedging activities but only to the extent of buying protection price floors. Costs and any benefits derived from these price floors are accordingly recorded as a reduction or increase, as applicable, in oil and gas sales revenue and were not significant for any year presented. The costs to purchase put options are amortized over the option period. We do not hold or issue derivative instruments for trading purposes. Income and (losses) realized by us related to these instruments were $2.0 million, $(0.9 million) and $(1.8 million) or $0.63, $(0.12) and $(0.46) per MMBtu for the years ended December 31, 2001, 2002, and 2003, respectively.

         INTEREST RATE RISK. Our exposure to changes in interest rates results from our floating rate debt. In regards to our Hibernia Facility, the result of a 10% fluctuation in short-term interest rates would have impacted 2003 cash flow by approximately $25,000.

         FINANCIAL INSTRUMENTS & DEBT MATURITIES. Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank borrowing, Subordinated Notes payable and Series B Redeemable Preferred Stock. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair values of the bank and vendor borrowings approximate the carrying amounts as of December 31, 2003 and 2002, and were determined based upon interest rates currently available to us for borrowings with similar terms. Maturities of the debt are $1.0 million in 2004, $7.1 million in 2005 and the balance in 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is included elsewhere in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

ITEM 9A. CONTROLS AND PROCEDURES

         In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that except as provided below our disclosure controls and procedures were effective as of December 31, 2003 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

         In performing its audit of our Consolidated Financial Statements for the year ended December 31, 2003, our independent auditors, Ernst & Young LLP (Ernst & Young), noted certain matters involving our internal controls that it considered to be a reportable condition under the standards established by the American Institute of Certified Public Accountants. A reportable condition involves matters relating to significant deficiencies in the design or operation of internal controls that, in Ernst & Young's judgment, could adversely affect our ability to record, process, summarize and report financial data consistent with the assertions of management on the financial statements. The reportable conditions noted related to (1) the presence of underlying errors in the tax basis utilized in our full cost ceiling test computations and certain disclosures and the lack of underlying detailed tax basis documentation which adversely impacted our ability to evaluate the appropriateness of the tax basis (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies and Estimates -- Oil and Natural Gas Properties") and (2) the sufficiency of review applied to the financial statement close process and account reconciliation. The reportable conditions noted were not considered by Ernst & Young to be a material weakness under the applicable auditing standards and had no material affect on our financial statements. Management has discussed the reportable conditions with the Audit Committee and is implementing procedures and controls to address the identified deficiencies and enhance the reliability of our internal control procedures.

         There has been no change in our internal controls over financial reporting that occurred during the three months ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item is incorporated by reference to information under the caption "Proposal 1-Election of Directors" and to the information under the caption "Section 16(a) Reporting Delinquencies" in our definitive Proxy Statement (the "2004 Proxy Statement") for our 2004 annual meeting of shareholders. The 2004 Proxy Statement will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days subsequent to December 31, 2003.

         Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to our executive officers is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the 2004 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2003.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

         Information required by this item is incorporated herein by reference to the 2004 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2003.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to the 2004 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2003.

ITEM 14A.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

         The information required by this item is incorporated by reference to the 2004 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2003.

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

(a)(3) EXHIBITS

EXHIBIT INDEX

  EXHIBIT
   NUMBER                                  DESCRIPTION
------------      --------------------------------------------------------------
     1.1          -- Underwriting Agreement, dated February 5, 2004, by and
                           among Carrizo Oil & Gas, Inc., and CIBC World Markets
                           Corp., First Albany Capital, Inc., Hibernia
                           Southcoast Capital, Inc., and Johnson Rice & Company,
                           L.L.C., as representatives of the several
                           underwriters named in Schedule I to the Underwriting
                           Agreement, and the selling shareholders listed on
                           Schedule II to the Underwriting Agreement.

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

    +4.1          -- Revolving Note by and between Carrizo Oil & Gas, Inc. and
                           Hibernia National Bank dated May 24, 2002
                           (Incorporated by reference to Exhibit 4.2 to the
                           Company's Quarterly Report on Form 10-Q for the
                           quarter ended June 30, 2002).

    +4.2          -- Commercial Guarantee by and between CCBM, Inc. and Hibernia
                           National Bank dated May 24, 2002 (Incorporated by
                           reference to Exhibit 4.3 to the Company's Quarterly
                           Report on Form 10-Q for the quarter ended June 30,
                           2002).

    +4.3          -- Stock Pledge and Security Agreement by and between Carrizo
                           Oil & Gas, Inc. and Hibernia National Bank dated May
                           24, 2002 (Incorporated by reference to Exhibit 4.4 to
                           the Company's Quarterly Report on Form 10-Q for the
                           quarter ended June 30, 2002).

    +4.4          -- Amended and Restated Credit Agreement dated as of December
                           12, 2002 by and between Carrizo Oil & Gas, Inc.,
                           CCBM, Inc. and Hibernia National Bank (Incorporated
                           herein by reference to Exhibit 4.6 to the Company's
                           Annual Report on Form 10-K for the year ended
                           December 31, 2002).

    +4.5          -- Letter Agreement Regarding Participation in the Company's
                           2001 Seismic and Acreage Program, dated May 1, 2001
                           (Incorporated herein by reference to Exhibit 4.1 to
                           the Company's Quarterly Report on Form 10-Q for the
                           quarter ended June 30, 2001).

    +4.6          -- Amendment No. 1 to the Letter Agreement Regarding
                           Participation in the Company's 2001 Seismic and
                           Acreage Program, dated June 1, 2001 (Incorporated
                           herein by reference to Exhibit 4.2 to the Company's
                           Quarterly Report on Form 10-Q for the quarter ended
                           June 30, 2001).

    +4.7          -- Promissory Note payable to Rocky Mountain Gas, Inc. by
                           CCBM, Inc. (Incorporated herein by reference to
                           Exhibit 4.3 to the Company's Quarterly Report on Form
                           10-Q for the quarter ended June 30, 2001).

   +10.1          -- Amended and Restated Incentive Plan of the Company
                           effective as of February 17, 2000 (Incorporated
                           herein by reference to Exhibit 10.3 to the Company's
                           Quarterly Report on Form 10-Q for the quarter ended
                           June 30, 2000).

   +10.2          -- Amendment No. 1 to the Amended and Restated Incentive Plan
                           of the Company (Incorporated herein by reference to
                           Exhibit 10.1 to the Company's Quarterly Report on
                           Form 10-Q for the quarter ended June 30, 2002).

   +10.3          -- Amendment No. 2 to the Amended and Restated Incentive Plan
                           of the Company (Incorporated herein by reference to
                           Exhibit 10.3 to the Company's Annual Report on Form
                           10-K for the year ended December 31, 2002).

   +10.4          -- Amendment No. 3 to the Amended and Restated Incentive Plan
                           of the Company (Incorporated herein by reference to
                           Appendix A to the Company's Proxy Statement dated
                           April 21, 2003).

   +10.5          -- Employment Agreement between the Company and S.P. Johnson
                           IV (Incorporated herein by reference to Exhibit 10.2
                           to the Company's Registration Statement on Form S-1
                           (Registration No. 333-29187)).

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

   +10.8          -- Employment Agreement between the Company and J. Bradley
                           Fisher (Incorporated herein by reference to Exhibit
                           10.8 to the Company's Registration Statement on Form
                           S-2 (Registration No. 333-111475)).

   +10.9          -- Employment Agreement between the Company and Paul F. Boling
                           (Incorporated herein by reference to Exhibit 10.9 to
                           the Company's Registration Statement on Form S-2
                           (Registration No. 333-111475)).

  +10.10          -- Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated
                           herein by reference to Exhibit 10.6 to the Company's
                           Annual Report on Form 10-K for the year ended
                           December 31, 1998).

  +10.11          -- S Corporation Tax Allocation, Payment and Indemnification
                           Agreement among the Company and Messrs. Loyd,
                           Webster, Johnson, Hamilton and Wojtek (Incorporated
                           herein by reference to Exhibit 10.8 to the Company's
                           Registration Statement on Form S-1 (Registration No.
                           333-29187)).

  +10.12          -- S Corporation Tax Allocation, Payment and Indemnification
                           Agreement among Carrizo Production, Inc. and Messrs.
                           Loyd, Webster, Johnson, Hamilton and Wojtek
                           (Incorporated herein by reference to Exhibit 10.9 to
                           the Company's Registration Statement on Form S-1
                           (Registration No. 333-29187)).

  +10.13          -- Form of Amendment to Executive Officer Employment
                           Agreement. (Incorporated herein by reference to
                           Exhibit 99.3 to the Company's Current Report on Form
                           8-K dated January 8, 1998).

  +10.14          -- Amended Enron Warrant Certificates (Incorporated herein by reference to Exhibit 4.1 to the Company's Current
                           Report on Form 8-K dated December 15, 1999).

  +10.15          -- Securities Purchase Agreement dated December 15, 1999 among the Company, CB Capital Investors, L.P., Mellon
                           Ventures, L.P., Paul B. Loyd Jr., Douglas A. P.
                           Hamilton and Steven A. Webster (Incorporated herein
                           by reference to Exhibit 99.1 to the Company's Current
                           Report on Form 8-K dated December 15, 1999).

  +10.16          -- Shareholders Agreement dated December 15, 1999 among the
                           Company, CB Capital Investors, L.P., Mellon Ventures,
                           L.P., Paul B. Loyd Jr., Douglas A. P. Hamilton,
                           Steven A. Webster, S.P. Johnson IV, Frank A. Wojtek
                           and DAPHAM Partnership, L.P. (Incorporated herein by
                           reference to Exhibit 99.2 to the Company's Current
                           Report on Form 8-K dated December 15, 1999).

  +10.17          -- Warrant Agreement dated December 15, 1999 among the
                           Company, CB Capital Investors, L.P., Mellon Ventures,
                           L.P., Paul B. Loyd Jr., Douglas A. P. Hamilton and
                           Steven A. Webster (Incorporated herein by reference
                           to Exhibit 99.3 to the Company's Current Report on
                           Form 8-K dated December 15, 1999).

  +10.18          -- Registration Rights Agreement dated December 15, 1999 among the Company, CB Capital Investors, L.P. and Mellon
                           Ventures, L.P. (Incorporated herein by reference to
                           Exhibit 99.4 to the Company's Current Report on Form
                           8- K dated December 15, 1999).

  +10.19          -- Amended and Restated Registration Rights Agreement
                           dated December 15, 1999 among the Company, Paul B.
                           Loyd Jr., Douglas A. P. Hamilton, Steven A. Webster,
                           S.P. Johnson IV, Frank A. Wojtek and DAPHAM
                           Partnership, L.P. (Incorporated herein by reference
                           to Exhibit 99.5 to the Company's Current Report on
                           Form 8-K dated December 15, 1999).

  +10.20          -- Compliance Sideletter dated December 15, 1999 among the
                           Company, CB Capital Investors, L.P. and Mellon
                           Ventures, L.P. (Incorporated herein by reference to
                           Exhibit 99.6 to the Company's Current Report on Form
                           8-K dated December 15, 1999).

  +10.21          -- Form of Amendment to Executive Officer Employment Agreement
                           (Incorporated herein by reference to Exhibit 99.7 to
                           the Company's Current Report on Form 8-K dated
                           December 15, 1999).

  +10.22          -- Form of Amendment to Director Indemnification Agreement
                           (Incorporated herein by reference to Exhibit 99.8 to
                           the Company's Current Report on Form 8-K dated
                           December 15, 1999).

  +10.23          -- Purchase and Sale Agreement by and between Rocky Mountain
                           Gas, Inc. and CCBM, Inc., dated June 29, 2001
                           (Incorporated herein by reference to Exhibit 10.1 to
                           the Company's Quarterly Report on Form 10-Q for the
                           quarter ended June 30, 2001).

  +10.24          -- Securities Purchase Agreement dated February 20, 2002 among the Company, Mellon Ventures, L.P. and Steven A.
                           Webster (Incorporated herein by reference to Exhibit
                           99.1 to the Company's Current Report on Form 8-K
                           dated February 20, 2002).

  +10.25          -- Shareholders' Agreement dated February 20, 2002 among the
                           Company, Mellon Ventures, L.P., Paul B. Loyd, Jr.,
                           Douglas A.P. Hamilton, Steven A. Webster, S.P.
                           Johnson IV, Frank A. Wojtek and DAPHAM Partnership,
                           L.P. (Incorporated herein by reference to Exhibit
                           99.3 to the Company's Current Report on Form 8-K
                           dated February 20, 2002).

  +10.26          -- Warrant Agreement dated February 20, 2002 among the
                           Company, Mellon Ventures, L.P. and Steven A. Webster
                           (including Warrant Certificate) (Incorporated herein
                           by reference to Exhibit 99.4 to the Company's Current
                           Report on Form 8-K dated February 20, 2002).

  +10.27          -- Registration Rights Agreement dated February 20, 2002 among the Company, Mellon Ventures, L.P. and Steven A.
                           Webster (Incorporated herein by reference to Exhibit
                           99.5 to the Company's Current Report on Form 8-K
                           dated February 20, 2002).

  +10.28          -- Compliance Sideletter dated February 20, 2002 between the
                           Company and Mellon Ventures, L.P. (Incorporated
                           herein by reference to Exhibit 99.6 to the Company's
                           Current Report on Form 8-K dated February 20, 2002).

  +10.29          -- Form of Amendment to Executive Officer Employment Agreement
                           (Incorporated herein by reference to Exhibit 99.7 to
                           the Company's Current Report on Form 8-K dated
                           February 20, 2002).

  +10.30          -- Form of Amendment to Director Indemnification Agreement
                           (Incorporated herein by reference to Exhibit 99.8 to
                           the Company's Current Report on Form 8-K dated
                           February 20, 2002).

  +10.31          -- Contribution and Subscription Agreement dated June 23, 2003 by and among Pinnacle Gas Resources, Inc., CCBM,
                           Inc., Rocky Mountain Gas, Inc. and the CSFB Parties
                           listed therein (Incorporated herein by reference to
                           Exhibit 10.1 to the Company's Quarterly Report on
                           Form 10-Q for the quarter ended June 30, 2003).

  +10.32          -- Transition Services Agreement dated June 23, 2003 by and between the Company and Pinnacle Gas Resources, Inc.
                           (Incorporated herein by reference to Exhibit 10.2 to
                           the Company's Quarterly Report on Form 10-Q for the
                           quarter ended June 30, 2003).

    21.1          -- Subsidiaries of the Company.

    23.1          -- Consent of Ernst & Young LLP.

    23.2          -- Consent of Ryder Scott Company Petroleum Engineers.

    23.3          -- Consent of Fairchild & Wells, Inc.

    23.4          -- Notice Regarding Consent of Arthur Andersen LLP.

    31.1          -- CEO Certification Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002.

    31.2          -- CFO Certification Pursuant to Section 302 of the
                           Sarbanes-Oxley Act of 2002.

    32.1          -- CEO Certification Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002.

    32.2          -- CFO Certification Pursuant to Section 906 of the
                           Sarbanes-Oxley Act of 2002.

    99.1          -- Summary of Reserve Report of Ryder Scott Company Petroleum
                           Engineers as of December 31, 2003.

    99.2          -- Summary of Reserve Report of Fairchild & Wells, Inc. as of
                           December 31, 2003.

----------
+ Incorporated by reference as indicated.

                             CARRIZO OIL & GAS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                PAGE
                                                                                ----
Carrizo Oil & Gas, Inc. --
  Reports of Independent Auditors and Independent Public Accountants            F-2
Consolidated Balance Sheets, December 31, 2002 and 2003                         F-4
Consolidated Statements of Operations for the Years Ended December
  31, 2001, 2002 and 2003                                                       F-5
Consolidated Statements of Shareholders' Equity for the Years Ended
  December 31, 2001, 2002 and 2003                                              F-6
Consolidated Statements of Cash Flows for the Years Ended December
  31, 2001, 2002 and 2003                                                       F-8
Notes to Consolidated Financial Statements                                      F-9

                         REPORT OF INDEPENDENT AUDITORS

The Board of Directors and Shareholders of
Carrizo Oil & Gas, Inc.

         We have audited the accompanying consolidated balance sheet of Carrizo Oil & Gas, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, shareholders' equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of Carrizo Oil & Gas, Inc. as of December 31, 2001 and for the year then ended, were audited by other auditors who have ceased operations and whose report dated March 20, 2002, expressed an unqualified opinion on those statements, before the revisions described in Note 2.

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

         In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for the two years then ended, in conformity with accounting principles generally accepted in the United States.

         As described in Note 2, the Company revised the reported amount of the after-tax write-down that would have been taken as of December 31, 2001 using prices in effect at that date. We audited the adjustments describe in Note 2 that were applied to revise the reported amount of the full cost ceiling test write-down had the Company not utilized the improvements in pricing subsequent to December 31, 2001 and/or the addition of proved oil and natural gas reserves on existing properties subsequent to the end of the period but prior to issuance of financial statements. Our procedures included (a) agreeing the revised tax basis in the full cost ceiling test computation to the Company's underlying records obtained from management, and (b) testing the mathematical accuracy of the revisions to the full cost ceiling computation. In our opinion such adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the Company other than with respect to such adjustments and accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

         As discussed in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations.

                                                ERNST & YOUNG LLP

Houston, Texas
March 25, 2004

         THIS IS A COPY OF AN ACCOUNTANTS' REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP. THIS REPORT HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP. AS DESCRIBED IN NOTE 2 TO CARRIZO'S CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2003, THE FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2001 REFERRED TO IN THIS REPORT HAVE BEEN REVISED SUBSEQUENT TO THE DATE OF THE REPORT TO REFLECT REVISIONS TO THE AMOUNT OF THE AFTER-TAX WRITE-DOWN THAT WOULD HAVE TAKEN AS OF DECEMBER 31, 2001 USING PRICES IN EFFECT AT THAT DATE. THE REVISIONS HAVE BEEN REPORTED ON BY ERNST & YOUNG LLP.

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

                                         ARTHUR ANDERSEN LLP

Houston, Texas
March 20, 2002

                             CARRIZO OIL & GAS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                                                 AS OF DECEMBER 31,
                                                                                             ------------------------
                                                                                                 2002             2003
                                                                                             ----------    ----------
                                                                                                  (In thousands)
                                      ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                                  $    4,743    $    3,322
  Accounts receivable, trade (net of allowance for doubtful accounts of $0.5
    million and none at December 31, 2002 and 2003, respectively)                                 8,207         8,970
  Advances to operators                                                                             501         1,877
  Deposits                                                                                           46            56
  Other current assets                                                                              605           100
                                                                                             ----------    ----------

      Total current assets                                                                       14,102        14,325

PROPERTY AND EQUIPMENT, net (full-cost method of
    accounting for oil and natural gas properties)                                              120,526       135,273
Investment in Pinnacle Gas Resources, Inc.                                                            -         6,637
Deferred financing costs                                                                            760           479
Other assets                                                                                          -            89
                                                                                             ----------    ----------
                                                                                             $  135,388    $  156,803
                                                                                             ==========    ==========

                        LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade                                                                    $    9,957    $   19,515
  Accrued liabilities                                                                             1,014         1,057
  Advances for joint operations                                                                   1,550         3,430
  Current maturities of long-term debt                                                            1,609         1,037
  Current maturities of seismic obligation payable                                                1,414         1,103
                                                                                             ----------    ----------

        Total current liabilities                                                                15,544        26,142

LONG-TERM DEBT                                                                                   37,886        34,113
SEISMIC OBLIGATION PAYABLE                                                                        1,103             -
ASSET RETIREMENT OBLIGATION                                                                           -           883
DEFERRED INCOME TAXES                                                                             7,666        12,479
COMMITMENTS AND CONTINGENCIES (Note 10)
CONVERTIBLE PARTICIPATING PREFERRED STOCK (10,000,000
  shares of preferred stock authorized, of which 150,000 are shares designated as convertible participating shares, with 65,294 and 71,987 convertible participating shares issued and outstanding at December 31, 2002 and 2003,
  respectively) (Note 9)                                                                          6,373         7,114

SHAREHOLDERS' EQUITY:
  Warrants (3,262,821 outstanding at December 31, 2002 and 2003, respectively)                      780           780
  Common stock, par value $.01 (40,000,000 shares authorized with 14,177,383 and
    14,591,348 issued and outstanding at December 31, 2002 and 2003, respectively)                  142           146
  Additional paid in capital                                                                     63,224        65,103
  Retained deficit                                                                                3,058        10,229
  Accumulated other comprehensive income                                                           (388)         (186)
                                                                                             ----------    ----------
                                                                                                 66,816        76,072
                                                                                             ----------    ----------
                                                                                             $  135,388    $  156,803
                                                                                             ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                             CARRIZO OIL & GAS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------
                                                                  2001            2002            2003
                                                               ----------      ----------      ----------
                                                               (In thousands except for per share amounts)
OIL AND NATURAL GAS REVENUES                                   $   26,226      $   26,802      $   38,508

COSTS AND EXPENSES:
  Oil and natural gas operating expenses (exclusive of
    depreciation shown separately below)                            4,138           4,908           6,724
  Depreciation, depletion and amortization                          6,492          10,574          11,868
  General and administrative                                        3,333           4,133           5,639
  Accretion expenses related to asset retirement obligation             -               -              41
  Stock option compensation                                          (558)            (84)            313
                                                               ----------      ----------      ----------
        Total costs and expenses                                   13,405          19,531          24,585
                                                               ----------      ----------      ----------

OPERATING INCOME                                                   12,821           7,271          13,923

OTHER INCOME AND EXPENSES:
  Equity in loss of Pinnacle Gas Resources, Inc.                        -               -            (830)
  Other income and expenses                                         1,777             274              29
  Interest income                                                     275              55              58
  Interest expense                                                 (1,040)           (846)           (617)
  Interest expense, related parties                                (2,137)         (2,255)         (2,379)
  Capitalized interest                                              3,171           3,100           2,919
                                                               ----------      ----------      ----------

INCOME BEFORE INCOME TAXES                                         14,867           7,599          13,103
INCOME TAXES                                                        5,336           2,809           5,063
                                                               ----------      ----------      ----------

NET INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                                   9,531           4,790           8,040
DIVIDENDS AND ACCRETION ON PREFERRED STOCK                              -             588             741
                                                               ----------      ----------      ----------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS
   BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                          9,531           4,202           7,299
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE
   NET OF INCOME TAXES                                                  -               -             128
                                                               ----------      ----------      ----------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                    $    9,531      $    4,202      $    7,171
                                                               ==========      ==========      ==========

BASIC EARNINGS PER COMMON SHARE BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                     $     0.68      $     0.30      $     0.51
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE NET OF INCOME TAXES                                       -               -           (0.01)
                                                               ----------      ----------      ----------
BASIC EARNINGS PER COMMON SHARE                                $     0.68      $     0.30      $     0.50
                                                               ==========      ==========      ==========
DILUTED EARNINGS PER COMMON SHARE BEFORE CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                    $     0.57      $     0.26      $     0.44
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE NET OF INCOME TAXES                                        -               -           (0.01)
                                                               ----------      ----------      ----------
DILUTED EARNINGS PER COMMON SHARE                              $     0.57      $     0.26      $     0.43
                                                               ==========      ==========      ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                             CARRIZO OIL & GAS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                  WARRANTS                COMMON STOCK
                                           ----------------------   -----------------------
                                            NUMBER       AMOUNT       SHARES       AMOUNT
                                           ---------   ----------   ----------   ----------
BALANCE, January 1, 2001                   3,010,189   $      765   14,055,061   $      141

  Comprehensive income
Net income                                         -            -            -            -
Cummulative effect of change
   in accounting principle                         -            -            -            -
Reclassification adjustments for
   cummulative effect of change in
   accounting principle                            -            -            -            -
Reclassification adjustments for
   settled contracts                               -            -            -            -
Net change in fair value of
   hedging instruments                             -            -            -            -
                                           ---------   ----------   ----------   ----------
  Comprehensive income

Common stock issued                                -            -        9,016            -
                                           ---------   ----------   ----------   ----------

BALANCE, December 31, 2001                 3,010,189          765   14,064,077          141
                                           ---------   ----------   ----------   ----------
Net income                                         -            -            -            -
Net change in fair value of
  hedging instruments                              -            -            -            -
                                           ---------   ----------   ----------   ----------
Comprehensive income

Warrants issued                              252,632           15            -            -
Common stock issued                                -            -      113,306            1
Dividends and accretion of
  discount on preferred stock                      -            -            -            -
                                           ---------   ----------   ----------   ----------

BALANCE, December 31, 2002                 3,262,821          780   14,177,383          142
                                           ---------   ----------   ----------   ----------
Net income                                         -            -            -            -
Net change in fair value of
  hedging instruments                              -            -            -            -
                                           ---------   ----------   ----------   ----------

Common stock issued                                -            -      413,965            4
Dividends and accretion of
  discount on preferred stock                      -            -            -            -
                                           ---------   ----------   ----------   ----------
BALANCE, December 31, 2003                 3,262,821   $      780   14,591,348   $      146
                                           =========   ==========   ==========   ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                                                                                           ACCUMULATED
                                            ADDITIONAL                      RETAINED          OTHER
                                             PAID IN      COMPREHENSIVE     EARNINGS      COMPREHENSIVE   SHAREHOLDERS'
                                             CAPITAL         INCOME        (DEFICIT)      INCOME (LOSS)      EQUITY
                                           ------------   ------------    ------------    ------------    ------------
                                                                     (Dollars in thousands)
BALANCE                                    $     62,708              -    $    (10,675)              -    $     52,939

  Comprehensive income
Net income                                            -   $      9,531           9,531               -           9,531
Cummulative effect of change
   in accounting principle                            -         (1,967)              -    $     (1,967)         (1,967)
Reclassification adjustments for
   cummulative effect of change in
   accounting principle                               -          1,967               -           1,967           1,967
Reclassification adjustments for
   settled contracts                                  -         (2,020)              -          (2,020)         (2,020)
Net change in fair value of
   hedging instruments                                -          2,726               -           2,726           2,726
                                           ------------   ------------    ------------    ------------    ------------
  Comprehensive income                                    $     10,237
                                                          ============
Common stock issued                                  28                              -               -              28
                                           ------------                   ------------    ------------    ------------
BALANCE, December 31, 2001                       62,736                         (1,144)            706          63,204
                                           ------------                   ------------    ------------    ------------
Net income                                            -          4,790           4,790               -           4,790
Net change in fair value of
  hedging instruments                                 -         (1,094)              -          (1,094)         (1,094)
                                           ------------   ------------    ------------    ------------    ------------
Comprehensive income                                      $      3,696
                                                          ============
Warrants issued                                                                      -               -              15
Common stock issued                                 488                              -               -             489
Dividends and accretion of
  discount on preferred stock                         -                           (588)              -            (588)
                                           ------------                   ------------    ------------    ------------
BALANCE, December 31, 2002                       63,224                          3,058    $       (388)         66,816
                                           ------------                   ------------    ------------    ------------
Net income                                            -   $      7,912           7,912               -           7,912
Net change in fair value of
  hedging instruments                                 -            202               -             202             202
                                           ------------   ------------    ------------    ------------    ------------
                                                          $      8,114
                                                          ============
Common stock issued                               1,879                              -               -           1,883
Dividends and accretion of
  discount on preferred stock                         -                           (741)              -            (741)
                                           ------------                   ------------    ------------    ------------
BALANCE, December 31, 2003                 $     65,103                   $     10,229    $       (186)   $     76,072
                                           ============                   ============    ============    ============

                             CARRIZO OIL & GAS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 2001          2002          2003
                                                              ----------    ----------    ----------
                                                                          (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income before cumulative effect of change
      in accounting principle                                 $    9,531    $    4,790    $    8,040
   Adjustment to reconcile net income to net
    cash provided by operating activities -
    Depreciation, depletion and amortization                       6,492        10,574        11,868
    Discount accretion                                                85            86           161
    Ineffective derivative instruments                               706          (706)          119
    Interest payable in kind                                       1,282         1,353         1,428
    Stock option compensation (benefit)                             (558)          (84)          313
    Gain on sale of Michael Petroleum Corporation                 (3,900)            -             -
    Equity in loss of Pinnacle Gas Resources, Inc.                     -             -           830
    Deferred income taxes                                          5,204         2,645         4,883
   Changes in assets and liabilities -
    Accounts receivable                                             (719)          530          (762)
    Other assets                                                     143           (59)          335
    Accounts payable                                               6,555           643         7,803
    Accrued liabilities                                             (870)          153            41
                                                              ----------    ----------    ----------
        Net cash provided by operating
         activities                                               23,951        19,925        35,059
                                                              ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                          (38,264)      (24,696)      (33,358)
   Proceeds from sale of Michael Petroleum Corporation             5,445             -             -
   Proceeds from the sale of oil and natural gas properties            -           355             -
   Change in capital expenditure accrual                             355          (949)        1,755
   Advances to operators                                           1,248             8        (1,377)
   Advances for joint operations                                      (8)        1,182         1,879
                                                              ----------    ----------    ----------
        Net cash used in investing activities                    (31,224)      (24,100)      (31,101)
                                                              ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of common stock                             27            14           691
   Net proceeds from sale of preferred stock                           -         5,800             -
   Net proceeds from debt issuance                                 7,744         8,613             -
   Debt repayments                                                (5,479)       (8,745)       (5,951)
   Loss on ineffective derivatives                                     -             -          (119)
                                                              ----------    ----------    ----------
        Net cash provided by (used in) financing activities        2,292         5,682        (5,379)
                                                              ----------    ----------    ----------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                               (4,981)        1,507        (1,421)
CASH AND CASH EQUIVALENTS, beginning of year                       8,217         3,236         4,743
                                                              ----------    ----------    ----------
CASH AND CASH EQUIVALENTS, end of year                        $    3,236    $    4,743    $    3,322
                                                              ==========    ==========    ==========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest (net of amounts capitalized)        $        -    $        1    $       77
                                                              ==========    ==========    ==========
   Cash paid for income taxes                                 $        -           $ -           $ -
                                                              ==========    ==========    ==========
   Common stock issued for oil and gas properties             $        -    $      475    $    1,193
                                                              ==========    ==========    ==========

  The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. NATURE OF OPERATIONS

         Carrizo Oil & Gas, Inc. (Carrizo, a Texas corporation; together with its subsidiary, affiliates and predecessors, the Company) is an independent energy company formed in 1993 and is engaged in the exploration, development, exploitation and production of oil and natural gas. Its operations are focused on Texas and Louisiana Gulf Coast trends, primarily the Frio, Wilcox and Vicksburg trends. The Company, through CCBM Inc. (a wholly-owned subsidiary) ("CCBM") acquired interests in certain oil and natural gas leases in Wyoming and Montana in areas prospective for coalbed methane. During 2003, the Company obtained offshore licensees to explore in the U.K. North Sea and acquired interests in the Barnett Shale trend located in Tarrant and Parker counties in North Texas.

         The exploration for oil and natural gas is a business with a significant amount of inherent risk requiring large amounts of capital. The Company intends to finance its exploration and development program through cash from operations, existing credit facilities or arrangements with other industry participants. If the sources of capital currently available to the Company not be sufficient to explore and develop its prospects and meet current and near-term obligations, the Company may be required to seek additional sources of financing which may not be available on terms acceptable to the Company. This lack of additional financing could force the Company to defer its planned exploration and development drilling program which could adversely affect the recoverability and ultimate value of the Company's oil and natural gas properties.

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

         The Company believes the following critical accounting policies affect its more significant judgements and estimates used in the preparation of its consolidated financial statements:

OIL AND NATURAL GAS PROPERTIES

         Investments in oil and natural gas properties are accounted for using the full-cost method of accounting. All costs directly associated with the acquisition, exploration and development of oil and natural gas properties are capitalized. Such costs include lease acquisitions, seismic surveys, and drilling and completion equipment. The Company proportionally consolidates its interests in oil and natural gas properties. The Company capitalized compensation costs for employees working directly on exploration activities of $1.0 million, $1.0 million and $1.4 million in 2001, 2002 and 2003, respectively. Maintenance and repairs are expensed as incurred.

         Oil and natural gas properties are amortized based on the unit-of-production method using estimates of proved reserve quantities. Investments in unproved properties are not amortized until proved reserves associated with the projects can be determined or until they are impaired. Unevaluated properties are evaluated periodically for impairment on a property-by-property basis. If the results of an assessment indicate that the properties are impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized. The amortizable base includes estimated future development costs and, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rate per Mcfe for 2001, 2002 and 2003 was $1.15, $1.41 and $1.55, respectively.

         Dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

 The net capitalized costs of proved oil and natural gas properties are subject to a "ceiling test" which limits such costs to the estimated present value, discounted at a 10% interest rate, of future net revenues from proved reserves, based on current economic and operating conditions. If net capitalized costs exceed this limit, the excess is charged to operations through depreciation, depletion and amortization. During the year-end close of 2003, a computational error was identified in the ceiling test calculation which overstated the tax basis used in the computation to derive the after-tax present value (discounted at 10%) of future net revenues from proved reserves. This tax basis error was also present in each of the previous ceiling test computations dating back to 1997. This error only affected the after-tax computation, used in the ceiling test calculation and the unaudited supplemental oil and natural gas disclosure and did not impact: (1) the pre-tax valuation of the present value (discounted at 10%) of future net revenues from proved reserves, (2) the proved reserve volumes, (3) our EBITDA or our future cash flows from operations, (4) the net deferred tax liability, (5) the estimated tax basis in oil and natural gas properties, or (6) the estimated tax net operating losses.

         After discovering this computational error, the ceiling tests for all quarters since 1997 were recomputed and it was determined that no write-down of oil and natural gas assets was necessary in any of the years from 1997 to 2003. However, based upon the oil and natural gas prices in effect on December 31, 2001, March 31, 2003 and September 30, 2003, the unamortized cost of oil and natural gas properties exceeded the cost center ceiling. As permitted by full cost accounting rules, improvements in pricing and/or the addition of proved reserves subsequent to those dates sufficiently increased the present value of the oil and natural gas assets and removed the necessity to record a write-down in these periods. Using the prices in effect and estimated proved reserves on December 31, 2001, March 31, 2003 and September 30, 2003, the after-tax write-down would have been approximately $6.3 million, $1.0 million, and $6.3 million, respectively, had we not taken into account these subsequent improvements. These improvements at September 30, 2003 included estimated proved reserves attributable to our Shade Side #1 well. Because of the volatility of oil and natural gas prices, no assurance can be given that we will not experience a write-down in future periods.

         Depreciation of other property and equipment is provided using the straight-line method based on estimated useful lives ranging from five to 10 years.

         SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Intangible Assets," were issued by the FASB in June 2001 and became effective for us on July 1, 2001 and January 1, 2002, respectively. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Additionally, SFAS No. 141 requires companies to disaggregate and report separately from goodwill certain intangible assets. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. Under SFAS No. 142, goodwill and certain other intangible assets are not amortized but rather are reviewed annually for impairment.

         Natural gas and oil mineral rights held under lease and other contractual arrangements representing the right to extract such reserves for both undeveloped and developed leaseholds may have to be classified separately from natural gas and oil properties as intangible assets on our consolidated balance sheets. In addition, the disclosures required by SFAS No. 141 and 142 relative to intangibles would be included in the notes to the consolidated financial statements. Historically, we, like many other natural gas and oil companies, have included these rights as part of natural gas and oil properties, even after SFAS No. 141 and 142 became effective.

         As it applies to companies like us that have adopted full cost accounting for natural gas and oil activities, we understand that this interpretation of SFAS No. 141 and 142 would only affect our balance sheet classification of proved natural gas and oil leaseholds acquired after June 30, 2001 and all of our unproved oil and natural gas leaseholds. We would not be required to reclassify proved reserve leasehold acquisitions prior to June 30, 2001 because we did not separately value or account for these costs prior to the adoption date of SFAS No. 141. Our results of operations and cash flows would not be affected, since these oil and natural gas mineral rights held under lease and other contractual arrangements representing the right to extract natural gas and oil reserves would continue to be amortized in accordance with full cost accounting rules.

         As of December 31, 2003, and 2002, we had leasehold costs incurred of approximately $5.5 million and $1.4 million, respectively, that would be classified on our consolidated balance sheet as "intangible leasehold costs" if we applied the interpretation discussed above.

         We will continue to classify our oil and natural gas mineral rights held under lease and other contractual rights representing the right to extract such reserves as tangible oil and natural gas properties until further guidance is provided.

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

         The Company's full cost ceiling test also depends on the Company's estimate of proved reserves. If these reserve estimates decline, the Company may be subjected to a full cost ceiling write-down.

CASH AND CASH EQUIVALENTS

         Cash and cash equivalents include highly liquid investments with maturities of three months or less when purchased.

INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

         The Company's investment in Pinnacle is recorded using the equity method of accounting. Under this method, the investment is recorded at cost initially, and the investment is adjusted for the Company's equity in the subsidiary's profit or loss. The investment is further adjusted for additional contributions to and distributions from the subsidiary.

    The Company would also record any loss in fair value of the investment other than a temporary decline.

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

FINANCING COSTS

         Long-term debt financing costs of $0.8 million and $0.5 million are included in other assets as of December 31, 2002 and 2003, respectively, and are being amortized using the effective yield method over the term of the loans (through January 31, 2005 for the credit facility and through December 15, 2007 for subordinated notes payable).

SUPPLEMENTAL CASH FLOW INFORMATION

         The Statement of Cash Flows for the year ended December 31, 2002 does not reflect the following non-cash transactions: the $2.5 million acquisition of seismic data, the $0.5 million acquisition of oil and natural gas properties through the issuance of common stock, and the $0.6 million reduction of oil and natural gas properties for the amount of insurance recoveries expected to be received related to difficulties encountered in the drilling of a well. The Statement of Cash Flows for the year ended December 31, 2003 does not include the acquisition of $1.2 million of seismic data through the issuance of common stock and the $0.2 million non-cash cumulative effect recorded in connection with the implementation of SFAS No. 143, "Accounting for Asset Retirement Obligations" (See New Accounting Pronouncements).

FINANCIAL INSTRUMENTS

         The Company's recorded financial instruments consist of cash, receivables, payables and long-term debt. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of bank debt approximates fair value as this borrowing bears interest at variable interest rates. The fair value of the Subordinated Notes payable and the RMG note at December 31, 2003 was $27.3 million and $0.9 million, respectively. Fair values for the Subordinated Notes payable and the RMG note were determined based upon interest rates available to the Company at December 31, 2003 with similar terms.

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

         In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure." The Company has adopted the disclosure requirements of SFAS No. 148 and has elected to record employee compensation expense utilizing the intrinsic value method permitted under Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees." The Company accounts for its employees' stock-based compensation plan under APB Opinion No. 25 and its related interpretations. Accordingly, any deferred compensation expense would be recorded for stock options based on the excess of the market value of the common stock on the date the options were granted over the aggregate exercise price of the options. This deferred compensation would be amortized over the vesting period of each option. Had compensation cost been determined consistent with SFAS No. 123 "Accounting for Stock Based Compensation" for all options, the Company's net income (loss) and earnings per share would have been as follows:

                                                       For the Year Ended December 31,
                                                     -----------------------------------
                                                        2001        2002         2003
                                                     ---------    ---------    ---------
                                                    (In thousands except per share amounts)
Net income available to common shareholders
  before cumulative effect of change in accounting
  principle as reported                              $   9,531    $   4,202    $   7,299

Less:  Total stock-based employee
  compensation expense determined under
  fair value method for all awards, net of
  related tax effects                                   (1,369)        (872)        (662)
                                                     ---------    ---------    ---------
Pro forma net income available to common
  shareholders before cumulative effect of change
  in accounting principle                            $   8,162    $   3,330    $   6,637
                                                     =========    =========    =========

Net income available to common shareholders
  before cumulative effect of change in accounting
  principle per common hsare, as reported:
    Basic                                            $    0.68    $    0.30    $    0.51
    Diluted                                               0.57         0.26         0.44

Pro Forma net income available to common
  shareholders before cumulative effect of change
  in accounting principle per common share, as if
  value method had been applied to all awards:
    Basic                                            $    0.58    $    0.24    $    0.46
    Diluted                                               0.49         0.21         0.40

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities." This statement, as amended by SFAS No. 137 and SFAS No. 138, establishes standards of accounting for and disclosures of derivative instruments and hedging activities. This statement requires all derivative instruments to be carried on the balance sheet at fair value with changes in a derivative instrument's fair value recognized currently in earnings unless specific hedge accounting criteria are met. SFAS No. 133 was effective for the Company beginning January 1, 2001 and was adopted by the Company on that date. In accordance with the current transition provisions of SFAS No. 133, the Company recorded a cumulative effect transition adjustment of $2.0 million (net of related tax expense of $1.1 million) in accumulated other comprehensive income to recognize the fair value of its derivatives designated as cash flow hedging instruments at the date of adoption.

         Upon entering into a derivative contract, the Company designates the derivative instruments as a hedge of the variability of cash flow to be received (cash flow hedge). Changes in the fair value of a cash flow hedge are recorded in other comprehensive income to the extent that the derivative is effective in offsetting changes in the fair value of the hedged item. Any ineffectiveness in the relationship between the cash flow hedge and the hedged item is recognized currently in income. Gains and losses accumulated in other comprehensive income associated with the cash flow hedge are recognized in earnings as oil and natural gas revenues when the forecasted transaction occurs. All of the Company's derivative instruments at December 31, 2001, 2002 and 2003 were designated and cash flow hedges.

         When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value and gains and losses that were accumulated in other comprehensive income will be recognized in earnings immediately. In all other situations in which hedge accounting is discontinued, the derivative will be carried at fair value on the balance sheet with future changes in its fair value recognized in future earnings. See Note 15 with respect to the Company's positions with an affiliate of Enron Corp.

         The Company typically uses fixed rate swaps and costless collars to hedge its exposure to material changes in the price of oil and natural gas. The Company formally documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated cash flow hedges to forecasted transactions. The Company also formally assesses, both at the hedge's inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged transactions.

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

INCOME TAXES

         Under Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," deferred income taxes are recognized for the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts based on tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

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

MAJOR CUSTOMERS

         The Company sold oil and natural gas production representing more than 10% of its oil and natural gas revenues for the year ended December 31, 2002 to Cokinos Natural Gas Company (12%); for the year ended December 31, 2003 to WMJ Investments Corp. (16%), Cokinos Natural Gas Company (15%) and Gulfmark Energy, Inc. (14%). Because alternate purchasers of oil and natural gas are readily available, the Company believes that the loss of any of its purchasers would not have a material adverse effect on the financial results of the Company.

EARNINGS PER SHARE

         Supplemental earnings per share information is provided below:

                                                                            FOR THE YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------------------------------------------
                                                                     (In thousands except share and per share amounts)
                                                             INCOME                         SHARES               PER-SHARE AMOUNT
                                                    ------------------------  -------------------------------- --------------------
                                                      2001    2002     2003      2001       2002       2003     2001   2002    2003
                                                    ------- -------  -------  ---------- ---------- ---------- ------ ------ ------
Basic Earnings per Common Share
 Net income available to common shareholders
   before cumulative effect of change in accounting
   principle                                        $ 9,531 $ 4,202  $ 7,299  14,059,151 14,158,438 14,311,820 $ 0.68 $ 0.30 $ 0.51
                                                                                                               ====== ====== ======
Dilutive effect of Stock Options, Warrants and
 Preferred Stock conversions                              -       -        -   2,671,850  1,990,005  2,432,476
                                                    ------- -------  -------  ---------- ---------- ----------
Diluted Earnings per Share
 Net income available to common shareholders
   plus assumed conversions before cumulative
   effect of change in accounting principle         $ 9,531 $ 4,202  $ 7,299  16,731,001 16,148,443 16,744,296 $ 0.57 $ 0.26 $ 0.44
                                                    ======= =======  =======  ========== ========== ========== ====== ====== ======
Cumulative effect of change
 in accounting principle net of income taxes        $     - $     -  $  (128)
Basic Earnings per Common Share
 Net loss available to common shareholders                -       -        -  14,059,151 14,158,438 14,311,820 $ 0.00 $ 0.00 $(0.01)
                                                                                                               ====== ====== ======
Dilutive effect of Stock Options, Warrants and
 Preferred Stock conversions                              -       -        -   2,671,850  1,990,005  2,432,476
                                                    ------- -------  -------  ---------- ---------- ----------
Diluted Earnings per Share
Cumulative effect of change in accounting principle
 net  of income taxes plus assumed conversions      $     - $     -  $  (128) 16,731,001 16,148,443 16,744,296 $ 0.00 $ 0.00 $(0.01)
                                                    ======= =======  =======  ========== ========== ========== ====== ====== ======

                                                                    FOR THE YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------------------------------
                                                               (In thousands except share and per share amounts)
                                                       INCOME                      SHARES                PER-SHARE AMOUNT
                                               ---------------------- -------------------------------- --------------------
                                                2001   2002    2003      2001       2002       2003     2001   2002   2003
                                               ------ ------- ------- ---------- ---------- ---------- ------ ------ ------
Basic Earnings per Common Share
  Net income available to common shareholders  $9,531 $ 4,202 $ 7,171 14,059,151 14,158,438 14,311,820 $ 0.68 $ 0.30 $ 0.50
                                                                                                       ====== ====== ======
Dilutive effect of Stock Options, Warrants and
   Preferred Stock conversions                      -       -       -  2,671,850  1,990,005  2,432,476
                                               ------ ------- ------- ---------- ---------- ----------
Diluted Earnings per Share
  Net income available to common shareholders
   plus assumed conversions                    $9,531 $ 4,202 $ 7,171 16,731,001 16,148,443 16,744,296 $ 0.57 $ 0.26 $ 0.43
                                               ====== ======= ======= ========== ========== ========== ====== ====== ======

         Basic earnings per common share is based on the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per common share is based on the weighted average number of common shares and all dilutive potential common shares outstanding during the period. The Company had outstanding 79,500, 172,333 and 117,000 stock options at December 31, 2001, 2002 and 2003, respectively, that were antidilutive. The Company had outstanding 252,632 warrants at December 31, 2002 that were antidilutive. These antidilutive stock options and warrants were not included in the calculation because the exercise price of these instruments exceeded the underlying market value of the options and warrants as of the dates presented. The Company had 1,145,515 and 1,262,930 convertible preferred shares at December 31, 2002 and 2003, respectively, that were antidilutive and were not included in the calculation.

CONTINGENCIES

         Liabilities and other contingencies are recognized upon determination of an exposure, which when analyzed indicates that it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of such loss is reasonably estimable.

NEW ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that an asset retirement obligation (ARO) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which a legal obligation is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense will be recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash outflows discounted at the company's credit-adjusted risk-free interest rate.

    The Company adopted SFAS No. 143 on January 1, 2003, which resulted in an increase to net oil and natural gas properties of $0.4 million and additional liabilities related to asset retirement obligations of $0.6 million. These amounts reflect the ARO of the company had the provisions of SFAS No. 143 been applied since inception and resulted in a non-cash cumulative effect decrease to earnings of $0.1 million ($0.2 million pretax). In accordance with the provisions of SFAS No. 143, the Company records an abandonment liability associated with its oil and natural gas wells when those assets are placed in service, rather than its past practice of accruing the expected undiscounted abandonment costs on a unit-of-production basis over the productive life of the associated full cost pool. Under SFAS No. 143, depletion expense is reduced since a discounted ARO is depleted in the property balance rather than the undiscounted value previously depleted under the old rules. The lower depletion expense under SFAS No. 143 is offset, however, by accretion expense, which is recognized over time as the discounted liability is accreted to its expected settlement value.

         Inherent in the fair value calculation of ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the oil and natural gas property balance.

         The following table is a reconciliation of the asset retirement obligation liability since adoption (in thousands):

Asset retirement obligation upon adoption on January 1, 2003                       $ 597
Liabilities incurred                                                                  91
Liabilities settled                                                                    -
Accretion expense                                                                     42
Revisions in estimated liabilities                                                   153
                                                                                   -----

Asset retirement obligation at December 31, 2003                                   $ 883
                                                                                   =====

         The pro forma asset retirement obligation would have been approximately $0.3 million at January 1, 2001 had the Company adopted the provisions of SFAS 143 on January 1, 2001. The following table shows the pro forma effect of the implementation on the Company's Net Income available to Common Shareholders before cumulative effect of change in account principle had SFAS No. 143 been adopted by the Company on January 1, 2001.

                                                              FOR THE YEAR ENDED
                                                                 DECEMBER 31,
                                                            ----------------------
                                                              2001          2002
                                                            ---------    ---------
                                                             (In thousands, except
                                                                per share data)
Net income available to common shareholders                 $   9,531    $   4,202
Effect on Net Income had SFAS No. 143 been applied                (24)         (37)
                                                            ---------    ---------

Income Attributable to Common Stock before cumulative
  effect of change in accounting principle                  $   9,507    $   4,165
                                                            =========    =========

Basic Net Income per Common Share:
  Net Income                                                $    0.68    $    0.30
  Effect on Net Income had SFAS No. 143 been applied                -            -
                                                            ---------    ---------

  Net Income                                                $    0.68    $    0.30
                                                            =========    =========

Diluted Net Income per Common Share:
  Net Income                                                $    0.57    $    0.26
  Effect on Net Income had SFAS No. 143 been applied                -            -
                                                            ---------    ---------

  Net Income                                                $    0.57    $    0.26
                                                            =========    =========

         In January 2003, the FASB issued Interpretation No. 46 "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51." Interpretation No. 46 requires a company to consolidate a variable interest entity (VIE) if the company has a variable interest (or combination of variable interests) that is exposed to a majority of the entity's expected losses if they occur, receive a majority of the entity's expected residual returns if they occur, or both. In addition, more extensive disclosure requirements apply to the primary and other significant variable interest owners of the VIE. This interpretation applies immediately to VIEs created after January 31, 2003, and to VIEs in which an enterprise obtains an interest after that date. It is also generally effective for the first fiscal year or interim period beginning after December 31, 2003, to VIEs in which a company holds a variable interest that is acquired before February 1, 2003. This interpretation did not affect the Company's consolidated financial statements.

         In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards on how companies classify and measure certain financial instruments with characteristics of both liabilities and equity. The statement requires that the Company classify as liabilities the fair value of all mandatorily redeemable financial instruments that had previously been recorded as equity or elsewhere in the consolidated financial statements. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective for all existing financial instruments, except for minority interests in limited-life entities, beginning in the third quarter of 2003. This statement did not affect the Company's financial statements.

3. INVESTMENT IN MICHAEL PETROLEUM CORPORATION:

         In 2000 the Company received a finder's fee valued at $1.5 million from affiliates of Donaldson, Lufkin & Jenrette ("DLJ") in connection with their purchase of a significant minority shareholder interest in Michael Petroleum Corporation ("MPC"). MPC is a privately held exploration and production company which focuses on the natural gas producing Lobo Trend in South Texas. The minority shareholder interest in MPC was purchased by entities affiliated with DLJ. The Company elected to receive the fee in the form of 18,947 shares of common stock, 1.9% of the outstanding common shares of MPC, which, until its sale in 2001, was accounted for as a cost basis investment. Steven A. Webster, who is the Chairman of the Board of the Company, and a Managing Director of Global Energy Partners Ltd., a merchant banking affiliate of DLJ which makes investments in energy companies, joined the Board of Directors of MPC in connection with the transaction.

         In 2001, the Company agreed to sell its interest in MPC pursuant to an agreement between MPC and its shareholders for the sale of a majority interest in MPC to Calpine Natural Gas Company. The Company received total cash proceeds of $5.7 million, of which $5.5 million was paid to the Company during the third quarter of 2001, resulting in a financial statement gain of $3.9 million being reflected in the third quarter 2001 financial results. The remaining amounts were paid in 2003.

4. INVESTMENT IN PINNACLE GAS RESOURCES, INC.

THE PINNACLE TRANSACTION

         On June 23, 2003, pursuant to a Subscription and Contribution Agreement by and among the Company and its wholly-owned subsidiary, CCBM, Inc. ("CCBM"), Rocky Mountain Gas, Inc. ("RMG") and the Credit Suisse First Boston Private Equity entities, named therein (the "CSFB Parties"), CCBM and RMG contributed their respective interests, having a estimated fair value of approximately $7.5 million each, in (1) leases in the Clearmont, Kirby, Arvada and Bobcat project areas and (2) oil and natural gas reserves in the Bobcat project area to a newly formed entity, Pinnacle Gas Resources, Inc., a Delaware corporation ("Pinnacle"). In exchange for the contribution of these assets, CCBM and RMG each received 37.5% of the common stock of Pinnacle ("Pinnacle Common Stock") as of the closing date and options to purchase Pinnacle Common Stock ("Pinnacle Stock Options"). CCBM no longer has a drilling obligation in connection with the oil and natural gas leases contributed to Pinnacle.

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

         Immediately following the contribution and funding, Pinnacle used approximately $6.2 million of the proceeds from the funding to acquire an approximate 50% working interest in existing leases and acreage prospective for coalbed methane development in the Powder River Basin of Wyoming from Gastar Exploration, Ltd. Pinnacle also agreed to fund up to $14.9 million of future drilling and development costs on these properties on behalf of Gastar prior to December 31, 2005. The drilling and development work will be done under the terms of an earn-in joint venture agreement between Pinnacle and Gastar. The majority of these leases are part of, or adjacent to, the Bobcat project area. All of CCBM and RMG's interests in the Bobcat project area, the only producing coalbed methane property owned by CCBM prior to the transaction, were contributed to Pinnacle.

         Prior to and in connection with its contribution of assets to Pinnacle, CCBM paid RMG approximately $1.8 million in cash as part of its outstanding purchase obligation on the coalbed methane property interests CCBM previously acquired from RMG. As of June 30, 2003, approximately $1.1 million remaining balance of CCBM's obligation to RMG is scheduled to be paid in monthly installments of approximately $52,805 through November 2004 and a balloon payment on December 31, 2004. The RMG note is secured solely by CCBM's interests in the remaining oil and natural gas leases in Wyoming and Montana. In connection with the Company's investment in Pinnacle, the Company received a reduction in the principal amount of the RMG note of approximately $1.5 million and relinquished the right to receive certain revenues related to the properties contributed to Pinnacle.

         CCBM continues its coalbed methane business activities and, in addition to its interest in Pinnacle, owns direct interests in acreage in coalbed methane properties in the Castle Rock project area in Montana and the Oyster Ridge project area in Wyoming, which were not contributed to Pinnacle. CCBM and RMG will continue to conduct exploration and development activities on these properties as well as pursue other potential acquisitions. Other than indirectly through Pinnacle, CCBM currently has no proved reserves of, and is no longer receiving revenue from, coalbed methane gas.

         As of December 31, 2003, on a fully diluted basis, assuming that all parties exercised their Pinnacle Warrants and Pinnacle Stock Options, the CSFB Parties, CCBM and RMG would have ownership interests of approximately 46.2%, 26.9% and 26.9%, respectively. In March 2004, the CSFB Parties contributed additional funds of $11.8 million into Pinnacle to continue funding the 2004 development program which will increase their ownership to 66.7% on a fully diluted basis should CCBM and RMG each elect not to exercise their available options. Assuming that CCBM and RMG exercise their Pinnacle Stock Options, the CSFB parties' ownership interest in Pinnacle would be 54.6% and CCBM and RMG each would own 22.7% on a fully diluted basis.

         For accounting purposes, the transaction was treated as a reclassification of a portion of CCBM's investments in the contributed properties. The property contribution made by CCBM to Pinnacle is intended to be treated as a tax-deferred exchange as constituted by property transfers under section 351(a) of the Internal Revenue Code of 1986, as amended.

         The reclassification of investments in contributed properties resulting from the transaction with Pinnacle are reflected in accordance with the full cost method of accounting in the Company's balance sheet included in this Form 10-K for the year ended December 31, 2003.

5. PROPERTY AND EQUIPMENT

         At December 31, 2002 and 2003, property and equipment consisted of the following:

                                                         AS OF DECEMBER 31,
                                                       ----------------------
                                                          2002        2003
                                                       ---------    ---------
                                                           (IN THOUSANDS)
Proved oil and natural gas properties                  $ 133,032    $ 168,329
Unproved oil and natural gas properties                   42,020       32,978
Other equipment                                              685          742
                                                       ---------    ---------
     Total property and equipment                        175,737      202,049
Accumulated depreciation, depletion and amortization     (55,211)     (66,776)
                                                       ---------    ---------
Property and equipment, net                            $ 120,526    $ 135,273
                                                       =========    =========

         Oil and natural gas properties not subject to amortization consist of the cost of unevaluated leaseholds, seismic costs associated with specific unevaluated properties, exploratory wells in progress, and secondary recovery projects before the assignment of proved reserves. These unproved costs are reviewed periodically by management for impairment, with the impairment provision included in the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include drilling results by the Company and other operators, the terms of oil and natural gas leases not held by production, production response to secondary recovery activities and available funds for exploration and development. Of the $32.9 million of unproved property costs at December 31, 2003 being excluded from the amortizable base, $5.3 million, $5.4 million and $7.2 million were incurred in 2001, 2002 and 2003, respectively, and $15.0 million was incurred in prior years. These costs are primarily seismic and lease acquisition costs. The Company expects it will complete its evaluation of the properties representing the majority of these costs within the next two to five years.

6. INCOME TAXES

         All of the Company's income is derived from domestic activities. Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35% to pretax income as follows:

                                      YEAR ENDED DECEMBER 31,
                                      ------------------------
                                       2001     2002     2003
                                      ------   ------   ------
                                          (IN THOUSANDS)
Provision at the statutory tax rate   $5,204   $2,660   $4,586
Preferred dividend on Pinnacle             -        -      108
Increase in valuation allowance
    for equity in loss of Pinnacle         -        -      189
State taxes                              132      149      180
                                      ------   ------   ------
Income tax provision                  $5,336   $2,809   $5,063
                                      ======   ======   ======

         Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. At December 31, 2002 and 2003, the tax effects of these temporary differences resulted principally from the following:

                                            AS OF DECEMBER 31,
                                           --------------------
                                             2002        2003
                                           --------    --------
                                              (IN THOUSANDS)
Deferred income tax asset:
   Net operating loss carryforward         $  2,529    $  1,763
   Hedge valuation                              209         100
   Equity on loss of Pinnacle                     -         189
   Valuation allowance                          (15)       (204)
                                           --------    --------

                                              2,723       1,848
                                           --------    --------

Deferred income tax liabilities:
   Oil and gas acquisition, exploration
     and development costs deducted for
     tax purposes in excess of financial
     statement DD&A                           6,361       9,544
   Capitalized interest                       3,819       4,683
                                           --------    --------
                                             10,180      14,227
                                           --------    --------

     Net deferred income tax liability     $  7,457    $ 12,379
                                           ========    ========

         The net deferred income tax liability is classified as follows:

                                    AS OF DECEMBER 31,
                                    -----------------
                                     2002      2003
                                    -----------------
                                      (IN THOUSANDS)
Other current assets                $   209   $   100
Deferred income taxes                 7,666    12,479
                                    -------   -------

Net deferred income tax liability   $ 7,457   $12,379
                                    =======   =======

         Realization of the deferred tax asset is dependent on the Company's ability to generate taxable earnings in the future. The Company believes it will generate taxable income in the NOL carryforward period. As such management believes that it is more likely than not that its deferred tax assets other than the deferred tax asset attributable to Pinnacle will be fully realized. A full valuation allowance has been established for the equity in loss of Pinnacle's tax asset as the realization of the deferred tax asset is dependent on generating sufficient taxable income in Pinnacle in future periods. It is more unlikely than not that Pinnacle will realize the tax benefit. The Company has net operating loss carryforwards totaling approximately $5.0 million, which begin expiring in 2012 through 2021.

7. LONG-TERM DEBT

         At December 31, 2002 and 2003, long-term debt consisted of the following:

                                              AS OF DECEMBER 31,
                                             --------------------
                                               2002        2003
                                             --------    --------
                                                (IN THOUSANDS)
Hibernia Facility                            $  8,500    $  7,000
Senior subordinated notes, related parties     25,478      26,992
Capital lease obligations                         267         295
Non-recourse note payable to RMG                5,250         863
                                             --------    --------

                                               39,495      35,150
              Less:  current maturities        (1,609)     (1,037)
                                             --------    --------

                                             $ 37,886    $ 34,113
                                             ========    ========

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

         The borrowing base will be determined by Hibernia National Bank at least semi-annually on each October 31 and April 30. The initial borrowing base was $12.0 million, and the borrowing base as of October 31, 2002 and 2003 was $13.0 million and $19.0 million, respectively. Each party to the credit agreement can request one unscheduled borrowing base determination subsequent to each scheduled determination. The borrowing base will at all times equal the borrowing base most recently determined by Hibernia National Bank, less quarterly borrowing base reductions required subsequent to such determination. Hibernia National Bank will reset the borrowing base amount at each scheduled and each unscheduled borrowing base determination date. The initial quarterly borrowing base reduction, which commenced on June 30, 2002, was $1.3 million. The quarterly borrowing base reduction effective January 31, 2004 is $3.0 million.

         On December 12, 2002, the Company entered into an Amended and Restated Credit Agreement with Hibernia National Bank that provided additional availability under the Hibernia Facility in the amount of $2.5 million which is structured as an additional "Facility B" under the Hibernia Facility. The Facility B bore interest at LIBOR plus 3.375%, was secured by certain leases and working interests in oil and natural gas wells and matured on April 30, 2003. As such, the total borrowing base under the Hibernia Facility as of December 31, 2002 and 2003 was $15.5 million and $19.0 million, respectively, of which $8.5 and $7.0 million, respectively, was drawn on the Hibernia Facility.

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

         The Company is subject to certain covenants under the terms of the Hibernia Facility, including, but not limited to the maintenance of the following financial covenants: (i) a minimum current ratio of 1.0 to 1.0 (including availability under the borrowing base), (ii) a minimum quarterly debt services coverage of 1.25 times, and (iii) a minimum shareholders equity equal to $56.0 million, plus 100% of all subsequent common and preferred equity contributed by shareholders, plus 50% of all positive earnings occurring subsequent to such quarter end, all ratios as more particularly discussed in the credit facility. The Hibernia Facility also places restrictions on additional indebtedness, dividends to non-preferred stockholders, liens, investments, mergers, acquisitions, asset dispositions, asset pledges and mortgages, change of control, repurchase or redemption for cash of the Company's common or preferred stock, speculative commodity transactions, and other matters.

         At December 31, 2002 and 2003, amounts outstanding under the Hibernia Facility totaled $8.5 million and $7.0 million, respectively, with an additional $6.8 million and $12.0 million, respectively, available for future borrowings. At December 31, 2002 and 2003, one letter of credit was issued and outstanding under the Hibernia Facility in the amount of $0.2 million.

         On June 29, 2001, CCBM, Inc., a wholly owned subsidiary of the Company ("CCBM"), issued a non-recourse promissory note payable in the amount of $7.5 million to RMG as consideration for certain interests in oil and natural gas leases held by RMG in Wyoming and Montana. The RMG note is payable in 41-monthly principal payments of $0.1 million plus interest at 8% per annum commencing July 31, 2001 with the balance due December 31, 2004. The RMG note is secured solely by CCBM's interests in the oil and natural gas leases in Wyoming and Montana. In connection with the Company's investment in Pinnacle (see Note 4), the Company received a reduction in the principal amount of the RMG note of approximately $1.5 million and relinquished the right to certain revenues related to the properties contributed to Pinnacle.

         In December 2001, the Company entered into a capital lease agreement secured by certain production equipment in the amount of $0.2 million. The lease is payable in one payment of $11,323 and 35 monthly payments of $7,549 including interest at 8.6% per annum. In October 2002, the Company entered into a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $3,462 including interest at 6.4% per annum. In May 2003, the Company entered into a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $3,030 including interest at 5.5% per annum. In August 2003, the Company entered into a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $2,179 including interest at 6.0% per annum. The Company has the option to acquire the equipment at the conclusion of the lease for $1 under all of these leases. DD&A on the capital leases for the years ended December 31, 2002 and 2003 amounted to $28,000 and $48,000, respectively, and accumulated DD&A on the leased equipment at December 31, 2002 and 2003 amounted to $28,000 and $78,000, respectively.

         In December 1999, the Company consummated the sale of $22.0 million principal amount of 9% Senior Subordinated Notes due 2007 (the "Subordinated Notes") and $8.0 million of common stock and Warrants. The Company sold $17.6 million, $2.2 million, $0.8 million, $0.8 million and $0.8 million principal amount of Subordinated Notes; 2,909,092, 363,636, 121,212, 121,212 and 121,212
shares of the Company's common stock and 2,208,152, 276,019, 92,006, 92,006 and 92,006 Warrants to CB Capital Investors, L.P. (now known as JPMorgan Partners (23A SBIC), L.P.), Mellon Ventures, L.P., Paul B. Loyd, Jr., Steven A. Webster and Douglas A.P. Hamilton, respectively. The Subordinated Notes were sold at a discount of $0.7 million, which is being amortized over the life of the notes. Interest payments are due quarterly commencing on March 31, 2000. The Company may elect, until December 2004, to increase the amount of the Subordinated Notes for 60% of the interest which would otherwise be payable in cash. As of December 31, 2002 and 2003, the outstanding balance of the Subordinated Notes had been increased by $3.9 million and $5.3 million, respectively, for such interest paid in kind.

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

         Estimated maturities of long-term debt are $1.0 million in 2004, $7.1 million in 2005, and the remainder in 2007.

         At December 31, 2003, the Company was in compliance with all of its debt covenants,

8. SEISMIC OBLIGATION PAYABLE

         In 2002 the Company acquired (or obtained the right to acquire) certain seismic data in its core areas in the Texas and Louisiana Gulf Coast regions. Under the terms of the acquisition agreements, the Company is required to make monthly payments of $0.1 million through March 2004 and an additional payment of $0.8 million is due in April 2004.

9. CONVERTIBLE PARTICIPATING PREFERRED STOCK

         In February 2002, the Company consummated the sale of 60,000 shares of Convertible Participating Series B Preferred Stock (the "Series B Preferred Stock") and Warrants to purchase 252,632 shares of Carrizo common stock for an aggregate purchase price of $6.0 million. The Company sold 40,000 and 20,000 shares of Series B Preferred Stock and 168,422 and 84,210 Warrants to Mellon Ventures, Inc. and Steven A. Webster, respectively. The Series B Preferred Stock is convertible into common stock by the investors at a conversion price of $5.70 per share, subject to adjustments, and is initially convertible into 1,052,632 shares of common stock. Dividends on the Series B Preferred Stock will be payable in either cash at a rate of 8% per annum or, at the Company's option, by payment in kind of additional shares of the same series of preferred stock at a rate of 10% per annum. At December 31, 2002 and 2003, the outstanding balance of the Series B Preferred Stock has been increased by $0.5 million (5,294 shares) and $1.2 million (11,987 shares), respectively, for dividends paid in kind. The Series B Preferred Stock is redeemable at varying prices in whole or in part at the holders' option after three years or at the Company's option at any time. The Series B Preferred Stock will also participate in any dividends declared on the common stock. Holders of the Series B Preferred Stock will receive a liquidation preference upon the liquidation of, or certain mergers or sales of substantially all assets involving, the Company. Such holders will also have the option of receiving a change of control repayment price upon certain deemed change of control transactions. The warrants have a five-year term and entitle the holders to purchase up to 252,632 shares of Carrizo's common stock at a price of $5.94 per share, subject to adjustments, and are exercisable at any time after issuance. The warrants may be exercised on a cashless exercise basis.

         Net proceeds of this financing were approximately $5.8 million and were used primarily to fund the Company's ongoing exploration and development program and general corporate purposes.

10. COMMITMENTS AND CONTINGENCIES

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

         At December 31, 2003, the Company was obligated under a noncancelable operating lease for office space. Rent expense for the years ended December 31, 2001, 2002 and 2003 was $0.2 million. The Company is obligated for remaining lease payments of $0.2 million per year through December 31, 2004.

11. SHAREHOLDERS' EQUITY

         The Company issued 113,306 and 413,965 shares of common stock valued at $0.5 million and $1.9 million for the years ended December 31, 2002 and 2003, respectively. Of the shares issued during 2002, 106,472 were issued as partial consideration for the acquisition of interests in certain oil and natural gas properties and, of the shares issued during 2003, 167,964 were issued as consideration for an acquisition of certain seismic data and working interests in certain producing properties.

         The following table summarizes information for the options outstanding at December 31, 2003:

                                      OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                           ---------------------------------------   ----------------------
                                           WEIGHTED
                            NUMBER OF       AVERAGE       WEIGHTED    NUMBER OF    WEIGHTED
                             OPTIONS       REMAINING      AVERAGE      OPTIONS     AVERAGE
                           OUTSTANDING    CONTRACTUAL     EXERCISE   EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICES   AT 12/31/03   LIFE IN YEARS     PRICE     AT 12/31/03    PRICE
------------------------   -----------   -------------    --------   -----------   --------
$1.75-2.25                   580,702         6.09          $ 2.20      580,702     $   2.20
$3.14-4.00                   235,120         4.79          $ 3.56      283,120     $   3.56
$4.01-5.00                   634,667         8.13          $ 4.30      272,278     $   4.22
$5.17-8.00                   187,333         6.46          $ 6.52      136,222     $   6.67

         In June of 1997, the Company established the Incentive Plan of Carrizo Oil & Gas, Inc. (the "Incentive Plan"). In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation," which requires the Company to record stock-based compensation at fair value.

         The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2001, 2002 and 2003: risk free interest rate of 4.9%, 4.8% and 4.0% respectively, expected dividend yield of 0%, expected life of 10 years and expected volatility of 80.7%, 77.7% and 72.2% respectively.

         The Company may grant options ("Incentive Plan Options") to purchase up to 1,850,000 shares under the Incentive Plan and has granted options on 1,823,500 shares through December 31, 2003. Through December 31, 2003, 211,798 stock options had been exercised. A summary of the status of the Company's stock options at December 31, 2001, 2002 and 2003 is presented in the table below:

                                                            2001
                                             --------------------------------------
                                                          WEIGHTED
                                                          AVERAGE       RANGE OF
                                                          EXERCISE      EXERCISE
                                              SHARES       PRICES        PRICES
                                             ---------   ----------   -------------
Outstanding at beginning of year             1,206,423   $     5.20   $1.75 - $8.00
Granted (Incentive Plan Options)               436,500   $     4.34   $4.01 - $7.40
Exercised (Pre-IPO Options)                     (3,000)  $     3.60   $3.60
Exercised (Incentive Plan Options)              (3,266)  $     2.13   $2.00 - $2.25
                                             ---------   ----------
Outstanding at end of year                   1,636,657   $     3.49   $1.75 - $8.00
                                             =========   ==========
Exercisable at end of year                     625,701   $     3.45
                                             =========   ==========
Weighted average of fair value of
   options granted during the year           $    3.57
                                             =========

                                                            2002
                                             --------------------------------------
                                                          WEIGHTED
                                                          AVERAGE       RANGE OF
                                                          EXERCISE      EXERCISE
                                              SHARES       PRICES        PRICES
                                             ---------   ----------   -------------
Outstanding at beginning of year              1,636,657  $     3.49   $1.75 - $8.00
Granted (Incentive Plan Options)                54,500   $     4.31   $3.76 - $5.37
Exercised (Incentive Plan Options)              (6,834)  $     2.12   $2.00 - $2.25
Expired (Incentive Plan Options)               (54,000)  $     6.38   $1.75 - $8.00
                                             ---------   ----------
Outstanding at end of year                   1,630,323   $     3.35   $1.75 - $8.00
                                             =========   ==========
Exercisable at end of year                   1,048,212   $     3.28
                                             =========   ==========
Weighted average of fair value of
   options granted during the year           $    3.57
                                             =========

                                                            2003
                                             --------------------------------------
                                                          WEIGHTED
                                                          AVERAGE       RANGE OF
                                                          EXERCISE      EXERCISE
                                              SHARES       PRICES        PRICES
                                             ---------   ----------   -------------
Outstanding at beginning of year             1,630,323   $     3.35   $1.75 - $8.00
Granted (Incentive Plan Options)               257,500   $     4.63   $4.37 - $5.75
Exercised (Pre-IPO Options)                    (85,000)  $     3.60   $3.60
Exercised (Incentive Plan Options)            (161,001)  $     2.39   $2.00 - $4.40
Expired (Incentive Plan Options)                (4,000)  $     3.33   $2.25 - $4.40
                                             ---------   ----------
Outstanding at end of year                   1,637,822   $     3.63   $1.75 - $8.00
                                             =========   ==========
Exercisable at end of year                   1,261,655   $     3.44
                                             =========   ==========
Weighted average of fair value of
   options granted during the year           $    3.65
                                             =========

         In March of 2000, the FASB issued Interpretation No. 44 "Accounting for Certain Transactions involving Stock Compensation - an interpretation of APB No. 25" ("the Interpretation") which was effective July 1, 2000 and clarifies the application of APB No. 25 for certain issues associated with the issuance or subsequent modifications of stock compensation. For certain modifications, including stock option repricings made subsequent to December 15, 1998, the Interpretation requires that variable plan accounting be applied to those modified awards prospectively from July 1, 2000. This requires that the change in the intrinsic value of the modified awards be recognized as compensation expense. On February 17, 2000, Carrizo repriced certain employee and director stock options covering 348,500 shares of stock with a weighted average exercise price of $9.13 to a new exercise price of $2.25 through the cancellation of existing options and issuance of new options at current market prices. Subsequent to the adoption of the Interpretation, the Company records the effects of any changes in its stock price over the remaining vesting period through February 2010 on the corresponding intrinsic value of the repriced options in its results of operations as compensation expense until the repriced options either are exercised or expire. Stock option compensation expense (benefit) relating to the repriced options for the years ended December 31, 2001, 2002 and 2003 amounted to $(0.6 million), $(0.1 million) and $0.3 million, respectively.

12. RELATED-PARTY TRANSACTIONS

         During the years ended December 31, 2002 and 2003, the Company incurred drilling costs in the amount of and $2.9 million and $2.2 million, respectively, with Grey Wolf Drilling. Mr. Webster is the Chairman of the Board of Carrizo and a member of the Board of Directors of Grey Wolf Drilling. During the year ended December 31, 2003 the Company incurred lease operating costs of $0.4 million with Basic Services, Inc. Mr. Webster and Mr. Johnson are members of the Board of Directors of Basic Services, Inc. It is management's opinion that the transactions with both of these entitities were performed at prevailing market rates.

         At December 31, 2003, the Company had outstanding related party accounts payable balances of $0.9 million. At December 31, 2002, the Company had outstanding related-party accounts receivable, payable and advances for joint operations balances of $1.2 million, $1.2 million and $0.3 million, respectively.

         During the years ended December 31, 2002 and 2003, the Company participated in the drilling of one well and no wells, respectively, that were operated by a subsidiary of Brigham Exploration Company. During the years ended December 31, 2002 and 2003, Brigham Exploration Company ("Brigham") participated in the drilling of two wells and two wells, respectively, operated by the Company. During the year ended December 31, 2003, the Company incurred $0.7 million of operating expenses with Brigham and Brigham incurred drilling and operating expenses of $2.8 million with the Company. Mr. Webster is a member of the Board of Directors of Brigham. Mr. Webster is also a managing director of a merchant banking affiliate of the beneficial owner of approximately 35% of the common stock of the parent company of Brigham Oil and Gas, LP. The terms of the operating agreements between the Company and Brigham are consistent with standard industry practices.

         During the year ended December 31, 2002, the Company sold a 2% working interest in certain leases in Matagorda County, TX to Mr. Webster. The terms of the sale were the same as other sales of working interests in the same leases to industry partners.

         See Notes 7 and 9 for a discussion of the investment in Pinnacle, Subordinated Notes and Series B Preferred Stock, respectively, with parties that include members of the Company's Board of Directors or their affiliates.

         In December 1999, the Company reduced the exercise price of certain warrants originally issued to affiliates of Enron Corp. in January 1998. There were 250,000 of these warrants that expire in January 2005 to purchase the Company's common stock at $4.00 per share outstanding as of December 31, 2002 and 2003. Steven A. Webster, Chairman of the Board of the Company, is also a managing director of Credit Suisse First Boston Private Equity and is therefore a related party to the Pinnacle transaction.

         The Company entered into a transition services agreement with Pinnacle pursuant to which the Company provided certain accounting, treasury, tax, insurance and financial reporting functions to Pinnacle for a monthly fee equal to the Company's actual cost to provide such services.

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

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

         As of December 31, 2003, $0.2 million, net of tax of $0.1 million, remained in accumulated other comprehensive income related to the valuation of the Company's hedging positions.

         Total oil purchased and sold under swaps and collars during 2001, 2002 and 2003 were 18,000 Bbls, 131,300 Bbls and 193,600 Bbls, respectively. Total natural gas purchased and sold under swaps and collars in 2001, 2002 and 2003 were 3,087,000 MMBtu, 2,314,000 MMBtu and 2,739,000 MMBtu respectively. The net gains and (losses) realized by the Company under such hedging arrangements were $2.0 million, $(0.9 million) and $(1.8 million) for 2001, 2002 and 2003, respectively, and are included in oil and natural gas revenues.

         At December 31, 2002 and 2003 the Company had the following outstanding hedge positions:

                                        DECEMBER 31, 2002
-----------------------------------------------------------------------------------------------
                                CONTRACT VOLUMES
                                -----------------
                                                          AVERAGE       AVERAGE       AVERAGE
         QUARTER                 BBLS         MMBTU     FIXED PRICE   FLOOR PRICE  CEILING PRICE
--------------------------      ------       -------    -----------   -----------  -------------
First Quarter 2003              27,000                    $ 24.85
First Quarter 2003              36,000                                  $ 23.50         $ 26.50
First Quarter 2003                           540,000                       3.40            5.25
Second Quarter 2003             27,300                      24.85
Second Quarter 2003             36,000                                    23.50           26.50
Second Quarter 2003                          546,000                       3.40            5.25
Third Quarter 2003                           552,000                       3.40            5.25
Fourth Quarter 2003                          552,000                       3.40            5.25

                                        DECEMBER 31, 2003
------------------------------------------------------------------------------------------------
                                 CONTRACT VOLUMES
                                -------------------
                                                          AVERAGE       AVERAGE         AVERAGE
         QUARTER                 BBLS         MMBTU     FIXED PRICE   FLOOR PRICE     CEILING PRICE
--------------------------      ------       -------    -----------   -----------     -------------
First Quarter 2004              27,000                    $ 30.36
First Quarter 2004                           180,000         6.67
First Quarter 2004                           546,000                     $ 4.10          $ 7.00
Second Quarter 2004             18,300                      30.38
Second Quarter 2004                          546,000                       4.00            5.60
Third Quarter 2004                           552,000                       4.00            5.60
Fourth Quarter 2004                          369,000                       4.00            5.80

         Subsequent to December 31, 2003, the Company entered into costless collar arrangements covering 1,641,000 MMBtu of natural gas for April 2004 through March 2005 production with an average floor price of $4.75 and an average ceiling price of $7.04. The Company also entered into swap arrangements covering 18,300 Bbls of crude oil for June 2004 through July 2004 production at an average fixed price of $33.63.

         In addition to the hedge positions above, during the second quarter of 2003, the Company acquired options to sell 6,000 MMBtu of natural gas per day for the period July 2003 through August 2003 (552,000 MMBtu) at $8.00 per MMBtu for approximately $119,000. The Company acquired these options to protect its cash position against potential margin calls on certain natural gas derivatives due to large increases in the price of natural gas. These options were classified as derivatives. As of December 31, 2003, these options have expired and a charge of $119,000 has been included in other income and expenses for the year ended December 31, 2003.

14. SUBSEQUENT EVENTS

SECONDARY COMMON STOCK OFFERING

         In the first quarter of 2004, the Company completed the public offering of 6,485,000 shares of our common stock at $7.00 per share. The offering included 3,655,500 newly issued shares offered by Carrizo and 2,829,500 shares offered by certain existing stockholders. The Company expects to use the net proceeds from this offering to accelerate its drilling program and to retain larger interests in portions of its drilling prospects that Carrizo otherwise would sell down or for which Carrizo would seek joint partners and for general corporate purposes. In the meantime, Carrizo used a portion of the net proceeds to repay the $7 million outstanding principal amount under our revolving credit facility. Carrizo did not receive any proceeds from the shares offered by the selling stockholders.

BARNETT SHALE ACQUISITION

         On February 27, 2004, the Company closed a transaction with a private company to acquire working interests and acreage in certain oil and natural gas wells located in Denton County, Texas in the Newark East Field in the Barnett Shale trend. This acquisition, with a purchase price of $8.2 million, includes non-operated working interests in properties ranging from 12.5% to 45%, or an average working interest of 39 percent. The effective date of the purchase was March 1, 2004.

         Initially, we financed the acquisition with our available cash on hand. In the near term, we expect to establish a new project financing facility to finance the acquisition and to fund the capital expenditure program for the Barnett Shale play.

PINNACLE GAS RESOURCES, INC.

         As of December 31, 2003, on a fully diluted basis, assuming that all parties exercised their Pinnacle Warrants and Pinnacle Options, the CSFB Parties, CCBM and RMG would have ownership interests of approximately 46.2%, 26.9% and 26.9%, respectively. In March 2004, the CSFB Parties contributed additional funds of $11.8 million into Pinnacle to continue funding the 2004 development program which will increase their ownership to 66.7% on a fully diluted basis should CCBM and RMG each elect not to exercise their available options. Assuming that CCBM and RMG exercise their Pinnacle Stock Options, the CFSB parties' ownership interest in Pinnacle would be 54.6% and CCBM and RMG each would own 22.7% on a fully diluted basis.

15. SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

         The following disclosures provide unaudited information required by SFAS No. 69, "Disclosures About Oil and Gas Producing Activities."

COSTS INCURRED

    Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below:

                                                         YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------
                                              2001               2002               2003
                                            --------           --------           --------
                                                            (IN THOUSANDS)
Property acquisition costs
   Unproved                                 $ 12,607           $  6,402           $  7,280
   Proved                                        800                660                  -
Exploration costs                             18,356             14,194             23,745
Development costs                              3,065              2,351                112
Asset retirement obligation                        -                  -                744
                                            --------           --------           --------
          Total costs incurred (1)          $ 34,828           $ 23,607           $ 31,881
                                            ========           ========           ========

----------
(1) Excludes capitalized interest on unproved includes properties of $3.2 million, $3.1 million and $2.9 million for the years ended December 31, 2001, 2002 and 2003, respectively, and includes capitalized overhead of $1.0 million, $1.0 million and $1.4 million for the years ended December 31, 2001, 2002 and 2003, respectively. The table also includes non-cash asset retirement obligations of $0.7 million for the year ended December 31, 2003.

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

         Proved oil and natural gas reserve quantities at December 31, 2002 and 2003, and the related discounted future net cash flows before income taxes are based on estimates prepared by Ryder Scott Company and Fairchild & Wells, Inc., independent petroleum engineers. Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission.

         The Company's net ownership interests in estimated quantities of proved oil and natural gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below:

                                                                           THOUSANDS OF BARRELS OF
                                                                              OIL AND CONDENSATE
                                                                              AT DECEMBER 31,
                                                                  ---------------------------------------
                                                                   2001            2002             2003
                                                                  -----            ----             ----
Proved developed and undeveloped reserves -
   Beginning of year                                              6,397            6,857            8,381
   Discoveries and extensions                                       600              369              231
   Revisions                                                         20            1,568              553
   Sales of oil and gas properties in place                           -              (12)              (1)
   Production                                                      (160)            (401)            (450)
                                                                  -----            -----            -----
End of year                                                       6,857            8,381            8,714
                                                                  =====            =====            =====
Proved developed reserves at beginning of year                    1,017            1,158            1,393
                                                                  =====            =====            =====
Proved developed reserves at end of year                          1,158            1,393            1,395
                                                                  =====            =====            =====

                                                                         MILLIONS OF CUBIC FEET
                                                                              OF NATURAL GAS
                                                                              AT DECEMBER 31,
                                                                 ----------------------------------------
                                                                  2001             2002             2003
                                                                 ------           ------           ------
Proved developed and undeveloped reserves -
   Beginning of year                                             10,992           17,858           12,922
   Purchases of oil and gas properties in place                       -              585                -
   Discoveries and extensions                                    12,560            3,280           10,305
   Revisions                                                     (1,262)          (3,726)             129
   Sales of oil and gas properties in place                           -             (274)            (523)
   Production                                                    (4,432)          (4,801)          (4,764)
                                                                 ------           ------           ------
End of year                                                      17,858           12,922           18,069
                                                                 ======           ======           ======
Proved developed reserves at beginning of year                   10,351           13,754           12,826
                                                                 ======           ======           ======
Proved developed reserves at end of year                         13,754           12,826           17,098
                                                                 ======           ======           ======

         Carrizo uses the equity method of accounting to record its minority ownership in the operations of Pinnacle, formed in June 2003. Accordingly, the proved reserve tables, above, do not include the Company's interest ownership, 26.9% on a fully diluted basis, in the proved reserves of Pinnacle at the end of 2003, or an estimated 4.9 Bcfe of proved reserves.

STANDARDIZED MEASURE

         The standardized measure of discounted future net cash flows relating to the Company's ownership interests in proved oil and natural gas reserves as of year-end is shown below:

                                                                                          YEAR ENDED DECEMBER 31,
                                                                            -------------------------------------------------
                                                                              2001                 2002               2003
                                                                            --------             --------           ---------
                                                                                              (IN THOUSANDS)
Future cash inflows                                                         $ 169,856            $305,087           $ 375,160
Future oil and natural gas operating expenses                                  78,378             142,597             167,090
Future development costs                                                       16,083              15,259              15,943
Future income tax expenses                                                     10,328              33,232              45,540
                                                                            ---------            --------           ---------
Future net cash flows                                                          65,087             113,999             146,587
10% annual discount for estimating timing of cash flows                        23,683              49,702              58,961
                                                                            ---------            --------           ---------
Standard measure of discounted future net cash flows                        $  41,384            $ 64,297           $  87,626
                                                                            =========            ========           =========

         Future cash flows are computed by applying year-end prices of oil and natural gas to year-end quantities of proved oil and natural gas reserves. Average prices used in computing year end 2001, 2002 and 2003 future cash flows were $17.71, $29.16 and $30.29 for oil, respectively and $2.76, $4.70 and $6.19 for natural gas, respectively. Future operating expenses and development costs are computed primarily by the Company's petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company's proved oil and natural gas reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions.

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

CHANGE IN STANDARDIZED MEASURE

         Changes in the standardized measure of future net cash flows relating to proved oil and natural gas reserves are summarized below:


                                                                            YEAR ENDED DECEMBER 31,
                                                               ------------------------------------------------
                                                                  2001               2002               2003
                                                               ---------           ---------          ---------
                                                                                (IN THOUSANDS)
Changes due to current-year operations -
  Sales of oil and natural gas, net of oil
     and natural gas operating expenses                        $ (23,622)          $ (23,377)         $ (34,177)
  Extensions and discoveries                                      28,009              20,680             42,530
  Purchases of oil and gas properties                                  -                 888                  -
Changes due to revisions in standardized variables
  Prices and operating expenses                                  (39,919)             36,511              8,654
  Income taxes                                                    10,174             (12,748)            (9,606)
  Estimated future development costs                                 982                 417               (377)
  Revision of quantities                                          (1,071)              8,818              5,374
  Sales of reserves in place                                           -                (191)              (836)
  Accretion of discount                                            8,768               4,795              8,304
  Production rates, timing and other                             (12,043)            (12,880)             3,463
                                                               ---------           ---------          ---------
Net change                                                       (28,722)             22,913             23,329
Beginning of year                                                 70,106              41,384             64,297
                                                               ---------           ---------          ---------
End of year                                                    $  41,384           $  64,297          $  87,626
                                                               =========           =========          =========

         Sales of oil and natural gas, net of oil and natural gas operating expenses, are based on historical pretax results. Sales of oil and natural gas properties, extentions and discoveries, purchases of minerals in place and the changes due to revisions in standardized variables are reported on a pretax discounted basis, while the accretion of discount is presented on an after-tax basis.

                      SUPPLEMENTAL QUARTERLY FINANCIAL DATA
                                   (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                             FIRST        SECOND       THIRD        FOURTH
                                           ----------   ----------   ----------   ----------
2003
Revenues                                   $   10,663   $    8,828   $   10,123   $    8,893
Costs and expenses, net                         7,693        6,868        8,041        7,866
                                           ----------   ----------   ----------   ----------
Net income                                      2,970        1,960        2,082        1,027
Dividends and accretion                           181          181          190          189
                                           ----------   ----------   ----------   ----------
Net income available to common
  shareholders before cumulative effect
  in accounting principle                  $    2,789   $    1,779   $    1,892   $      838
                                           ==========   ==========   ==========   ==========
Cumulative effect in change of
  in accounting principle                         128            -            -            -
                                           ----------   ----------   ----------   ----------
Net income available to
  common shareholders                      $    2,661   $    1,779   $    1,892   $      838
                                           ==========   ==========   ==========   ==========
Basic net income per share (1)             $     0.19   $     0.13   $     0.13   $     0.06
                                           ==========   ==========   ==========   ==========
Diluted net income per share (1)           $     0.16   $     0.11   $     0.11   $     0.05
                                           ==========   ==========   ==========   ==========

                                             FIRST        SECOND       THIRD        FOURTH
                                           ----------   ----------   ----------   ----------
2002
Revenues                                   $    4,027   $    6,780   $    6,752   $    9,243
Costs and expenses, net                         3,883        5,706        5,576        6,847
                                           ----------   ----------   ----------   ----------
Net income                                        144        1,074        1,176        2,396
Dividends and accretion                            74          168          173          173
                                           ----------   ----------   ----------   ----------
Net income available to
  common shareholders                      $       70   $      906   $    1,003   $    2,223
                                           ==========   ==========   ==========   ==========
Basic net income per share (1)             $     0.00   $     0.06   $     0.07   $     0.30
                                           ==========   ==========   ==========   ==========
Diluted net income per share (1)           $     0.00   $     0.06   $     0.06   $     0.26
                                           ==========   ==========   ==========   ==========

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

                                        CARRIZO OIL & GAS, INC.

                                        By: /s/ PAUL F. BOLING
                                            -------------------------------
                                              Paul F. Boling
                                        Chief Financial Officer, Vice President,
                                                 Secretary and Treasurer

Date: March 30, 2004.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           NAME                                     CAPACITY                   DATE
--------------------------              -------------------------------   --------------
/s/ S. P. JOHNSON IV                    President, Chief Executive        March 30, 2004
--------------------------              Officer and Director (Principal
S. P. Johnson IV                        Executive Officer)

/s/ PAUL F. BOLING                      Chief Financial Officer, Vice     March 30, 2004
--------------------------              President, Secretary and
Paul F. Boling                          Treasurer (Principal Financial
                                        Officer and Principal
                                        Accounting Officer)

/s/ STEVEN A. WEBSTER                   Chairman of the Board             March 30, 2004
--------------------------
Steven A. Webster

/s/ CHRISTOPHER C. BEHRENS              Director                          March 30, 2004
--------------------------
Christopher C. Behrens

/s/ BRYAN R. MARTIN                     Director                          March 30, 2004
--------------------------
Bryan R. Martin

/s/ DOUGLAS A. P. HAMILTON              Director                          March 30, 2004
--------------------------
Douglas A. P. Hamilton

/s/ PAUL B. LOYD, JR.                   Director                          March 30, 2004
--------------------------
Paul B. Loyd, Jr.

/s/ F. GARDNER PARKER                   Director                          March 30, 2004
--------------------------
F. Gardner Parker

/s/ FRANK A. WOJTEK                     Director                          March 30, 2004
--------------------------
Frank A. Wojtek

EXHIBIT INDEX

EXHIBIT
NUMBER                                                     DESCRIPTION
-------           --------------------------------------------------------------------------------------------
1.1               -- Underwriting Agreement, dated February 5, 2004, by and among Carrizo Oil & Gas, Inc., and
                       CIBC World Markets Corp., First Albany Capital, Inc., Hibernia Southcoast Capital,
                       Inc., and Johnson Rice & Company, L.L.C., as representatives of the several underwriters named in Schedule I to the Underwriting Agreement, and the selling shareholders listed on Schedule II to the Underwriting Agreement.

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

+4.1              -- Revolving Note by and between Carrizo Oil & Gas, Inc. and Hibernia National Bank dated
                       May 24, 2002 (Incorporated by reference to Exhibit 4.2 to the Company's Quarterly
                       Report on Form 10-Q for the quarter ended June 30, 2002).

+4.2              -- Commercial Guarantee by and between CCBM, Inc. and Hibernia National Bank dated May 24,
                       2002 (Incorporated by reference to Exhibit 4.3 to the Company's Quarterly Report on
                       Form 10-Q for the quarter ended June 30, 2002).

+4.3              -- Stock Pledge and Security Agreement by and between Carrizo Oil & Gas, Inc. and Hibernia
                       National Bank dated May 24, 2002 (Incorporated by reference to Exhibit 4.4 to the
                       Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

+4.4              -- Amended and Restated Credit Agreement dated as of December 12, 2002 by and between
                       Carrizo Oil & Gas, Inc., CCBM, Inc. and Hibernia National Bank. (Incorporated
                       herein by reference to Exhibit 4.6 to the Company's Annual Report on Form 10-K for the
                       year ended December 31, 2002).

+4.5              -- Letter Agreement Regarding Participation in the Company's 2001 Seismic and Acreage
                       Program, dated May 1, 2001 (Incorporated herein by reference to Exhibit 4.1 to the
                       Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

+4.6              -- Amendment No. 1 to the Letter Agreement Regarding Participation in the Company's 2001
                       Seismic and Acreage Program, dated June 1, 2001 (Incorporated herein by reference to
                       Exhibit 4.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June
                       30, 2001).

+4.7              -- Promissory Note payable to Rocky Mountain Gas, Inc. by CCBM, Inc. (Incorporated herein by reference to Exhibit 4.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

+10.1             -- Amended and Restated Incentive Plan of the Company effective as of February 17, 2000
                       (Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on
                       Form 10-Q for the quarter ended June 30, 2000).

+10.2             -- Amendment No. 1 to the Amended and Restated Incentive Plan of the Company (Incorporated
                       herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for
                       the quarter ended June 30, 2002).

+10.3             -- Amendment No. 2 to the Amended and Restated Incentive Plan
                       of the Company. (Incorporated herein by reference to Exhibit 10.3 to the
                       Company's Annual Report on Form 10-K for the year ended December 31, 2002).

+10.4             -- Amendment No. 3 to the Amended and Restated Incentive Plan of the Company.
                       (Incorporated herein by reference to Appendix A to the Company's Proxy Statement dated
                       April 21, 2003).

+10.5             -- Employment Agreement between the Company and S.P. Johnson IV (Incorporated herein by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1
                       (Registration No. 333-29187)).

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

+10.8             -- Employment Agreement between the Company and J. Bradley Fisher (Incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-2
                       (Registration No. 333-111475)).

+10.9             -- Employment Agreement between the Company and Paul F. Boling (Incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-2).

+10.10            -- Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated herein by reference to Exhibit 10.6 to the Company's Annual
                       Report on Form 10-K for the year ended December 31, 1998).

+10.11            -- S Corporation Tax Allocation, Payment and Indemnification Agreement among the Company and
                       Messrs. Loyd, Webster, Johnson, Hamilton and Wojtek (Incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No.
                       333-29187)).

+10.12            -- S Corporation Tax Allocation, Payment and Indemnification Agreement among Carrizo
                       Production, Inc. and Messrs. Loyd, Webster, Johnson, Hamilton and Wojtek (Incorporated
                       herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1
                       (Registration No. 333-29187)).

+10.13            -- Form of Amendment to Executive Officer Employment Agreement. (Incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated January 8,
                       1998).

+10.14            -- Amended Enron Warrant Certificates (Incorporated herein by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K dated December 15, 1999).

+10.15            -- Securities Purchase Agreement dated December 15, 1999 among the Company, CB Capital
                       Investors, L.P., Mellon Ventures, L.P., Paul B. Loyd Jr., Douglas A. P. Hamilton and
                       Steven A. Webster (Incorporated herein by reference to Exhibit 99.1 to the Company's
                       Current Report on Form 8-K dated December 15, 1999).

+10.16            -- Shareholders Agreement dated December 15, 1999 among the Company, CB Capital Investors,
                       L.P., Mellon Ventures, L.P., Paul B. Loyd Jr., Douglas A. P. Hamilton, Steven A.
                       Webster, S.P. Johnson IV, Frank A. Wojtek and DAPHAM Partnership, L.P. (Incorporated
                       herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated
                       December 15, 1999).

+10.17            -- Warrant Agreement dated December 15, 1999 among the Company, CB Capital Investors, L.P.,
                       Mellon Ventures, L.P., Paul B. Loyd Jr., Douglas A. P. Hamilton and Steven A. Webster
                       (Incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on
                       Form 8-K dated December 15, 1999).

+10.18            -- Registration Rights Agreement dated December 15, 1999 among the Company, CB Capital
                       Investors, L.P. and Mellon Ventures, L.P. (Incorporated herein by reference to Exhibit
                       99.4 to the Company's Current Report on Form 8- K dated December 15, 1999).

+10.19            -- Amended and Restated Registration Rights Agreement dated December 15, 1999 among the
                       Company, Paul B. Loyd Jr., Douglas A. P. Hamilton, Steven A. Webster, S.P. Johnson IV,
                       Frank A. Wojtek and DAPHAM Partnership, L.P. (Incorporated herein by reference to
                       Exhibit 99.5 to the Company's Current Report on Form 8-K dated December 15, 1999).

+10.20            -- Compliance Sideletter dated December 15, 1999 among the Company, CB Capital Investors,
                       L.P. and Mellon Ventures, L.P. (Incorporated herein by reference to Exhibit 99.6 to the
                       Company's Current Report on Form 8-K dated December 15, 1999).

+10.21            -- Form of Amendment to Executive Officer Employment Agreement (Incorporated herein by reference to Exhibit 99.7 to the Company's Current Report on Form 8-K dated December
                       15, 1999).

+10.22            -- Form of Amendment to Director Indemnification Agreement (Incorporated herein by reference to Exhibit 99.8 to the Company's Current Report on Form 8-K dated December 15, 1999).

+10.23            -- Purchase and Sale Agreement by and between Rocky Mountain Gas, Inc. and CCBM, Inc., dated
                       June 29, 2001 (Incorporated herein by reference to Exhibit 10.1 to the Company's
                       Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

+10.24            -- Securities Purchase Agreement dated February 20, 2002 among the Company, Mellon Ventures, L.P. and Steven A. Webster (Incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated February
                       20, 2002).

+10.25            -- Shareholders' Agreement dated February 20, 2002 among the Company, Mellon Ventures, L.P.,
                       Paul B. Loyd, Jr., Douglas A.P. Hamilton, Steven A. Webster, S.P. Johnson IV, Frank A.
                       Wojtek and DAPHAM Partnership, L.P. (Incorporated herein by reference to Exhibit 99.3 to the Company's Current Report on Form 8-K dated February 20, 2002).

+10.26            -- Warrant Agreement dated February 20, 2002 among the Company, Mellon Ventures, L.P. and
                       Steven A. Webster (including Warrant Certificate) (Incorporated herein by reference to
                       Exhibit 99.4 to the Company's Current Report on Form 8-K dated February 20, 2002).

+10.27            -- Registration Rights Agreement dated February 20, 2002 among the Company, Mellon Ventures,
                       L.P. and Steven A. Webster (Incorporated herein by reference to Exhibit 99.5 to the
                       Company's Current Report on Form 8-K dated February 20, 2002).

+10.28            -- Compliance Sideletter dated February 20, 2002 between the Company and Mellon Ventures,
                       L.P. (Incorporated herein by reference to Exhibit 99.6 to the Company's Current Report on Form 8-K dated February 20, 2002).

+10.29            -- Form of Amendment to Executive Officer Employment Agreement (Incorporated herein by reference to Exhibit 99.7 to the Company's Current Report on Form 8-K dated February
                       20, 2002).

+10.30            -- Form of Amendment to Director Indemnification Agreement (Incorporated herein by reference to Exhibit 99.8 to the Company's Current Report on Form 8-K dated February 20, 2002).

+10.31            -- Contribution and Subscription Agreement dated June 23, 2003 by and among Pinnacle Gas
                       Resources, Inc., CCBM, Inc., Rocky Mountain Gas, Inc. and the CSFB Parties listed therein (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly
                       Report on Form 10-Q for the quarter ended June 30, 2003).

+10.32            -- Transition Services Agreement dated June 23, 2003 by and between the Company and Pinnacle
                       Gas Resources, Inc. (Incorporated herein by reference to Exhibit 10.2 to the Company's
                       Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

21.1              -- Subsidiaries of the Company.

23.1              -- Consent of Ernst & Young LLP

23.2              -- Consent of Ryder Scott Company Petroleum Engineers.

23.3              -- Consent of Fairchild & Wells, Inc.

23.4              -- Notice Regarding Consent of Arthur Andersen LLP.

31.1              -- CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2              -- CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1              -- CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2              -- CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1              -- Summary of Reserve Report of Ryder Scott Company Petroleum Engineers as of December 31,
                       2003.

99.2              -- Summary of Reserve Report of Fairchild & Wells, Inc. as of December 31, 2003.

--------------------

+ Incorporated by reference as indicated.