Form 10-Q
period 2004-03-31
CARRIZO OIL & GAS INC
filed 2004-05-17
CIK 1040593

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended March 31, 2004
                                                 --------------


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

                                 YES [ ] NO [X]

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of May 4, 2004, the latest practicable date, was 18,414,886.

                             CARRIZO OIL & GAS, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004
                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                              PAGE
        Item 1.       Consolidated Balance Sheets
                      -  As of December 31, 2003 and March 31, 2004                                           2

                      Consolidated Statements of Operations
                      -  For the three-month periods ended March 31, 2004 and
                         2003                                                                                 3

                      Consolidated Statements of Cash Flows
                      -  For the three-month periods ended March 31, 2004 and
                         2003                                                                                 4

                      Notes to Consolidated Financial Statements                                              5

        Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                    13

        Item 3.       Quantitative and Qualitative Disclosure About
                      Market Risk                                                                            25

        Item 4.       Controls and Procedures                                                                26


PART II.  OTHER INFORMATION

        Items 1-6.                                                                                           27

SIGNATURES                                                                                                   29

                             CARRIZO OIL & GAS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                            ASSETS                                          December 31,       March 31,
                                                                                            ------------     ------------
                                                                                                2003             2004
                                                                                            ------------     ------------
                                                                                                 (In thousands)
CURRENT ASSETS:
  Cash and cash equivalents                                                                  $    3,322       $    4,893
  Accounts receivable, trade (net of allowance for doubtful accounts of
     none at December 31, 2003 and March 31, 2004, respectively)                                  8,970            8,491
  Advances to operators                                                                           1,877            1,744
  Deposits                                                                                           56               56
  Other current assets                                                                              100              437
                                                                                            ------------     ------------

        Total current assets                                                                     14,325           15,621

PROPERTY AND EQUIPMENT, net (full-cost method of
     accounting for oil and natural gas properties)                                             135,273          153,723
Investment in Pinnacle Gas Resources, Inc.                                                        6,637            6,385
Deferred financing costs                                                                            479              456
Other assets                                                                                         89               72
                                                                                            ------------     ------------
                                                                                             $  156,803       $  176,257
                                                                                            ============     ============
                             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade                                                                    $   19,515       $   17,091
  Accrued liabilities                                                                             1,057            4,498
  Advances for joint operations                                                                   3,430            2,761
  Current maturities of long-term debt                                                            1,037              858
  Current maturities of seismic obligation payable                                                1,103              500
                                                                                            ------------     ------------

          Total current liabilities                                                              26,142           25,708

LONG-TERM DEBT                                                                                   34,113           27,479
ASSET RETIREMENT OBLIGATION                                                                         883              906
DEFERRED INCOME TAXES                                                                            12,479           13,788
COMMITMENTS AND CONTINGENCIES (Note 7)
CONVERTIBLE PARTICIPATING PREFERRED STOCK (10,000,000
  shares of preferred stock authorized, of which 150,000 are shares designated as convertible participating shares, with 71,987 convertible participating shares issued and outstanding at December 31, 2003 and March 31, 2004, respectively) (Note 8)
     Issued and outstanding                                                                       7,114            7,132
     Accrued dividends                                                                                -              180

SHAREHOLDERS' EQUITY:
  Warrants (3,262,821 and 3,025,200 outstanding at December 31,
    2003 and March 31, 2004, respectively)                                                          780              780
  Common stock, par value $.01 (40,000,000 shares authorized with 14,591,348 and
     18,392,386 issued and outstanding at December 31, 2003 and
     March 31, 2004, respectively)                                                                  146              184
  Additional paid in capital                                                                     65,103           88,698
  Retained earnings                                                                              10,229           12,215
  Accumulated other comprehensive income                                                           (186)            (813)
                                                                                            ------------     ------------
                                                                                                 76,072          101,064
                                                                                            ------------     ------------
                                                                                             $  156,803       $  176,257
                                                                                            ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CARRIZO OIL & GAS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                                    For the Three
                                                                                                     Months Ended
                                                                                                       March 31,
                                                                                            -----------------------------
                                                                                                2003             2004
                                                                                            ------------     ------------
                                                                                                (In thousands except
                                                                                                 per share amounts)
OIL AND NATURAL GAS REVENUES                                                                 $   10,663       $   10,873

COSTS AND EXPENSES:
   Oil and natural gas operating expenses
     (exclusive of depreciation shown separately below)                                           1,720            1,676
   Depreciation, depletion and amortization                                                       3,036            3,247
   General and administrative                                                                     1,383            2,133
   Accretion expense related to asset retirement obligations                                          8                6
   Stock option compensation                                                                        (10)              10
                                                                                            ------------     ------------

Total costs and expenses                                                                          6,137            7,072
                                                                                            ------------     ------------

OPERATING INCOME                                                                                  4,526            3,801
OTHER INCOME AND EXPENSES:
   Equity in loss of Pinnacle Gas Resources, Inc.                                                     -             (244)
   Other income and expenses                                                                        100                9
   Interest income                                                                                   18               13
   Interest expense                                                                                (198)             (95)
   Interest expense, related parties                                                               (583)            (615)
   Capitalized interest                                                                             776              667
                                                                                            ------------     ------------


INCOME BEFORE INCOME TAXES                                                                        4,639            3,536
INCOME TAXES (Note 6)                                                                             1,669            1,353
                                                                                            ------------     ------------

NET INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                                                                 2,970            2,183
DIVIDENDS AND ACCRETION ON PREFERRED STOCK                                                          181              198
                                                                                            ------------     ------------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS
   BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                     2,789            1,985
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                                (128)               -
                                                                                            ------------     ------------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                                                  $    2,661       $    1,985
                                                                                            ============     ============

BASIC EARNINGS PER COMMON SHARE BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                                   $     0.20       $     0.12
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE NET OF INCOME TAXES                                                                 (0.01)               -
                                                                                            ------------     ------------

BASIC EARNINGS PER COMMON SHARE                                                              $     0.19       $     0.12
                                                                                            ============     ============
DILUTED EARNINGS PER COMMON SHARE BEFORE CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                                                  $     0.17       $     0.10
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE NET OF INCOME TAXES                                                                  (0.01)               -
                                                                                            ------------     ------------
DILUTED EARNINGS PER COMMON SHARE                                                            $     0.16       $     0.10
                                                                                            ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CARRIZO OIL & GAS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                    For the Three
                                                                                                     Months Ended
                                                                                                      March 31,
                                                                                            -----------------------------
                                                                                                2003             2004
                                                                                            ------------     ------------
                                                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income before cumulative effect of change in accounting principle                     $    2,970       $    2,184
   Adjustment to reconcile net income to net
     cash provided by operating activities-
     Depreciation, depletion and amortization                                                     3,036            3,247
     Discount accretion                                                                              30               67
     Interest payable in kind                                                                       350              369
     Stock option compensation (benefit)                                                            (10)              10
     Equity in loss of Pinnacle Gas Resources, Inc.                                                   -              244
     Deferred income taxes                                                                        1,624            1,308
   Changes in assets and liabilities-
     Accounts receivable                                                                            456              479
     Other assets                                                                                  (203)             (10)
     Accounts payable                                                                            (2,307)          (2,634)
     Other liabilities                                                                              307            1,513
                                                                                            ------------     ------------
       Net cash provided by operating activities                                                  6,253            6,777
                                                                                            ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                          (4,001)         (21,664)
   Change in capital expenditure accrual                                                         (1,469)           1,165
   Advances to operators                                                                            442              133
   Advances for joint operations                                                                  1,572             (668)
                                                                                            ------------     ------------
       Net cash used in investing activities                                                     (3,456)         (21,034)
                                                                                            ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from the sale of common stock                                                        47           23,633
   Debt repayments                                                                                 (403)          (7,805)
                                                                                            ------------     ------------
       Net cash provided by (used in) financing activities                                         (356)          15,828
                                                                                            ------------     ------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                                                         2,441            1,571

CASH AND CASH EQUIVALENTS, beginning of period                                                    4,743            3,322
                                                                                            ------------     ------------

CASH AND CASH EQUIVALENTS, end of period                                                     $    7,184       $    4,893
                                                                                            ============     ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest (net of amounts capitalized)                                       $        5       $       43
                                                                                            ============     ============

   Cash paid for income taxes                                                                $        -       $        -
                                                                                            ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CARRIZO OIL & GAS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1. ACCOUNTING POLICIES:

The consolidated financial statements included herein have been prepared by Carrizo Oil & Gas, Inc. (the Company), and are unaudited. The financial statements reflect the accounts of the Company and its subsidiary after elimination of all significant intercompany transactions and balances. The financial statements reflect necessary adjustments, all of which were of a recurring nature, and are in the opinion of management necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the
Securities and Exchange Commission (SEC). The Company believes that the disclosures presented are adequate to allow the information presented not to be misleading. The financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2. MAJOR CUSTOMERS

The Company sold oil and natural gas production representing more than 10% of its oil and natural gas revenues for the three months ended March 31, 2003 to Gulfmark Energy, Inc. (21%), Cokinos Natural Gas Company (15%) and Discovery Producers LLC (10%); and for the three months ended March 31, 2004 to Cokinos Natural Gas Company (24%), Texon L.P. (22%) and WMJ Investments Corp. (18%). Because alternate purchasers of oil and natural gas are readily available, the Company believes that the loss of any of its purchasers would not have a material adverse effect on the financial results of the Company.

3. EARNINGS PER COMMON SHARE:

Supplemental earnings per share information is provided below:

                                                                          For the Three Months Ended March 31,
                                                    ---------------------------------------------------------------------------
                                                                 (In thousands except share and per share amounts)
                                                            Income                     Shares              Per-Share Amount
                                                    -----------------------   -----------------------   -----------------------
                                                      2003          2004         2003         2004         2003         2004
                                                    ----------   ----------   ----------   ----------   ----------   ----------
Basic Earnings per Common  Share
  Net income available to common shareholders
     before cumulative effect of change
     in accounting principle                            2,789        1,985    14,198,134   16,613,430    $   0.20     $   0.12
                                                                                                        ==========   ==========
Dilutive effect of Stock Options, Warrants and
   Preferred Stock conversions                            181          198     3,258,632    2,670,723
                                                    ----------   ----------   ----------   ----------
Diluted Earnings per Share
  Net income available to common shareholders
   plus assumed conversions before cumulative
     effect of change in accounting principle        $  2,970     $  2,183    17,456,766   19,284,153    $   0.17     $   0.10
                                                    ==========   ==========   ==========   ==========   ==========   ==========

                                                                          For the Three Months Ended March 31,
                                                    ---------------------------------------------------------------------------
                                                                 (In thousands except share and per share amounts)
                                                            Income                     Shares              Per-Share Amount
                                                    -----------------------   -----------------------   -----------------------
                                                      2003          2004         2003         2004         2003         2004
                                                    ----------   ----------   ----------   ----------   ----------   ----------
Cumulative effect of change
  in accounting principle net of income taxes
Basic Earnings per Common Share
  Net loss available to common shareholders          $   (128)    $      -    14,198,134   16,613,430    $  (0.01)    $      -
                                                                                                        ==========   ==========
Dilutive effect of Stock Options, Warrants and
   Preferred Stock conversions                              -            -     3,258,632    2,670,723
                                                    ----------   ----------   ----------   ----------
Diluted Earnings per Share
  Net income available to common shareholders
   plus assumed conversions                          $   (128)    $      -    17,456,766   19,284,153    $  (0.01)    $      -
                                                    ==========   ==========   ==========   ==========   ==========   ==========

                                                                          For the Three Months Ended March 31,
                                                    ---------------------------------------------------------------------------
                                                                 (In thousands except share and per share amounts)
                                                            Income                     Shares              Per-Share Amount
                                                    -----------------------   -----------------------   -----------------------
                                                      2003          2004         2003         2004         2003         2004
                                                    ----------   ----------   ----------   ----------   ----------   ----------
Basic Earnings per Share
  Net income available to common shareholders        $  2,661        1,985    14,198,134   16,613,430    $   0.19     $   0.12
                                                                                                        ==========   ==========
Dilutive effect of Stock Options, Warrants and
   Preferred Stock conversions                            181          198     3,258,632    2,670,723
                                                    ----------   ----------   ----------   ----------
Diluted Earnings per Share
  Net income available to common shareholders
   plus assumed conversions                          $  2,842     $  2,183    17,456,766   19,284,153    $   0.16     $   0.10
                                                    ==========   ==========   ==========   ==========   ==========   ==========

Basic earnings per common share is based on the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per common share is based on the weighted average number of common shares and all dilutive potential common shares outstanding during the periods. The Company had outstanding 149,833 and 47,000 stock options and 252,632 and zero warrants, respectively, during the three months ended March 31, 2003 and 2004, respectively, which were antidilutive and were not included in the calculation because the exercise price of these instruments exceeded the underlying market value of the options and warrants. At March 31, 2003 and 2004, the Company also had zero and 1,262,930 shares, respectively, based on the assumed conversion of the Series B Convertible Participating Preferred Stock, that were antidilutive and were not included in the calculation.

4. LONG-TERM DEBT:

At December 31, 2003 and March 31, 2004, long-term debt consisted of the following:

                                                    December 31,     March 31,
                                                        2003           2004
                                                    ------------   ------------
Hibernia Facility                                    $    7,000     $        -
Senior subordinated notes, related parties               26,992         27,382
Capital lease obligations                                   295            250
Non-recourse note payable to
   Rocky Mountain Gas, Inc.                                 863            705
                                                    ------------   ------------

                                                         35,150         28,337
Less:  current maturities                                (1,037)          (858)
                                                    ------------   ------------

                                                     $   34,113     $   27,479
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

The borrowing base will be determined by Hibernia National Bank at least semi-annually on each October 31 and April 30. The initial borrowing base was $12.0 million. As of May 14, 2004, the April 30, 2004 borrowing base determination was pending. Each party to the credit agreement can request one unscheduled borrowing base determination subsequent to each scheduled determination. The borrowing base will at all times equal the borrowing base most recently determined by Hibernia National Bank, less quarterly borrowing base reductions required subsequent to such determination. Hibernia National Bank will reset the borrowing base amount at each scheduled and each unscheduled borrowing base determination date. The initial quarterly borrowing base reduction, which commenced on June 30, 2002, was $1.3 million. The quarterly borrowing base reduction effective January 31, 2004 was $3.0 million.

On December 12, 2002, the Company entered into an Amended and Restated Credit Agreement with Hibernia National Bank that provided additional availability under the Hibernia Facility in the amount of $2.5 million which is structured as an additional "Facility B" under the Hibernia Facility. The Facility B bore interest at LIBOR plus 3.375%, was secured by certain leases and working interests in oil and natural gas wells and matured on April 30, 2003. As such, the total borrowing base under the Hibernia Facility as of December 31, 2003 and March 31, 2004 was $19.0 million and $16.0 million, respectively, of which $7.0 and none, respectively, was drawn on the Hibernia Facility.

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

At December 31, 2003 and March 31, 2004, amounts outstanding under the Hibernia Facility totaled $7.0 million and none, respectively, with an additional $12.0 million and $16.0 million, respectively, available for future borrowings. At December 31, 2003 and March 31, 2004, one letter of credit was issued and outstanding under the Hibernia Facility in the amount of $0.2 million.

On June 29, 2001, CCBM, Inc., a wholly owned subsidiary of the Company ("CCBM"), issued a non-recourse promissory note payable in the amount of $7.5 million to RMG as consideration for certain interests in oil and natural gas leases held by RMG in Wyoming and Montana. The RMG note is payable in 41-monthly principal payments of $0.1 million plus interest at 8% per annum commencing July 31, 2001 with the balance due December 31, 2004. The RMG note is secured solely by CCBM's interests in the oil and natural gas leases in Wyoming and Montana. In connection with the Company's investment in Pinnacle Gas Resources, Inc., the Company received a reduction in the principal amount of the RMG note of approximately $1.5 million and relinquished the right to certain revenues related to the properties contributed to Pinnacle.

In December 2001, the Company entered into a capital lease agreement secured by certain production equipment in the amount of $0.2 million. The lease is payable in one payment of $11,323 and 35 monthly payments of $7,549 including interest at 8.6% per annum. In October 2002, the Company entered into a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $3,462 including interest at 6.4% per annum. In May 2003, the Company entered into a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $3,030 including interest at 5.5% per annum. In August 2003, the Company entered into a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $2,179 including interest at 6.0% per annum. The Company has the option to acquire the equipment at the conclusion of the lease for $1 under all of these leases. DD&A on the capital leases for the three months ended March 31, 2003 and 2004 amounted to $10,000 and $12,000, respectively, and accumulated DD&A on the leased equipment at December 31, 2003 and March 31, 2004 amounted to $76,000 and $88,000, respectively.

In December 1999, the Company consummated the sale of $22.0 million principal amount of 9% Senior Subordinated Notes due 2007 (the "Subordinated Notes") and $8.0 million of common stock and Warrants. The Company sold $17.6 million, $2.2 million, $0.8 million, $0.8 million and $0.8 million principal amount of Subordinated Notes; 2,909,092, 363,636, 121,212, 121,212 and 121,212 shares of the Company's  common stock and 2,208,152,  276,019,  92,006,  92,006 and 92,006
Warrants to CB Capital  Investors,  L.P.  (now known as JPMorgan  Partners  (23A
SBIC), L.P.), Mellon Ventures, L.P., Paul B. Loyd, Jr., Steven A. Webster and Douglas A.P. Hamilton, respectively. The Subordinated Notes were sold at a discount of $0.7 million, which is being amortized over the life of the notes. Interest payments are due quarterly commencing on March 31, 2000. The Company may elect, until December 2004, to increase the amount of the Subordinated Notes for 60% of the interest which would otherwise be payable in cash. As of December 31, 2003 and March 31, 2004, the outstanding balance of the Subordinated Notes had been increased by $5.3 million and $5.7 million, respectively, for such interest paid in kind. During the three months ended March 31, 2004, Mellon Ventures, L.P. exercised 69,199 of its warrants on a cashless exercise basis for a total of 49,135 shares of common stock.

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

At March 31, 2004, the Company believes it was in compliance with all of its debt covenants.

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

As of December 31, 2003, on a fully diluted basis, assuming that all parties exercised their Pinnacle Warrants and Pinnacle Stock Options, the CSFB Parties, CCBM and RMG would have ownership interests of approximately 46.2%, 26.9% and 26.9%, respectively. In March 2004, the CSFB Parties contributed additional funds of $11.8 million into Pinnacle to continue funding the 2004 development program which increased the CSFB Parties' ownership to 66.7% on a fully diluted basis assuming CCBM and RMG each elect not to exercise their Pinnacle Stock Options. Assuming that CCBM and RMG exercise their Pinnacle Stock Options, the CSFB parties' ownership interest in Pinnacle would be 54.6% and CCBM and RMG each would own 22.7% on a fully diluted basis.

For accounting purposes, the transaction was treated as a reclassification of a portion of CCBM's investments in the contributed properties. The property contribution made by CCBM to Pinnacle was intended to be treated as a tax-deferred exchange as constituted by property transfers under section 351(a) of the Internal Revenue Code of 1986, as amended.

The reclassification of investments in contributed properties resulting from the transaction with Pinnacle are reflected in accordance with the full cost method of accounting in the Company's balance sheet as of December 31, 2003 and March 31, 2004.

6. INCOME TAXES:

The Company provided deferred income taxes at the rate of 35%, which also approximates its statutory rate, that amounted to $1.6 million and $1.3 million for the three months ended March 31, 2003 and March 31, 2004, respectively.

7. COMMITMENTS AND CONTINGENCIES:

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial position of the Company.

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

8. CONVERTIBLE PARTICIPATING PREFERRED STOCK:

In February 2002, the Company consummated the sale of 60,000 shares of Convertible Participating Series B Preferred Stock (the "Series B Preferred Stock") and warrants to purchase 252,632 shares of common stock for an aggregate purchase price of $6.0 million. The Company sold 40,000 and 20,000 shares of Series B Preferred Stock and 168,422 and 84,210 warrants to Mellon Ventures, Inc. and Steven A. Webster, respectively. The Series B Preferred Stock is convertible into common stock by the investors at a conversion price of $5.70 per share, subject to adjustments, and is initially convertible into 1,052,632 shares of common stock. Dividends on the Series B Preferred Stock will be payable in either cash at a rate of 8% per annum or, at the Company's option, by payment in kind of additional shares of the same series of preferred stock at a rate of 10% per annum. At December 31, 2003 and

March 31, 2004, the outstanding balance of the Series B Preferred Stock has been increased by $1.2 million (11,987 shares) for dividends paid in kind. The Series B Preferred Stock is redeemable at varying prices in whole or in part at the holders' option after three years or at the Company's option at any time. The Series B Preferred Stock will also participate in any dividends declared on the common stock. Holders of the Series B Preferred Stock will receive a liquidation preference upon the liquidation of, or certain mergers or sales of substantially all assets involving, the Company. Such holders will also have the option of receiving a change of control repayment price upon certain deemed change of control transactions. The warrants have a five-year term and entitle the holders to purchase up to 252,632 shares of Carrizo's common stock at a price of $5.94 per share, subject to adjustments, and are exercisable at any time after issuance. The warrants may be exercised on a cashless exercise basis. During the three months ended March 31, 2004, Mellon Ventures, Inc. exercised all of its 168,422 warrants on a cashless exercise basis for a total of 36,570 shares of common stock.

Net proceeds of this financing were approximately $5.8 million and were used primarily to fund the Company's ongoing exploration and development program and general corporate purposes.

9. SHAREHOLDER'S EQUITY:

In the first quarter of 2004, the Company completed the public offering of 6,485,000 shares of common stock at $7.00 per share. The offering included 3,655,500 newly issued shares offered by the Company and 2,829,500 shares offered by certain existing stockholders. The Company did not receive any proceeds from the shares sold by the selling stockholders. The Company expects to use the net proceeds from this offering to accelerate its drilling program and to retain larger interests in portions of its drilling prospects that the Company otherwise would sell down or for which the Company would seek joint partners and for general corporate purposes. In the meantime, the Company used a portion of the net proceeds to repay the $7 million outstanding principal amount under our revolving credit facility and to complete a $8.2 million Barnett Shale acquisition on February 27, 2004. The Company intends to refinance a large portion of the Barnett Shale acquisition with a new project financing facility.

The Company issued 23,333 and 3,801,038 shares of common stock during the three months ended March 31, 2003 and March 31, 2004, respectively. The shares issued during the three months ended March 31, 2003 were the result of the exercise of options granted under the Company's Incentive Plan. The shares issued during the three months ended March 31, 2004 consisted of 3,655,500 shares issued through the secondary offering, 85,705 shares issued through the exercise of warrants and the balance through the exercise of options granted under the Company's Incentive Plan.

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

                                                               For the three months ended
                                                                       March 31,
                                                               --------------------------
                                                                   2003          2004
                                                               -----------   ------------
                                                                  (In thousands except
                                                                   per share amounts)
Net income available to common
  shareholders, as reported                                     $   2,661     $    1,985

Less:  Total stock-based employee
  compensation expense determined under
  fair value method for all awards, net of
  related tax effects                                                (132)          (132)
                                                               -----------   ------------

Pro forma net income (loss) available
  to common shareholders                                        $   2,529     $    1,853
                                                               ===========   ============

Net income per common share, as reported:
  Basic                                                         $    0.19     $     0.12
  Diluted                                                            0.16           0.10

Pro Forma net income (loss) per common share, as if
   value method had been applied to all awards:
  Basic                                                         $    0.18     $     0.11
  Diluted                                                            0.16           0.10

Diluted earnings per share amounts for the three months ended March 31, 2003 and 2004 are based upon 16,311,251 and 19,284,153 shares, respectively, that include the dilutive effect of assumed stock option and warrant conversions of 2,113,117 and 2,670,723 shares, respectively.

10. CHANGE IN ACCOUNTING PRINCIPLE:

In June 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement is effective for fiscal years beginning after June 15, 2002, and the Company adopted the Statement effective January 1, 2003. During the three months ended March 31, 2003, the Company recorded a cumulative effect of change in accounting principle of $0.1 million, $0.4 million as proved properties and $0.5 million as a liability for its plugging and abandonment expenses.

11. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY:

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

As of December 31, 2003 and March 31, 2004, $0.2 million and $0.8 million, net of tax of $0.1 million and $0.4 million, respectively, remained in accumulated other comprehensive income related to the valuation of the Company's hedging positions.

Total oil hedged under swaps and collars during the three months ended March 31, 2003 and 2004 were 63,000 Bbls and 27,300 Bbls, respectively. Total natural gas hedged under swaps and collars in the three months ended March 31, 2003 and 2004 were 540,000 MMBtu and 726,000 MMBtu, respectively. The net gains (losses) realized by the Company under such hedging arrangements were ($1.2) and $0.1 million for the three months ended March 31, 2003 and 2004, respectively, and are included in oil and natural gas revenues.

At March 31, 2003 and 2004 the Company had the following outstanding hedge positions:

                                           As of 3/31/2003
--------------------------------------------------------------------------------------------------
                              Contract Volumes
                         ---------------------------
                                                          Average       Average         Average
       Quarter               BBls           MMbtu       Fixed Price   Floor Price    Ceiling Price
----------------------   ------------   ------------   ------------   ------------   -------------
Second Quarter 2003           27,300                    $    24.85
Second Quarter 2003           36,000                                      $ 23.50     $     26.50
Second Quarter 2003                         273,000           4.70
Second Quarter 2003                         546,000                          3.40            5.25
Third Quarter 2003                          276,000           4.70
Third Quarter 2003                          552,000                          3.40            5.25
Fourth Quarter 2003                         552,000                          3.40            5.25

                                           As of 3/31/2004
--------------------------------------------------------------------------------------------------
                              Contract Volumes
                         ---------------------------
                                                          Average       Average         Average
       Quarter               BBls           MMbtu       Fixed Price   Floor Price    Ceiling Price
----------------------   ------------   ------------   ------------   ------------   -------------
Second Quarter 2004           27,300                    $    31.55
Second Quarter 2004                       1,001,000                    $     4.40     $      5.86
Third Quarter 2004             9,300                         33.33
Third Quarter 2004                          828,000                          4.19            6.07
Fourth Quarter 2004                         829,000                          4.41            6.47
First Quarter 2005                          450,000                          4.64            8.00

During May 2004, we entered into costless collar arrangements covering 728,000 MMBtu of natural gas for October 2004 through March 2005 production with an average floor of $5.53 and a ceiling of $8.00.

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



The following is management's discussion and analysis of certain significant factors that have affected certain aspects of the Company's financial position and results of operations during the periods included in the accompanying unaudited financial statements. You should read this in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003 and the unaudited financial statements included elsewhere herein.

GENERAL OVERVIEW

We began operations in September 1993 and initially focused on the acquisition of producing properties. As a result of the increasing availability of economic onshore 3-D seismic surveys, we began obtaining 3-D seismic data and optioning to lease substantial acreage in 1995 and began drilling our 3-D based prospects in 1996. In 2003, we drilled 39 gross wells (10.2 net), 35 gross wells (9.4 net) of which were successful. During the three months ended March 31, 2004, we participated in the drilling of 17 gross wells (8.0 net) in the Gulf Coast and North Texas regions, 14 gross wells (6.1 net) of which were successful. Nine of these successful wells have been completed and five are in the process of being completed. We have budgeted to drill up to 36 gross wells (16.2 net) in the Gulf Coast region in 2004 and 13 gross wells (9.4 net) in the North Texas region in 2004; however, the actual number of wells drilled will vary depending upon various factors, including the availability and cost of drilling rigs, land and industry partner issues, our cash flow, success of drilling programs, weather delays and other factors. If we drill the number of wells we have budgeted for 2004, depreciation, depletion and amortization, oil and natural gas operating expenses and production are expected to increase over levels incurred in 2003.

Since our initial public offering, we have primarily grown through the internal development of properties within our exploration project areas, although we consider acquisitions from time to time and may in the future complete acquisitions that we find attractive. In February 2004, we acquired assets in a Barnett Shale play in North Texas for approximately $8.2 million.

2004 Public Offering

In the first quarter of 2004, we completed the public offering of 6,485,000 shares of our common stock at $7.00 per share. The offering included 3,655,500 newly issued shares offered by us and 2,829,500 shares offered by certain existing stockholders. We did not receive any proceeds from the shares offered by the selling stockholders. We expect to use our estimated net proceeds of approximately $23.4 million from this offering to accelerate our drilling program and to retain larger interests in portions of our drilling prospects that we otherwise would sell down or for which we would seek joint partners and for general corporate purposes. In the meantime, we used a portion of the net proceeds to repay the $7 million outstanding principal amount under our revolving credit facility and to purchase the $8.2 million Barnett Shale acquisition mentioned below.

Barnett Shale Activity

On February 27, 2004, we closed an $8.2 million transaction with a private company to acquire working interests and acreage in certain oil and natural gas wells located in the Newark East Field in Denton County, Texas in the Barnett Shale trend. This acquisition includes non-operated working interests in properties ranging from 12.5% to 45% over 3,800 gross acres, or an average working interest of 39%. The Barnett Shale acquisition included 21 existing gross wells (6.7 net) and interests in approximately 1,500 net acres, which we expect to provide another 31 gross drill sites: 13 of which will target proved undeveloped reserves and 18 of which will be exploratory. Current net production from the acquired properties in March 2004 was approximately 1.4 Mmcfe/d and net proved reserves are internally estimated at 9.7 Bcfe.

Initially, we financed the Barnett Shale acquisition with our available cash on hand. We intend to establish a new project financing facility to refinance a majority of the acquisition and to fund a majority of our 2004 and 2005 capital expenditure program for the Barnett Shale play.

In mid-2003, we became active in the Barnett Shale play located in Tarrant and Parker counties in Northeast Texas. Our activity accelerated as a result of the acquisition described above.

In the Barnett Shale play, we drilled six gross wells in 2003 and eight gross wells (4.0 net) during the three months ended March 31, 2004, all of which were successful. We plan to drill 12 gross wells (8.7 net) in this region in 2004, assuming that we obtain the project financing facility mentioned above.

Pinnacle Gas Resources, Inc.

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

Hedging

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

RESULTS OF OPERATIONS

Three  Months  Ended  March 31, 2004,
Compared to the Three Months Ended March 31, 2003

Oil and natural gas revenues for the three months ended March 31, 2004 increased 2% to $10.9 million from $10.7 million for the same period in 2003. Production volumes for natural gas during the three months ended March 31, 2004 increased from 1.1 Bcf for the three months ended March 31, 2003 to 1.3 Bcf. Average natural gas prices increased 1% to $5.95 per Mcf in the first quarter of 2004 from $5.91 per Mcf in the same period in 2003. Production volumes for oil in the first quarter of 2004 decreased 37% to 87 MBbls from 139 MBbls for the same period in 2003. Average oil prices increased 12% to $33.33 per barrel in the first quarter of 2004 from $29.74 per barrel in the same period in 2003. The increase in natural gas production was due to the commencement of production at the Beach House #1 and #2, Shadyside #1 and the Barnett Shale wells partially offset by the natural decline in production at the Staubach #1, Burkhart #1R, Matthes Heubner #1 and other wells. The decrease in oil production was due primarily to the natural decline of production at the Staubach #1, Burkhart #1R, Pauline Huebner A-382 #1, Matthes Huebner #1, Delta Farms #1 and other wells partially offset by the commencement of production from the Beach House #1 and #2 and from other wells. Oil and natural gas revenues include the impact of hedging activities as discussed above under "General Overview."

The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the three months ended March 31, 2003 and 2004:

                                                                              2004 Period
                                                                        Compared to 2003 Period
                                                                      ---------------------------
                                                 March 31,              Increase      % Increase
                                        ---------------------------
                                            2003           2004        (Decrease)     (Decrease)
                                        ------------   ------------   ------------   ------------
Production volumes -
   Oil and condensate (MBbls)                   139             87            (52)          (37)%
   Natural gas (MMcf)                         1,104          1,339            235             21%
Average sales prices - (1)
   Oil and condensate (per Bbls)         $    29.74     $    33.33     $     3.59             12%
   Natural gas (per Mcf)                       5.91           5.95           0.04              1%
Operating revenues  (In thousands)-
   Oil and condensate                    $    4,136     $    2,904     $   (1,232)          (30)%
   Natural gas                                6,527          7,969          1,442             22%
                                        ------------   ------------   ------------

Total                                    $   10,663     $   10,873     $      210              2%
                                        ============   ============   ============

------------------
(1)  Includes impact of hedging activities.

Oil and natural gas operating expenses for the three months ended March 31, 2004 were unchanged at $1.7 million. Operating expenses per equivalent unit were virtually unchanged at $0.90 per Mcfe in the first quarter of 2004 compared to $0.89 per Mcfe in the same period in 2003.

Depreciation, depletion and amortization (DD&A) expense for the three months ended March 31, 2004 increased 7% to $3.2 million from $3.0 million for the same period in 2003. DD&A increased primarily due to increased production and expenses resulting from additional seismic and drilling costs.

General and administrative expense for the three months ended March 31, 2004 increased by $.7 million to $2.1 million from $1.4 million for the same period in 2003 primarily as a result of higher incentive compensation costs ($0.4 million) and higher professional expenses in connection with the 2003 audit ($0.3 million).

We recorded a $0.2 million after tax charge, or $0.01 per fully diluted share, on our minority interest in Pinnacle for the three months ended March 31, 2004. It is likely that Pinnacle will continue to record a valuation allowance on the deferred federal tax benefit generated from the operating losses incurred during at least the early development stages of Pinnacle's coalbed methane projects. We have not recorded a deferred federal income tax benefit generated from these operating losses due to the uncertainty of future Pinnacle income.

Income taxes decreased to $1.4 million for the three months ended March 31, 2004 from $1.7 million for the same period in 2003 as a result of lower taxable income based on the factors described above.

Capitalized interest decreased to $0.7 million in the first quarter of 2004 from $0.8 million for the first quarter of 2003 as a result of lower interest due to the repayment of the Rocky Mountain Gas note and the Hibernia facility.

We adopted Financial Accounting Standards Board's Statement of Financial Standards No. 143 "Accounting for Asset Retirement Obligations" effective January 1, 2003 and recorded a cumulative effect of change in accounting principle of $0.1 million in the three months ended March 31, 2003.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter ended March 31, 2004, we made capital expenditures in excess of our net cash flows provided by operating activities, using in part the proceeds generated from our equity offering. For future capital expenditures in 2004, we expect to continue to use such proceeds and cash on hand as well as to draw on the Hibernia facility to partially fund our planned drilling expenditures and fund leasehold costs and geological and geophysical costs on our exploration projects in 2004. We also continue to seek project facility financing for our Barnett Shale capital program. While we believe that current cash balances, availability under the Hibernia Facility and anticipated 2004 cash provided by operating activities will provide sufficient capital to carry out our 2004 exploration plans, there can be no assurance that this will be the case.

We may not be able to obtain adequate financing on terms that would be acceptable to us. If we cannot obtain adequate financing, we anticipate that we may be required to limit or defer our planned natural gas and oil exploration and development program, thereby adversely affecting the recoverability and ultimate value of our natural gas and oil properties.

Our liquidity position has been enhanced by our receipt of approximately $23.4 million in net proceeds from the completion of our 2004 public offering as described above. Our other primary sources of liquidity have included funds generated by operations, proceeds from the issuance of various securities, including our common stock, preferred stock and warrants, and borrowings, primarily under revolving credit facilities and through the issuance of senior subordinated notes.

Cash flows provided by operating activities were $6.3 million and $6.8 million for the three months ended March 31, 2003 and 2004, respectively. The increase in cash flows provided by operating activities in 2004 as compared to 2003 was due primarily to higher accrued expenses in 2004.

We have budgeted capital expenditures in 2004 of approximately $45.0 million, of which $39.8 million is expected to be used for drilling activities in our project areas and the balance is expected to be used to fund 3-D seismic surveys, land acquisitions and capitalized interest and overhead costs. These capital expenditure amounts do not include the approximately $8.2 million for the Barnett Shale acquisition. We have budgeted to drill approximately 36 gross wells (16.2 net) in the Gulf Coast region and 13 gross wells (9.4 net) in our North Texas region in 2004. We intend to obtain a project financing facility to fund a majority of our acquisition, exploration and development program in the Barnett Shale trend in 2004. If we are successful in obtaining this facility, we expect our capital expenditures in the trend could be between $20 and $30 million in 2004. The actual number of wells drilled and capital expended is dependent upon available financing, cash flow, availability and cost of drilling rigs, land and partner issues and other factors.

We have continued to reinvest a substantial portion of our cash flows into increasing our 3-D prospect portfolio, improving our 3-D seismic interpretation technology and funding our drilling program. Oil and natural gas capital expenditures were $4.0 million and $21.7 million (including our $8.2 million Barnett Shale acquisition) for three months ended March 31, 2003 and 2004, respectively. Our drilling efforts resulted in the successful completion of 35 gross wells (9.4 net) in 2003 and six gross wells (2.1 net) in the Gulf Coast region and eight gross wells (4.0 net) in the North Texas region in the three months ended March 31, 2004. We have completed nine of these wells and are in the process of completing five of these wells as of March 31, 2004.

Since inception through March 2004, Pinnacle has reported that it drilled 132 gross wells through March 31, 2004 and estimates that 80% of them were completed by March 31, 2004. Pinnacle reportedly added approximately 10.0 Bcf of net proved reserves through development drilling through December 31, 2003. Its gross operated production has increased by approximately 75% since its inception (to approximately 8.8 MMcf/d at March 31, 2004), and its total well count stands at 378 gross operated wells.

CCBM has spent $4.6 million for drilling costs, of 50% of which was spent pursuant to an obligation to fund $2.5 million of drilling costs on behalf of RMG. As of March 31, 2004, CCBM had satisfied $2.3 million of its drilling obligations on behalf of RMG.

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

The borrowing base will be determined by Hibernia National Bank at least semi-annually on each October 31 and April 30. The initial borrowing base was $12.0 million, and the borrowing base as of January 31, 2004 was $16.0 million. The April 30, 2004 borrowing base determination is pending as of May 14, 2004. Each party to the credit agreement can request one unscheduled borrowing base determination subsequent to each scheduled determination. The borrowing base will at all times equal the borrowing base most recently determined by Hibernia National Bank, less quarterly borrowing base reductions required subsequent to such determination. Hibernia National Bank will reset the borrowing base amount at each scheduled and each unscheduled borrowing base determination date.

The terms of our existing and future financial instruments may affect the size of our borrowing base. See "--Senior Subordinated Notes and Related Securities." On December 12, 2002, we entered into an Amended and Restated Credit Agreement with Hibernia National Bank that provided additional availability under the Hibernia Facility in the amount of $2.5 million which is structured as an additional "Facility B" under the Hibernia Facility. As such, the total borrowing base under the Hibernia Facility as of December 31, 2003 and March 31, 2004 was $19.0 million and $16.0 million, respectively, of which $7.0 and zero, respectively, were drawn as of such dates. The Facility B bore interest at LIBOR plus 3.375%, was secured by certain leases and working interests in oil and natural gas wells and matured on April 30, 2003. We used proceeds from our offering in February 2004 to repay the outstanding balance under the Hibernia Facility. As of March 31, 2004, no amounts were drawn under the Hibernia Facility.

If the principal balance of the Hibernia Facility ever exceeds the borrowing base as reduced by the quarterly borrowing base reduction (as described above), the principal balance in excess of such reduced borrowing base will be due as of the date of such reduction. Otherwise, any unpaid principal or interest will be due at maturity.

If the outstanding principal balance of the Hibernia Facility exceeds the borrowing base at any time, we have the option within 30 days to take any of the following actions, either individually or in combination: make a lump sum payment curing the deficiency, pledge additional collateral sufficient in Hibernia National Bank's opinion to increase the borrowing base and cure the deficiency or begin making equal monthly principal payments that will cure the deficiency within the ensuing six-month period. Those payments would be in addition to any payments that may come due as a result of the quarterly borrowing base reductions. Otherwise, any unpaid principal or interest will be due at maturity.

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

At December 31, 2003 and March 31, 2004, amounts outstanding under the Hibernia Facility totaled $7.0 million and zero, respectively, with an additional $12.0 million and $16.0 million, respectively, available for future borrowings. At December 31, 2003 and March 31, 2004, one letter of credit was issued and outstanding under the Hibernia Facility in the amount of $0.2 million.

Rocky Mountain Gas Note

In June 2001, CCBM issued a non-recourse promissory note payable in the amount of $7.5 million to RMG as consideration for certain interests in oil and natural gas leases held by RMG in Wyoming and Montana. The RMG note is payable in 41-monthly principal payments of $0.1 million plus interest at 8% per annum commencing July 31, 2001 with the balance due December 31, 2004. The RMG note is secured solely by CCBM's interests in the oil and natural gas leases in Wyoming and Montana. At December 31, 2003 and March 31, 2004, the outstanding principal balance of this note was $0.9 million and $0.7 million, respectively. In connection with our investment in Pinnacle, we received a reduction in the principal amount of the RMG note of approximately $1.5 million and relinquished the right to certain revenues related to the properties contributed to Pinnacle.

Capital Leases

In December 2001, we entered into a capital lease agreement secured by certain production equipment in the amount of $0.2 million. The lease is payable in one payment of $11,323 and 35 monthly payments of $7,549 including interest at 8.6% per annum. In October 2002, we entered into a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $3,462 including interest at 6.4% per annum. In May 2003, we entered into a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $3,030 including interest at 5.5% per annum. In August 2003, we entered into a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $2,179 including interest at 6.0% per annum. We have the option to acquire the equipment at the conclusion of the lease for $1 under all of these leases. DD&A on the capital leases for the three months ended March 31, 2003 and 2004 amounted to $10,000 and $12,000, respectively, and accumulated DD&A on the leased equipment at December 31, 2003 and March 31, 2004 amounted to $76,000 and $88,000, respectively.

Senior Subordinated Notes and Related Securities

In December 1999, we consummated the sale of $22.0 million principal amount of 9% Senior Subordinated Notes due 2007 (the "Subordinated Notes") and $8.0 million of common stock and Warrants. We sold $17.6 million, $2.2 million, $0.8 million, $0.8 million and $0.8 million principal amount of Subordinated Notes; 2,909,092, 363,636, 121,212, 121,212 and 121,212 shares of our common stock and
2,208,152,  276,019, 92,006, 92,006 and 92,006 Warrants to CB Capital Investors,
L.P. (now known as J.P. Morgan Partners (23A SBIC), L.P.), Mellon Ventures, L.P., Paul B. Loyd, Jr., Steven A. Webster and Douglas A.P. Hamilton, respectively. The Subordinated Notes were sold at a discount of $0.7 million, which is being amortized over the life of the notes. Interest payments are due quarterly commencing on March 31, 2000. We may, until December 2004, elect, and historically have elected, to increase the amount of the Subordinated Notes for 60% of the interest which would otherwise be payable in cash. As a result, our cash obligation on the Subordinated Notes will increase significantly after December 2004. This increase is likely to reduce the amount available to us for borrowing under the Hibernia Facility. As of December 31, 2003 and March 31, 2004, the outstanding balance of the Subordinated Notes had been increased by $5.3 million and $5.7 million, respectively, for such interest paid in kind. Concurrently with the sale of the Subordinated Notes, we sold to the same purchasers 3,636,364 shares of our common stock at a price of $2.20 per share and warrants expiring in December 2007 to purchase up to 2,760,189 shares of our common stock at an exercise price of $2.20 per share. For accounting purposes, the warrants were valued at $0.25 each. In the first quarter of 2004, Mellon Ventures exercised 69,199 of its 1999 warrants on a cashless basis and received 49,135 shares which it sold in the 2004 public offering.

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

Series B Preferred Stock

In February 2002, we consummated the sale of 60,000 shares of Series B Preferred Stock and 2002 Warrants to purchase 252,632 shares of common stock for an aggregate purchase price of $6.0 million. We sold $4.0 million and $2.0 million of Series B Preferred Stock and 168,422 and 84,210 warrants to Mellon Ventures, Inc. and Steven A. Webster, respectively. The Series B Preferred Stock is convertible into common stock by the investors at a conversion price of $5.70 per share, subject to adjustment for transactions including issuance of common stock or securities convertible into or exercisable for common stock at less than the conversion price, and is initially convertible into 1,052,632 shares of common stock. The approximately $5.8 million net proceeds of this financing were used to fund our ongoing exploration and development program and general corporate purposes. In the first quarter of 2004, Mellon Ventures exercised all 168,422 of its 2002 warrants on a cashless basis and received 36,570 shares which it sold in the 2004 public offering.

Dividends on the Series B Preferred Stock will be payable in either cash at a rate of 8% per annum or, at our option, by payment in kind of additional shares of the Series B Preferred Stock at a rate of 10% per annum. At December 31, 2003 and March 31, 2004, the outstanding balance of the Series B Preferred Stock had been increased by $1.2 million (11,987 shares), respectively, for dividends paid in kind. In addition to the foregoing, if we declare a cash dividend on our common stock, the holders of shares of Series B Preferred Stock are entitled to receive for each share of Series B Preferred Stock a cash dividend in the amount of the cash dividend that would be received by a holder of the common stock into which such share of Series B Preferred Stock is convertible on the record date for such cash dividend. Unless all accrued dividends on the Series B Preferred Stock shall have been paid and a sum sufficient for the payment thereof set apart, no distributions may be paid on any Junior Stock (which includes the common stock) (as defined in the Statement of Resolutions for the Series B Preferred Stock) and no redemption of any Junior Stock shall occur other than subject to certain exceptions.

We must redeem the Series B Preferred Stock at any time after the third anniversary of our initial issuance upon request from any holder at a price per share equal to Purchase Price/Dividend Preference (as defined below). On the other hand, we may opt to redeem the Series B Preferred Stock after the third anniversary of its issuance at a price per share equal to the Purchase Price/Dividend Preference and, prior to that time, at varying preferences to the Purchase Price/Dividend Preference. "Purchase Price/Dividend Preference" is defined to mean, generally, $100 plus all cumulative and accrued dividends.

In the event of any dissolution, liquidation or winding up or specified mergers or sales or other disposition by us of all or substantially all of our assets, the holder of each share of Series B Preferred Stock then outstanding will be entitled to be paid per share of Series B Preferred Stock, prior to the payment to holders of our common stock and out of our assets available for distribution to our shareholders, the greater of:

     o    $100 in cash plus all cumulative and accrued dividends; and

     o    in   specified   circumstances,    the   "as-converted"    liquidation
          distribution, if any, payable in such liquidation with respect to each share of common stock.

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

The 2002 Warrants have a five-year term and originally entitled the holders to purchase up to 252,632 shares of our common stock at a price of $5.94 per share, subject to adjustment, and are exercisable at any time after issuance. As of March 31, 2004, 84,210 of the 2002 Warrants remained outstanding. For accounting purposes, the 2002 Warrants are valued at $0.06 per 2002 Warrant.

Each of our series of warrants may be exercised on a cashless basis at the option of the holder.

EFFECTS OF INFLATION AND CHANGES IN PRICE

Our results of operations and cash flows are affected by changing oil and natural gas prices. If the price of oil and natural gas increases (decreases), there could be a corresponding increase (decrease) in the operating cost that we are required to bear for operations, as well as an increase (decrease) in revenues. Inflation has had a minimal effect on us.

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

Oil and Natural Gas Properties

We account for investments in natural gas and oil properties using the full-cost method of accounting. All costs directly associated with the acquisition, exploration and development of natural gas and oil properties are capitalized. These costs include lease acquisitions, seismic surveys, and drilling and completion equipment. We proportionally consolidate our interests in natural gas and oil properties. We capitalized compensation costs for employees working directly on exploration activities of $0.3 million and $0.4 million for the three months ended March 31, 2003 and 2004, respectively. We expense maintenance and repairs as they are incurred.

We amortize natural gas and oil properties based on the unit-of-production method using estimates of proved reserve quantities. We do not amortize investments in unproved properties until proved reserves associated with the projects can be determined or until these investments are impaired. We periodically evaluate, on a property-by-property basis, unevaluated properties for impairment. If the results of an assessment indicate that the properties are impaired, we add the amount of impairment to the proved natural gas and oil property costs to be amortized. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rate per Mcfe for the three months ended March 31, 2003 and 2004 was $1.57 and $1.73, respectively.

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

In mid-March 2004, during the year-end close of our 2003 financial statements, it was determined that there was a computational error in the ceiling test calculation which overstated the tax basis used in the computation to derive our after-tax present value (discounted at 10%) of future net revenues from proved reserves. We further determined that this tax basis error was also present in each of our previous ceiling test computations dating back to 1997. This error only affected our after-tax computation, used in the ceiling test calculation and the unaudited supplemental oil and natural gas disclosure, and did not impact our: (1) pre-tax valuation of the present value (discounted at 10%) of future net revenues from proved reserves, (2) our proved reserve volumes, (3) our EBITDA or our future cash flows from operations, (4) our net deferred tax liability, (5) our estimated tax basis in oil and natural gas properties, or (6) our estimated tax net operating losses.

After discovering this computational error, the ceiling tests for all quarters since 1997 were recomputed and it was determined that no write-down of our oil and natural gas assets was necessary in any of the years from 1997 to 2003. Additionally, no write-down of our oil and natural gas assets was necessary for the three months ended March 31, 2004. However, based upon the oil and natural gas prices in effect on December 31, 2001, March 31, 2003 and September 30, 2003, the unamortized cost of oil and natural gas properties exceeded the cost center ceiling. As permitted by full cost accounting rules, improvements in pricing and/or the addition of proved reserves subsequent to those dates sufficiently increased the present value of our oil and natural gas assets and removed the necessity to record a write-down in these periods. Using the prices in effect and estimated proved reserves existing on December 31, 2001, March 31, 2003 and September 30, 2003, the after-tax write-down would have been approximately $6.3 million, $1.0 million, and $6.3 million, respectively, had we not taken into account these subsequent improvements. These improvements at September 30, 2003 included estimated proved reserves attributable to our Shady Side #1 well. Because of the volatility of oil and natural gas prices, no assurance can be given that we will not experience a write-down in future periods.

In connection with our March 31, 2004 ceiling test computation, a price sensitivity study also indicated that a 20% increase in commodity prices at March 31, 2004 would have increased the pre-tax present value of future net revenues ("NPV") by approximately $36.3 million. Conversely, a 20% decrease in commodity prices at March 31, 2004 would have reduced our NPV by approximately $34.6 million. This would have caused our unamortized cost of proved oil and natural gas properties to exceed the cost pool ceiling, resulting in an after-tax write-down of approximately $6.8 million. The aforementioned price sensitivity and NPV is as of March 31, 2004 and, accordingly, does not include any potential changes in reserves due to second quarter 2004 performance, such as commodity prices, reserve revisions and drilling results.

Under the full cost method of accounting, the depletion rate is the current period production as a percentage of the total proved reserves. Total proved reserves include both proved developed and proved undeveloped reserves. The depletion rate is applied to the net book value and estimated future development costs to calculate the depletion expense.

We have a significant amount of proved undeveloped reserves, which are primarily oil reserves. We had 44.9 Bcfe and, based on internal estimates, 52.3 Bcfe of proved undeveloped reserves, representing 64% and 54% of our total proved reserves at December 31, 2003 and March 31, 2004, respectively. As of December 31, 2003 and March 31, 2004, a large portion of these proved undeveloped reserves, or approximately 43.9 Bcfe, are attributable to our Camp Hill properties that we acquired in 1994. The estimated future development costs to develop our proved undeveloped reserves on our Camp Hill properties are relatively low, on a per Mcfe basis, when compared to the estimated future development costs to develop our proved undeveloped reserves on our other oil and natural gas properties. Furthermore, the average depletable life of our Camp Hill properties is considerably higher, or approximately 15 years, when compared to the depletable life of our remaining oil and natural gas properties of approximately 2.25 years. Accordingly, the combination of a relatively low ratio of future development costs and a relatively long depletable life on our Camp Hill properties has resulted in a relatively low overall historical depletion rate and DD&A expense. This has resulted in a capitalized cost basis associated with producing properties being depleted over a longer period than the associated production and revenue stream. It has also resulted in the build-up of nondepleted capitalized costs associated with properties that have been completely produced out.

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

As of March 31, 2004 and December 31, 2003 we had leasehold costs incurred of approximately $7.2 million and $5.5 million, respectively, that would be classified on our consolidated balance sheet as "intangible leasehold costs" if we applied the interpretation discussed above.

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

Proved reserve estimates prepared by others may be substantially higher or lower than these estimates. Because these estimates depend on many assumptions, all of which may differ from actual results, reserve quantities actually recovered may be significantly different than estimated. Material revisions to reserve estimates may be made depending on the results of drilling, testing, and rates of production.

You should not assume that the present value of future net cash flows is the current market value of our estimated proved reserves. In accordance with SEC requirements, we based the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the estimate.

Our rate of recording depreciation, depletion and amortization expense for proved properties depends on our estimate of proved reserves. If these reserve estimates decline, the rate at which we record these expenses will increase.

Derivative Instruments and Hedging Activities

Upon entering into a derivative contract, we designate the derivative instruments as a hedge of the variability of cash flow to be received (cash flow hedge). Changes in the fair value of a cash flow hedge are recorded in other comprehensive income to the extent that the derivative is effective in offsetting changes in the fair value of the hedged item. Any ineffectiveness in the relationship between the cash flow hedge and the hedged item is recognized currently in income. Gains and losses accumulated in other comprehensive income associated with the cash flow hedge are recognized in earnings as oil and natural gas revenues when the forecasted transaction occurs. All of our derivative instruments at December 31, 2003 and March 31, 2004 were designated and effective as cash flow hedges.

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

Contingencies

Liabilities and other contingencies are recognized upon determination of an exposure, which when analyzed indicates that it is both probable that an asset has been impaired or that a liability has been incurred Natural Gas Collars and that the amount of such loss is reasonably estimable.

Volatility of Oil and Natural Gas Prices

Our revenues, future rate of growth, results of operations, financial condition and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent upon prevailing prices of oil and natural gas.

We periodically review the carrying value of our oil and natural gas properties under the full cost accounting rules of the Commission. See "--Critical Accounting Policies and Estimates--Oil and Natural Gas Properties."

Total oil hedged under swaps and collars during the three months ended March 31, 2003 and 2004 were 63,000 Bbls and 27,300 Bbls, respectively. Total natural gas hedged under swaps and collars in the three months ended March 31, 2003 and 2004 were 540,000 MMBtu and 726,000 MMBtu respectively. The net gains and (losses) realized by us under such hedging arrangements were $(1.2) million and $0.1 million for the three months ended March 31, 2003 and 2004, respectively, and are included in oil and natural gas revenues.

To mitigate some of our commodity price risk, we engage periodically in certain other limited hedging activities. For instance, during the second quarter of 2003, we acquired options to sell 6,000 MMBtu of natural gas per day for the period July 2003 through September 2003 (552,000 MMBtu) at $8.00 per MMBtu for approximately $119,000. We acquired these options to protect its cash position against potential margin calls on certain natural gas derivative due to large increases in the price of natural gas. These options were classified as derivatives. The costs were recorded as a reduction of natural gas revenues as the options expired.

As of December 31, 2003 and March 31, 2004, $0.2 million and $0.8 million, net of tax of $0.1 million and $0.4, respectively, remained in accumulated other comprehensive income related to the valuation of our hedging positions.

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

Our natural gas derivative transactions are generally settled based upon the average of the reporting settlement prices on the NYMEX for the last three trading days of a particular contract month. Our oil derivative transactions are generally settled based on the average reporting settlement prices on the NYMEX for each trading day of a particular calendar month. For the month of March 2004, a $0.10 change in the price per Mcf of gas sold would have changed revenue by $134,000. A $0.70 change in the price per barrel of oil would have changed revenue by $61,000.

The table below summarizes our total natural gas production volumes subject to derivative transactions during the three months ended March 31, 2004 and the weighted average NYMEX reference price for those volumes.

Natural Gas Swaps                                       Natural Gas Collars
------------------------                            --------------------------
Volumes (MMBtu)                         180,000      Volumes (MMBtu)             546,000
Average price ($/MMBtu)                 $  6.50      Average price ($/MMBtu)
                                                       Floor                     $  4.10
                                                       Ceiling                   $  7.00

The table below summarizes our total crude oil production volumes subject to derivative transactions for the three months ended March 31, 2004 and the weighted average NYMEX reference price for those volumes.

Crude Oil Swaps                                       Crude Oil Collars
----------------------                              ----------------------
Volumes (Bbls)                          27,000      Volumes (Bbls)                           -
Average price ($/Bbls)                $  30.36      Average price ($/Bbls)
                                                      Floor                            $     -
                                                      Ceiling                          $     -

At March 31, 2003 and 2004 we had the following outstanding hedge positions:

                                           As of 3/31/2003
--------------------------------------------------------------------------------------------------
                              Contract Volumes
                         ---------------------------
                                                          Average       Average         Average
       Quarter               BBls           MMbtu       Fixed Price   Floor Price    Ceiling Price
----------------------   ------------   ------------   ------------   ------------   -------------
Second Quarter 2003           27,300                    $    24.85
Second Quarter 2003           36,000                                      $ 23.50     $     26.50
Second Quarter 2003                         273,000           4.70
Second Quarter 2003                         546,000                          3.40            5.25
Third Quarter 2003                          276,000           4.70
Third Quarter 2003                          552,000                          3.40            5.25
Fourth Quarter 2003                         552,000                          3.40            5.25

                                           As of 3/31/2004
--------------------------------------------------------------------------------------------------
                              Contract Volumes
                         ---------------------------
                                                          Average       Average         Average
       Quarter               BBls           MMbtu       Fixed Price   Floor Price    Ceiling Price
----------------------   ------------   ------------   ------------   ------------   -------------
Second Quarter 2004           27,300                    $    31.55
Second Quarter 2004                       1,001,000                    $     4.40     $      5.86
Third Quarter 2004             9,300                         33.33
Third Quarter 2004                          828,000                          4.19            6.07
Fourth Quarter 2004                         829,000                          4.41            6.47
First Quarter 2005                          450,000                          4.64            8.00

During May 2004, we entered into costless collar arrangements covering 728,000 MMBtu of natural gas for October 2004 through March 2005 production with an average floor of $5.53 and a ceiling of $8.00.

FORWARD LOOKING STATEMENTS

The statements contained in all parts of this document, including, but not limited to, those relating to our schedule, targets, estimates or results of future drilling, including the number, timing and results of wells, budgeted wells, increases in wells, the timing and risk involved in drilling follow-up wells, expected working or net revenue interests, planned expenditures, prospects budgeted and other future capital expenditures, risk profile of oil and natural gas exploration, acquisition of 3-D seismic data (including number, timing and size of projects), planned evaluation of prospects, probability of prospects having oil and natural gas, expected production or reserves, increases in reserves, acreage, working capital requirements, hedging activities, the ability of expected sources of liquidity to implement our business strategy, future hiring, future exploration activity, production rates, potential drilling locations targeting coal seams, the outcome of legal challenges to new coalbed methane drilling permits in Montana, a project facility to finance a majority of the February 2004 acquisition costs in the Barnett Shale trend and the exploration and development expenditures in that trend, all and any other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe" and similar expression are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, the Company's dependence on its key personnel, factors that affect the Company's ability to manage its growth and achieve its business strategy, risks relating to, limited operating history, technological changes, significant capital requirements of the Company, the potential impact of government regulations, litigation, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks, availability of equipment, weather, availability of financing and other factors detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement.

      ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



For information regarding our exposure to certain market risks, see "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2003 except for the Company's hedging activity subsequent to December 31, 2003 as described above in "Volatility of Oil and Natural Gas Prices." There have been no material changes to the disclosure regarding our exposure to certain market risks made in the Annual Report. For additional information regarding our long-term debt, see Note 4 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

                        ITEM 4 - CONTROLS AND PROCEDURES



In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Except as set forth below, there has been no change in our internal controls over financial reporting that occurred during the three months ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. Management has and is implementing procedures and controls to address the following deficiencies and enhance the reliability of our internal control procedures: (1) the presence of underlying errors in the tax basis utilized in our full cost ceiling test computations and certain disclosures and the lack of underlying detailed tax basis documentation which adversely impacted our ability to evaluate the appropriateness of the tax basis (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies -- Oil and Natural Gas Properties") and (2) the sufficiency of review applied to the financial statement close process and account reconciliation.

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

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     In February 2004, in connection with our public offering, Mellon Ventures, L.P. exercised all of its warrants to purchase 168,422 shares of our common stock issued in 2002 and 61,199 of its warrants to purchase shares issued in 1999 on a cashless "net exercise" basis. Mellon Ventures received 36,570 shares and 49,135 shares of common stock respectively from the exercise of these warrants. In May 2004, Mellon Ventures exercised all 206,820 of its remaining warrants to purchase shares issued in 1999 on a cashless "net exercise" basis and received 156,557 shares of common stock. These transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) as a transaction not involving any public offering and by virtue of Section 3(a)(9).

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

       31.1    -- CEO Certification Pursuant to Section 302 of the Sarbanes-
                  Oxley Act of 2002.

       31.2    -- CFO Certification Pursuant to Section 302 of the Sarbanes-
                  Oxley Act of 2002.

       32.1    -- CEO Certification Pursuant to Section 906 of the Sarbanes-
                  Oxley Act of 2002.

       32.2    -- CFO Certification Pursuant to Section 906 of the Sarbanes-
                  Oxley Act of 2002.

+        Incorporated herein by reference as indicated.

         Reports on Form 8-K

     The Company filed a Current Report on Form 8-K on January 23, 2004 announcing operating results for the quarter and year ended December 31, 2003 (information furnished not filed); a Current Report on Form 8-K on March 9, 2004 announcing the Barnett Shale Acquisition (information furnished not filed) and the closing of the over-allotment option in the Company's public offering; and a Current Report on Form 8-K on March 25, 2004 announcing financial results for the quarter and year ended December 31, 2003 (information furnished not filed).

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Carrizo Oil & Gas, Inc.
                                           (Registrant)



Date:  May 17, 2004                        By:  /s/S. P. Johnson, IV
                                           -------------------------
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date:  May 17, 2004                        By:  /s/Paul F. Boling
                                           ----------------------
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)