Form 10-Q
period 2004-06-30
CARRIZO OIL & GAS INC
filed 2004-08-16
CIK 1040593

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2004
                                                 -------------


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

                                 YES [ ] NO [X]

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of August 6, 2004, the latest practicable date, was 21,900,927.

                             CARRIZO OIL & GAS, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED June 30, 2004
                                      INDEX


PART I.  FINANCIAL INFORMATION                                                                              PAGE

        Item 1.       Consolidated Balance Sheets
                      -  As of December 31, 2003 and June 30, 2004                                            2

                      Consolidated Statements of Income
                      -  For the three and six month periods ended June 30,
                         2003 and 2004                                                                        3

                      Consolidated Statements of Cash Flows
                      -  For the six-month periods ended June 30, 2003 and
                         2004                                                                                 4

                      Notes to Consolidated Financial Statements                                              5

        Item 2.       Management's Discussion and Analysis of Financial
                      Condition and Results of Operations                                                    14

        Item 3.       Quantitative and Qualitative Disclosure About
                      Market Risk                                                                            27

        Item 4.       Controls and Procedures                                                                28


PART II.  OTHER INFORMATION

        Items 1-6.                                                                                           29

SIGNATURES                                                                                                   32

                             CARRIZO OIL & GAS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                            ASSETS                                          December 31,       June 30,
                                                                                            ------------     ------------
                                                                                                2003             2004
                                                                                            ------------     ------------
                                                                                                 (In thousands)
CURRENT ASSETS:
  Cash and cash equivalents                                                                  $    3,322       $    2,999
  Accounts receivable, trade (net of allowance for doubtful accounts of
     none at December 31, 2003 and June 30, 2004, respectively)                                   8,970            8,270
  Advances to operators                                                                           1,877            3,776
  Deposits                                                                                           56              156
  Other current assets                                                                              100              277
                                                                                            ------------     ------------

        Total current assets                                                                     14,325           15,478

PROPERTY AND EQUIPMENT, net (full-cost method of
     accounting for oil and natural gas properties)                                             135,273          168,135
Investment in Pinnacle Gas Resources, Inc.                                                        6,637            6,028
Deferred financing costs                                                                            479              963
Other assets                                                                                         89               64
                                                                                            ------------     ------------
                                                                                             $  156,803       $  190,668
                                                                                            ============     ============
                             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade                                                                    $   19,515       $   17,103
  Accrued liabilities                                                                             1,057            4,379
  Advances for joint operations                                                                   3,430            4,429
  Current maturities of long-term debt                                                            1,037              433
  Current maturities of seismic obligation payable                                                1,103                -
                                                                                            ------------     ------------

          Total current liabilities                                                              26,142           26,344

LONG-TERM DEBT                                                                                   34,113           36,851
ASSET RETIREMENT OBLIGATION                                                                         883              998
DEFERRED INCOME TAXES                                                                            12,479           15,131
COMMITMENTS AND CONTINGENCIES (Note 7)
CONVERTIBLE PARTICIPATING PREFERRED STOCK (10,000,000 shares of preferred stock authorized, of which 150,000 are shares designated as convertible participating shares, with 71,987 and zero convertible participating shares issued and outstanding at December 31, 2003 and June 30, 2004,
  respectively) (Note 8)                                                                          7,114                -

SHAREHOLDERS' EQUITY:
  Warrants (3,262,821 and 334,210 outstanding at December 31,
    2003 and June 30, 2004, respectively)                                                           780               80
  Common stock, par value $.01 (40,000,000 shares authorized with 14,591,348 and
     21,897,297 issued and outstanding at December 31, 2003 and
     June 30, 2004, respectively)                                                                   146              219
  Additional paid in capital                                                                     65,103           97,359
  Retained earnings                                                                              10,229           14,200
  Accumulated other comprehensive income                                                           (186)            (514)
                                                                                            ------------     ------------
                                                                                                 76,072          111,344
                                                                                            ------------     ------------
                                                                                             $  156,803       $  190,668
                                                                                            ============     ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CARRIZO OIL & GAS, INC.

                      CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                     For the Three              For the Six
                                                                      Months Ended              Months Ended
                                                                        June 30,                  June 30,
                                                                -----------------------   -----------------------
                                                                   2003         2004         2003         2004
                                                                ----------   ----------   ----------   ----------
                                                                     (In thousands except per share amounts)
OIL AND NATURAL GAS REVENUES                                     $  8,828     $ 11,959     $ 19,492    $ 22,833

COSTS AND EXPENSES:
   Oil and natural gas operating expenses
     (exclusive of depreciation shown separately below)             1,763        2,046        3,483        3,723
   Depreciation, depletion and amortization                         2,605        3,607        5,641        6,853
   General and administrative                                       1,267        1,647        2,650        3,779
   Accretion expense related to asset retirement obligations           10            6           18           13
   Stock option compensation                                           33          746           23          756
                                                                ----------   ----------   ----------   ----------

Total costs and expenses                                            5,678        8,052       11,815       15,124
                                                                ----------   ----------   ----------   ----------

OPERATING INCOME                                                    3,150        3,907        7,677        7,709
OTHER INCOME AND EXPENSES:
   Other income and expenses                                          (82)        (348)          18         (583)
   Interest income                                                     22           10           40           23
   Interest expense                                                  (118)        (235)        (316)        (330)
   Interest expense, related parties                                 (591)        (464)      (1,174)      (1,079)
   Capitalized interest                                               704          656        1,479        1,323
                                                                ----------   ----------   ----------   ----------

INCOME BEFORE INCOME TAXES                                          3,085        3,526        7,724        7,063
INCOME TAXES (Note 6)                                               1,125        1,388        2,794        2,742
                                                                ----------   ----------   ----------   ----------

NET INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                                   1,960        2,138        4,930         4321
DIVIDENDS AND ACCRETION ON PREFERRED STOCK                            181          153          362          350
                                                                ----------   ----------   ----------   ----------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS
   BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                          1,779        1,985        4,568        3,971
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                     -            -          128            -
                                                                ----------   ----------   ----------   ----------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                      $  1,779     $  1,985     $  4,440     $  3,971
                                                                ==========   ==========   ==========   ==========

BASIC EARNINGS PER COMMON SHARE BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                       $   0.13     $   0.10     $   0.32     $   0.22
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE NET OF INCOME TAXES                                       -            -        (0.01)           -
                                                                ----------   ----------   ----------   ----------

BASIC EARNINGS PER COMMON SHARE                                  $   0.13     $   0.10     $   0.31     $   0.22
                                                                ==========   ==========   ==========   ==========

DILUTED EARNINGS PER COMMON SHARE BEFORE CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                      $   0.11     $   0.10     $   0.28     $   0.21
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE NET OF INCOME TAXES                                        -            -        (0.01)           -
                                                                ----------   ----------   ----------   ----------

DILUTED EARNINGS PER COMMON SHARE                                $   0.11     $   0.10     $   0.27     $   0.21
                                                                ==========   ==========   ==========   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CARRIZO OIL & GAS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                      For the Six
                                                                                                     Months Ended
                                                                                                       June 30,
                                                                                            -----------------------------
                                                                                                2003             2004
                                                                                            ------------     ------------
                                                                                                    (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income before cumulative effect of change in accounting principle                     $    4,930       $    4,321
   Adjustment to reconcile net income to net
     cash provided by operating activities-
     Depreciation, depletion and amortization                                                     5,641            6,853
     Discount accretion                                                                              60              134
     Ineffective derivative instruments                                                             (91)               -
     Interest payable in kind                                                                       704              743
     Stock option compensation (benefit)                                                             23              756
     Equity in loss of Pinnacle Gas Resources, Inc.                                                   -              609
     Deferred income taxes                                                                        2,704            2,652
   Changes in assets and liabilities-
     Accounts receivable                                                                           (350)             700
     Other assets                                                                                   336             (662)
     Accounts payable                                                                               776             (275)
     Other liabilities                                                                              324            1,503
                                                                                            ------------     ------------
       Net cash provided by operating activities                                                 15,057           17,334
                                                                                            ------------     ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                                         (13,984)         (39,888)
   Change in capital expenditure accrual                                                          2,329           (1,611)
   Advances to operators                                                                           (185)          (1,899)
   Advances for joint operations                                                                    123              999
                                                                                            ------------     ------------
       Net cash used in investing activities                                                    (11,717)         (42,399)
                                                                                            ------------     ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from the sale of common stock                                                       115           24,198
   Advances under the Borrowing Base Facility                                                         -            9,000
   Debt repayments                                                                               (4,138)          (8,456)
                                                                                            ------------     ------------
    Net cash provided by (used in) financing activities                                          (4,023)          24,742
                                                                                            ------------     ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                                          (683)            (323)

CASH AND CASH EQUIVALENTS, beginning of period                                                    4,743            3,322
                                                                                            ------------     ------------

CASH AND CASH EQUIVALENTS, end of period                                                     $    4,060       $    2,999
                                                                                            ============     ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest (net of amounts capitalized)                                       $        -       $       86
                                                                                            ============     ============

   Cash paid for income taxes                                                                $        -       $        -
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

2. MAJOR CUSTOMERS

The Company sold oil and natural gas production representing more than 10% of its oil and natural gas revenues as follows:

                                       For the Three Months      For the Six Months
                                          Ended June 30,           Ended June 30,
                                       --------------------     --------------------

                                         2003        2004          2003       2004
                                       ---------  ---------     ---------  ---------
Cokinos Natural Gas Company                  11%        23%           14%        24%
Gulfmark Energy, Inc.                        15%          -           19%          -
WMJ Investments Corp.                        12%        12%             -        15%
Texon L.P.                                     -        19%             -        19%

3. EARNINGS PER COMMON SHARE:

Supplemental earnings per share information is provided below:

                                                                          For the Three Months Ended June 30,
                                                    ---------------------------------------------------------------------------
                                                                 (In thousands except share and per share amounts)
                                                            Income                     Shares              Per-Share Amount
                                                    -----------------------   -----------------------   -----------------------
                                                      2003          2004         2003         2004         2003         2004
                                                    ----------   ----------   ----------   ----------   ----------   ----------
Basic Earnings per Common  Share
  Net income available to common shareholders        $  1,779     $  1,985    14,211,173   19,213,010    $   0.13     $   0.10
                                                                                                        ==========   ==========
Dilutive effect of Stock Options, Warrants and
   Preferred Stock conversions                              -            -     2,384,642    1,080,091
                                                    ----------   ----------   ----------   ----------
Diluted Earnings per Share
  Net income available to common shareholders
   plus assumed conversions before cumulative
     effect of change in accounting principle        $  1,779     $  1,985    16,595,815   20,293,101    $   0.11     $   0.10
                                                    ==========   ==========   ==========   ==========   ==========   ==========

                                                                          For the Six Months Ended June 30,
                                                    ---------------------------------------------------------------------------
                                                                 (In thousands except share and per share amounts)
                                                            Income                     Shares              Per-Share Amount
                                                    -----------------------   -----------------------   -----------------------
                                                      2003          2004         2003         2004         2003         2004
                                                    ----------   ----------   ----------   ----------   ----------   ----------
Basic Earnings per Common  Share
  Net income available to common shareholders
   before cumulative effect of change
   in accounting principle                          $   4,568    $   3,971    14,204,690   17,913,220    $   0.32     $   0.22
                                                                                                        ==========   ==========
Dilutive effect of Stock Options, Warrants and
   Preferred Stock conversions                              -            -     2,260,300    1,001,630
                                                    ----------   ----------   ----------   ----------
Diluted Earnings per Share
  Net income available to common shareholders
   plus assumed conversions before cumulative
     effect of change in accounting principle        $  4,568     $  3,971    16,464,990   18,914,850    $   0.28     $   0.21
                                                    ==========   ==========   ==========   ==========   ==========   ==========


                                                                          For the Three Six Ended June 30,
                                                    ---------------------------------------------------------------------------
                                                                 (In thousands except share and per share amounts)
                                                            Income                     Shares              Per-Share Amount
                                                    -----------------------   -----------------------   -----------------------
                                                      2003          2004         2003         2004         2003         2004
                                                    ----------   ----------   ----------   ----------   ----------   ----------
Cumulative effect of change
  in accounting principle net of income taxes
Basic Earnings per Common Share
  Net loss available to common shareholders          $   (128)    $      -    14,204,690   17,913,220    $  (0.01)    $      -
                                                                                                        ==========   ==========
Dilutive effect of Stock Options, Warrants and
   Preferred Stock conversions                              -            -     2,260,300    1,001,630
                                                    ----------   ----------   ----------   ----------
Diluted Earnings per Share
  Net income available to common shareholders
   plus assumed conversions                          $   (128)    $      -    16,464,990   18,914,850    $  (0.01)    $      -
                                                    ==========   ==========   ==========   ==========   ==========   ==========

                                                                          For the Six Months Ended June 30,
                                                    ---------------------------------------------------------------------------
                                                                 (In thousands except share and per share amounts)
                                                            Income                     Shares              Per-Share Amount
                                                    -----------------------   -----------------------   -----------------------
                                                      2003          2004         2003         2004         2003         2004
                                                    ----------   ----------   ----------   ----------   ----------   ----------
Basic Earnings per Common  Share
  Net income available to common shareholders       $   4,440    $   3,971    14,204,690   17,913,220    $   0.31     $   0.22
                                                                                                        ==========   ==========
Dilutive effect of Stock Options, Warrants and
   Preferred Stock conversions                              -            -     2,260,300    1,001,630
                                                    ----------   ----------   ----------   ----------
Diluted Earnings per Share
  Net income available to common shareholders
   plus assumed conversions                          $  4,440     $  3,971    16,464,990   18,914,850    $   0.27     $   0.21
                                                    ==========   ==========   ==========   ==========   ==========   ==========

Basic earnings per common share is based on the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per common share is based on the weighted average number of common shares and all dilutive potential common shares outstanding during the periods. The Company had outstanding 146,500 and 35,500 stock options and 252,632 and zero warrants, respectively, during the three months ended June 30, 2003 and 2004, respectively, which were antidilutive and were not included in the calculation because the exercise price of these instruments exceeded the underlying market value of the options and warrants. The Company had outstanding 156,500 and 50,500 stock options and 252,632 and zero warrants during the six months ended June 30, 2003 and 2004, respectively, which were antidilutive because the exercise price of these instruments exceeded the underlying market value of the options and warrants. At June 30, 2003 and 2004, the Company also had 1,202,791 and zero shares, respectively, based on the assumed conversion of the Series B Convertible Participating Preferred Stock, that were antidilutive and were not included in the calculation.

4. LONG-TERM DEBT:

At December 31, 2003 and June 30, 2004, long-term debt consisted of the following:

                                                    December 31,     June 30,
                                                        2003           2004
                                                    ------------   ------------
Hibernia Facility                                    $    7,000     $    9,000
Senior subordinated notes                                     -         27,778
Senior subordinated notes, related parties               26,992              -
Capital lease obligations                                   295            206
Non-recourse note payable to
   Rocky Mountain Gas, Inc.                                 863            300
                                                    ------------   ------------

                                                         35,150         37,284
Less:  current maturities                                (1,037)          (433)
                                                    ------------   ------------

                                                     $   34,113     $   36,851
                                                    ============   ============

On May 24, 2002, the Company entered into a credit agreement with Hibernia National Bank (the "Hibernia Facility") which matures on January 31, 2006, and repaid its existing facility with Compass Bank (the "Compass Facility"). The Hibernia Facility provides a revolving line of credit of up to $30.0 million. It is secured by substantially all of the Company's assets and is guaranteed by the Company's subsidiary.

The borrowing base will be determined by Hibernia National Bank at least semi-annually on each October 31 and April 30. The initial borrowing base was $12.0 million. Each party to the credit agreement can request one unscheduled borrowing base determination subsequent to each scheduled determination. The borrowing base will at all times equal the borrowing base most recently determined by Hibernia National Bank, less quarterly borrowing base reductions required subsequent to such determination. Hibernia National Bank will reset the borrowing base amount at each scheduled and each unscheduled borrowing base determination date. The initial quarterly borrowing base reduction, which commenced on June 30, 2002, was $1.3 million. The quarterly borrowing base reduction effective July 31, 2004 was $2.5 million.

On December 12, 2002, the Company entered into an Amended and Restated Credit Agreement with Hibernia National Bank that provided additional availability under the Hibernia Facility in the amount of $2.5 million which is structured as an additional "Facility B" under the Hibernia Facility. The Facility B bore interest at LIBOR plus 3.375%, was secured by certain leases and working interests in oil and natural gas wells and matured on April 30, 2003. As such, the total borrowing base under the Hibernia Facility as of December 31, 2003 and June 30, 2004 was $19.0 million and $26.0 million, respectively, of which $7.0 and $9.0 million, respectively, was drawn on the Hibernia Facility.

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

At December 31, 2003 and June 30, 2004, amounts outstanding under the Hibernia Facility totaled $7.0 million and $9.0 million, respectively, with an additional $12.0 million and $17.0 million, respectively, available for future borrowings. At December 31, 2003 and June 30, 2004, one letter of credit was issued and outstanding under the Hibernia Facility in the amount of $0.2 million.

On June 29, 2001, CCBM, Inc., a wholly owned subsidiary of the Company ("CCBM"), issued a non-recourse promissory note payable in the amount of $7.5 million to RMG as consideration for certain interests in oil and natural gas leases held by RMG in Wyoming and Montana. The RMG note is payable in 41-monthly principal payments of $0.1 million plus interest at 8% per annum commencing July 31, 2001 with the balance due December 31, 2004. The RMG note is secured solely by CCBM's interests in the oil and natural gas leases in Wyoming and Montana. In connection with the Company's investment in Pinnacle Gas Resources, Inc., the Company received a reduction in the principal amount of the RMG note of approximately $1.5 million and relinquished the right to certain revenues related to the properties contributed to Pinnacle. During the second quarter of 2004, CCBM, Inc., relinquished a portion of its interests in certain oil and natural gas leases and reduced the principal due on the note by $0.3 million.

In December 2001, the Company entered into a capital lease agreement secured by certain production equipment in the amount of $0.2 million. The lease is payable in one payment of $11,323 and 35 monthly payments of $7,549 including interest at 8.6% per annum. In October 2002, the Company entered into a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $3,462 including interest at 6.4% per annum. In May 2003, the Company entered into a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $3,030 including interest at 5.5% per annum. In August 2003, the Company entered into a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $2,179 including interest at 6.0% per annum. The Company has the option to acquire the equipment at the conclusion of the lease for $1 under all of these leases. DD&A on the capital leases for the three months ended June 30, 2003 and 2004 amounted to $11,000 and $12,000, respectively. DD&A on the capital leases for the six months ended June 30, 2003 and 2004 amounted to $20,000 and $24,000, respectively, and accumulated DD&A on the leased equipment at December 31, 2003 and June 30, 2004 amounted to $76,000 and $100,000, respectively.

In December 1999, the Company consummated the sale of $22.0 million principal amount of 9% Senior Subordinated Notes due 2007 (the "Subordinated Notes") and $8.0 million of common stock and Warrants. The Company sold $17.6 million, $2.2 million, $0.8 million, $0.8 million and $0.8 million principal amount of Subordinated Notes; 2,909,092, 363,636, 121,212, 121,212 and 121,212 shares of the Company's  common stock and 2,208,152,  276,019,  92,006,  92,006 and 92,006
Warrants to CB Capital  Investors,  L.P.  (now known as JPMorgan  Partners  (23A
SBIC), L.P.), Mellon Ventures, L.P., Paul B. Loyd, Jr., Steven A. Webster and Douglas A.P. Hamilton, respectively. The Subordinated Notes were sold at a discount of $0.7 million, which is being amortized over the life of the notes. Interest payments are due quarterly commencing on March 31, 2000. The Company may elect, until December 2004, to increase the amount of the Subordinated Notes for 60% of the interest which would otherwise be payable in cash. As of December 31, 2003 and June 30, 2004, the outstanding balance of the Subordinated Notes had been increased by $5.3 million and $6.0 million respectively, for such interest paid in kind. During the six months ended June 30, 2004, Mellon Ventures, L.P., JPMorgan Partners (23A SBIC), Steven A. Webster and Douglas A.
P. Hamilton exercised warrants to purchase 276,019, 2,208,152, 92,006 and 92,006 shares of common stock, respectively, on a cashless exercise basis for a total of 205,692, 1,684,949, 70,205 and 70,205 shares of common stock, respectively, and Paul B. Loyd, Jr., exercised warrants to purchase 92,006 shares for a total of 92,006 shares of common stock. As a result, no warrants to purchase shares remain outstanding from the warrants originally issued in December 1999.

On June 7, 2004, an unaffiliated third party (the "Purchaser") purchased all the outstanding Subordinated Notes from the original note holders. In exchange for a $0.4 million amendment fee, certain terms and conditions of the Subordinated Notes were amended, to provide for, among other things, (1) a one year extension of the maturity to December 15, 2008, (2) a one year extension, through December 15, 2005, of the paid-in-kind ("PIK") interest option to pay-in-kind 60% of the interest due each period by increasing the principal balance by a like amount (the "PIK option"), (3) an additional one year option to extend the PIK option through December 15, 2006 at an annual interest rate on the deferred amount of 10% and the payment of a one-time fee equal to 0.5% of the principal then outstanding and (4) additional flexibility to obtain a separate project financing facility in the future. The amendment fee will be amortized over the remaining life of the Note.

The Company is subject to certain covenants under the terms of the Subordinated Notes securities purchase agreement, including but not limited to, (a) maintenance of a specified tangible net worth, (b) maintenance of a ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to quarterly Debt Service (as defined in the agreement) of not less than 1.00 to 1.00, (c) a limitation of its capital expenditures to an amount equal to the Company's EBITDA for the immediately prior fiscal year (unless approved by the Company's Board of Directors and a JPMorgan Partners, LLC appointed director) and (d) a limitation on our Total Debt (as defined in the securities purchase agreement) to 3.5 times EBITDA for any twelve month period.

At June 30, 2004, the Company was in compliance with all of its debt covenants.

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

Prior to and in connection with its contribution of assets to Pinnacle, CCBM paid RMG approximately $1.8 million in cash as part of its outstanding purchase obligation on the coalbed methane property interests CCBM previously acquired from RMG. As of June 30, 2003, approximately $1.1 million remaining balance of CCBM's obligation to RMG is scheduled to be paid in monthly installments of approximately $52,805 through November 2004 and a balloon payment on December 31, 2004. As of June 30, 2004, the remaining balance on this obligation was approximately $0.3 million. The RMG note is secured solely by CCBM's interests in the remaining oil and natural gas leases in Wyoming and Montana. In connection with the Company's investment in Pinnacle, the Company received a reduction in the principal amount of the RMG note of approximately $1.5 million and relinquished the right to receive certain revenues related to the properties contributed to Pinnacle.

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

The reclassification of investments in contributed properties resulting from the transaction with Pinnacle are reflected in accordance with the full cost method of accounting in the Company's balance sheet as of December 31, 2003 and June 30, 2004.

6. INCOME TAXES:

The Company provided deferred income taxes at the rate of 35%, which also approximates its statutory rate, that amounted to $1.1 million and $1.3 million for the three months ended June 30, 2003 and 2004, respectively and $2.7 million and $2.7 million for the six months ended June 30, 2003 and 2004, respectively.

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

8. CONVERTIBLE PARTICIPATING PREFERRED STOCK:

In February 2002, the Company consummated the sale of 60,000 shares of Convertible Participating Series B Preferred Stock (the "Series B Preferred Stock") and warrants to purchase 252,632 shares of common stock for an aggregate purchase price of $6.0 million. The Company sold 40,000 and 20,000 shares of Series B Preferred Stock and 168,422 and 84,210 warrants to Mellon Ventures, Inc. and Steven A. Webster, respectively. The Series B Preferred Stock was convertible into common stock by the investors at a conversion price of $5.70 per share, subject to adjustments, and was initially convertible into 1,052,632 shares of common stock. Dividends on the Series B Preferred Stock were payable in either cash at a rate of 8% per annum or, at the Company's option, by payment in kind of additional shares of the same series of preferred stock at a rate of 10% per annum. At December 31, 2003 and through the conversion dates specified below, the outstanding balance of the Series B Preferred Stock has been increased by $1.2 million (11,987 shares) and $1.5 million (15,133 shares), respectively, for dividends paid in kind. The Series B Preferred Stock was redeemable at varying prices in whole or in part at the holders' option after three years or at the Company's option at any time. The Series B Preferred Stock also participated in any dividends declared on the common stock. Holders of the Series B Preferred Stock would have received a liquidation preference upon the liquidation of, or certain mergers or sales of substantially all assets involving, the Company. Such holders also had the option of receiving a change of control repayment price upon certain deemed change of control transactions. Mellon Ventures, Inc., converted all of its Series B Preferred Stock (approximately 49,938 shares) into 876,099 shares of common stock on May 25, 2004. Steven A. Webster converted all of his Series B Preferred Stock (approximately 25,195 shares) into 442,025 shares of common stock on June 30, 2004. As a result, no shares of Series B Preferred Stock remain outstanding. The warrants have a five-year term and entitle the holders to purchase up to 252,632 shares of Carrizo's common stock at a price of $5.94 per share, subject to adjustments, and are exercisable at any time after issuance. The warrants may be exercised on a cashless exercise basis. During the six months ended June 30, 2004, Mellon Ventures, Inc. exercised all of its 168,422 warrants on a cashless exercise basis for a total of 36,570 shares of common stock.

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

The Company issued 55,334 and 7,305,949 shares of common stock during the six months ended June 30, 2003 and 2004, respectively. The shares issued during the six months ended June 30, 2003 were the result of the exercise of options granted under the Company's Incentive Plan. The shares issued during the six months ended June 30, 2004, consisted of 3,655,500 shares issued through the secondary offering, 2,159,627 shares issued through the exercise of warrants, 1,318,124 shares issued through the conversion of Series B Preferred Stock and the balance issued through the exercise of options granted under the Company's Incentive Plan.

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

                                                               For the Three Months Ended
                                                                       June 30,
                                                               --------------------------
                                                                   2003          2004
                                                               -----------   ------------
                                                                  (In thousands except
                                                                   per share amounts)
Net income available to common
  shareholders, as reported                                     $   1,779     $    1,985

Less:  Total stock-based employee
  compensation expense determined under
  fair value method for all awards, net of
  related tax effects                                                (132)          (141)
                                                               -----------   ------------

Pro forma net income (loss) available
  to common shareholders                                        $   1,647     $    1,844
                                                               ===========   ============

Net income per common share, as reported:
  Basic                                                         $    0.13     $     0.10
  Diluted                                                            0.11           0.10

Pro Forma net income (loss) per common share, as if
   value method had been applied to all awards:
  Basic                                                         $    0.12     $     0.10
  Diluted                                                            0.10           0.09

                                                               For the Six  Months Ended
                                                                       June 30,
                                                               --------------------------
                                                                   2003          2004
                                                               -----------   ------------
                                                                  (In thousands except
                                                                   per share amounts)
Net income available to common
  shareholders, as reported                                     $   4,440     $    3,971

Less:  Total stock-based employee
  compensation expense determined under
  fair value method for all awards, net of
  related tax effects                                                (264)          (283)
                                                               -----------   ------------

Pro forma net income (loss) available
  to common shareholders                                        $   4,176     $    3,688
                                                               ===========   ============

Net income per common share, as reported:
  Basic                                                         $    0.31     $     0.22
  Diluted                                                            0.27           0.21

Pro Forma net income (loss) per common share, as if
   value method had been applied to all awards:
  Basic                                                         $    0.29     $     0.21
  Diluted                                                            0.25           0.19

Diluted earnings per share amounts for the three months ended June 30, 2003 and 2004 are based upon 16,595,815 and 20,293,101 shares, respectively, that include the dilutive effect of assumed stock option and warrant conversions of 2,384,642 and 1,080,091 shares, respectively. Diluted earnings per share amounts for the six months ended June 30, 2003 and 2004 are based upon 16,464,990 and 18,914,850 shares, respectively, that include the dilutive effect of assumed stock option and warrant conversion of 2,260,300 and 1,001,630 shares, respectively.

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

As of December 31, 2003 and June 30, 2004, $0.2 million and $0.5 million, net of tax of $0.1 million and $0.3 million, respectively, remained in accumulated other comprehensive income related to the valuation of the Company's hedging positions.

Total oil hedged under swaps and collars during the three months ended June 30, 2003 and 2004 were 63,300 Bbls and 27,300 Bbls, respectively. Total natural gas hedged under swaps and collars during the three months ended June 30, 2003 and 2004 were 819,000 MMBtu and 1,001,000 MMBtu, respectively. Total oil hedged under swaps and collars during the six months ended June 30, 2003 and 2004 were 126,300 Bbls and 54,300 Bbls, respectively. Total natural gas hedged under swaps and collars during the six months ended June 30, 2003 and 2004 were 1,349,000 MMBtu and 1,727,000 MMBtu, respectively. The net losses realized by the Company under such hedging arrangements were $0.4 and $0.5 million for the three months ended June 30, 2003 and 2004, respectively, and are included in oil and natural gas revenues. The net losses realized by the Company under such hedging arrangements were $1.7 million and $0.4 million for six months ended June 30, 2003 and 2004, respectively, and are included in oil and natural gas revenues.

At June 30, 2003 and 2004 the Company had the following outstanding hedge positions:

                                           As of June 30, 2003
--------------------------------------------------------------------------------------------------
                              Contract Volumes
                         ---------------------------
                                                          Average       Average         Average
       Quarter               BBls           MMbtu       Fixed Price   Floor Price    Ceiling Price
----------------------   ------------   ------------   ------------   ------------   -------------
Third Quarter 2003                          276,000     $     4.70
Third Quarter 2003                          552,000                       $  3.40     $      5.25
Fourth Quarter 2003                         552,000                          3.40            5.25
Second Quarter 2004                         273,000                          4.00            5.20
Third Quarter 2004                          276,000                          4.00            5.20
Third Quarter 2004                           93,000                          4.00            5.20

                                           As of June 30, 2004
--------------------------------------------------------------------------------------------------
                              Contract Volumes
                         ---------------------------
                                                          Average       Average         Average
       Quarter               BBls           MMbtu       Fixed Price   Floor Price    Ceiling Price
----------------------   ------------   ------------   ------------   ------------   -------------
Third Quarter 2004           27,600                    $    37.42
Third Quarter 2004                        1,012,000                    $     4.52     $      6.24
Fourth Quarter 2004           9,300                         38.85
Fourth Quarter 2004                       1,197,000                          4.71            6.94
First Quarter 2005                          810,000                          5.09            8.00

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

General Overview

We began operations in September 1993 and initially focused on the acquisition of producing properties. As a result of the increasing availability of economic onshore 3-D seismic surveys, we began obtaining 3-D seismic data and optioning to lease substantial acreage in 1995 and began drilling our 3-D based prospects in 1996. In 2003, we drilled 39 gross wells (10.2 net), 35 gross wells (9.4 net) of which were successful. During the six months ended June 30, 2004, we participated in the drilling of 40 gross wells (14.7 net) in the Gulf Coast and North Texas regions, 36 gross wells (12.1 net) of which were successful. 33 of these successful wells have been completed and three are in the process of being completed. We have budgeted to drill up to 44 gross wells (15.3 net) in the Gulf Coast region in 2004; however, the actual number of wells drilled will vary depending upon various factors, including the availability and cost of drilling rigs, land and industry partner issues, our cash flow, success of drilling programs, weather delays and other factors. If we drill the number of wells we have budgeted for 2004, depreciation, depletion and amortization, oil and natural gas operating expenses and production are expected to increase over levels incurred in 2003.

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

Barnett Shale Activity

On February 27, 2004, we closed an $8.2 million transaction with a private company to acquire working interests and acreage in certain oil and natural gas wells located in the Newark East Field in Denton County, Texas in the Barnett Shale trend. This acquisition includes non-operated working interests in properties ranging from 12.5% to 45% over 3,800 gross acres, or an average working interest of 39%. The Barnett Shale acquisition included 21 existing gross wells (6.7 net) and interests in approximately 1,500 net acres, which we expect to provide another 31 gross drill sites: 13 of which will target proved undeveloped reserves and 18 of which will be exploratory. Current net production from the acquired properties in July 2004 was approximately 1.5 Mmcfe/d and net proved reserves are internally estimated at 12.2 Bcfe.

Initially, we financed the Barnett Shale acquisition with our available cash on hand. We are exploring a number of financing alternatives to refinance a majority of the acquisition and to fund a majority of our 2004 and 2005 capital expenditure program for the Barnett Shale play. We may not be able to obtain such financing on terms that are acceptable to us, or at all.

In mid-2003, we became active in the Barnett Shale play located in Tarrant and Parker counties in Northeast Texas. Our activity accelerated as a result of the acquisition described above.

In the Barnett Shale play, we drilled six gross wells in 2003 and 19 gross wells (7.9 net) during the six months ended June 30, 2004, all of which were successful. We plan to drill between 30 and 45 gross wells in this region in 2004, assuming that we obtain the additional financing mentioned above.

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

Results of Operations

Three Months Ended June 30, 2004,
Compared to the Three Months Ended June 30, 2003

Oil and natural gas revenues for the three months ended June 30, 2004 increased 35% to $12.0 million from $8.8 million for the same period in 2003. Production volumes for natural gas during the three months ended June 30, 2004 increased from 1.0 Bcf for the three months ended June 30, 2003 to 1.5 Bcf. Average natural gas prices increased 8% to $6.07 per Mcf in the second quarter of 2004 from $5.64 per Mcf in the same period in 2003. Production volumes for oil in the second quarter of 2004 decreased 30% to 83 MBbls from 118 MBbls for the same period in 2003. Average oil prices increased 25% to $35.27 per barrel in the second quarter of 2004 from $28.23 per barrel in the same period in 2003. The increase in natural gas production was due to the commencement of production at the Beach House #1 and #2, Shadyside #1 and the Barnett Shale wells partially offset by the natural decline in production at the Staubach #1, Burkhart #1R, Matthes Heubner #1 and other wells. The decrease in oil production was due primarily to the natural decline of production at the Staubach #1, Burkhart #1R, Pauline Huebner A-382 #1, Matthes Huebner #1 and other wells partially offset by the commencement of production from the Beach House #1 and #2 and from other wells. Oil and natural gas revenues include the impact of hedging activities as discussed above under "General Overview."

The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the three months ended June 30, 2003 and 2004:

                                                                              2004 Period
                                                                        Compared to 2003 Period
                                                                      ---------------------------
                                                 June 30,
                                        ---------------------------     Increase      % Increase
                                            2003           2004        (Decrease)     (Decrease)
                                        ------------   ------------   ------------   ------------
Production volumes -
   Oil and condensate (MBbls)                   118             83            (35)          (30)%
   Natural gas (MMcf)                           973          1,487            514             53%
Average sales prices - (1)
   Oil and condensate (per Bbls)         $    28.23     $    35.27     $     7.04             25%
   Natural gas (per Mcf)                       5.64           6.07           0.43              8%
Operating revenues  (In thousands)-
   Oil and condensate                    $    3,344     $    2,941     $     (403)          (12)%
   Natural gas                                5,484          9,019          3,535             64%
                                        ------------   ------------   ------------

Total Operating Revenues                 $    8,828     $   11,960     $    3,132             35%
                                        ============   ============   ============

------------------
(1) Includes impact of hedging activities.

Oil and natural gas operating expenses for the three months ended June 30, 2004 increased 16% to $2.0 million from $1.8 million for the same period in 2003. Operating expenses per equivalent unit decreased slightly to $1.03 per Mcfe in the second quarter of 2004 compared to $1.05 per Mcfe in the same period in 2003.

Depreciation, depletion and amortization (DD&A) expense for the three months ended June 30, 2004 increased 38% to $3.6 million ($1.81 per Mcfe) from $2.6 million ($1.55 per Mcfe) for the same period in 2003. DD&A increased primarily due to increased production and expenses resulting from additional seismic and drilling costs.

General and administrative expense for the three months ended June 30, 2004 increased by $0.3 million to $1.6 million from $1.3 million for the same period in 2003 primarily as a result of higher directors' fees ($0.1 million), higher legal fees ($0.1 million) in connection with a subordinated debt refinancing and higher professional expenses related to Sarbanes-Oxley Compliance ($0.1 million).

Stock option compensation expense was $0.7 million for the quarter ended June 30, 2004.

We recorded a $0.4 million after tax charge, or $0.02 per fully diluted share, on our minority interest in Pinnacle for the three months ended June 30, 2004. It is likely that Pinnacle will continue to record a valuation allowance on the deferred federal tax benefit generated from the operating losses incurred during at least the early development stages of Pinnacle's coalbed methane projects. We have not recorded a deferred federal income tax benefit generated from these operating losses due to the uncertainty of future Pinnacle income.

Income taxes increased to $1.4 million for the three months ended June 30, 2004 from $1.1 million for the same period in 2003 as a result of higher taxable income based on the factors described above.

Capitalized interest was unchanged at $0.7 million in the second quarter of 2004 from $0.7 million for the second quarter of 2003.

Six Months Ended June 30, 2004,
Compared to the Six Months Ended June 30, 2003

Oil and natural gas revenues for the six months ended June 30, 2004 increased 17% to $22.8 million from $19.5 million for the same period in 2003. Production volumes for natural gas during the six months ended June 30, 2004 increased 36% to 2.8 Bcf from 2.1 Bcf for the same period in 2003. Average natural gas prices increased 4% to $6.00 per Mcf in the first six months of 2004 from $5.78 per Mcf in the same period in 2003. Production volumes for oil in the first six months of 2004 decreased 34% to 171 MBbls from 258 MBbls for the same period in 2003. Average oil prices increased 18% to $34.41 per barrel in the first six months of 2004 from $29.04 per barrel in the same period in 2003. The increase in natural gas production was primarily due to the commencement of production at the Beach House #1 and #2, Shadyside #1 and the Barnett Shale wells, offset by the natural decline in production at the Staubach #1, Burkhart #1R, Pauline Huebner A-382 #1, Matthes Huebner #1, Delta Farms #1 and other wells. The decrease in oil production was due primarily to the natural decline of production at the Staubach #1, Burkhart #1R, Pauline Huebner A-382 #1, Matthes Huebner #1 and Delta Farms #1 wells, offset by the commencement of production from the Beach House #1 and #2 and from other wells. Oil and natural gas revenues include the impact of hedging activities as discussed above under "General Overview".

The following table summarizes production volumes, average sales prices and operating revenues for our oil and natural gas operations for the six months ended June 30, 2003 and 2004:

                                                                              2004 Period
                                                                        Compared to 2003 Period
                                                                      ---------------------------
                                                 June 30,
                                        ---------------------------     Increase      % Increase
                                            2003           2004        (Decrease)     (Decrease)
                                        ------------   ------------   ------------   ------------
Production volumes -
   Oil and condensate (MBbls)                   258            171            (87)          (34)%
   Natural gas (MMcf)                         2,077          2,826            749             36%
Average sales prices - (1)
   Oil and condensate (per Bbls)         $    29.04     $    34.41     $     5.37             18%
   Natural gas (per Mcf)                       5.78           6.00           0.22              4%
Operating revenues  (In thousands)-
   Oil and condensate                    $    7,480     $    5,867     $   (1,613)          (22)%
   Natural gas                               12,012         16,966          4,954             41%
                                        ------------   ------------   ------------

Total Operating Revenues                 $   19,492     $   22,833     $    3,341             17%
                                        ============   ============   ============

------------------
(1) Includes impact of hedging activities.

Oil and natural gas operating expenses for the six months ended June 30, 2004 increased to $3.7 million from $3.5 million for the same period in 2003. Operating expenses per equivalent unit were virtually unchanged at $0.97 per Mcfe in the first six months of 2004 compared to $0.96 per Mcfe in the same period in 2003.

Depreciation, depletion and amortization (DD&A) expense for the six months ended June 30, 2004 increased 21% to $6.9 million ($1.78 per Mcfe) from $5.6 million ($1.56 per Mcfe) for the same period in 2003. DD&A increased primarily due to increased production and expenses resulting from additional seismic and drilling costs.

General and administrative expense for the six months ended June 30, 2004 increased by $1.1 million to $3.8 million from $2.7 million for the same period in 2003 primarily as a result of higher incentive compensation costs ($0.4 million), higher directors' fees ($0.1 million), higher legal fees ($0.1 million) in connection with the subordinated debt refinancing, higher professional expenses related to Sarbanes-Oxley compliance ($0.1 million) and higher professional expenses in connection with the 2003 audit ($0.3 million).

Stock option compensation expense was $0.8 million for the six months ended June 30, 2004.

We recorded a $0.6 million after tax charge, or $0.03 per fully diluted share, on our minority interest in Pinnacle for the six months ended June 30, 2004. It is likely that Pinnacle will continue to record a valuation allowance on the deferred federal tax benefit generated from the operating losses incurred during at least the early development stages of Pinnacle's coalbed methane projects. We have not recorded a deferred federal income tax benefit generated from these operating losses due to the uncertainty of future Pinnacle income.

Income taxes decreased to $2.7 million for the six months ended June 30, 2004 from $2.8 million for the same period in 2003 as a result of lower taxable income based on the factors described above.

Capitalized interest decreased to $1.3 million in the first six months of 2004 from $1.5 million for the first six months of 2003 as a result of lower interest due to the repayment of a portion of the Rocky Mountain Gas note and the then outstanding balance under the Hibernia facility.

We adopted Financial Accounting Standards Board's Statement of Financial Standards No. 143 "Accounting for Asset Retirement Obligations" effective January 1, 2003, and recorded a cumulative effect of change in accounting principle of $0.1 million in the six months ended June 30, 2003.

Liquidity and Capital Resources

During the six months ended June 30, 2004, we made capital expenditures in excess of our net cash flows provided by operating activities, using in part the proceeds generated from our equity offering. For future capital expenditures in 2004, we expect to continue to use such proceeds and cash on hand as well as to draw on the Hibernia facility to partially fund our planned drilling expenditures and fund leasehold costs and geological and geophysical costs on our exploration projects in 2004. We also continue to consider financing alternatives to fund our Barnett Shale capital program. While we believe that current cash balances, availability under the Hibernia Facility and anticipated 2004 cash provided by operating activities will provide sufficient capital to carry out our 2004 exploration plans, there can be no assurance that this will be the case.

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

Cash flows provided by operating activities were $15.1 million and $17.3 million for the six months ended June 30, 2003 and 2004, respectively. The increase in cash flows provided by operating activities in 2004 as compared to 2003 was due primarily to changes in working capital in 2004, primarily higher accrued expenses.

We have budgeted capital expenditures in 2004 of approximately $51.3 million, of which $39.8 million is expected to be used for drilling activities in our project areas and the balance is expected to be used to fund 3-D seismic surveys, land acquisitions and capitalized interest and overhead costs. These capital expenditure amounts do not include the approximately $8.2 million for the Barnett Shale acquisition. We have budgeted to drill approximately 44 gross wells (15.3 net) in the Gulf Coast region in 2004. The budget for drilling additional gross and net wells in the Barnett Shale trend in 2004 is dependent upon the timing and amount of additional funding. We intend to obtain alternative financing to fund a majority of our acquisition, exploration and development program in the Barnett Shale trend in 2004. If we are successful in obtaining this facility, we expect our capital expenditures in the trend could increase between $15 and $20 million in 2004. The actual number of wells drilled and capital expended is dependent upon available financing, cash flow, availability and cost of drilling rigs, land and partner issues and other factors.

We have continued to reinvest a substantial portion of our cash flows into increasing our 3-D prospect portfolio, improving our 3-D seismic interpretation technology and funding our drilling program. Oil and natural gas capital expenditures were $14.1 million and $39.1 million (including our $8.2 million Barnett Shale acquisition) for the six months ended June 30, 2003 and 2004, respectively. Our drilling efforts resulted in the successful completion of 35 gross wells (9.4 net) in 2003 and 17 gross wells (4.2 net) in the Gulf Coast region and 11 gross wells (3.9 net) in the Barnett Shale play in the six months ended June 30, 2004. We have completed 33 of these wells and are in the process of completing three of these wells as of June 30, 2004.

Since inception, Pinnacle has reported that it drilled 210 gross wells through June 30, 2004 and estimates that 80% of them were completed by June 30, 2004. Pinnacle reportedly added approximately 11.4 Bcf of net proved reserves through development drilling through May 31, 2004. Its gross operated production has increased by approximately 117% since its inception (to approximately 10.4 MMcf/d at June 30, 2004), and its total well count stands at 449 gross operated wells.

CCBM has spent $4.6 million for drilling costs, of 50% of which was spent pursuant to an obligation to fund $2.5 million of drilling costs on behalf of RMG. As of June 30, 2004, CCBM had satisfied $2.3 million of its drilling obligations on behalf of RMG.

Financing Arrangements

Hibernia Credit Facility

On May 24, 2002, we entered into a credit agreement with Hibernia National Bank (the "Hibernia Facility") which matures on January 31, 2006, and repaid our existing facility with Compass Bank (the "Compass Facility"). The Hibernia
Facility provides a revolving line of credit of up to $30.0 million. It is secured by substantially all of our assets and is guaranteed by our subsidiary.

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

The terms of our existing and future financial instruments may affect the size of our borrowing base. See "--Senior Subordinated Notes and Related Securities." On December 12, 2002, we entered into an Amended and Restated Credit Agreement with Hibernia National Bank that provided additional availability under the Hibernia Facility in the amount of $2.5 million which is structured as an additional "Facility B" under the Hibernia Facility. As such, the total borrowing base under the Hibernia Facility as of December 31, 2003 and June 30, 2004 was $19.0 million and $26.0 million, respectively, of which $7.0 and $9.0 million, respectively, were drawn as of such dates. The Facility B bore interest at LIBOR plus 3.375%, was secured by certain leases and working interests in oil and natural gas wells and matured on April 30, 2003. We used proceeds from our offering in February 2004 to repay the then outstanding balance under the Hibernia Facility.

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

Rocky Mountain Gas Note

In June 2001, CCBM issued a non-recourse promissory note payable in the amount of $7.5 million to RMG as consideration for certain interests in oil and natural gas leases held by RMG in Wyoming and Montana. The RMG note is payable in 41-monthly principal payments of $0.1 million plus interest at 8% per annum commencing July 31, 2001 with the balance due December 31, 2004. The RMG note is secured solely by CCBM's interests in the oil and natural gas leases in Wyoming and Montana. At December 31, 2003 and June 30, 2004, the outstanding principal balance of this note was $0.9 million and $0.3 million, respectively. In connection with our investment in Pinnacle, we received a reduction in the principal amount of the RMG note of approximately $1.5 million and relinquished the right to certain revenues related to the properties contributed to Pinnacle. During the second quarter of 2004, CCBM relinquished a portion of its interests in certain oil and natural gas leases and reduced the principal due on the note by $0.3 million.

Capital Leases

In December 2001, we entered into a capital lease agreement secured by certain production equipment in the amount of $0.2 million. The lease is payable in one payment of $11,323 and 35 monthly payments of $7,549 including interest at 8.6% per annum. In October 2002, we entered into a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $3,462 including interest at 6.4% per annum. In May 2003, we entered into a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $3,030 including interest at 5.5% per annum. In August 2003, we entered into a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $2,179 including interest at 6.0% per annum. We have the option to acquire the equipment at the conclusion of the lease for $1 under all of these leases. DD&A on the capital leases for the three months ended June 30, 2003 and 2004 amounted to $11,000 and $12,000, respectively. DD&A on the capital leases for the six months ended June 30, 2003 and 2004 amounted to $20,000 and $24,000, respectively, and accumulated DD&A on the leased equipment at December 31, 2003 and June 30, 2004 amounted to $76,000 and $100,000, respectively.

Senior Subordinated Notes and Related Securities

In December 1999, we consummated the sale of $22.0 million principal amount of 9% Senior Subordinated Notes due 2007 (the "Subordinated Notes") and $8.0 million of common stock and Warrants. We sold $17.6 million, $2.2 million, $0.8 million, $0.8 million and $0.8 million principal amount of Subordinated Notes; 2,909,092, 363,636, 121,212, 121,212 and 121,212 shares of our common stock and
2,208,152,  276,019, 92,006, 92,006 and 92,006 Warrants to CB Capital Investors,
L.P. (now known as J.P. Morgan Partners (23A SBIC), L.P.), Mellon Ventures, L.P., Paul B. Loyd, Jr., Steven A. Webster and Douglas A.P. Hamilton, respectively. The Subordinated Notes were sold at a discount of $0.7 million, which is being amortized over the life of the notes. Interest payments are due quarterly commencing on March 31, 2000. We may, until December 2004, elect, and historically have elected, to increase the amount of the Subordinated Notes for 60% of the interest which would otherwise be payable in cash. As a result, our cash obligation on the Subordinated Notes will increase significantly after December 2004. This increase is likely to reduce the amount available to us for borrowing under the Hibernia Facility. As of December 31, 2003 and June 30, 2004, the outstanding balance of the Subordinated Notes had been increased by $5.3 million and $6.0 million, respectively, for such interest paid in kind. Concurrently with the sale of the Subordinated Notes, we sold to the same purchasers 3,636,364 shares of our common stock at a price of $2.20 per share and warrants expiring in December 2007 to purchase up to 2,760,189 shares of our common stock at an exercise price of $2.20 per share. For accounting purposes, the warrants were valued at $0.25 each. During the six months ended June 30, 2004, Mellon Ventures, L.P., JPMorgan Partners (23A SBIC), Steven A. Webster and Douglas A. P. Hamilton exercised warrants to purchase 276,019, 2,208,152, 92,006 and 92,006 shares of common stock, respectively, on a cashless exercise basis for a total of 205,692, 1,684,949, 70,205 and 70,205 shares of common stock, respectively, and Paul B. Loyd, Jr., exercised warrants to purchase 92,006 shares for a total of 92,006 shares of common stock. As a result, no warrants to purchase shares remain outstanding from the warrants originally issued in December 1999.

On June 7, 2004, an unaffiliated third party (the "Purchaser") purchased all the outstanding Subordinated Notes from the original note holders. In exchange for a $0.4 million amendment fee, certain terms and conditions of the Subordinated Notes were amended, to provide for, among other things, (1) a one year extension of the maturity to December 15, 2008, (2) a one year extension, through December 15, 2005, of the paid-in-kind ("PIK") interest option to pay-in-kind 60% of the interest due each period by increasing the principal balance by a like amount (the "PIK option"), (3) an additional one year option to extend the PIK option through December 15, 2006 at an annual interest rate on the deferred amount of 10% and the payment of a one-time fee equal to 0.5% of the principal then outstanding, (4) an increase and extension on the prepayment premium on the Subordinated Notes, (5) a modification of a covenant regarding maximum quarterly leverage that our Total Debt will not exceed 3.5 times EBITDA (as such terms are defined in the securities purchase agreement) for the last 12 months at any time and (6) additional flexibility to obtain a separate project financing facility in the future. The amendment fee will be amortized over the remaining life of the Note.

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

Dividends on the Series B Preferred Stock were payable in either cash at a rate of 8% per annum or, at our option, by payment in kind of additional shares of the Series B Preferred Stock at a rate of 10% per annum. At December 31, 2003 and through the conversion dates, the outstanding balance of the Series B Preferred Stock had been increased by $1.2 million (11,987 shares) and $1.5 million (15,133 shares), respectively, for dividends paid in kind. In addition to the foregoing, if we had declared a cash dividend on our common stock, the holders of shares of Series B Preferred Stock were entitled to receive for each share of Series B Preferred Stock a cash dividend in the amount of the cash dividend that would have been received by a holder of the common stock into which such share of Series B Preferred Stock was convertible on the record date for such cash dividend. Unless all accrued dividends on the Series B Preferred Stock were paid and a sum sufficient for the payment thereof set apart, no distributions may be paid on any Junior Stock (which includes the common stock) (as defined in the Statement of Resolutions for the Series B Preferred Stock) and no redemption of any Junior Stock shall occur other than subject to certain exceptions.

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

Mellon Ventures, Inc., converted all of its Series B Preferred Stock (approximately 49,938 shares) into 876,099 shares of common stock on May 25, 2004. Steven A. Webster converted all of his Series B Preferred Stock (approximately 25,195 shares) into 442,025 shares of common stock on June 30, 2004. As a result, no shares of Series B Preferred Stock remain outstanding.

The 2002 Warrants have a five-year term and originally entitled the holders to purchase up to 252,632 shares of our common stock at a price of $5.94 per share, subject to adjustment, and are exercisable at any time after issuance. As of June 30, 2004, 84,210 of the 2002 Warrants remained outstanding. For accounting purposes, the 2002 Warrants are valued at $0.06 per 2002 Warrant.

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

Oil and Natural Gas Properties

We account for investments in natural gas and oil properties using the full-cost method of accounting. All costs directly associated with the acquisition, exploration and development of natural gas and oil properties are capitalized. These costs include lease acquisitions, seismic surveys, and drilling and completion equipment. We proportionally consolidate our interests in natural gas and oil properties. We capitalized compensation costs for employees working directly on exploration activities of $0.7 million and $0.9 million for the six months ended June 30, 2003 and 2004, respectively. We expense maintenance and repairs as they are incurred.

We amortize natural gas and oil properties based on the unit-of-production method using estimates of proved reserve quantities. We do not amortize investments in unproved properties until proved reserves associated with the projects can be determined or until these investments are impaired. We periodically evaluate, on a property-by-property basis, unevaluated properties for impairment. If the results of an assessment indicate that the properties are impaired, we add the amount of impairment to the proved natural gas and oil property costs to be amortized. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rate per Mcfe for the six months ended June 30, 2003 and 2004 was $1.50 and $1.80, respectively.

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

After discovering this computational error, the ceiling tests for all quarters since 1997 were recomputed and it was determined that no write-down of our oil and natural gas assets was necessary in any of the years from 1997 to 2003. Additionally, no write-down of our oil and natural gas assets was necessary for the six months ended June 30, 2004. However, based upon the oil and natural gas prices in effect on December 31, 2001, March 31, 2003 and September 30, 2003, the unamortized cost of oil and natural gas properties exceeded the cost center ceiling. As permitted by full cost accounting rules, improvements in pricing and/or the addition of proved reserves subsequent to those dates sufficiently increased the present value of our oil and natural gas assets and removed the necessity to record a write-down in these periods. Using the prices in effect and estimated proved reserves existing on December 31, 2001, March 31, 2003 and September 30, 2003, the after-tax write-down would have been approximately $6.3 million, $1.0 million, and $6.3 million, respectively, had we not taken into account these subsequent improvements. These improvements at September 30, 2003 included estimated proved reserves attributable to our Shady Side #1 well. Because of the volatility of oil and natural gas prices, no assurance can be given that we will not experience a write-down in future periods.

In connection with our June 30, 2004 ceiling test computation, a price sensitivity study also indicated that a 20% increase in commodity prices at June 30, 2004 would have increased the pre-tax present value of future net revenues ("NPV") by approximately $36.4 million. Conversely, a 20% decrease in commodity prices at June 30, 2004 would have reduced our NPV by approximately $36.3 million. This would have caused our unamortized cost of proved oil and natural gas properties to exceed the cost pool ceiling, resulting in an after-tax write-down of approximately $6.8 million. The aforementioned price sensitivity and NPV is as of June 30, 2004 and, accordingly, does not include any potential changes in reserves due to third quarter 2004 performance, such as commodity prices, reserve revisions and drilling results.

Under the full cost method of accounting, the depletion rate is the current period production as a percentage of the total proved reserves. Total proved reserves include both proved developed and proved undeveloped reserves. The depletion rate is applied to the net book value and estimated future development costs to calculate the depletion expense.

We have a significant amount of proved undeveloped reserves, which are primarily oil reserves. We had 44.9 Bcfe and, based on internal estimates, 55.1 Bcfe of proved undeveloped reserves, representing 64% and 64% of our total proved reserves at December 31, 2003 and June 30, 2004, respectively. As of December 31, 2003 and June 30, 2004, a large portion of these proved undeveloped reserves, or approximately 43.9 Bcfe, are attributable to our Camp Hill properties that we acquired in 1994. The estimated future development costs to develop our proved undeveloped reserves on our Camp Hill properties are relatively low, on a per Mcfe basis, when compared to the estimated future development costs to develop our proved undeveloped reserves on our other oil and natural gas properties. Furthermore, the average depletable life of our Camp Hill properties is considerably higher, or approximately 15 years, when compared to the depletable life of our remaining oil and natural gas properties of approximately 2.25 years. Accordingly, the combination of a relatively low ratio of future development costs and a relatively long depletable life on our Camp Hill properties has resulted in a relatively low overall historical depletion rate and DD&A expense. This has resulted in a capitalized cost basis associated with producing properties being depleted over a longer period than the associated production and revenue stream. It has also resulted in the build-up of nondepleted capitalized costs associated with properties that have been completely produced out.

We expect our relatively low historical depletion rate condition to continue until the high level of nonproducing reserves to total proved reserves is reduced and the average life of our proved developed reserves is extended through development drilling and/or the significant addition of new proved producing reserves through acquisition or exploration. If our level of total proved reserves and current prices were both to remain constant, this continued build-up of capitalized costs increases the probability of a ceiling test write-down.

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

Derivative Instruments and Hedging Activities

Upon entering into a derivative contract, we designate the derivative instruments as a hedge of the variability of cash flow to be received (cash flow hedge). Changes in the fair value of a cash flow hedge are recorded in other comprehensive income to the extent that the derivative is effective in offsetting changes in the fair value of the hedged item. Any ineffectiveness in the relationship between the cash flow hedge and the hedged item is recognized currently in income. Gains and losses accumulated in other comprehensive income associated with the cash flow hedge are recognized in earnings as oil and natural gas revenues when the forecasted transaction occurs. All of our derivative instruments at December 31, 2003 and June 30, 2004 were designated and effective as cash flow hedges.

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

Income Taxes

Under Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," deferred income taxes are recognized at each year end for the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts based on tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce the deferred tax asset to the amount expected to be realized.

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

Total oil hedged under swaps and collars during the three months ended June 30, 2003 and 2004 were 63,300 Bbls and 27,300 Bbls, respectively. Total natural gas hedged under swaps and collars during the three months ended June 30, 2003 and 2004 were 819,000

MMBtu and 1,001,000 MMBtu, respectively. Total oil hedged under swaps and collars during the six months ended June 30, 2003 and 2004 were 126,300 Bbls and 54,300 Bbls, respectively. Total natural gas hedged under swaps and collars during the six months ended June 30, 2003 and 2004 were 1,349,000 MMBtu and 1,727,000 MMBtu, respectively. The net losses realized by the Company under such hedging arrangements were $0.4 and $0.5 million for the three months ended June 30, 2003 and 2004, respectively, and are included in oil and natural gas revenues. The net losses realized by the Company under such hedging arrangements were $1.7 million and $0.4 million for six months ended June 30, 2003 and 2004, respectively, and are included in oil and natural gas revenues.

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

As of December 31, 2003 and June 30, 2004, $0.2 million and $0.5 million, net of tax of $0.1 million and $0.3 million, respectively, remained in accumulated other comprehensive income related to the valuation of our hedging positions.

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

Our natural gas derivative transactions are generally settled based upon the average of the reporting settlement prices on the NYMEX for the last three trading days of a particular contract month. Our oil derivative transactions are generally settled based on the average reporting settlement prices on the NYMEX for each trading day of a particular calendar month. For the month of June 2004, a $0.10 change in the price per Mcf of gas sold would have changed revenue by $49,000. A $0.70 change in the price per barrel of oil would have changed revenue by $18,000.

The table below summarizes our total natural gas production volumes subject to derivative transactions during the six months ended June 30, 2004 and the weighted average NYMEX reference price for those volumes.

       Natural Gas Swaps                               Natural Gas Collars
-----------------------------                    -----------------------------
Volumes (MMBtu)                                  Volumes (MMBtu)                    1,727,000
Average price ($/MMBtu)             $       -    Average price ($/MMBtu)
                                                     Floor                            $  4.33
                                                     Ceiling                          $  6.26

The table below summarizes our total crude oil production volumes subject to derivative transactions for the six months ended June 30, 2004 and the weighted average NYMEX reference price for those volumes.

      Crude Oil Swaps                                 Crude Oil Collars
-----------------------------                    -----------------------------
Volumes (Bbls)                         54,300    Volumes (Bbls)                             -
Average price ($/Bbls)              $   30.96    Average price ($/Bbls)
                                                     Floor                            $     -
                                                     Ceiling                          $     -

At June 30, 2003 and 2004 we had the following outstanding hedge positions:

                                           As of June 30, 2003
--------------------------------------------------------------------------------------------------
                              Contract Volumes
                         ---------------------------
                                                          Average       Average         Average
       Quarter               BBls           MMbtu       Fixed Price   Floor Price    Ceiling Price
----------------------   ------------   ------------   ------------   ------------   -------------
Third Quarter 2003                          276,000     $     4.70
Third Quarter 2003                          552,000                       $  3.40     $      5.25
Fourth Quarter 2003                         552,000                          3.40            5.25
Second Quarter 2004                         273,000                          4.00            5.20
Third Quarter 2004                          276,000                          4.00            5.20
Third Quarter 2004                           93,000                          4.00            5.20

                                           As of June 30, 2004
--------------------------------------------------------------------------------------------------
                              Contract Volumes
                         ---------------------------
                                                          Average       Average         Average
       Quarter               BBls           MMbtu       Fixed Price   Floor Price    Ceiling Price
----------------------   ------------   ------------   ------------   ------------   -------------
Third Quarter 2004           27,600                    $    37.42
Third Quarter 2004                        1,012,000                    $     4.52     $      6.24
Fourth Quarter 2004           9,300                         38.85
Fourth Quarter 2004                       1,197,000                          4.71            6.94
First Quarter 2005                          810,000                          5.09            8.00

Forward Looking Statements

The statements contained in all parts of this document, including, but not limited to, those relating to our schedule, targets, estimates or results of future drilling, including the number, timing and results of wells, budgeted wells, increases in wells, the timing and risk involved in drilling follow-up wells, expected working or net revenue interests, planned expenditures, prospects budgeted and other future capital expenditures, risk profile of oil and natural gas exploration, acquisition of 3-D seismic data (including number, timing and size of projects), planned evaluation of prospects, probability of prospects having oil and natural gas, expected production or reserves, increases in reserves, acreage, working capital requirements, hedging activities, the ability of expected sources of liquidity to implement our business strategy, future hiring, future exploration activity, production rates, potential drilling locations targeting coal seams, the outcome of legal challenges to new coalbed methane drilling permits in Montana, financing of the February 2004 acquisition costs in the Barnett Shale trend and the exploration and development expenditures in that trend, all and any other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe" and similar expression are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, the Company's dependence on its key personnel, factors that affect the Company's ability to manage its growth and achieve its business strategy, risks relating to, limited operating history, technological changes, significant capital requirements of the Company, the potential impact of government regulations, litigation, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks, availability of equipment, weather, availability of financing and other factors detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement and the Company undertakes no obligation to update or revise any forward looking statement.

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

                        ITEM 4 - CONTROLS AND PROCEDURES



In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Except as set forth below, there has been no change in our internal controls over financial reporting that occurred during the three months ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. Management has and is implementing procedures and controls to address the following deficiencies and enhance the reliability of our internal control procedures: (1) the presence of underlying errors in the tax basis utilized in our full cost ceiling test computations and certain disclosures and the lack of underlying detailed tax basis documentation which adversely impacted our ability to evaluate the appropriateness of the tax basis (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies -- Oil and Natural Gas Properties") and (2) the sufficiency of review applied to the financial statement close process and account reconciliation.

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

Item 2 - Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     In May 2004, Mellon Ventures converted all of its approximately 49,938 shares of Series B Preferred Stock into 876,099 shares of common stock. In June 2004, each of Messrs. Webster and Hamilton exercised all of his warrants to purchase 92,006 shares of common stock issued in 1999 on a cashless "net exercise" basis and received 70,205 shares of common stock. In June 2004, Mr. Loyd exercised all of his warrants to purchase 92,006 shares of common stock issued in 1999 and received 92,006 shares of common stock. In June 2004, Mr. Webster converted all of his approximately 25,195 shares of Series B Preferred Stock into 442,025 shares of common stock. All of these transactions were exempt from the registration requirements of the Securities Act of 1933, as amended, by virtue of Section 4(2) as a transaction not involving any public offering and the exercises of warrants on a cashless "net exercise" basis were also exempt by virtue of Section 3(a)(9).

Item 3 - Defaults Upon Senior Securities

         None

Item 4 - Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Carrizo Oil & Gas, Inc., held on May 21, 2004, there were represented by person or by proxy 17,441, 554 shares out of 18,392,386 entitled to vote as of the record date, constituting a quorum.

The matters submitted to a vote of shareholders were (1) the reelection of Steven A. Webster, Christopher C. Behrens, Bryan R. Martin, Douglas A. P. Hamilton, Paul B. Loyd, Jr., F. Gardner Parker, S. P. Johnson IV and Frank A. Wojtek and the election of Mr. Roger A. Ramsey as directors, (2) the approval of an amendment to the incentive plan to increase by 500,000 the number of shares of common stock available for issuance under the plan, replace automatic annual grants of options to nonemployee directors with discretionary awards of options or restricted stock, provide for additional stock option grants to the chairman and certain members of the nominating committee of the Board of Directors and make certain clarifications to other provisions of the plan and (3) the approval of the appointment of Ernst & Young LLP as Independent Public Accountants for the fiscal year ended December 31, 2004. With respect to the election of directors, the following number of votes were cast for the nominees: 15,691,839 for Mr. Webster and 1,749,715 withheld; 17,388,434 for Mr. Behrens and 53,120 withheld; 17,388,334 for Mr. Martin and 53,220 withheld; 17,433,034 for Mr. Hamilton and 8,520 withheld; 15,692,839 for Mr. Loyd and 1,748,715 withheld; 17,428,234 for Mr. Parker and 13,320 withheld; 17,387,334 for Mr. Johnson and 54,220 withheld; 17,310,473 for Mr. Wojtek and 131,081 withheld; and 17,377,634 for Mr. Ramsey and 63,920 withheld. There were no abstentions in the election of directors. With respect to the amendment to the incentive plan, 10,943,924 votes were cast for the amendment, 1,661,934 votes were against and 23,200 votes abstained. With respect to the appointment for Ernst & Young LLP as Independent Public Accountants, 16,566,220 votes were cast for the appointment and 6,720 votes were against, and 746,579 votes abstained.

Item 5 - Other Information

     Mr. Hamilton resigned as a director on July 6, 2004.

     Mr. Behrens resigned as a director on July 15, 2004.

Item 6 - Exhibits and Reports on Form 8-K

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

       +10.1   -- Amendment No. 4 to the Amended and Restated Incentive Plan
                  of the Company (incorporated herein by reference to Appendix B to the Company's Proxy Statement dated April 26, 2004).

       +10.2   -- First  Amendment  to  Securities  Purchase  Agreement  dated as of June 7, 2004 among  Carrizo Oil & Gas,  Inc., Steelhead
                  Investments Ltd.,  Douglas A.P.  Hamilton,  Paul B. Loyd, Jr.,
                  Steven A. Webster and Mellon Ventures, L.P.  (incorporated herein by reference to Exhibit 99.1 to the  Company's  Current
                  Report on Form 8-K filed on July 10, 2004).

       +10.3   -- Form of Amended and Restated 9% Senior Subordinated Note due
                  2008 (incorporated herein by reference to Exhibit 99.2 to the
                  Company's Current Report on Form 8-K filed on July 10, 2004).

       +10.4   -- Consent dated as of June 7, 2004 among Carrizo Oil & Gas,
                  Inc., CCBM, Inc. and Hibernia National Bank (incorporated
                  herein by reference to Exhibit 99.3 to the Company's Current
                  Report on Form 8-K filed on July 10, 2004).

       +10.5   -- First Amendment to Shareholders  Agreement dated as of April
                  21, 2004 among Carrizo Oil & Gas, Inc., J.P. Morgan Partners
                  (23A SBIC),  LLC,  Mellon  Ventures,  L.P.,  S.P.  Johnson IV,
                  Frank A. Wojtek and Steven A.  Webster (incorporated  herein by  reference to Exhibit 29 to the  Schedule  13D/A filed by
                  Paul B. Loyd,  Jr. on May 28, 2004).

       +10.6 --   First  Amendment to  Shareholders  Agreement  dated as of
                  April 21, 2004 among Carrizo Oil & Gas,  Inc.,  Mellon
                  Ventures,  L.P., S.P. Johnson IV, Frank A. Wojtek, Steven A.
                  Webster,  Douglas A.P. Hamilton,  Paul B. Loyd, Jr. and DAPHAM
                  Partnership, L.P. (incorporated herein by reference to Exhibit 30 to the Schedule 13D/A filed by Paul B. Loyd, Jr.
                  on May 28, 2004).

       +10.7   -- Second  Amendment to Shareholders  Agreement dated as of June
                  7, 2004 among Carrizo Oil & Gas, Inc., J.P. Morgan Partners
                  (23A SBIC),  LLC,  Mellon  Ventures,  L.P.,  S.P.  Johnson IV,
                  Frank A. Wojtek and Steven A.  Webster (incorporated  herein by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K filed on July 10, 2004).

       +10.8   -- Termination  Agreement  dated as of June 7, 2004 among Carrizo
                  Oil & Gas,  Inc.,  Mellon  Ventures,  L.P.,  S.P. Johnson IV,
                  Frank A. Wojtek and Steven A.  Webster  (incorporated  herein by  reference  to Exhibit 99.5 to the Company's Current Report on Form 8-K filed on July 10, 2004).

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

     Reports on Form 8-K


     The Company filed a Current Report on Form 8-K on April 30, 2004 announcing operating results for the quarter ended March 31, 2004 (information furnished not filed) and disclosing information regarding the Company's 2004 drilling schedule and 2004 budgeted capital expenditures, a Current Report on Form 8-K on May 20, 2004 announcing financial results for the quarter ended March 31, 2004 (information furnished not filed), and a Current Report on Form 8-K on June 10, 2004 announcing the purchase of the Company's outstanding 9% senior subordinated notes from the original holder by an unaffiliated third party, and related transactions.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Carrizo Oil & Gas, Inc.
                                           (Registrant)



Date:  August 16, 2004                     By:  /s/S. P. Johnson, IV
                                           -------------------------
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date:  August 16, 2004                     By:  /s/Paul F. Boling
                                           ----------------------
                                           Chief Financial Officer
                                           (Principal Financial and
                                           Accounting Officer)