Form 10-Q
period 2004-09-30
CARRIZO OIL & GAS INC
filed 2004-11-15
CIK 1040593

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2004
                                               ------------------


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

                                 YES [ ] NO [X]


The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of November 5, 2004, the latest practicable date, was 22,011,623.

                             CARRIZO OIL & GAS, INC.
                                    FORM 10-Q
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004
                                      INDEX



PART I.  FINANCIAL INFORMATION                                                                              PAGE

        Item 1.       Consolidated Balance Sheets (Unaudited)
                      -  As of December 31, 2003 and September 30, 2004                                       2

                      Consolidated Statements of Income (Unaudited)
                      -  For the three and nine month periods ended September 30, 2003 and 2004               3

                      Consolidated Statements of Cash Flows (Unaudited)
                      -  For the nine-month periods ended September 30, 2003 and 2004                         4

                      Notes to Consolidated Financial Statements                                              5

        Item 2.       Management's Discussion and Analysis of Financial Condition and Results
                      of Operations                                                                          16

        Item 3.       Quantitative and Qualitative Disclosure About
                      Market Risk                                                                            31

        Item 4.       Controls and Procedures                                                                32


PART II.  OTHER INFORMATION

        Items 1-6.                                                                                           33

SIGNATURES                                                                                                   35

                             CARRIZO OIL & GAS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                   (Unaudited)

                                      ASSETS                                  December 31,     September 30,
                                                                                  2003             2004
                                                                             --------------   --------------
                                                                                     (In thousands)
CURRENT ASSETS:
  Cash and cash equivalents                                                   $      3,322     $      3,542
  Accounts receivable, trade (net of allowance for doubtful accounts of
     none at December 31, 2003 and September 30, 2004, respectively)                 8,970           12,118
  Advances to operators                                                              1,877            1,453
  Deposits                                                                              56              156
  Other current assets                                                                 100            1,637
                                                                             --------------   --------------

        Total current assets                                                        14,325           18,906

PROPERTY AND EQUIPMENT, net (full-cost method of
     accounting for oil and natural gas properties)                                135,273          184,736
Investment in Pinnacle Gas Resources, Inc.                                           6,637            5,784
Deferred financing costs                                                               479            1,156
Other assets                                                                            89               61
                                                                             --------------   --------------
                                                                              $    156,803     $    210,643
                                                                             ==============   ==============

                             LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable, trade                                                     $     19,515     $     22,549
  Accrued liabilities                                                                1,057            6,039
  Advances for joint operations                                                      3,430            1,990
  Current maturities of long-term debt                                               1,037              305
  Current maturities of seismic obligation payable                                   1,103                -
                                                                             --------------   --------------

        Total current liabilities                                                   26,142           30,883

LONG-TERM DEBT                                                                      34,113           47,228
ASSET RETIREMENT OBLIGATION                                                            883            1,086
DEFERRED INCOME TAXES                                                               12,479           16,365
COMMITMENTS AND CONTINGENCIES (Note 7)
CONVERTIBLE PARTICIPATING PREFERRED STOCK (10,000,000 shares of preferred stock authorized, of which 150,000 are shares designated as convertible participating shares, with 71,987 and zero convertible participating shares issued and outstanding at December 31, 2003 and
  September 30, 2004, respectively) (Note 8)                                         7,114                -

SHAREHOLDERS' EQUITY:
  Warrants (3,262,821 and 334,210 outstanding at December 31,
    2003 and September 30, 2004, respectively)                                         780               80
  Common stock, par value $0.01 (40,000,000 shares authorized with
    14,591,348 and 21,974,121 issued and outstanding at December 31,
    2003 and September 30, 2004, respectively)                                         146              220
  Additional paid in capital                                                        65,103           98,406
  Retained earnings                                                                 10,229           17,591
  Accumulated other comprehensive loss                                                (186)          (1,216)
                                                                             --------------   --------------
                                                                                    76,072          115,081
                                                                             --------------   --------------
                                                                              $    156,803     $    210,643
                                                                             ==============   ==============

                   The accompanying notes are an integral part of these consolidated financial statements.

                             CARRIZO OIL & GAS, INC.

                        CONSOLIDATED STATEMENTS OF INCOME

                                   (Unaudited)

                                                                          For the Three                 For the Nine
                                                                           Months Ended                  Months Ended
                                                                          September 30,                 September 30,
                                                                   ---------------------------   ---------------------------
                                                                       2003           2004           2003           2004
                                                                   ------------   ------------   ------------   ------------
                                                                            (In thousands except per share amounts)

OIL AND NATURAL GAS REVENUES                                        $   10,123     $   12,274     $   29,615     $   35,107

COSTS AND EXPENSES:
   Oil and natural gas operating expenses
     (exclusive of depreciation shown separately below)                  1,587          2,126          5,071          5,849
   Depreciation, depletion and amortization                              3,086          3,709          8,727         10,562
   General and administrative                                            1,624          1,296          4,274          5,075
   Accretion expense related to asset retirement obligations                11              8             29             21
   Stock option compensation (benefit)                                     296           (139)           319            617
                                                                   ------------   ------------   ------------   ------------

Total costs and expenses                                                 6,604          7,000         18,420         22,124
                                                                   ------------   ------------   ------------   ------------

OPERATING INCOME                                                         3,519          5,274         11,195         12,983
OTHER INCOME AND EXPENSES:
   Other income and expenses                                              (185)           269           (163)          (315)
   Interest income                                                          13             22             50             45
   Interest expense                                                       (103)          (865)          (419)        (1,195)
   Interest expense, related parties                                      (599)             -         (1,773)        (1,079)
   Capitalized interest                                                    696            769          2,176          2,092
                                                                   ------------   ------------   ------------   ------------

INCOME BEFORE INCOME TAXES                                               3,341          5,469         11,066         12,531
INCOME TAXES (Note 6)                                                    1,259          2,079          4,053          4,820
                                                                   ------------   ------------   ------------   ------------

NET INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                                        2,082          3,390          7,013          7,711
DIVIDENDS AND ACCRETION ON PREFERRED STOCK                                 190              -            552            350
                                                                   ------------   ------------   ------------   ------------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS
   BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE                                               1,892          3,390          6,461          7,361
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
     NET OF INCOME TAXES                                                     -              -            128              -
                                                                   ------------   ------------   ------------   ------------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                         $    1,892     $    3,390     $    6,333     $    7,361
                                                                   ============   ============   ============   ============

BASIC EARNINGS PER COMMON SHARE BEFORE CUMULATIVE
  EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                          $     0.13     $     0.15     $     0.46     $     0.38
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
    PRINCIPLE, NET OF INCOME TAXES                                           -              -          (0.01)             -
                                                                   ------------   ------------   ------------   ------------

BASIC EARNINGS PER COMMON SHARE                                     $     0.13     $     0.15     $     0.45     $     0.38
                                                                   ============   ============   ============   ============

DILUTED EARNINGS PER COMMON SHARE BEFORE CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                         $     0.11     $     0.15     $     0.39     $     0.34
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE, NET OF INCOME TAXES                                            -              -          (0.01)             -
                                                                   ------------   ------------   ------------   ------------
DILUTED EARNINGS PER COMMON SHARE                                   $     0.11     $     0.15     $     0.38     $     0.34
                                                                   ============   ============   ============   ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                             CARRIZO OIL & GAS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                      For the Nine
                                                                                      Months Ended
                                                                                      September 30,
                                                                               ---------------------------
                                                                                   2003           2004
                                                                               ------------   ------------
                                                                                     (In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income before cumulative effect of change in accounting principle        $    7,013     $    7,711
   Adjustment to reconcile net income to net
     cash provided by operating activities-
     Depreciation, depletion and amortization                                        8,727         10,562
     Discount accretion                                                                 93            213
     Stock option compensation (benefit)                                               319            617
     Equity in loss of Pinnacle Gas Resources, Inc.                                    177            853
     Deferred income taxes                                                           3,918          4,652
   Changes in assets and liabilities-
     Accounts receivable                                                              (436)        (3,148)
     Other assets                                                                      326         (1,925)
     Accounts payable                                                                1,682           (889)
     Other liabilities                                                                 627            (88)
                                                                               ------------   ------------
       Net cash provided by operating activities                                    22,446         18,558
                                                                               ------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                            (19,305)       (58,954)
   Change in capital expenditure accrual                                             1,864          5,688
   Advances to operators                                                            (2,196)           424
   Advances for joint operations                                                     1,672         (1,440)
                                                                               ------------   ------------
       Net cash used in investing activities                                       (17,965)       (54,282)
                                                                               ------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from the sale of common stock                                          599         24,448
   Advances under the borrowing base facility                                            -         19,000
   Debt repayments                                                                  (5,397)        (7,504)
                                                                               ------------   ------------
       Net cash provided by (used in) financing activities                          (4,798)        35,944
                                                                               ------------   ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  (317)           220

CASH AND CASH EQUIVALENTS, beginning of period                                       4,743          3,322
                                                                               ------------   ------------

CASH AND CASH EQUIVALENTS, end of period                                        $    4,426     $    3,542
                                                                               ============   ============

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest (net of amounts capitalized)                          $        -     $      182
                                                                               ============   ============

   Cash paid for income taxes                                                   $        -     $        -
                                                                               ============   ============

                   The accompanying notes are an integral part
                  of these consolidated financial statements.

                             CARRIZO OIL & GAS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)


1.       ACCOUNTING POLICIES:

The consolidated financial statements included herein have been prepared by Carrizo Oil & Gas, Inc. (the Company), and are unaudited. The financial statements reflect the accounts of the Company and its subsidiary after elimination of all significant intercompany transactions and balances. The financial statements reflect necessary adjustments, all of which were of a recurring nature, and are in the opinion of management necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with u.s. generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company believes that the disclosures presented are adequate to allow the information presented not to be misleading. The financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

2.       MAJOR CUSTOMERS:

The Company sold oil and natural gas production representing more than 10% of its oil and natural gas revenues as follows:

                                         For the Three Months      For the Nine Months
                                          Ended September 30,      Ended September 30,
                                       -----------------------   -----------------------
                                          2003         2004         2003         2004
                                       ----------   ----------   ----------   ----------
Cokinos Natural Gas Company                   11%          16%          15%          21%
Gulfmark Energy, Inc.                         15%           -           17%           -
WMJ Investments Corp.                         12%          11%          14%          13%
Texon L.P.                                     -           10%           -           16%
Brigham                                       19%           -            -            -
Reichmann Petroleum                            -           10%           -            -

3.       EARNINGS PER COMMON SHARE:

Supplemental earnings per share information is provided below:

                                                                       For the Three Months Ended September 30,
                                                  ----------------------------------------------------------------------------------
                                                                       (In thousands except share and per share amounts)
                                                            Income                      Shares                 Per-Share Amount
                                                  --------------------------  --------------------------  --------------------------
                                                      2003          2004          2003          2004           2003          2004
                                                  ------------  ------------  ------------  ------------  ------------  ------------
Basic Earnings per Common  Share
  Net income available to common shareholders      $    1,892    $    3,390    14,264,639    21,909,855    $     0.13    $     0.15
                                                                                                          ============  ============
Dilutive effect of Stock Options, Warrants and
   Preferred Stock conversions                              -             -     2,625,991     1,094,227
                                                  ------------  ------------  ------------  ------------
Diluted Earnings per Common Share
  Net income available to common shareholders
   plus assumed conversions                        $    1,892    $    3,390    16,890,630    23,004,082    $     0.11    $     0.15
                                                  ============  ============  ============  ============  ============  ============

                                                                       For the Nine Months Ended September 30,
                                                  ----------------------------------------------------------------------------------
                                                                       (In thousands except share and per share amounts)
                                                            Income                      Shares                 Per-Share Amount
                                                  --------------------------  --------------------------  --------------------------
                                                      2003          2004          2003          2004           2003          2004
                                                  ------------  ------------  ------------  ------------  ------------  ------------
Basic Earnings per Common  Share
  Net income available to common shareholders
   before cumulative effect of change
   in accounting principle                         $    6,461    $    7,361    14,224,893    19,255,156    $     0.46    $     0.38
                                                                                                          ============  ============
Dilutive effect of Stock Options, Warrants and
   Preferred Stock conversions                              -             -     2,349,345     2,291,173
                                                  ------------  ------------  ------------  ------------
Diluted Earnings per Common Share
  Net income available to common shareholders
   plus assumed conversions before cumulative
   effect of change in accounting principle        $    6,461    $    7,361    16,574,238    21,546,329    $     0.39    $     0.34
                                                  ============  ============  ============  ============  ============  ============

                                                                       For the Nine Months Ended September 30,
                                                  ----------------------------------------------------------------------------------
                                                                       (In thousands except share and per share amounts)
                                                            Income                      Shares                 Per-Share Amount
                                                  --------------------------  --------------------------  --------------------------
                                                      2003          2004          2003          2004           2003          2004
                                                  ------------  ------------  ------------  ------------  ------------  ------------
Cumulative effect of change
   in accounting principle, net of income taxes    $     (128)   $        -    14,224,893    19,255,156    $    (0.01)   $        -
                                                                                                          ============  ============
Basic Earnings per Common Share
   Net loss available to common shareholders                -             -     2,349,345     2,291,173
                                                  ------------  ------------  ------------  ------------
Dilutive effect of Stock Options, Warrants and
   Preferred Stock conversions

Diluted Earnings per Common Share
  Net loss available to common shareholders
   plus assumed conversions                        $     (128)   $        -    16,574,238    21,546,329    $    (0.01)    $       -
                                                  ============  ============  ============  ============  ============  ============

                                                                       For the Nine Months Ended September 30,
                                                  ----------------------------------------------------------------------------------
                                                                       (In thousands except share and per share amounts)
                                                            Income                      Shares                 Per-Share Amount
                                                  --------------------------  --------------------------  --------------------------
                                                      2003          2004          2003          2004           2003          2004
                                                  ------------  ------------  ------------  ------------  ------------  ------------
Basic Earnings per Common  Share
  Net income available to common shareholders      $    6,333    $    7,361    14,224,893    19,255,156    $     0.45    $     0.38
                                                                                                          ============  ============
Dilutive effect of Stock Options, Warrants and
   Preferred Stock conversions                              -             -     2,349,345     2,291,173
                                                  ------------  ------------  ------------  ------------
Diluted Earnings per Common Share
  Net income available to common shareholders
   plus assumed conversions                        $    6,333    $    7,361    16,574,238    21,546,329    $     0.38    $     0.34
                                                  ============  ============  ============  ============  ============  ============

Basic earnings per common share is based on the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per common share is based on the weighted average number of common shares and all dilutive potential common shares outstanding during the periods. The Company had outstanding 57,000 and 30,000 stock options, during the three months ended September 30, 2003 and 2004, respectively, which were antidilutive and were not included in the calculation because the exercise price of these instruments exceeded the underlying market value of the options and warrants. The Company had outstanding 129,000 and 30,000 stock options and 252,632 and zero warrants during the nine months ended September 30, 2003 and 2004, respectively, which were antidilutive because the exercise price of these instruments exceeded the underlying market value of the options and warrants. At September 30, 2003 and 2004, the Company also had 1,202,791 and zero shares, respectively, based on the assumed conversion of the Series B Convertible Participating Preferred Stock, that were antidilutive and were not included in the calculation. The shares of Series B Convertible Participating Preferred Stock were antidilutive and were not included in the calculation for the periods ended September 30, 2003 and 2004.

During the fourth quarter of 2004, the Company discovered an arithmetical error in the calculation of the dilutive effect of stock options and warrants for the second quarter of 2004. Net income of $1.985 million and $3.971 million for the three and six months ended June 30, 2004, respectively, were correct as previously reported. The following table shows the previously reported share and per-share amounts, the corrected amounts and the effect of the correction:

                                                                 For the Three Months Ended June 30, 2004
                                      ----------------------------------------------------------------------------------------------
                                                           Shares                                    Per-Share Amount
                                      ----------------------------------------------  ----------------------------------------------
                                      As Previously         As                         As Previously       As
                                         Reported        Corrected        Change         Reported       Corrected         Change
                                      --------------  --------------  --------------  --------------  --------------  --------------
Basic Earnings per Common Share
Net Income                               19,213,010      19,213,010               -    $       0.10    $       0.10    $          -
   Dilutive effect of Stock Options,
     Warrants and Preferred
     Stock conversion                     1,080,091       2,745,637       1,665,546               -           (0.01)          (0.01)
                                      --------------  --------------  --------------  --------------  --------------  --------------
Diluted Earnings per Common Share
   Net Income available to common
     shareholders plus
     assumed conversions                 20,293,101      21,958,647       1,665,546    $       0.10    $       0.09    $      (0.01)
                                      ==============  ==============  ==============  ==============  ==============  ==============

                                                                  For the Six Months Ended June 30, 2004
                                      ----------------------------------------------------------------------------------------------
                                                           Shares                                    Per-Share Amount
                                      ----------------------------------------------  ----------------------------------------------
                                      As Previously         As                         As Previously       As
                                         Reported        Corrected        Change         Reported       Corrected         Change
                                      --------------  --------------  --------------  --------------  --------------  --------------
Basic Earnings per Common Share
Net Income                               17,913,220      17,913,220               -    $       0.22    $       0.22    $          -
   Dilutive effect of Stock Options,
     Warrants and Preferred
     Stock conversion                     1,001,630       2,888,989       1,887,359           (0.01)          (0.03)          (0.02)
                                      --------------  --------------  --------------  --------------  --------------  --------------
Diluted Earnings per Common Share
   Net Income available to common
     shareholders plus
     assumed conversions                 18,914,850      20,802,209       1,887,359    $       0.21    $       0.19    $      (0.02)
                                      ==============  ==============  ==============  ==============  ==============  ==============

4.       LONG-TERM DEBT:

At December 31, 2003 and September 30, 2004, long-term debt consisted of the following:

                                                  December 31,    September 30,
                                                       2003           2004
                                                  -------------   -------------
                                                          (in thousands)
Credit Facility                                    $     7,000     $    19,000
Senior subordinated notes                                    -          28,178
Senior subordinated notes, related parties              26,992               -
Capital lease obligations                                  295             161
Non-recourse note payable to
   Rocky Mountain Gas, Inc.                                863             194
                                                  -------------   -------------

                                                        35,150          47,533
Less:  current maturities                               (1,037)           (305)
                                                  -------------   -------------

                                                   $    34,113     $    47,228
                                                  =============   =============

Credit Facility

On September 30, 2004, the Company entered into a Second Amended and Restated Credit Agreement with Hibernia National Bank and Union Bank of California, N.A. (the "Credit Facility"), which matures on September 30, 2007. The Credit
Facility amended, restated and extended the Company's prior credit facility (such prior facility herein referred to as the "Prior Credit Facility"). The Credit Facility provides for (1) a revolving line of credit of up to the lesser of the Facility A Borrowing Base and $75.0 million and (2) a term loan facility of up to the lesser of the Facility B Borrowing Base and $25.0 million. It is secured by substantially all of the Company's assets and is guaranteed by the Company's subsidiary.

The Facility A Borrowing Bases will be determined by the lenders at least semi-annually on each November 1 and May 1. The initial Facility A Borrowing
Base is $28.0 million. The initial Facility B Borrowing Base is $0.00 and is subject to determination by the lenders in their sole discretion. The Company and the lenders may each request one unscheduled borrowing base determination subsequent to each scheduled determination. The Facility A Borrowing Base will at all times equal the Facility A Borrowing Base most recently determined by the lenders, less quarterly borrowing base reductions required subsequent to such determination. The lenders will reset the Facility A Borrowing Base amount at each scheduled and each unscheduled borrowing base determination date.

If the outstanding principal balance of the revolving loans under the Credit Facility exceeds the Facility A Borrowing Base at any time (including, without limitation, due to a quarterly borrowing base reduction (as described above)), the Company has the option within 30 days to take any of the following actions, either individually or in combination: make a lump sum payment curing the deficiency, pledge additional collateral sufficient in the lenders' opinion to increase the Facility A Borrowing Base and cure the deficiency or begin making equal monthly principal payments that will cure the deficiency within the ensuing six-month period. Those payments would be in addition to any payments that may come due as a result of the quarterly borrowing base reductions. Otherwise, any unpaid principal or interest will be due at maturity.

For each revolving loan, the interest rate will be, at the Company's option, (1) the Eurodollar Rate, plus an applicable margin equal to 2.375% if the amount borrowed is greater than or equal to 90% of the Facility A Borrowing Base, 2.0% if the amount borrowed is less than 90%, but greater than or equal to 50% of the Facility A Borrowing Base, or 1.625% if the amount borrowed is less than 50% of the Facility A Borrowing Base; or (2) the Base Rate, plus an applicable margin of 0.375% if the amount borrowed is greater than or equal to 90% of the Facility A Borrowing Base. The interest rate on each term loan will be, at the Company's option, (1) the Eurodollar Rate, plus an applicable margin to be determined by the lenders; or (2) the Base Rate, plus an applicable margin to be determined by the lenders. Interest on Eurodollar Loans is payable on either the last day of each Eurodollar option period or monthly, whichever is earlier. Interest on Base Rate Loans is payable monthly.

The Company is subject to certain covenants under the terms of the Credit Facility, including, but not limited to the maintenance of the following financial covenants: (1) a minimum current ratio of 1.0 to 1.0 (including availability under the borrowing base), (2) a minimum quarterly debt services coverage of 1.25 times, (3) a minimum shareholders' equity equal to $100.0 million, plus 100% of all subsequent common and preferred equity contributed by shareholders' subsequent to June 30, 2004, plus 50% of all positive earnings occurring subsequent to June 30, 2004, plus, 180 days after issuance of any second-lien subordinated debt with another lender ("the Secured Subordinated Debt"), an amount equal to the difference, if positive, of (A) 50% of the net proceeds from the issuance less (B) 100% of all common and preferred equity contributed by shareholders from September 30, 2004 to the date of the issuance of any Secured Subordinated Debt, and (4) a maximum total recourse debt to EBITDA ratio (as defined in the Credit Facility) of not more than 3.0 to 1.0. The Credit Facility also places restrictions on additional indebtedness, dividends to shareholders, liens, investments, mergers, acquisitions, asset dispositions, asset pledges and mortgages, change of control, repurchase or redemption for cash of the Company's common stock, speculative commodity transactions and other matters.

At December 31, 2003, amounts outstanding under the Prior Credit Facility totaled $7.0 million with an additional $12.0 million available for future borrowings. At September 30, 2004, amounts outstanding under the Credit Facility totaled $19.0 million, with an additional $9.0 million available for future borrowings. At December 31, 2003, no letters of credit were issued and outstanding under the Prior Credit Facility. At September 30, 2004, no letters of credit were issued and outstanding under the Credit Facility. Subsequently, the amount outstanding was reduced to $13.0 million on November 2, 2004, following the Company's new debt financing ("Senior Secured Notes") on October 29, 2004 (see Note 12 and Subsequent Event for further discussion).

Rocky Mountain Gas, Inc. Note

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

Capital Leases

In December 2001, the Company entered into a capital lease agreement secured by certain production equipment in the amount of $0.2 million. The lease is payable in one payment of $11,323 and 35 monthly payments of $7,549 including interest at 8.6% per annum. In October 2002, the Company entered into a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $3,462 including interest at 6.4% per annum. In May 2003, the Company entered into a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $3,030 including interest at 5.5% per annum. In August 2003, the Company entered into a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $2,179 including interest at 6.0% per annum. The Company has the option to acquire the equipment at the conclusion of the lease for $1 under all of these leases. DD&A on the capital leases for the three months ended September 30, 2003 and 2004 amounted to $14,000 and $11,000, respectively. DD&A on the capital leases for the nine months ended September 30, 2003 and 2004 amounted to $35,000 and $34,000, respectively, and accumulated DD&A on the leased equipment at December 31, 2003 and September 30, 2004 amounted to $76,000 and $111,000, respectively.

Senior Subordinated Notes and Related Securities

In December 1999, the Company consummated the sale of $22.0 million principal amount of 9% Senior Subordinated Notes due 2007 (the "Subordinated Notes") and $8.0 million of common stock and warrants. The Company sold $17.6 million, $2.2 million, $0.8 million, $0.8 million and $0.8 million principal amount of Subordinated Notes; 2,909,092, 363,636, 121,212, 121,212 and 121,212 shares of the Company's  common stock and 2,208,152,  276,019,  92,006,  92,006 and 92,006 warrants to CB Capital  Investors,  L.P.  (now known as JPMorgan  Partners  (23A
SBIC), L.P.), Mellon Ventures, L.P., Paul B. Loyd, Jr., Steven A. Webster and Douglas A.P. Hamilton, respectively. The Subordinated Notes were sold at a discount of $0.7 million, which is being amortized over the life of the notes. Interest payments are due quarterly commencing on March 31, 2000. The Company may elect, until December 2004, to increase the amount of the Subordinated Notes for 60% of the interest which would otherwise be payable in cash. As of December 31, 2003 and September 30, 2004, the outstanding balance of the Subordinated Notes had been increased by $5.3 million and $6.4 million respectively, for such interest paid in kind. During the nine months ended September 30, 2004, Mellon Ventures, L.P., JPMorgan Partners (23A SBIC), Steven A. Webster and Douglas A.
P. Hamilton exercised warrants to purchase 276,019, 2,208,152, 92,006 and 92,006 shares of common stock, respectively, on a cashless exercise basis for a total of 205,692, 1,684,949, 70,205 and 70,205 shares of common stock, respectively, and Paul B. Loyd, Jr., exercised warrants to purchase 92,006 shares for a total of 92,006 shares of common stock. As a result, no warrants to purchase shares remain outstanding from the warrants originally issued in December 1999.

On June 7, 2004, an unaffiliated third party (the "Subordinated Notes Purchaser") purchased all the outstanding Subordinated Notes from the original note holders. In exchange for a $0.4 million amendment fee, certain terms and conditions of the Subordinated Notes were amended, to provide for, among other things, (1) a one year extension of the maturity to December 15, 2008, (2) a one year extension, through December 15, 2005, of the paid-in-kind ("PIK") interest option to pay-in-kind 60% of the interest due each period by increasing the principal balance by a like amount (the "PIK option"), (3) an additional one year option to extend the PIK option through December 15, 2006 at an annual interest rate on the deferred amount of 10% and the payment of a one-time fee equal to 0.5% of the principal then outstanding and (4) additional flexibility to obtain a separate project financing facility in the future. The amendment fee will be amortized over the remaining life of the Subordinated Notes.

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

At September 30, 2004, the Company was in compliance with all of its debt covenants, except for the minimum current ratio covenant in the Credit Facility which was approximately $0.2 million below the minimum requirement. Shortly thereafter, this condition was cured on October 29, 2004 by the issuance of the Senior Secured Notes. On November 10, 2004, the lenders under the Credit Facility agreed in a letter to the Company to waive the short period of noncompliance with this covenant.

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

Prior to and in connection with its contribution of assets to Pinnacle, CCBM paid RMG approximately $1.8 million in cash as part of its outstanding purchase obligation on the coalbed methane property interests CCBM previously acquired from RMG. As of June 30, 2003, approximately $1.1 million of the remaining balance of CCBM's obligation to RMG is scheduled to be paid in monthly installments of approximately $52,805 through November 2004 and a balloon payment on December 31, 2004. As of September 30, 2004, the remaining balance on this obligation was approximately $0.2 million. The RMG note is secured solely by CCBM's interests in the remaining oil and natural gas leases in Wyoming and Montana. In connection with the Company's investment in Pinnacle, the Company received a reduction in the principal amount of the RMG note of approximately $1.5 million and relinquished the right to receive certain revenues related to the properties contributed to Pinnacle.

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

The reclassification of investments in contributed properties resulting from the transaction with Pinnacle are reflected in accordance with the full cost method of accounting in the Company's balance sheet as of December 31, 2003 and September 30, 2004.

6.       INCOME TAXES:

The Company provided deferred income taxes at the rate of 35%, which also approximates its statutory rate, that amounted to $1.2 million and $2.0 million for the three months ended September 30, 2003 and 2004, respectively, and $3.9 million and $4.7 million for the nine months ended September 30, 2003 and 2004, respectively.

7.       COMMITMENTS AND CONTINGENCIES:

>From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial position of the Company.

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

8.       CONVERTIBLE PARTICIPATING PREFERRED STOCK:

In February 2002, the Company consummated the sale of 60,000 shares of Convertible Participating Series B Preferred Stock (the "Series B Preferred Stock") and warrants to purchase 252,632 shares of common stock for an aggregate purchase price of $6.0 million. The Company sold 40,000 and 20,000 shares of Series B Preferred Stock and 168,422 and 84,210 warrants to Mellon Ventures, Inc. and Steven A. Webster, respectively. The Series B Preferred Stock was convertible into common stock by the investors at a conversion price of $5.70 per share, subject to adjustments, and was initially convertible into 1,052,632 shares of common stock. Dividends on the Series B Preferred Stock were payable in either cash at a rate of 8% per annum or, at the Company's option, by payment in kind of additional shares of the same series of preferred stock at a rate of 10% per annum. At December 31, 2003 and through the conversion dates specified below, the outstanding balance of the Series B Preferred Stock has been increased by $1.2 million (11,987 shares) and $1.5 million (15,133 shares), respectively, for dividends paid in kind. The Series B Preferred Stock was redeemable at varying prices in whole or in part at the holders' option after three years or at the Company's option at any time. The Series B Preferred Stock also participated in any dividends declared on the common stock. Holders of the Series B Preferred Stock would have received a liquidation preference upon the liquidation of, or certain mergers or sales of substantially all assets involving, the Company. Such holders also had the option of receiving a change of control repayment price upon certain deemed change of control transactions. Mellon Ventures, Inc. converted all of its Series B Preferred Stock (approximately 49,938 shares) into 876,099 shares of common stock on May 25, 2004. Steven A. Webster converted all of his Series B Preferred Stock (approximately 25,195 shares) into 442,025 shares of common stock on June 30, 2004. As a result, no shares of Series B Preferred Stock remain outstanding. The warrants have a five-year term and entitle the holders to purchase up to 252,632 shares of Carrizo's common stock at a price of $5.94 per share, subject to adjustments, and are exercisable at any time after issuance. The warrants may be exercised on a cashless exercise basis. During the six months ended June 30, 2004, Mellon Ventures, Inc. exercised all of its 168,422 warrants on a cashless exercise basis for a total of 36,570 shares of common stock.

Net proceeds of the sale of the Series B Preferred Stock were approximately $5.8 million and were used primarily to fund the Company's ongoing exploration and development program and general corporate purposes.

9.       SHAREHOLDERS' EQUITY:

In the first quarter of 2004, the Company completed the public offering of 6,485,000 shares of common stock at $7.00 per share. The offering included 3,655,500 newly issued shares offered by the Company and 2,829,500 shares offered by certain existing shareholders. The Company did not receive any proceeds from the shares sold by the selling shareholders. The Company expects to use the net proceeds from this offering to accelerate its drilling program and to retain larger interests in portions of its drilling prospects that the Company otherwise would sell down or for which the Company would seek joint partners and for general corporate purposes. In the meantime, the Company used a portion of the net proceeds to repay the $7 million outstanding principal amount under our revolving credit facility and to complete an $8.2 million Barnett Shale acquisition on February 27, 2004.

The Company issued 208,168 and 7,382,773 shares of common stock during the nine months ended September 30, 2003 and 2004, respectively. The shares issued during the nine months ended September 30, 2003 were the result of the exercise of options granted under the Company's Incentive Plan. The shares issued during the nine months ended September 30, 2004 consisted of 3,655,500 shares issued through the public offering, 2,159,627 shares issued through the exercise of warrants, 1,318,124 shares issued through the conversion of Series B Preferred Stock and the balance issued through the exercise of options granted under the Company's Incentive Plan.

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

                                                                For the Three Months Ended
                                                                       September 30,
                                                                ---------------------------
                                                                    2003            2004
                                                                ------------   ------------
                                                                   (In thousands except
                                                                    per share amounts)
Net income available to common
  shareholders, as reported                                      $    1,892     $    3,390

Less:  Total stock-based employee
  compensation expense determined under
  fair value method for all awards, net of
  related tax effects                                                  (132)          (145)
                                                                ------------   ------------

Pro forma net income available
  to common shareholders                                         $    1,760     $    3,245
                                                                ============   ============

Net income per common share, as reported:
  Basic                                                          $     0.13     $     0.15
  Diluted                                                              0.11           0.15

Pro Forma net income per common share, as if the fair
   value method had been applied to all awards:
  Basic                                                          $     0.12     $     0.15
  Diluted                                                              0.10           0.14

                                                                 For the Nine Months Ended
                                                                       September 30,
                                                                ---------------------------
                                                                    2003            2004
                                                                ------------   ------------
                                                                   (In thousands except
                                                                    per share amounts)
Net income available to common
  shareholders, as reported                                      $    6,333     $    7,361

Less:  Total stock-based employee
  compensation expense determined under
  fair value method for all awards, net of
  related tax effects                                                  (397)          (658)
                                                                ------------   ------------

Pro forma net income available
  to common shareholders                                         $    5,936     $    6,703
                                                                ============   ============

Net income per common share, as reported:
  Basic                                                          $     0.45     $     0.38
  Diluted                                                              0.38           0.34

Pro Forma net income per common share, as if the fair
   value method had been applied to all awards:
  Basic                                                          $     0.42     $     0.35
  Diluted                                                              0.36           0.31

Diluted earnings per share amounts for the three months ended September 30, 2003 and 2004 are based upon 16,890,630 and 23,004,082 shares, respectively, that include the dilutive effect of assumed stock option and warrant conversions of 2,625,991 and 1,094,227 shares, respectively. Diluted earnings per share amounts for the nine months ended September 30, 2003 and 2004 are based upon 16,574,238 and 21,546,329 shares, respectively, that include the dilutive effect of assumed stock option and warrant conversions of 2,349,345 and 2,291,173 shares, respectively.

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

As of December 31, 2003 and September 30, 2004, $0.2 million and $1.2 million, net of tax of $0.1 million and $0.7 million, respectively, remained in accumulated other comprehensive income related to the valuation of the Company's hedging positions.

Total oil hedged under swaps and collars during the three months ended September 30, 2003 and 2004 were 24,400 Bbls and 30,600 Bbls, respectively. Total natural gas hedged under swaps and collars during the three months ended September 30, 2003 and 2004 were 828,000 MMBtu and 1,012,000 MMBtu, respectively. Total oil hedged under swaps and collars during the nine months ended September 30, 2003 and 2004 were 150,700 Bbls and 84,900 Bbls, respectively. Total natural gas hedged under swaps and collars during the nine months ended September 30, 2003 and 2004 were 2,187,000 MMBtu and 2,739,000 MMBtu, respectively. The net losses realized by the Company under such hedging arrangements were $0.1 million and
$0.3 million for the three months ended September 30, 2003 and 2004, respectively, and are included in oil and natural gas revenues. The net losses realized by the Company under such hedging arrangements were $1.8 million and $0.7 million for nine months ended September 30, 2003 and 2004, respectively, and are included in oil and natural gas revenues.

At September 30, 2003 and 2004 the Company had the following outstanding hedge positions:

                                    As of September 30, 2003
--------------------------------------------------------------------------------------------------
                                Contract Volumes
                          ---------------------------
                                                           Average       Average        Average
         Quarter              BBls           MMbtu       Fixed Price   Floor Price   Ceiling Price
-----------------------   ------------   ------------   ------------   ------------  -------------
Fourth Quarter 2003            30,700                    $    30.22
Fourth Quarter 2003                          552,000                    $     3.40    $      5.25
First Quarter 2004                           546,000                          4.10           7.00
Second Quarter 2004                          273,000                          4.00           5.20
Third Quarter 2004                           276,000                          4.00           5.20
Fourth Quarter 2004                           93,000                          4.00           5.20

                                    As of September 30, 2004
--------------------------------------------------------------------------------------------------
                                Contract Volumes
                          ---------------------------
                                                           Average       Average        Average
         Quarter              BBls           MMbtu       Fixed Price   Floor Price   Ceiling Price
-----------------------   ------------   ------------   ------------   ------------  -------------
Fourth Quarter 2004             9,300                    $    38.85
Fourth Quarter 2004            15,300                                   $    41.21    $     50.00
Fourth Quarter 2004                        1,197,000                          4.71           6.94
First Quarter 2005             18,000                                        40.00          50.00
First Quarter 2005                           810,000                          5.09           8.00
Second Quarter 2005                          364,000                          5.25           7.15
Second Quarter 2005                           91,000           6.03
Third Quarter 2005                           368,000                          5.25           7.40
Third Quarter 2005                            92,000           6.03
Fourth Quarter 2005                          276,000                          5.25           7.92
Fourth Quarter 2005                           92,000           6.03

In November 2001, the Company had no-cost collars with an affiliate of Enron Corp. which, because of Enron's financial condition, were no longer considered effective. An allowance was recorded at that time for the full value of the collars (the "Enron Claim") that was classified as other expense. The Company sold its Enron Claim to a financial institution for $0.5 million that was recorded in the third quarter of 2004 as other income.

12.      SUBSEQUENT EVENT

On October 29, 2004 the Company entered into a debt agreement, issuing $18 million of 10% senior secured subordinated notes due in December 2008 (the "Senior Secured Notes"). The Senior Secured Notes and the Subordinated Notes are held by affiliates of HBK Investments L.P. (the "Purchaser"). The Company's obligations under the Senior Secured Notes are (1) secured by a second lien on the Company's assets and (2) subordinated to the Company's obligations under the Credit Facility. The debt agreement also provides the Company the option to issue up to $10 million of additional Senior Secured Notes to the Purchaser over the next two years under the same terms. Certain terms and conditions of the Senior Secured Notes and other options of the Company include: (1) no mandatory amortization before maturity in 2008, (2) the option, subject to certain conditions, to make interest payments, principal prepayments and payments at maturity with the Company's common stock (issuable at 90% of an average market price as determined prior to issuance), (3) the option at any time to redeem all or any portion of the outstanding Senior Secured Notes with no prepayment penalty and (4) a "PIK" interest option, during the period ended June 5, 2007, to pay-in-kind 50% of the interest due each period by increasing the principal balance by a like amount.

Net of a 10% discount on the face amount of the Senior Secured Notes (before debt issuance costs), the Company received proceeds of approximately $16.2 million; $6 million was used to reduce the debt outstanding under the Credit Facility and the remainder will primarily be used in its Barnett Shale development.

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

General Overview

We began operations in September 1993 and initially focused on the acquisition of producing properties. As a result of the increasing availability of economic onshore 3-D seismic surveys, we began obtaining 3-D seismic data and optioning to lease substantial acreage in 1995 and began drilling our 3-D based prospects in 1996. In 2003, we drilled 39 gross wells (10.2 net), 35 gross wells (9.4 net) of which were successful. During the nine months ended September 30, 2004, we participated in the drilling of 56 gross wells (22.2 net) in the Gulf Coast and North Texas regions, 50 gross wells (18.4 net) of which were successful. 43 of these successful wells have been completed and seven are in the process of being completed. We have planned to drill up to 42 gross wells (14.5 net) in the Gulf Coast region and 40 gross wells (16.4 net) in the North Texas region in 2004; however, the actual number of wells drilled will vary depending upon various factors, including the availability and cost of drilling rigs, land and industry partner issues, our cash flow, success of drilling programs, weather delays and other factors. If we drill the number of wells we have budgeted for 2004, depreciation, depletion and amortization, oil and natural gas operating expenses and production are expected to increase over levels incurred in 2003.

Since our initial public offering, we have primarily grown through the internal development of properties within our exploration project areas, although we consider acquisitions from time to time and may in the future complete acquisitions that we find attractive. In February 2004, we acquired assets in a Barnett Shale play in North Texas for approximately $8.2 million.

2004 Public Offering

In the first quarter of 2004, we completed the public offering of 6,485,000 shares of our common stock at $7.00 per share. The offering included 3,655,500 newly issued shares offered by us and 2,829,500 shares offered by certain existing shareholders. We did not receive any proceeds from the shares offered by the selling shareholders. We expect to use our estimated net proceeds of approximately $23.3 million from this offering to accelerate our drilling program and to retain larger interests in portions of our drilling prospects that we otherwise would sell down or for which we would seek joint partners and for general corporate purposes. In the meantime, we used a portion of the net proceeds to repay the $7 million outstanding principal amount under our revolving credit facility and to purchase the $8.2 million Barnett Shale acquisition mentioned below.

Barnett Shale Activity

On February 27, 2004, we closed an $8.2 million transaction with a private company to acquire working interests and acreage in certain oil and natural gas wells located in the Newark East Field in Denton County, Texas in the Barnett Shale trend. This acquisition includes non-operated working interests in properties ranging from 12.5% to 45% over 3,800 gross acres, or an average working interest of 39%. The Barnett Shale acquisition included 21 existing gross wells (6.7 net) and interests in approximately 1,500 net acres, which we expect to provide another 31 gross drill sites: 13 of which will target proved undeveloped reserves and 18 of which will be exploratory. Current net production from the acquired properties in October 2004 was approximately 1.4 MMcfe/d and net proved reserves are internally estimated at 4.0 Bcfe.

Initially, we financed the Barnett Shale acquisition with our available cash on hand. Subsequently, we are financing a portion of our 2004 capital expenditure program for the Barnett Shale play with funds from the issuance of the Senior Secured Notes. We are exploring a number of financing alternatives which may be used to partially fund our 2005 capital expenditure program for the Barnett Shale play. We may not be able to obtain such financing on terms that are acceptable to us, or at all.

In mid-2003, we became active in the Barnett Shale play located in Tarrant and Parker counties in Northeast Texas. Our activity accelerated as a result of the acquisition described above.

In the Barnett Shale play (our North Texas region), we drilled six gross wells in 2003 and 27 gross wells (11.0 net) during the nine months ended September 30, 2004, all of which were successful. We plan to drill up to 40 gross wells in this region in 2004.

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

Hedging

Our financial results are largely dependent on a number of factors, including commodity prices. Commodity prices are outside of our control and historically have been and are expected to remain volatile. Natural gas prices in particular have remained volatile during the last few years and more recently oil prices have become volatile. Commodity prices are affected by changes in market demands, overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. As a result, we cannot accurately predict future natural gas, natural gas liquids and crude oil prices, and therefore, cannot accurately predict revenues.

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

Results of Operations

Three Months Ended September 30, 2004,
Compared to the Three Months Ended September 30, 2003

Oil and natural gas revenues for the three months ended September 30, 2004 increased 21% to $12.3 million from $10.1 million for the same period in 2003. Production volumes for natural gas during the three months ended September 30, 2004 increased from 1.4 Bcf for the three months ended September 30, 2003 to 1.6 Bcf. Average natural gas prices increased 9% to $5.69 per Mcf in the third quarter of 2004 from $5.21 per Mcf in the same period in 2003. Production volumes for oil in the third quarter of 2004 decreased 31% to 73 MBbls from 105 MBbls for the same period in 2003. Average oil prices increased 49% to $43.57 per barrel in the third quarter of 2004 from $29.15 per barrel in the same period in 2003. The increase in natural gas production was due to the commencement of production at the Lopez #13, the Peal Ranch wells, B.P. America #1, the increase in production at the Shadyside #1 and the Barnett Shale wells partially offset by the natural decline in production at the Espree #1, Hankamer #1 and other wells. The decrease in oil production was due primarily to the natural decline of production at the Staubach #1, Burkhart #1R, Hankamer #1, Pauline Huebner A-382 #1, Matthes Huebner #1, Espree #1 and other wells partially offset by the commencement of production from the LL&E #1, the Delta Farms #1 workover and from other wells. Oil and natural gas revenues include the impact of hedging activities as discussed above under "General Overview."

The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the three months ended September 30, 2003 and 2004:


                                                                             2004 Period
                                                                        Compared to 2003 Period
                                               September 30,          ---------------------------
                                        ---------------------------     Increase      % Increase
                                            2003             2004      (Decrease)     (Decrease)
                                        ------------   ------------   ------------   ------------
Production volumes -
   Oil and condensate (MBbls)                   105             73            (32)          (31)%
   Natural gas (MMcf)                         1,355          1,602            247            18%
Average sales prices - (1)
   Oil and condensate (per Bbls)         $    29.15     $    43.57     $    14.42            49%
   Natural gas (per Mcf)                       5.21           5.69           0.48             9%
Operating revenues  (In thousands)-
   Oil and condensate                    $    3,064     $    3,164     $      100             3%
   Natural gas                                7,059          9,110          2,051            29%
                                        ------------   ------------   ------------

Total Operating Revenues                 $   10,123     $   12,274     $    2,151            21%
                                        ============   ============   ============

------------------
(1) Includes impact of hedging activities.

Oil and natural gas operating expenses for the three months ended September 30, 2004 increased 34% to $2.1 million from $1.6 million for the same period in 2003. Operating expenses per equivalent unit increased to $1.04 per Mcfe in the third quarter of 2004 compared to $0.80 per Mcfe in the same period in 2003 as a result of higher severance taxes resulting from higher gas sales and the addition of wells with relatively higher operating costs.

Depreciation, depletion and amortization (DD&A) expense for the three months ended September 30, 2004 increased 20% to $3.7 million ($1.82 per Mcfe) from $3.1 million ($1.55 per Mcfe) for the same period in 2003. DD&A increased primarily due to increased production and expenses resulting from additional seismic and drilling costs.

General and administrative expense for the three months ended September 30, 2004 decreased by $0.3 million to $1.3 million from $1.6 million for the same period in 2003 primarily as a result of executive termination costs ($0.3 million) in the 2003 period and insurance expenses ($0.2 million) partially offset by higher professional expenses related to Sarbanes-Oxley compliance ($0.1 million).

Stock option compensation expense was a $0.1 million benefit for the quarter ended September 30, 2004 compared to an expense of $0.3 million for the same period in 2003. The expense is derived from options to purchase our common stock that were repriced in 2000, which fluctuate in value with the market value of our common stock.

We recorded a $0.4 million after tax charge, or $0.02 per fully diluted share, on our minority interest in Pinnacle for the three months ended September 30, 2004. It is likely that Pinnacle will continue to record a valuation allowance on the deferred federal tax benefit generated from the operating losses incurred during at least the early development stages of Pinnacle's coalbed methane projects. We have not recorded a deferred federal income tax benefit generated from these operating losses due to the uncertainty of future Pinnacle taxable income.

Other income for the three months ended September 30, 2004 includes $0.5 million from the sale of certain hedge contracts with affiliates of Enron for which the Company had previously recorded an allowance for their full value.

Income taxes increased to $2.1 million for the three months ended September 30, 2004 from $1.3 million for the same period in 2003 as a result of higher taxable income based on the factors described above.

Capitalized interest increased $0.1 million to $0.8 million in the third quarter of 2004 from $0.7 million for the third quarter of 2003.

Nine Months Ended September 30, 2004,
Compared to the Nine Months Ended September 30, 2003

Oil and natural gas revenues for the nine months ended September 30, 2004 increased 19% to $35.1 million from $29.6 million for the same period in 2003. Production volumes for natural gas during the nine months ended September 30, 2004 increased 29% to 4.4 Bcf from 3.4 Bcf for the same period in 2003. Average natural gas prices increased 6% to $5.89 per Mcf in the first nine months of 2004 from $5.56 per Mcf in the same period in 2003. Production volumes for oil in the first nine months of 2004 decreased 33% to 243 MBbls from 363 MBbls for the same period in 2003. Average oil prices increased 28% to $37.14 per barrel in the first nine months of 2004 from $29.08 per barrel in the same period in 2003. The increase in natural gas production was primarily due to the commencement of production at the Beach House #1 and #2, the Shadyside #1, the Peal Ranch wells and the Barnett Shale wells, offset by the natural decline in production at the Staubach #1, Burkhart #1R, Pauline Huebner A-382 #1, Matthes Huebner #1, Pitchfork Ranch #1 and other wells. The decrease in oil production was due primarily to the natural decline of production at the Staubach #1, Burkhart #1R, Pauline Huebner A-382 #1, Matthes Huebner #1, Hankamer #1 and Espree #1 wells, offset by the commencement of production from the Beach House #1 and #2, Delta Farms #1 workover and from other wells. Oil and natural gas revenues include the impact of hedging activities as discussed above under "General Overview".

The following table summarizes production volumes, average sales prices and operating revenues for our oil and natural gas operations for the nine months ended September 30, 2003 and 2004:


                                                                             2004 Period
                                                                        Compared to 2003 Period
                                               September 30,          ---------------------------
                                        ---------------------------     Increase      % Increase
                                            2003             2004      (Decrease)     (Decrease)
                                        ------------   ------------   ------------   ------------
Production volumes -
   Oil and condensate (MBbls)                   363            243           (120)          (33)%
   Natural gas (MMcf)                         3,432          4,427            995            29%
Average sales prices - (1)
   Oil and condensate (per Bbls)         $    29.08     $    37.14     $     8.06            28%
   Natural gas (per Mcf)                       5.56           5.89           0.33             6%
Operating revenues  (In thousands)-
   Oil and condensate                    $   10,544     $    9,031     $   (1,513)          (14)%
   Natural gas                               19,071         26,076          7,005            37%
                                        ------------   ------------   ------------

Total Operating Revenues                 $   29,615     $   35,107     $    5,492            19%
                                        ============   ============   ============

------------------
 (1) Includes impact of hedging activities.

Oil and natural gas operating expenses for the nine months ended September 30, 2004 increased to $5.8 million from $5.1 million for the same period in 2003. Operating expenses per equivalent unit increased to $0.99 per Mcfe in the first nine months of 2004 compared to $0.90 per Mcfe in the same period in 2003 primarily due to higher severance taxes resulting from higher gas sales.

Depreciation, depletion and amortization (DD&A) expense for the nine months ended September 30, 2004 increased 21% to $10.6 million ($1.79 per Mcfe) from $8.7 million ($1.56 per Mcfe) for the same period in 2003. DD&A increased primarily due to increased production and expenses resulting from additional seismic and drilling costs.

General and administrative expense for the nine months ended September 30, 2004 increased by $0.8 million to $5.1 million from $4.3 million for the same period in 2003 primarily as a result of higher incentive compensation costs ($0.4 million), higher directors' fees ($0.1 million), higher legal fees ($0.1 million) in connection with the subordinated debt refinancing, higher professional expenses related to Sarbanes-Oxley compliance ($0.1 million) and higher professional expenses in connection with the 2003 audit ($0.2 million) partially offset by lower insurance costs ($0.1 million).

Stock option compensation expense increased to $0.6 million for the nine months ended September 30, 2004 from $0.3 million for the same period in 2003. Compared to an expense of $0.3 million for the same period in 2003. The expense is derived from the options to purchase our common stock that were repriced in 2000, which fluctuates in value with the market value of our common stock.

We recorded a $1.0 million after tax charge, or $0.05 per fully diluted share, on our minority interest in Pinnacle for the nine months ended September 30, 2004. It is likely that Pinnacle will continue to record a valuation allowance on the deferred federal tax benefit generated from the operating losses incurred during at least the early development stages of Pinnacle's coalbed methane projects. We have not recorded a deferred federal income tax benefit generated from these operating losses due to the uncertainty of future Pinnacle taxable income.

Income taxes increased to $4.8 million for the nine months ended September 30, 2004 from $4.1 million for the same period in 2003 as a result of higher taxable income based on the factors described above.

Capitalized interest decreased to $2.1 million in the first nine months of 2004 from $2.2 million for the first nine months of 2003 as a result of lower interest due to the then outstanding balance under the Prior Credit Facility.

We adopted Financial Accounting Standards Board's Statement of Financial Standards No. 143 "Accounting for Asset Retirement Obligations" effective January 1, 2003, and recorded a cumulative effect of change in accounting principle of $0.1 million in the nine months ended September 30, 2003.

Liquidity and Capital Resources

During the nine months ended September 30, 2004, we made capital expenditures in excess of our net cash flows provided by operating activities, using in part the proceeds generated from our equity offering. For future capital expenditures in 2004, we expect to continue to use such proceeds and cash on hand as well as to draw on the Credit Facility and use the proceeds of our recently completed sale of the Senior Secured Notes to partially fund our planned drilling expenditures and fund leasehold costs and geological and geophysical costs on our exploration projects in 2004. We also continue to consider financing alternatives to fund our Barnett Shale capital program. Although we believe that current cash balances, availability under the Credit Facility, proceeds from the sale of the Senior Secured Notes, including possible sales of additional Senior Secured Notes, and anticipated 2004 cash provided by operating activities will provide sufficient capital to carry out our 2004 exploration plans, there can be no assurance that this will be the case.

We may not be able to obtain adequate financing on terms that would be acceptable to us. If we cannot obtain adequate financing, we anticipate that we may be required to limit or defer our planned natural gas and oil exploration and development program, thereby adversely affecting the recoverability and ultimate value of our natural gas and oil properties.

Our liquidity position has been enhanced by our receipt of approximately $23.3 million in net proceeds from the completion of our 2004 public offering, the increase in availability of funds under the Credit Facility and the proceeds from the sale of the Senior Secured Notes. Our other primary sources of liquidity have included funds generated by operations, proceeds from the issuance of various securities, including our common stock, preferred stock and warrants, and borrowings, primarily under revolving credit facilities and through the issuance of senior subordinated notes.

Cash flows provided by operating activities were $22.4 million and $18.6 million for the nine months ended September 30, 2003 and 2004, respectively. The decrease in cash flows provided by operating activities in 2004 as compared to 2003 was due primarily to changes in working capital in 2004, primarily higher accrued expenses.

We have budgeted capital expenditures in 2004 of approximately $73.4 million, of which $51.8 million is expected to be used for drilling activities in our project areas and the balance is expected to be used to fund 3-D seismic surveys, land acquisitions and capitalized interest and overhead costs. These capital expenditure amounts do not include the approximately $8.2 million for the Barnett Shale acquisition. We have budgeted to drill approximately 82 gross wells (30.9 net) in the Gulf Coast and North Texas regions in 2004. The actual number of wells drilled and capital expended is dependent upon available financing, cash flow, availability and cost of drilling rigs, land and partner issues and other factors.

We have continued to reinvest a substantial portion of our cash flows into funding our drilling program leasehold coverages acquiring our 3-D prospect portfolio and improving our 3-D seismic interpretation technology. Oil and natural gas capital expenditures were $19.3 million and $59.0 million (including our $8.2 million Barnett Shale acquisition) for the nine months ended September 30, 2003 and 2004, respectively. Our drilling efforts resulted in the successful completion of 35 gross wells (9.4 net) in 2003 and 23 gross wells (6.9 net) in the Gulf Coast region and 27 gross wells (11.0 net) in the Barnett Shale play in the nine months ended September 30, 2004. We have completed 43 of these wells and are in the process of completing seven of these wells as of September 30, 2004.

Since inception, Pinnacle has reported that it drilled 230 gross wells through September 30, 2004 and estimates that 95% of them were completed by September 30, 2004. Pinnacle reportedly added approximately 21.2 Bcf of net proved reserves through development drilling through September 30, 2004 excluding the
10.6 Bcfe contributed or acquired at inception. Its gross operated production has increased by approximately 275% since its inception (to approximately 13.3 MMcf/d at September 30, 2004), and its total well count stands at 485 gross operated wells.

CCBM has spent $5.0 million for drilling costs, 50% of which was spent pursuant to an obligation to fund $2.5 million of drilling costs on behalf of RMG. As of September 30, 2004, CCBM had satisfied all $2.5 million of its drilling obligations on behalf of RMG.

Financing Arrangements

Credit Facility

On September 30, 2004, we entered into a Second Amended and Restated Credit Agreement with Hibernia National Bank and Union Bank of California, N.A. (the "Credit Facility"), which matures on September 30, 2007. The Credit Facility amended, restated and extended our prior credit facility (such prior facility herein referred to as the "Prior Credit Facility"). The Credit Facility provides for (1) a revolving line of credit of up to the lesser of the Facility A Borrowing Base and $75.0 million and (2) a term loan facility of up to the lesser of the Facility B Borrowing Base and $25.0 million. It is secured by substantially all of our assets and is guaranteed by our subsidiary.

The Facility A Borrowing Bases will be determined by the lenders at least semi-annually on each November 1 and May 1. The initial Facility A Borrowing
Base is $28.0 million. The initial Facility B Borrowing Base is $0.00 and is subject to determination by the lenders in their sole discretion. We and the lenders may each request one unscheduled borrowing base determination subsequent to each scheduled determination. The Facility A Borrowing Base will at all times equal the Facility A Borrowing Base most recently determined by the lenders, less quarterly borrowing base reductions required subsequent to such determination. The lenders will reset the Facility A Borrowing Base amount at each scheduled and each unscheduled borrowing base determination date.

If the outstanding principal balance of the revolving loans under the Credit Facility exceeds the Facility A Borrowing Base at any time (including, without limitation, due to a quarterly borrowing base reduction (as described above)), we have the option within 30 days to take any of the following actions, either individually or in combination: make a lump sum payment curing the deficiency, pledge additional collateral sufficient in the lenders' opinion to increase the Facility A Borrowing Base and cure the deficiency or begin making equal monthly principal payments that will cure the deficiency within the ensuing six-month period. Those payments would be in addition to any payments that may come due as a result of the quarterly borrowing base reductions. Otherwise, any unpaid principal or interest will be due at maturity.

For each revolving loan, the interest rate will be, at our option, (1) the Eurodollar Rate, plus an applicable margin equal to 2.375% if the amount borrowed is greater than or equal to 90% of the Facility A Borrowing Base, 2.0% if the amount borrowed is less than 90%, but greater than or equal to 50% of the Facility A Borrowing Base, or 1.625% if the amount borrowed is less than 50% of the Facility A Borrowing Base; or (2) the Base Rate, plus an applicable margin of 0.375% if the amount borrowed is greater than or equal to 90% of the Facility A Borrowing Base. The interest rate on each term loan will be, at our option,
(1) the Eurodollar Rate, plus an applicable margin to be determined by the lenders; or (2) the Base Rate, plus an applicable margin to be determined by the lenders. Interest on Eurodollar Loans is payable on either the last day of each Eurodollar option period or monthly, whichever is earlier. Interest on Base Rate Loans is payable monthly.

We are subject to certain covenants under the terms of the Credit Facility, which were amended at the time of the issuance of the Senior Secured Notes. These covenants, as amended, include, but are not limited to the maintenance of the following financial covenants: (1) a minimum current ratio of 1.0 to 1.0 (including availability under the borrowing base), (2) a minimum quarterly debt services coverage of 1.25 times, (3) a minimum shareholders' equity equal to $100.0 million, plus 100% of all subsequent common and preferred equity contributed by shareholders subsequent to June 30, 2004, plus 50% of all positive earnings occurring subsequent to June 30, 2004, plus, 180 days after issuance of any second-lien subordinated debt with another lender (the "Secured Subordinated Debt"), an amount equal to the difference, if positive, of (A) 50% of the net proceeds from the issuance less (B) 100% of all common and preferred equity contributed by shareholders from September 30, 2004 to the date of the issuance of any Secured Subordinated Debt, and (4) a maximum total recourse debt to EBITDA ratio (as defined in the Credit Facility) of not more than 2.6 to 1.0. The Credit Facility also places restrictions on additional indebtedness, dividends to shareholders, liens, investments, mergers, acquisitions, asset dispositions, asset pledges and mortgages, change of control, repurchase or redemption for cash of our common stock, speculative commodity transactions and other matters.

In connection with the Senior Secured Notes Purchase Agreement, we amended the Credit Facility including without limitation, to: (1) amend the covenant regarding maintenance of a minimum shareholders' equity, (2) add a new covenant requiring maintenance of a minimum EBITDA to interest expense ratio and (3) add other provisions and a consent which allow for the indebtedness incurred under the Senior Secured Notes.

On November 7, 2004, we determined that, as of September 30, 2004, we were not in compliance with the minimum current ratio covenant in the Credit Facility. We cured the noncompliance on October 29, 2004 with the issuance of the Senior Secured Notes. On November 10, 2004, the lenders under the Credit Facility agreed in a letter to the Company to waive the noncompliance period from September 30, 2004 through October 29, 2004.

At December 31, 2003, amounts outstanding under the Prior Credit Facility totaled $7.0 million, with an additional $12.0 million available for future borrowings. At September 30, 2004, amounts outstanding under the Credit Facility totaled $19.0 million, with an additional $9.0 million available for future borrowings. At December 31, 2003, no letters of credit were issued and outstanding under the Prior Credit Facility. At September 30, 2004, no letters of credit were issued and outstanding under the Credit Facility.

Rocky Mountain Gas Note

In June 2001, CCBM issued a non-recourse promissory note payable in the amount of $7.5 million to RMG as consideration for certain interests in oil and natural gas leases held by RMG in Wyoming and Montana. The RMG note is payable in 41-monthly principal payments of $0.1 million plus interest at 8% per annum commencing July 31, 2001 with the balance due December 31, 2004. The RMG note is secured solely by CCBM's interests in the oil and natural gas leases in Wyoming and Montana. At December 31, 2003 and September 30, 2004, the outstanding principal balance of this note was $0.9 million and $0.2 million, respectively. In connection with our investment in Pinnacle, we received a reduction in the principal amount of the RMG note of approximately $1.5 million and relinquished the right to certain revenues related to the properties contributed to Pinnacle. During the second quarter of 2004, CCBM relinquished a portion of its interests in certain oil and natural gas leases and reduced the principal due on the note by $0.3 million.

Capital Leases

In December 2001, we entered into a capital lease agreement secured by certain production equipment in the amount of $0.2 million. The lease is payable in one payment of $11,323 and 35 monthly payments of $7,549 including interest at 8.6% per annum. In October 2002, we entered into a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $3,462 including interest at 6.4% per annum. In May 2003, we entered into a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $3,030 including interest at 5.5% per annum. In August 2003, we entered into a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $2,179 including interest at 6.0% per annum. We have the option to acquire the equipment at the conclusion of the lease for $1 under all of these leases. DD&A on the capital leases for the three months ended September 30, 2003 and 2004 amounted to $14,000 and $11,000, respectively. DD&A on the capital leases for the nine months ended September 30, 2003 and 2004 amounted to $35,000 and $34,000, respectively, and accumulated DD&A on the leased equipment at December 31, 2003 and September 30, 2004 amounted to $76,000 and $111,000, respectively.

Senior Subordinated Notes and Related Securities

In December 1999, we consummated the sale of $22.0 million principal amount of 9% Senior Subordinated Notes due 2007 (the "Subordinated Notes") and $8.0 million of common stock and warrants. We sold $17.6 million, $2.2 million, $0.8 million, $0.8 million and $0.8 million principal amount of Subordinated Notes; 2,909,092, 363,636, 121,212, 121,212 and 121,212 shares of our common stock and
2,208,152,  276,019, 92,006, 92,006 and 92,006 warrants to CB Capital Investors,
L.P. (now known as J.P. Morgan Partners (23A SBIC), L.P.), Mellon Ventures, L.P., Paul B. Loyd, Jr., Steven A. Webster and Douglas A.P. Hamilton, respectively. The Subordinated Notes were sold at a discount of $0.7 million, which is being amortized over the life of the notes. Interest payments are due quarterly commencing on March 31, 2000. We may, until December 2004 (subsequently extended to December 2005 as described below), elect, and historically have elected, to increase the amount of the Subordinated Notes for 60% of the interest which would otherwise be payable in cash. As of December 31, 2003 and September 30, 2004, the outstanding balance of the Subordinated Notes had been increased by $5.3 million and $6.4 million, respectively, for such interest paid in kind. Concurrently with the sale of the Subordinated Notes, we sold to the same purchasers 3,636,364 shares of our common stock at a price of $2.20 per share and warrants expiring in December 2007 to purchase up to 2,760,189 shares of our common stock at an exercise price of $2.20 per share. For accounting purposes, the warrants were valued at $0.25 each. During the nine months ended September 30, 2004, Mellon Ventures, L.P., JPMorgan Partners (23A
SBIC), Steven A. Webster and Douglas A. P. Hamilton exercised warrants to purchase 276,019, 2,208,152, 92,006 and 92,006 shares of common stock, respectively, on a cashless exercise basis for a total of 205,692, 1,684,949, 70,205 and 70,205 shares of common stock, respectively, and Paul B. Loyd, Jr., exercised warrants to purchase 92,006 shares for a total of 92,006 shares of common stock. As a result, no warrants to purchase shares remain outstanding from the warrants originally issued in December 1999.

On June 7, 2004, an unaffiliated third party (the "Subordinated Notes Purchaser") purchased all the outstanding Subordinated Notes from the original note holders. In exchange for a $0.4 million amendment fee, certain terms and conditions of the Subordinated Notes were amended, to provide for, among other things, (1) a one year extension of the maturity to December 15, 2008, (2) a one year extension, through December 15, 2005, of the paid-in-kind ("PIK") interest option to pay-in-kind 60% of the interest due each period by increasing the principal balance by a like amount (the "PIK option"), (3) an additional one year option to extend the PIK option through December 15, 2006 at an annual interest rate on the deferred amount of 10% and the payment of a one-time fee equal to 0.5% of the principal then outstanding, (4) an increase and extension on the prepayment premium on the Subordinated Notes, (5) a modification of a covenant regarding maximum quarterly leverage that our Total Debt will not exceed 3.5 times EBITDA (as such terms are defined in the securities purchase agreement related to the Subordinated Notes) for the last 12 months at any time and (6) additional flexibility to obtain a separate project financing facility in the future. The amendment fee will be amortized over the remaining life of the Subordinated Notes.

We are subject to certain covenants under the terms under the Subordinated Notes securities purchase agreement, including but not limited to, (a) maintenance of a specified tangible net worth, (b) maintenance of a ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to quarterly Debt Service (as defined in the agreement) of not less than 1.00 to 1.00, and (c) a limitation of our capital expenditures to an amount equal to our EBITDA for the immediately prior fiscal year (unless approved by our Board of Directors and a J.P. Morgan Partners (23A SBIC), L.P. appointed director). Also in connection with the issuance of the Senior Secured Notes, we amended the Subordinated Notes to, among other things: (1) adjust the prepayment premium, (2) add a provision that permits repurchase of our common stock as required by the Registration Rights Agreement (as defined below), and (3) add a provision which allows for the indebtedness incurred under the Senior Secured Notes.

Senior Subordinated Secured Notes

On October 29, 2004, we entered into a Note Purchase Agreement (the "Senior Secured Notes Purchase Agreement") with PCRL Investments L.P. (the "Senior
Secured Notes Purchaser"). Pursuant to the Senior Secured Notes Purchase Agreement, we may issue up to $28 million aggregate principal amount of our 10% Senior Subordinated Secured Notes due 2008 (the "Senior Secured Notes") for a purchase price equal to 90% of the principal amount of the Senior Secured Notes then issued. On October 29, 2004, the Senior Secured Notes Purchaser purchased $18 million aggregate principal amount of the Senior Secured Notes for a purchase price of $16.2 million. Subject to the satisfaction of certain conditions, we have an option to issue up to an additional $10 million aggregate principal amount of the Senior Secured Notes to the Senior Secured Notes Purchaser before October 29, 2006.

The Senior Secured Notes are secured by a second lien on substantially all of our current proved producing reserves and non-reserve assets, guaranteed by our subsidiary, and subordinated to our obligations under the Credit Facility. The Senior Secured Notes bear interest at 10% per annum, payable quarterly on the 5th day of March, June, September and December of each year beginning March 5, 2005. The principal on the Senior Secured Notes is due December 15, 2008, and we have the option to prepay the Senior Secured Notes at any time. The Senior Secured Notes include an option that allows us to pay-in-kind 50% of the interest due until June 5, 2007 by increasing the principal due by a like amount. Subject to certain conditions, we have the option to pay the interest on and principal of (at maturity or upon prepayment) the Senior Secured Notes with our common stock, as long as the Secured Note Purchaser would not hold more than 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such payment. The value of such shares issued as payment on the Senior Secured Notes is determined based on 90% of the volume weighted average trading price during a specified period of days beginning with the date of the payment notice and ending before the payment date. Our issuance costs related to the transaction were estimated to be $0.6 million.

As contemplated by the Purchase Agreement, we also entered into a registration rights agreement with the Secured Note Purchaser (the "Registration Rights Agreement"). In the event that we choose to issue shares of our common stock as payment of interest on the principal of the Senior Secured Notes, the Registration Rights Agreement provides registration rights with respect to such shares. We are generally required to file a resale shelf registration statement to register the resale of such shares under the Securities Act of 1933 (the "Securities Act") if such shares are not freely tradable under Rule 144(k) under the Securities Act. We are subject to certain covenants under the terms of the Registration Rights Agreement, including the requirement that the registration statement be kept effective for resale of shares subject to certain "blackout periods," when sales may not be made. In certain circumstances, including those relating to (1) delisting of our common stock, (2) blackout periods in excess of a maximum length of time, (3) certain failures to make timely periodic filings with the Securities and Exchange Commission, or (4) certain delays or failures to deliver stock certificates, we may be required to repurchase common stock issued as payment on the Senior Secured Notes and, in certain of these circumstances, to pay damages based on the market value of our common stock. In certain situations, we are required to indemnify the holders of registration rights under the Registration Rights Agreement, including, without limitation, for liabilities under the Securities Act.

The Senior Secured Notes Purchase Agreement includes certain representations, warranties and covenants by the parties thereto. We are subject to certain covenants under the terms of the Senior Secured Notes Purchase Agreement, including, without limitation, the maintenance of the following financial covenants:  (1) a maximum  total  recourse debt to EBITDA ratio of not more than
3.50 to 1.0, (2) a minimum EBITDA to interest  expense ratio of 2.50 to 1.0, and
(3) as of April 30, 2005, a minimum tangible net worth of $12.5 million in excess of our tangible net worth as of September 30, 2004. Upon a change of control, any holders of the Senior Secured Notes may require us to repurchase such holders' Senior Secured Notes at a price equal to then outstanding principal amount of such Senior Secured Notes, together with all interest accrued on such Senior Secured Notes through the date of repurchase. The Senior Secured Notes Purchase Agreement also places restrictions on additional indebtedness, dividends to shareholders, liens, investments, mergers, acquisitions, asset dispositions, asset pledges and mortgages, repurchase or redemption for cash of our common stock, speculative commodity transactions and other matters. The Senior Secured Notes Purchaser is an affiliate of the Subordinated Notes Purchaser.

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

Mellon Ventures, Inc. converted all of its Series B Preferred Stock (approximately 49,938 shares) into 876,099 shares of common stock on May 25, 2004. Steven A. Webster converted all of his Series B Preferred Stock (approximately 25,195 shares) into 442,025 shares of common stock on June 30, 2004. As a result, no shares of Series B Preferred Stock remain outstanding.

The 2002 Warrants have a five-year term and originally entitled the holders to purchase up to 252,632 shares of our common stock at a price of $5.94 per share, subject to adjustment, and are exercisable at any time after issuance. As of September 30, 2004, 84,210 of the 2002 Warrants remained outstanding. For accounting purposes, the 2002 Warrants are valued at $0.06 per Warrant.

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

Critical Accounting Policies

The following summarizes several of our critical accounting policies:

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates. The use of these estimates significantly affects natural gas and oil properties through depletion and the full cost ceiling test, as discussed in more detail below.

Oil and Natural Gas Properties

We account for investments in oil and natural gas properties using the full-cost method of accounting. All costs directly associated with the acquisition, exploration and development of natural gas and oil properties are capitalized. These costs include lease acquisitions, seismic surveys, and drilling and completion equipment. We proportionally consolidate our interests in natural gas and oil properties. We capitalized compensation costs for employees working directly on exploration activities of $1.1 million and $1.3 million for the nine months ended September 30, 2003 and 2004, respectively. We expense maintenance and repairs as they are incurred.

We amortize natural gas and oil properties based on the unit-of-production method using estimates of proved reserve quantities. We do not amortize investments in unproved properties until proved reserves associated with the projects can be determined or until these investments are impaired. We periodically evaluate, on a property-by-property basis, unevaluated properties for impairment. If the results of an assessment indicate that the properties are impaired, we add the amount of impairment to the proved natural gas and oil property costs to be amortized. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rate per Mcfe for the nine months ended September 30, 2003 and 2004 was $1.56 and $1.79, respectively.

We account for dispositions of natural gas and oil properties as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. We have not had any transactions that significantly alter that relationship.

The net capitalized costs of proved oil and natural gas properties are subject to a "ceiling test" which limits such costs to the estimated present value, discounted at a 10% interest rate, of future net revenues from proved reserves, based on current economic and operating conditions (the "Full Cost Ceiling"). If net capitalized costs exceed this limit, the excess is charged to operations through depreciation, depletion and amortization.

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

After discovering this computational error, the ceiling tests for all quarters since 1997 were recomputed and it was determined that no write-down of our oil and natural gas assets was necessary in any of the years from 1997 to 2003. Additionally, no write-down of our oil and natural gas assets was necessary for the nine months ended September 30, 2004. However, based upon the oil and natural gas prices in effect on December 31, 2001, March 31, 2003 and September 30, 2003, the unamortized cost of oil and natural gas properties exceeded the cost center ceiling. As permitted by full cost accounting rules, improvements in pricing and/or the addition of proved reserves subsequent to those dates sufficiently increased the present value of our oil and natural gas assets and removed the necessity to record a write-down in these periods. Using the prices in effect and estimated proved reserves existing on December 31, 2001, March 31, 2003 and September 30, 2003, the after-tax write-down would have been approximately $6.3 million, $1.0 million, and $6.3 million, respectively, had we not taken into account these subsequent improvements. These improvements at September 30, 2003 included estimated proved reserves attributable to our Shady Side #1 well. Because of the volatility of oil and natural gas prices, no assurance can be given that we will not experience a write-down in future periods.

In connection with our September 30, 2004 ceiling test computation, a price sensitivity study also indicated that a 20% increase in commodity prices at September 30, 2004 would have increased the pre-tax present value of future net revenues ("NPV") by approximately $58.9 million. Conversely, a 20% decrease in commodity prices at September 30, 2004 would have reduced our NPV by approximately $52.2 million. This would have reduced our Full Cost Ceiling cushion to approximately $27.6 million. The aforementioned price sensitivity and NPV is as of September 30, 2004 and, accordingly, does not include any potential changes in reserves due to fourth quarter 2004 performance, such as commodity prices, reserve revisions and drilling results.

The Full Cost Ceiling cushion at September 30, 2004 of approximately $61.5 million was based upon average realized oil and natural gas prices of $47.33 per Bbl and $5.64 per Mcf, respectively, or a volume weighted average price of $41.19 per BOE. This cushion, however, would have been zero on such date at an estimated volume weighted average price of $26.50 per BOE. A BOE means one barrel of oil equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids, which approximates the relative energy content of oil, condensate and natural gas liquids as compared to natural gas. Prices have historically often been higher or substantially higher for oil than natural gas on an energy equivalent basis, although there have been periods in which they have been lower or substantially lower.

Under the full cost method of accounting, the depletion rate is the current period production as a percentage of the total proved reserves. Total proved reserves include both proved developed and proved undeveloped reserves. The depletion rate is applied to the net book value and estimated future development costs to calculate the depletion expense.

We have a significant amount of proved undeveloped reserves, which are primarily oil reserves. We had 44.9 Bcfe and, based on internal estimates, 67.9 Bcfe of proved undeveloped reserves, representing 64% and 69% of our total proved reserves at December 31, 2003 and September 30, 2004, respectively. As of December 31, 2003 and September 30, 2004, a portion of these proved undeveloped reserves, or approximately 43.9 Bcfe, are attributable to our Camp Hill properties that we acquired in 1994. The estimated future development costs to develop our proved undeveloped reserves on our Camp Hill properties are relatively low, on a per Mcfe basis, when compared to the estimated future development costs to develop our proved undeveloped reserves on our other oil and natural gas properties. Furthermore, the average depletable life of our Camp Hill properties is considerably longer, or approximately 15 years, when compared to the depletable life of our remaining oil and natural gas properties of approximately 2.25 years. Accordingly, the combination of a relatively low ratio of future development costs and a relatively long depletable life on our Camp Hill properties has resulted in a relatively low overall historical depletion rate and DD&A expense. This has resulted in a capitalized cost basis associated with producing properties being depleted over a longer period than the associated production and revenue stream. It has also resulted in the build-up of nondepleted capitalized costs associated with properties that have been completely produced out.

We expect our relatively low historical depletion rate condition to continue until the high level of nonproducing reserves to total proved reserves is reduced and the average life of our proved developed reserves is extended through development drilling and/or the significant addition of new proved producing reserves through acquisition or exploration. If our level of total proved reserves, finding costs and current prices were to remain constant, this continued build-up of capitalized costs increases the probability of a ceiling test write-down.

We depreciate other property and equipment using the straight-line method based on estimated useful lives ranging from five to 10 years.

Oil and Natural Gas Reserve Estimates

The reserve data as of December 31, 2003 included in this document are estimates prepared by Ryder Scott Company and Fairchild & Wells, Inc., Independent Petroleum Engineers. We estimated the reserve data for all other dates. Reserve engineering is a subjective process of estimating underground accumulations of hydrocarbons that cannot be measured in an exact manner. The process relies on interpretation of available geologic, geophysical, engineering and production data. The extent, quality and reliability of this data can vary. The process also requires certain economic assumptions regarding drilling and operating expense, capital expenditures, taxes and availability of funds. The SEC mandates some of these assumptions such as oil and natural gas prices and the present value discount rate.

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

Derivative Instruments and Hedging Activities

Upon entering into a derivative contract, we designate the derivative instruments as a hedge of the variability of cash flow to be received (cash flow hedge). Changes in the fair value of a cash flow hedge are recorded in other comprehensive income to the extent that the derivative is effective in offsetting changes in the fair value of the hedged item. Any ineffectiveness in the relationship between the cash flow hedge and the hedged item is recognized currently in income. Gains and losses accumulated in other comprehensive income associated with the cash flow hedge are recognized in earnings as oil and natural gas revenues when the forecasted transaction occurs. All of our derivative instruments at December 31, 2003 and September 30, 2004 were designated and effective as cash flow hedges.

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

Total oil hedged under swaps and collars during the three months ended September 30, 2003 and 2004 were 24,400 Bbls and 30,600 Bbls, respectively. Total natural gas hedged under swaps and collars during the three months ended September 30, 2003 and 2004 were 828,000 MMBtu and 1,012,000 MMBtu, respectively. Total oil hedged under swaps and collars during the nine months ended September 30, 2003 and 2004 were 150,700 Bbls and 84,900 Bbls, respectively. Total natural gas hedged under swaps and collars during the nine months ended September 30, 2003 and 2004 were 2,187,000 MMBtu and 2,739,000 MMBtu, respectively. The net losses realized by the Company under such hedging arrangements were $0.1 and $0.3 million for the three months ended September 30, 2003 and 2004, respectively, and are included in oil and natural gas revenues. The net losses realized by the Company under such hedging arrangements were $1.8 million and $0.7 million for nine months ended September 30, 2003 and 2004, respectively, and are included in oil and natural gas revenues.

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

As of December 31, 2003 and September 30, 2004, $0.2 million and $1.2 million, net of tax of $0.1 million and $0.7 million, respectively, remained in accumulated other comprehensive income related to the valuation of our hedging positions.

While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit our ability to benefit from increases in the prices of natural gas and oil. We enter into the majority of our hedging transactions with two counterparties and have a netting agreement in place with those counterparties. We do not obtain collateral to support the agreements but monitor the financial viability of counterparties and believe our credit risk is minimal on these transactions. Under these arrangements, payments are received or made based on the differential between a fixed and a variable product price. These agreements are settled in cash at expiration or exchanged for physical delivery contracts. In the event of nonperformance, we would be exposed again to price risk. We have some risk of financial loss because the price received for the product at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the hedging transaction. Moreover, our hedging arrangements generally do not apply to all of our production and thus provide only partial price protection against declines in oil and natural gas prices. We expect that the amount of our hedges will vary from time to time.

Our natural gas derivative transactions are generally settled based upon the average of the reporting settlement prices on the NYMEX for the last three trading days of a particular contract month. Our oil derivative transactions are generally settled based on the average reporting settlement prices on the NYMEX for each trading day of a particular calendar month. For the month of September 2004, a $0.10 change in the price per Mcf of gas sold would have changed revenue by $66,000. A $0.70 change in the price per barrel of oil would have changed revenue by $17,000.

The table below summarizes our total natural gas production volumes subject to derivative transactions during the nine months ended September 30, 2004 and the weighted average NYMEX reference price for those volumes.

       Natural Gas Swaps                               Natural Gas Collars
-----------------------------                    -----------------------------
Volumes (MMBtu)                     180,000      Volumes (MMBtu)                 2,559,000
Average price ($/MMBtu)           $    6.60      Average price ($/MMBtu)
                                                     Floor                       $    4.40
                                                     Ceiling                     $    6.25

The table below summarizes our total crude oil production volumes subject to derivative transactions for the nine months ended September 30, 2004 and the weighted average NYMEX reference price for those volumes.

      Crude Oil Swaps                                Crude Oil Collars
-----------------------------                  ------------------------------
Volumes (Bbls)                       81,900    Volumes (Bbls)                         3,000
Average price ($/Bbls)            $   33.13    Average price ($/Bbls)
                                                     Floor                       $    42.25
                                                     Ceiling                     $    50.00

At September 30, 2003 and 2004 the Company had the following outstanding hedge positions:

                                    As of September 30, 2003
--------------------------------------------------------------------------------------------------
                                Contract Volumes
                          ---------------------------
                                                           Average       Average        Average
         Quarter              BBls           MMbtu       Fixed Price   Floor Price   Ceiling Price
-----------------------   ------------   ------------   ------------   ------------  -------------
Fourth Quarter 2003            30,700                    $    30.22
Fourth Quarter 2003                          552,000                    $     3.40    $      5.25
First Quarter 2004                           546,000                          4.10           7.00
Second Quarter 2004                          273,000                          4.00           5.20
Third Quarter 2004                           276,000                          4.00           5.20
Fourth Quarter 2004                           93,000                          4.00           5.20

                                    As of September 30, 2004
--------------------------------------------------------------------------------------------------
                                Contract Volumes
                          ---------------------------
                                                           Average       Average        Average
         Quarter              BBls           MMbtu       Fixed Price   Floor Price   Ceiling Price
-----------------------   ------------   ------------   ------------   ------------  -------------
Fourth Quarter 2004             9,300                    $    38.85
Fourth Quarter 2004            15,300                                   $    41.21    $     50.00
Fourth Quarter 2004                        1,197,000                          4.71           6.94
First Quarter 2005             18,000                                        40.00          50.00
First Quarter 2005                           810,000                          5.09           8.00
Second Quarter 2005                          364,000                          5.25           7.15
Second Quarter 2005                           91,000           6.03
Third Quarter 2005                           368,000                          5.25           7.40
Third Quarter 2005                            92,000           6.03
Fourth Quarter 2005                          276,000                          5.25           7.92
Fourth Quarter 2005                           92,000           6.03

In November 2001, the Company had no-cost collars with an affiliate of Enron Corp. which, because of Enron's financial condition, were no longer considered effective. An allowance was recorded at that time for the full value of the collars (the "Enron Claim") that was classified as other expense. The Company sold its Enron Claim to a financial institution for $0.5 million that was recorded in the third quarter of 2004 as other income.

Forward Looking Statements

The statements contained in all parts of this document, including, but not limited to, those relating to our schedule, targets, estimates or results of future drilling, including the number, timing and results of wells, budgeted wells, increases in wells, the timing and risk involved in drilling follow-up wells, expected working or net revenue interests, planned expenditures, prospects budgeted and other future capital expenditures, risk profile of oil and natural gas exploration, acquisition of 3-D seismic data (including number, timing and size of projects), planned evaluation of prospects, probability of prospects having oil and natural gas, expected production or reserves, increases in reserves, acreage, working capital requirements, hedging activities, the ability of expected sources of liquidity to implement our business strategy, future hiring, future exploration activity, production rates, potential drilling locations targeting coal seams, financing of the February 2004 acquisition costs in the Barnett Shale trend and the exploration and development expenditures in that trend, all and any other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe" and similar expression are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, the Company's dependence on its key personnel, factors that affect the Company's ability to manage its growth and achieve its business strategy, risks relating to, limited operating history, technological changes, significant capital requirements of the Company, the potential impact of government regulations, litigation, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks, availability of equipment, weather, availability of financing and other factors detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2003 and other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement and the Company undertakes no obligation to update or revise any forward looking statement.

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

                        ITEM 4 - CONTROLS AND PROCEDURES



In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

Except as set forth below, there has been no change in our internal controls over financial reporting that occurred during the three months ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting. During management's review of the third quarter results, an arithmetical error was discovered in the calculation of diluted earnings per common share. Management has and is implementing procedures and controls to address the following deficiencies and enhance the reliability of our internal control procedures: (1) the presence of underlying errors in the tax basis utilized in our full cost ceiling test computations and certain disclosures and the lack of underlying detailed tax basis documentation which adversely impacted our ability to evaluate the appropriateness of the tax basis (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Critical Accounting Policies -- Oil and Natural Gas Properties") and (2) the sufficiency of review applied to the financial statement close process and account reconciliation and (3) the calculation of diluted earnings per share.

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

Item 2 - Unregistered Sales of Equity Securities and  Use of Proceeds

     None.

Item 3 - Defaults Upon Senior Securities

     None.

Item 4 - Submission of Matters to a Vote of Security Holders

     None.

Item 5 - Other Information

     On November 15, 2004, the Company issued a press release concerning second and third quarter 2004 financial results. In the press release, the Company reported corrections to its financial statements for the second and third quarters of 2004 due to a computational error in its diluted shares outstanding.

     To the extent permitted by applicable rules, none of the information provided in this Item 5 of Part II of this Form 10-Q and the accompanying
Exhibit 99.1 will be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor will it be incorporated by reference into any registration statement filed by the Company under the Securities Act of 1933, as amended, unless specifically identified therein as being incorporated therein by reference. The furnishing of the information in this Item 5 is not intended to, and does not, constitute a determination or admission by the Company, that the information in this report is material or complete, or that investors should consider this information before making an investment decision with respect to any security of the Company.


Item 6 - Exhibits

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


     +10.1   -- Second Amended and Restated Credit  Agreement dated as of September
                30, 2004 by and among Carrizo Oil & Gas, Inc.,  CCBM,  Inc.,  Hibernia
                National Bank, as Agent,  Union Bank of California,  N.A., as co-agent and Hibernia  National  Bank and Union Bank of  California,  N.A.,  as
                lenders  (incorporated  herein by  reference  to  Exhibit  10.1 to the
                Company's  Current  Report  on Form 8-K  filed on  October  6,  2004).

     +10.2   -- Commercial  Guaranty made and entered into as of September 30, 2004
                by  CCBM,   Inc.  in  favor  of  Hibernia   National  Bank,  as  agent
                (incorporated  herein by reference  to Exhibit  10.2 to the  Company's
                Current  Report on Form 8-K filed on  October 6,  2004).

     +10.3   -- Amended and Restated Stock Pledge and Security Agreement dated and effective as of September 30, 2004 by Carrizo Oil & Gas,  Inc. in favor of Hibernia  National  Bank, as agent  (incorporated  herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K
                filed on October 6, 2004).

     +10.4   -- Note Purchase  Agreement dated as of October 29, 2004 among Carrizo
                Oil & Gas,  Inc., the  Purchasers  named therein and PCRL  Investments
                L.P., as collateral agent (incorporated herein by reference to Exhibit
                10.1 to the Company's  Current Report on Form 8-K filed on November 3,
                2004).

     +10.5   -- Form  of  10%   Senior   Subordinated   Secured   Note   due  2008
                (incorporated  herein by reference  to Exhibit  10.2 to the  Company's
                Current  Report on Form 8-K filed on November  3, 2004).

     +10.6   -- Stock  Pledge and Security  Agreement  dated as of October 29, 2004 by Carrizo  Oil & Gas,  Inc.  in favor of PCRL  Investments  L.P.,  as collateral agent (incorporated  herein by reference to Exhibit 10.3 to the Company's  Current  Report on Form 8-K filed on November 3, 2004).

     +10.7   -- Commercial  Guaranty dated as of October 29, 2004 by CCBM,  Inc. in favor  of PCRL  Investments  L.P.,  guarantying  the  indebtedness  of
                Carrizo Oil & Gas, Inc.  (incorporated  herein by reference to Exhibit
                10.4 to the Company's  Current Report on Form 8-K filed on November 3,
                2004).

     +10.8   -- Registration  Rights  Agreement dated as of October 29, 2004 among
                Carrizo Oil & Gas, Inc. and the Investors named therein  (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on
                Form   8-K   filed   on   November   3,   2004).

     +10.9   -- First  Amendment to Second  Amended and Restated  Credit  Agreement
                dated as of October 29,  2004 among  Carrizo  Oil & Gas,  Inc.,  CCBM,
                Inc.,  Hibernia  National  Bank and  Union  Bank of  California,  N.A.
                (incorporated  herein by reference  to Exhibit  10.6 to the  Company's
                Current  Report on Form 8-K filed on November  3, 2004).

     +10.10  -- Second  Amendment to Securities  Purchase  Agreement  dated as of
                October 29, 2004 among Carrizo Oil & Gas, Inc. and the Investors named therein  (incorporated  herein by  reference  to  Exhibit  10.7 to the
                Company's  Current  Report on Form 8-K  filed on  November  3,  2004).

     31.1    -- CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
                2002.

     31.2    -- CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
                2002.

     32.1    -- CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
                2002.

     32.2    -- CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of
                2002.

     99.1    -- Press Release dated November 15, 2004 Announcing Corrected Diluted
                Share Computations for the Second and Third Quarters 2004 (furnished, not filed, to the extent permitted by applicable rules).


+        Incorporated herein by reference as indicated.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    Carrizo Oil & Gas, Inc.
                                    (Registrant)



Date:  November 15, 2004            By:  /s/S. P. Johnson, IV
                                         --------------------
                                    President and Chief Executive Officer
                                    (Principal Executive Officer)



Date:  November 15, 2004            By:  /s/Paul F. Boling
                                         -----------------
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)