Form 10-K
period 2004-12-31
CARRIZO OIL & GAS INC
filed 2005-03-31
CIK 1040593

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

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                             COMMISSION NO. 0-22915

                             CARRIZO OIL & GAS, INC.
             (Exact name of registrant as specified in its charter)

              TEXAS                                               76-0415919
 (State or other jurisdiction of                               (I.R.S. Employer
  incorporation or organization)                             Identification No.)

1000 LOUISIANA STREET, SUITE 1500                                   77002
          Houston, Texas                                          (Zip Code)
  (Principal executive offices)

       Registrant's telephone number, including area code: (713) 328-1000

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

                                YES [X]   NO [ ]

     At June 30, 2004, the aggregate market value of the registrant's Common Stock held by non-affiliates of the registrant was approximately $159.4 million based on the closing price of such stock on such date of $10.21.

     At January 31, 2005, the number of shares outstanding of the registrant's Common Stock was 22,456,007.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive proxy statement for the Registrant's 2005 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2004.

================================================================================

                                TABLE OF CONTENTS

PART I....................................................................    2
   Item 1. and Item 2. Business and Properties............................    2
   Item 3. Legal Proceedings..............................................   24
   Item 4. Submission of Matters to a Vote of Security Holders............   24
   Executive Officers of the Registrant...................................   24
PART II...................................................................   25
   Item 5. Market for Registrant's Common Stock, Related Shareholder
      Matters and Issuer Purchases of Equity Securities...................   25
   Item 6. Selected Financial Data........................................   26
   Item 7. Management's Discussion and Analysis of Financial Condition
      and Results of Operations...........................................   28
   Item 7A. Qualitative and Quantitative Disclosures About Market Risk....   51
   Item 8. Financial Statements and Supplementary Data....................   52
   Item 9. Changes In and Disagreements With Accountants on Accounting
      and Financial Disclosure............................................   52
   Item 9A. Controls and Procedures.......................................   52
   Item 9B. Other Information.............................................   52
PART III..................................................................   52
   Item 10. Directors and Executive Officers of the Registrant............   52
   Item 11. Executive Compensation........................................   52
   Item 12. Security Ownership of Certain Beneficial Owners and
      Management and Related Shareholder Matters..........................   53
   Item 13. Certain Relationships and Related Transactions................   53
   Item 14. Principal Accountant Fees and Services........................   53
PART IV...................................................................   53
   Item 15. Exhibits and Financial Statement Schedules....................   53

PART I

ITEM 1. AND ITEM 2. BUSINESS AND PROPERTIES

GENERAL

     Carrizo Oil & Gas, Inc. ("Carrizo," the "Company" or "We") is an independent energy company engaged in the exploration, development and production of natural gas and oil. Our current operations are focused in proven, producing natural gas and oil geologic trends along the onshore Gulf Coast area in Texas and Louisiana, primarily in the Miocene, Wilcox, Frio and Vicksburg trends, and, since mid-2003, in the Barnett Shale area in North Texas. Our other interests include properties in East Texas, and a coalbed methane investment in the Rocky Mountains. Additionally, in 2003 we obtained licenses to explore in the U.K. North Sea.

     We have traditionally grown our production through our 3-D seismic-driven exploratory drilling program. Our compound production growth rate for the period December 31, 1999 through December 31, 2004 on an annualized basis was 14%. From our inception through December 31, 2004, we participated in the drilling of 373 wells (119.7 net) with a success rate of approximately 70% in our onshore Gulf Coast area and 100% in the Barnett Shale area in North Texas. Exploratory wells accounted for 86% of the total wells we drilled. Our total proved reserves as of December 31, 2004 were an estimated 109.3 Bcfe with a PV-10 Value of $208.6 million. During 2004, we added a record 47.3 Bcfe to proved reserves and produced a record 8.3 Bcfe. We have traditionally financed the majority of our drilling activity through internal cash flow generated primarily from oil and natural gas production sales revenue.

     As a main component of our business strategy, we have acquired licenses for over 9,200 square miles of 3-D seismic data for processing and evaluation. Historically, we either (1) sought to acquire seismic permits from landowners that included options to lease the acreage prior to conducting proprietary surveys or (2) participated in 3-D group shoots in which we typically sought to obtain leases or farm-ins rather than lease options. Since 2001, we have been able to increase the size of our 3-D seismic holdings in our onshore Gulf Coast area by approximately 84% to over 7,500 square miles, in large part by taking advantage of very favorable pricing available for nonproprietary data from libraries of seismic companies. Since 2003, we have also grown our 3-D seismic holdings in the Barnett Shale area to over 123 square miles.

     One of our primary strengths is the experience of our management and technical staff in the development, processing and analysis of this 3-D seismic data to generate and drill natural gas and oil prospects. Our technical and operating employees have an average of over 20 years of industry experience, in many cases with major and large independent oil and gas companies, including Shell Oil, Ocean Energy, ARCO, Conoco, Burlington Resources, Vastar, Pennzoil and Tenneco. Analyzing and reprocessing our 3-D seismic database, our highly qualified technical staff is continually adding to and refining our substantial inventory of drilling locations.

     We believe that our utilization of large-scale 3-D seismic surveys and related technology allows us to create and maintain a multiyear inventory of high-quality exploration prospects in the Gulf Coast area. As of December 31, 2004, we had 159,496 gross acres in Texas and Louisiana under lease or lease option (all references to acres under lease in this Form 10-K also include lease option acres unless otherwise indicated), including 109,129 net acres in our onshore Gulf Coast area, predominantly all covered by 3-D seismic data, and 44,835 gross acres in our Barnett Shale area. On this leased acreage, we have identified: (1) over 155 potential exploratory drilling locations in our onshore Gulf Coast area, including over 78 additional extension opportunities, depending on the success of our initial drilling activities on those locations and (2) over 200 potential exploratory and development horizontal drilling locations in the Barnett Shale area. The vast majority of our 3-D seismic data covers productive geological trends in our onshore Gulf Coast area, where we have made 223 completions as a result of our utilization and evaluation of this data.

     In our onshore Gulf Coast area, most of our drilling targets prior to 2000 were shallow (from 4,000 to 7,000 feet), normally pressured reservoirs that generally involved moderate cost (typically $0.3 million to $0.4 million per completed well) and risk. Since then, the depth of many of the wells that we have drilled, as well as our current drilling prospects, are deeper, over-pressured targets with greater economic potential but generally higher cost (typically $1.0 million to $4.0 million per completed well) and risk. We seek to sell a portion of these deeper prospects to reduce our exploration risk and financial exposure while retaining significant upside potential. More recently, we have begun to retain larger percentages of, and increased our exposure to, higher cost, higher potential wells. We used a portion of the $23.3 million of net proceeds from our February 2004 public offering to increase our percentage of and exposure to these wells.

     In mid-2003, we became active in the Barnett Shale area in North Texas (primarily in the Tarrant, Parker, Denton, Johnson, Hill and Erath counties). Improvements in fracture techniques in recent years have dramatically changed the economics of producing reserves in the Barnett Shale, which is now considered one of the most active natural gas plays in North America. The reserve profile from the typical productive wells we drill in the Barnett Shale area is noteably longer-lived compared to the typical reserve profile from our wells drilled in our onshore Gulf Coast area.

     We are drilling both vertical and horizontal wells in the Barnett Shale area. Typical costs to drill and complete are $550,000 for vertical wells and $1.5 to $2.5 million for horizontal wells. Our Barnett wells generally have target depths of 6,000 to 8,000 feet. During 2004, we held an average 40 percent, usually non-operated, working interest participation in the Barnett wells drilled. For wells drilled in 2005, we plan to retain larger working interests, generally ranging between 50 and 100 percent, and to operate a majority of the wells drilled.

     Accordingly, we believe that continued development of producing reserves in the Barnett Shale play will have the potential to lengthen our overall average reserve life and, on balance, add a long-lived cash flow stream to help fund our future capital exploration and development program. In our Barnett Shale area through December 31, 2004, we had acquired approximately 30,717 net acres, drilled 33 gross (13.7 net) wells and increased our total proved reserves in the Barnett Shale area to 31.7 Bcfe. As of March 1, 2005, our current net production in the Barnett Shale area was estimated at 4.0 MMcfe/d and we had increased our leasehold and option position to over 35,000 net acres.

     As of December 31, 2004, we operated 92 producing oil and gas wells, which accounted for 50% of the onshore Gulf Coast area producing wells in which we had an interest.

     During 2001, through our wholly-owned subsidiary, CCBM, Inc. ("CCBM"), we acquired 50% of the working interests held by Rocky Mountain Gas, Inc. ("RMG") in approximately 107,000 net mineral acres prospective for coalbed methane located in the Powder River Basin in Wyoming and Montana. Subsequently, we participated in the acquisition and/or drilling of 77 gross wells (21 net) before jointly contributing with RMG a majority of our coalbed methane property interests and operations into a newly, formed company, Pinnacle Gas Resources, Inc. ("Pinnacle"). In exchange for the assets contributed, CCBM and RMG each received a 37.5% common stock ownership in Pinnacle and options to purchase additional common stock, or on a fully diluted basis, CCBM and RMG each received a 26.9% interest in Pinnacle. Simultaneously with the contribution of these assets, Credit Suisse First Boston Private Equity entities (the "CSFB Parties") contributed $17.6 million cash along with a future cash commitment to Pinnacle in exchange for common stock, warrants and preferred stock equal to a 46.2% interest on a fully diluted basis. In February 2004, the CSFB Parties contributed additional funds of $11.8 million into Pinnacle to continue funding the 2004 development program which increased their ownership to 66.7% on a fully diluted basis should we and RMG each elect not to exercise our available options. See "The Pinnacle Transaction" for more information on this transaction.

     Historically, the business operations and development program of Pinnacle has not required us to provide any further capital infusion. In March 2005, Pinnacle acquired additional undeveloped acreage with an undisclosed company which would also significantly increase Pinnacle's development program budget in 2005. Accordingly, CCBM and the other Pinnacle shareholders have the option to participate in the equity contribution into Pinnacle needed to finance the acquisition and the related development program in 2005. Should we elect to maintain our proportionate ownership interest in Pinnacle, we estimate that we would be required to contribute $2.5 million. If CCBM opts not to contribute any or all of its share of the equity contribution, its fully diluted ownership in Pinnacle would be reduced. CCBM plans to contribute $2.5 million in April 2005, its share of the equity capital needed to close the acquisition and fund part of the additional development program. There can be no assurance regarding CCBM's level of participation in future equity contributions needed, if any. On March 29, 2005, we elected to participate and contribute $2.5 million to Pinnacle in exchange for warrants and preferred stock.

     In addition to our interest in Pinnacle, CCBM has maintained interests in approximately 162,489 gross acres at the end of 2004 in the Castle Rock coalbed methane project area in Montana and the Oyster Ridge project area in Wyoming. During 2004, we opted to exercise our right to cancel one-half of the remaining note payable to RMG, or approximately $300,000, in exchange for assigning one-half of our mineral interest in the Oyster Ridge leases to RMG.

     Certain terms used herein relating to the oil and natural gas industry are defined in "Glossary of Certain Industry Terms" below.

BUSINESS STRATEGY

Growth Through the Drillbit

     Our objective is to create shareholder value through the execution of a business strategy designed to capitalize on our strengths. Key elements of our business strategy include:

     - Grow Primarily Through Drilling. We are pursuing an active technology-driven exploration drilling program. We generate exploration prospects through geological and geophysical analysis of 3-D seismic and other data. Our ability to successfully define and drill exploratory prospects is demonstrated by our exploratory drilling success rate in the onshore Gulf Coast area of 84% over the last three years and a 100% drilling success rate in our Barnett Shale area since inception in 2003. During 2005, we are drilling or plan to drill approximately 34 wells (14.4 net) in the onshore Gulf Coast area and 37 wells (24.0 net) in the Barnett Shale area. We have planned approximately $85.0 to $90.0 million for capital expenditures in 2005, $70.0 million of which we expect to use for drilling activities in the onshore Gulf Coast and Barnett Shale areas.

     - Focus on Prolific and Industry-Proven Trends. We focus our activities both in the prolific onshore Gulf Cost area where our management, our technical staff and our field operations teams have significant prior experience and in the industry-proven Barnett Shale trend in which our wells have generally longer-lived reserves. Although we have broadened our areas of operations to include the Rocky Mountains and the U.K. North Sea, we plan to focus a majority of our near-term capital expenditures in the onshore Gulf Coast area, where we believe our accumulated data and knowledge base provide a competitive advantage, and in the Barnett Shale area where we have acquired a significant acreage position and accumulated a large drillsite inventory.

     - Aggressively Evaluate 3-D Seismic Data and Acquire Acreage to Maintain a Large Drillsite Inventory. We have accumulated and continue to add to a multiyear inventory of 3-D seismic and geologic data along the prolific producing trend of the onshore Gulf Coast area and industry-proven trend of the Barnett Shale area. In 2004, we added approximately [463] square miles of newly released 3-D and seismic data. We believe our utilization of large-scale 3-D seismic surveys and related technology provides us with the opportunity to maximize our exploration success in both the onshore Gulf Coast and Barnett Shale areas. As of December 31, 2004, we had accumulated licenses for approximately 9,200 square miles of 3-D seismic data and identified over 355 drilling locations and extension opportunities (comprised of 155 locations in the onshore Gulf Coast area, and approximately 200 locations in the Barnett Shale area) including 277 locations currently under lease or in the process of being leased (comprised of 77 locations in the onshore Gulf Coast area and 200 locations in the Barnett Shale area).

     - Maintain a Balanced Exploration Drilling Portfolio. We seek to balance our drilling program between projects with relatively lower risk and moderate potential and drilling prospects that have relatively higher risk and substantial potential. We believe we have furthered this strategy through the expansion of the Barnett Shale operations in which our wells generally have longer-lived reserves and generally lower risk/lower reward than our average onshore Gulf Coast area wells. We will continue to expand our exploratory drilling portfolio, including lease acquisitions with exploration potential.

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

     - Retain and Incentivize a Highly Qualified Technical Staff. We employ 18 natural gas and oil professionals, including geophysicists, petrophysicists, geologists, petroleum engineers and production and reservoir engineers, who have an average of over 20 years of experience. This level of expertise and experience gives us an in-house ability to apply advanced technologies to our drilling and production activities, including our extensive experience in fracturing and horizontal drilling technologies. Our technical staff is granted stock options and participates in an incentive bonus pool based on production resulting from our exploratory successes.

EXPLORATION APPROACH

     In the onshore Gulf Coast area, our exploration strategy has generally been to accumulate large amounts of 3-D seismic data along primarily prolific, producing trends after obtaining options to lease areas covered by the data. In the case of our Barnett Shale area, our exploration strategy has been to accumulate significant leasehold positions in the proximity of known or emerging pipeline infrastructures, followed by the acquisition and processing of 3-D seismic data. We use 3-D seismic data to identify or evaluate prospects before drilling the prospects that fit our risk/reward criteria. We typically seek to explore in locations within our areas of expertise that we believe have (1) longer-lived, reserve-proven trends, such as the Barnett Shale trend, (2) numerous accumulations of normally pressured reserves at shallow depths and in geologic traps that are difficult to define without the interpretation of 3-D seismic data or (3) the potential for large accumulations of deeper, over-pressured reserves.

     As a result of the increased availability of economic onshore 3-D seismic surveys and the improvement and increased affordability of data interpretation technologies, we have relied almost exclusively on the interpretation of 3-D seismic data in our exploration strategy. We generally do not invest any substantial portion of the drilling costs for an exploration well without first interpreting 3-D seismic data. The principal advantage of 3-D seismic data over traditional 2-D seismic analysis is that it affords the geoscientist the ability to interpret a three dimensional cube of data as compared to interpreting between widely separated two dimensional vertical profiles. Consequently, the geoscientist is able to more fully and accurately evaluate prospective areas, improving the probability of drilling commercially successful wells in both exploratory and development drilling.

     Even in the relatively lower-risk, reserve-proven trends, such as the Barnett Shale trend, 3-D seismic data interpretation is instrumental in our exploration approach, significantly reducing geologic risk and allowing optimized reserve development.

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

     We have also participated in 3-D data licensing swaps, whereby we transfer license rights to certain proprietary 3-D data we own in exchange for license rights to other 3-D data within our areas, thus allowing us to obtain access to additional 3-D data within our onshore Gulf Coast area at either minimal or no out-of-pocket cash cost. Since 2001, we also have made significant purchases of 3-D data from the libraries of seismic companies at favorable pricing.

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

     In late 2002, we acquired (or obtained the right to acquire) an additional 2,750 square miles of 3-D seismic data in our onshore Gulf Coast area. This data was primarily either recently merged and reprocessed data sets or former proprietary data sets newly released to industry. Specific operating areas to which new data were added as a result of the late 2002 data acquisition include
(1) 450 square miles of newly reprocessed 3-D data to the Matagorda project area, (2) 167 square miles of newly released 3-D data to the Liberty Project area, (3) 239 square miles to the Wilcox project area and (4) 826 square miles of newly reprocessed 3-D data to the South Louisiana project area. These data acquisitions consist of existing nonproprietary data sets obtained from seismic companies at what we believe to be attractive pricing.

     In late 2004, we entered into a 3-D seismic data acquisition program, which includes a joint venture partner that shares in a portion of the costs and results of the seismic shoot, covering an approximate 95 square mile area in our onshore Gulf Coast area located in Liberty County, Texas. This seismic survey project and the related processed data are expected to be completed in the second quarter of 2005. We also entered into a 3-D seismic data acquisition program in late 2004 to complete seismic shoots over significant acreage positions in our Barnett Shale area, covering an estimated 195 square miles by year-end 2005.

     We maintain a flexible and diversified approach to project identification by focusing on the estimated financial results of a project area rather than limiting our focus to any one method or source for obtaining leads for new project areas. Our current project areas result from leads developed primarily by our internal staff. Additionally, we monitor competitor activity and review outside prospect generation by small, independent "prospect generators," or our joint venture partners. We complement our exploratory drilling portfolio through the use of these outside sources of project generation and typically retain operation rights. Specific drill-sites are typically chosen by our own geoscientists.

OPERATING APPROACH

     Our management team has extensive experience in the development and management of exploration projects along the Texas and Louisiana Gulf Coast. We believe that the experience of our management in the development, processing and analysis of 3-D projects and data in the onshore Gulf Coast area is a core competency to our continued success. Additionally, we believe that the experience we have gained in the Barnett Shale area, along with our extensive experience in fracturing and horizontal drilling technologies, will play a significant part in our future success.

     We generally seek to obtain lease operator status and control over field operations, and in particular seek to control decisions regarding 3-D survey design parameters and drilling and completion methods. As of December 31, 2004, we operated 92 producing oil and natural gas wells. Although we initially did not act as operator for most of our projects in the Barnett Shale area, we now generally seek to control operations for most new exploration and development in that area, taking advantage of our technical staff experience in horizontal drilling and hydraulic fracturing.

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

     We seek to use advanced production techniques to exploit and expand our reserve base. Following the discovery of proved reserves, we typically continue to evaluate our producing properties through the use of 3-D seismic data to locate undrained fault blocks and identify new drilling prospects and perform further reserve analysis and geological field studies using computer aided exploration techniques. We have integrated our 3-D seismic data with reservoir characterization and management systems through the use of geophysical workstations which are compatible with industry standard reservoir simulation programs.

SIGNIFICANT PROJECT AREAS

     This section is an explanation and detail of some of the relevant project groupings from our overall inventory of productive wells, seismic data and prospects. Our operations are focused primarily in the onshore Gulf Coast area extending from South Louisiana to South Texas and the Barnett Shale trend in North Texas. Our other areas of interest are in East Texas, the Rocky Mountains and the U.K. North Sea. The table below highlights our main areas of activity:

                            3-D PROJECT SUMMARY CHART

                             AS OF DECEMBER 31, 2004

                           PRODUCTIVE        3-D          NET
                           WELLS           SEISMIC     OPTIONS/   DRILLING CAPITAL EXPENDITURES
                         -------------       DATA       LEASED    -----------------------------
                         GROSS    NET    (SQ. MILES)     ACRES           2004   2005 PLAN
                         -----   -----   -----------   --------         -----   ---------
Onshore Gulf Coast:
   Wilcox ............     28      8.2      2,066        17,966         $ 9.2     $ 4.9
   Frio/Vicksburg ....     91     27.5      2,166         7,750           8.7       6.3
   Southeast Texas ...     11      4.4        881        17,275           7.0       4.8
   South Louisiana ...     10      3.0      1,887         4,752           8.9      17.4
Barnett Shale ........     38     13.8        123        30,717          15.1      35.0
East Texas ...........     45     43.9        503         1,449           1.7       1.6
Rocky Mountain .......     --       --        473        16,709           0.6        --
North Sea ............     --       --        153       209,613            --        --
Other Areas ..........     --       --       1005         7,151            --        --
                          ---    -----      -----       -------         -----     -----
   Total .............    223    100.8      9,257       313,382         $51.2     $70.0
                          ===    =====      =====       =======         =====     =====

----------
(1) We expect to seek additional financing to partially fund our exploration and development program in 2005. Accordingly, our 2005 capital spending program could decrease significantly if we do not obtain such financing. --See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ONSHORE GULF COAST AREA

     For purposes of presentation, we divide our onshore Gulf Coast area into four main producing areas: Wilcox, Frio/Vicksburg, Southeast Texas and South Louisiana. Our onshore Gulf Coast area generally contains geologically complex natural gas objectives well-suited for drilling using 3-D seismic evaluation.

     In our onshore Gulf Coast area, we have identified over 155 exploratory drilling opportunities on acreage we have under lease or have an option to lease, including over 78 additional extension opportunities, depending on the success of our initial drilling activities on those locations. We plan to spend approximately $35.0 million on drilling expenditures in 2005, comprised of approximately 34 wells (14.4 net). We also plan to spend $5 million to purchase and reprocess 3-D seismic surveys during 2005.

TEXAS - WILCOX AREAS

     We have licenses for approximately 2,066 square miles of 3-D seismic data and 17,966 net acres of leasehold in the Wilcox trend in Texas. From January 1, 2001 through December 31, 2004, we drilled and completed 33 wells (10.9 net) on 39 attempts in this area. We incurred capital expenditures of $9.2 million and drilled 11 wells (4.6 net) in the Texas Wilcox area in 2004 and expect to devote approximately $4.9 million to drill nine wells (3.5 net) in this area in 2005. As of March 1, 2005, we have identified over 25 exploratory drilling locations, with an additional 37 potential extension opportunities, in the Wilcox trend over which we have licenses for 3-D seismic data and leased acreage. Approximately 12 of the 25 exploratory locations we have identified are relatively lower risk and generally shallower with the remainder being relatively higher risk and deeper with greater upside potential.

TEXAS FRIO/VICKSBURG/YEGUA AREAS

     This combined trend area sometimes overlaps but is generally closer to the Texas Gulf Coast than the Wilcox areas discussed above. In any particular target or prospect in this area, the Frio is the shallower formation, above the deeper Vicksburg and still deeper Yegua formations. We have licenses for a total of over 2,166 miles of 3-D seismic data and 7,750 net leasehold acres over this trend. Since 1999, we have focused primarily in Matagorda County, the location of the Providence Field, and in Brooks County, the location of the Encinitas Field.

     As of March 1, 2005, we have identified over 21 exploratory drilling locations with an additional 19 potential extension opportunities (depending on the success of our initial drilling activities on those locations) in the Frio/ Vicksburg trend area over which we have licenses for 3-D seismic data and leased acreage. Approximately 14 of the 21 exploratory locations we have identified are relatively lower risk and generally shallower with the remaining seven being relatively higher risk and deeper with greater upside potential.

     From January 1, 2001 through December 31, 2004, we drilled and completed 41 wells (9.3 net) in 46 attempts in this trend. We incurred capital expenditures of $8.7 million and drilled 16 wells (4.5 net) in the Frio/Vicksburg trend area in 2004 and expect to devote approximately $6.3 million to drill nine wells (2.7 net) in this area in 2005.

     Providence Field. We have licenses for over 540 square miles of 3-D data in and surrounding the Providence Field we discovered in 2001. Since the discovery well commenced production in January 2002, six wells have been drilled and successfully completed. Four of the wells had average production rates ranging from 14,339 to 17,669 Mcfe per day per well during the first 90 full days of production. The field has cumulative production as of December 31, 2004 of 18.0 Bcfe. We have working interests ranging from 35% to 45% in the leases in this field and operate four of the six wells.

     Encinitas Field. This field, the site of our first 3-D seismic survey in 1995, has 32 wells currently producing. Since 1996, we have participated in the drilling of 29 wells (5.4 net) in this area, 27 (4.9 net) of which were successfully completed. During 2004, we participated in the drilling of five wells, all of which were successfully completed. We expect to drill four wells (1.1 net) in 2005, with an additional eight well locations to be drilled thereafter. We expect to have a 27.5% working interest in those wells.

SOUTHEAST TEXAS AREAS

     The Southeast Texas area contains similar objective levels found in the Frio/Vicksburg/Yegua trend area. We separate this as a focus area because of the geographic concentration of our 3-D seismic data and because reservoirs in this area can display seismic amplitude anomalies. Seismic amplitude anomalies can be interpreted as an indicator of hydrocarbons, although these anomalies are not necessarily reliable as to hydrocarbon presence or productivity. We have acquired licenses for approximately 881 square miles of 3-D data over our Southeast Texas project area which is focused primarily on the Frio, Yegua, Cook Mountain and Vicksburg formations.

     As of March 1, 2005, we have identified over 22 exploratory drilling locations with an additional 12 potential extension locations in the Southeast Texas area over which we have licenses for 3-D seismic data. Approximately 18 of the 22 exploratory locations we have identified are relatively lower risk and generally shallower with the remaining four being relatively higher risk and deeper with greater upside potential.

     From January 1, 2001 to December 31, 2004, we participated in the drilling and completion of 13 wells (4.5 net) in 17 attempts in this area. We incurred capital expenditures of $7.0 million and drilled six wells (2.4 net) in the Southeast Texas area in 2004 and expect to devote approximately $4.8 million and drill five wells (1.7 net) in this area in 2005. The Liberty Project Area and Cedar Point Project Area have proven to be successful for us, and we expect that the Liberty Project Area will constitute a significant portion of our drilling program for 2005.

Liberty

     We have identified and leased prospects ranging from the Frio to the Cook Mountain formations within the 500 square miles of 3-D seismic data in the Liberty Project Area which now covers significant areas of Liberty and Hardin Counties, Texas. Since January 1, 2001, we have been successful on nine of 12 wells drilled. In 2002, we completed one well that produced an average of 9,787 Mcfe per day during the first 90 full days of production. We operate this well and own a 40% working interest. In 2003, we had another drilling success in this area with a well producing an average of 13,030 Mcfe per day during the first 90 full days of production. We operate this well and own a 46.3% working interest.

SOUTH LOUISIANA AREA

     The South Louisiana area primarily contains objectives in the Middle and Lower Miocene intervals. We have acquired licenses for approximately 1,887 square miles of 3-D data and approximately 4,752 net acres of leasehold. The 3-D seismic data sets are concentrated in one general area including St. Mary, Terrebonne and LaFourche Parishes.

     Currently, we have identified over nine exploratory drilling locations with an additional ten potential extension locations in the South Louisiana area over which we have licenses for 3-D seismic data. Four of the nine exploratory locations we have identified are relatively lower risk and generally shallower with the other five being relatively higher risk and deeper with greater upside potential. From January 1, 2001 to December 31, 2004, we drilled and completed nine wells (2.5 net) on 14 attempts in this area. We incurred capital expenditures of $8.9 million and drilled four wells (1.7 net) in the South Louisiana area in 2004 and expect to devote approximately $17.8 million to drill ten wells (6.0 net) in this area in 2005.

LaRose

     During 2002, we successfully drilled and completed an offset well to the discovery well in this area. We operate the two wells and own a 40% working interest. The discovery well produced at an average of 15,581 Mcfe per day during the first 90 full days of production. We plan to participate in one additional well (0.2 net) in the general area during 2005.

BARNETT SHALE TREND

     We began active participation in the Barnett Shale play in the Fort Worth Basin on acreage located west of the city of Fort Worth, Texas in mid-2003. In 2003, we acquired leases on approximately 4,100 net acres and invested $0.9 million to drill six wells (2.6 net), two of which were completed and producing and four of which were awaiting pipeline hookup at year end. Net production from the two online wells (0.6 net) was a combined 380 Mcfe per day at year end in 2003.

     In February 2004 we purchased specified wells and leases in the Barnett Shale trend in Denton County, Texas from a private company for $8.2 million. These non-operated properties have an average 39 percent working interest. The acquisition included 21 existing gross wells (6.7 net) and interests in approximately 1,500 net acres, which we expect to provide another 31 gross drill sites.

     During 2004, we drilled 33 additional wells (13.7 net) and acquired an additional 26,617 net acres, increasing our acreage at the end of 2004 to 30,717 net acres (primarily in Tarrant, Parker, Denton, Johnson, Hill and Erath counties). 17 out of those gross wells were on-line producing at year-end and the remaining 16 wells are awaiting completion and pipeline hookup. 28 of the drilled wells in 2004 were non-operated, with relatively low working interests. In the second half of 2004, we initiated our operated drilling program and we anticipate the majority of our activity going forward will focus on company operated acreage.

     We are continuing to expand our leasehold acquisition in this trend. Production at the end of 2004 and at March 1, 2005 was approximately 2,800 Mcfe/d and 3,500 Mcfe/d, respectively. Net proved reserves have grown from 1.6 Bcfe in December 31, 2003 to 31.7 Bcfe at December 31, 2004.

EAST TEXAS AREA

     The East Texas area encompasses multiple objectives, including the Wilcox and Cotton Valley intervals. We are focused on the Camp Hill Field, a Wilcox steam flood project in Anderson County, and the Tortuga Grande Prospect, a Cotton Valley sand opportunity. We have licenses for over 500 square miles of 3-D seismic data in the East Texas area and 1,449 net acres under lease.

     We expect to invest $1.6 million to drill nine (7.7 net) wells in this region in 2005.

     Camp Hill Project. We own interests in approximately 600 gross acres in the Camp Hill field in Anderson County, Texas. We currently operate all of these leases. During the year ended December 31, 2004, the project produced an average of 56 Bbls/d of 19 API gravity oil. The wells produce from a depth of 500 feet and utilize a tertiary steam drive as an enhanced oil recovery process. Although efficient at maximizing oil recovery, the steam drive process is relatively expensive to operate because natural gas or produced crude is burned to create the steam injectant. Lifting costs during the year ended December 31, 2004 averaged $19.87 per barrel ($3.31 per Mcfe). In response to high fuel gas prices, steam injection was reduced in mid-2000. Because profitability increases when natural gas prices drop relative to oil prices, the project is a natural hedge against decreases in natural gas prices relative to oil prices. The oil produced, although viscous, commands a higher price (an average premium of $1.00 per Bbl during the year ended December 31, 2004) than West Texas intermediate crude due to its suitability as a lube oil feedstock. As of December 31, 2004, we had 8.6 MMBbls of proved oil reserves in this project, with 969 MBbls of oil reserves currently developed. We have from time to time chosen to delay development of our proved undeveloped reserves in the Camp Hill Field in East Texas in favor of (1) pursuing shorter-term exploration projects with potentially higher rates of return, (2) adding to our lease position in this field and (3) further evaluating additional economic enhancements for this field's development. "See Risk Factors - Our reserve data and estimated discounted future net cash flows are estimates based on assumptions that may be inaccurate and are based on existing economic and operating conditions that may change in the future." The proved undeveloped reserves at the Camp Hill Field constitute 41.8% of our proved reserves and account for 27.7% of our present value of net future revenues from proved reserves as of December 31, 2004. We anticipate drilling additional wells and increasing steam injection to develop the proved undeveloped reserves in this project, with the timing and amount of expenditures dependent on the relative prices of oil and natural gas. We are currently drilling with one rig and plan to spend approximately $0.6 million drilling eight gross (7.2 net) wells in 2005. The planned Camp Hill development expenditures represent a relatively small portion of the Company's total capital expenditures budgeted in 2005. We continue to invest the majority of our 2005 budgeted capital expenditures in our Barnett Shale and onshore Gulf Coast areas where the rates of return are traditionally higher. This is due in large measure to significantly higher lifting costs associated with Camp Hill oil production. We have an average working interest of approximately 90% in this field and an approximate net revenue interest of 73%.

     Tortuga Grande Prospect. In March 2004 we finalized an agreement to operate the re-entry of an abandoned Cotton Valley test well that calculates on logs to have over 230 feet of sands with possible production. At the time the well was originally drilled, the predecessor owner/operator perforated the objective interval and tested gas but in uneconomic volumes. This well was drilled before newer fracturing technologies were developed that could have increased flow rates and during a period when gas prices were significantly lower. Although this attempted completion flowed gas at uneconomic rates, we expect to drill another exploratory well in 2005 in a better structural position. We believe there are over ten potential extension development locations on our acreage that may be prospective.

WYOMING/MONTANA COALBED METHANE PROJECT AREA

Rocky Mountain Region

     As discussed below under "--Pinnacle Transaction," in the second quarter of 2003, we contributed to Pinnacle our Powder River Basin properties in the Clearmont, Kirby, Arvada and Bobcat project areas located in Wyoming and Montana. At the end of 2004, we also own direct interests in approximately 162,489 gross acres of coalbed methane properties in the Castle Rock project area in Montana and the Oyster Ridge project area in Wyoming that were not contributed to Pinnacle, but we currently have no proved reserves of, and are no longer receiving revenue from, coalbed methane gas other than through Pinnacle.

     In February 2004, the CSFB Parties contributed additional funds of $11.8 million into Pinnacle to continue funding the 2004 development program which will increase their ownership to 66.7% on a fully diluted basis should we and RMG each elect not to exercise our available options. See "-The Pinnacle Transaction" for more information on this transaction.

     By 2004 year end, Pinnacle had completed the acquisition and/or drilling of 486 wells (or approximately 276 net). All of the wells encountered coal accumulations and are apparent successes in various stages of development and/or stages of production. Coalbed methane wells typically first produce water in a process called dewatering and then, as the water production declines, begin producing methane gas at an increasing rate. As the wells mature, the production peaks and begins declining.

     See "Regulation - Coalbed Methane Proceedings in Montana" for a description of certain regulatory proceedings affecting coalbed methane drilling in Montana.

OTHER PROJECT AREAS

U.K. North Sea Region

     We have been awarded seven acreage blocks, consisting of one "Traditional" and three "Promote" licenses, in the United Kingdom's 21st Round of Licensing. The awarded blocks, to explore for natural gas and oil totaling 209,613 acres, are located within mature producing areas of the Central and Southern North Sea in water depths of 30 to 350 feet. The Promote licenses do not have drilling commitments and have two-year terms. The Traditional license will be canceled after four years if we or our assignee elects not to commit to drilling a well. We believe our U.K. North Sea interest is a natural extension to our technical analyses, portfolio and business plan. The U.K. North Sea includes proven hydrocarbon trends with established technological expertise, available large 3-D seismic datasets and significant exploration potential. We plan to promote our interests to other parties experienced in drilling and operating in this region. Geological and geophysical costs will be incurred in an attempt to maximize the value of our retained interest. Our estimated project commitments for 2005 are $0.2 million, largely for data processing.

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

OIL AND NATURAL GAS RESERVES

     The following table sets forth our estimated net proved oil and natural gas reserves and the PV-10 Value of such reserves as of December 31, 2004. The reserve data and the present value as of December 31, 2004 were prepared by Ryder Scott Company, DeGolyer and MacNaughton and Fairchild & Wells, Inc., Independent Petroleum Engineers. For further information concerning Ryder Scott's, DeGolyer and MacNaughton's and Fairchild's estimate of our proved reserves at December 31, 2004, see the reserve reports included as exhibits to this Annual Report on Form 10-K. The PV-10 Value was prepared using constant prices as of the calculation date, discounted at 10% per annum on a pretax basis, and is not intended to represent the current market value of the estimated oil and natural gas reserves owned by us. For further information concerning the present value of future net revenue from these proved reserves, see Note 15 of Notes to Consolidated Financial Statements.

                                                        PROVED RESERVES
                                              ----------------------------------
                                              DEVELOPED   UNDEVELOPED     TOTAL
                                              ---------   -----------   --------
                                                    (DOLLARS IN THOUSANDS)
Oil and condensate (MBbls)                        1,459       7,658        9,117
Natural gas (MMcf)                               28,066      26,555       54,621
Total proved reserves (MMcfe)                    36,823      72,505      109,328
PV-10 Value(1)(2)                              $116,413     $92,197     $208,610

----------
(1) The PV-10 Value as of December 31, 2004 is pre-tax and was determined by using the December 31, 2004 sales prices, which averaged $41.18 per Bbl of oil, $5.68 per Mcf of natural gas. This measure is common in our industry and is a market indicator of performance.

(2) Future income taxes and present value discounted (10%) future income taxes were $108.3 and $58.9 million, respectively. Accordingly, the after-tax PV-10 Value of Total Proved Reserves (or "Standardized Measure of Discounted Future Net Cash Flows") is $149.7 million.

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

OIL AND NATURAL GAS RESERVE REPLACEMENT

     Finding and developing sufficient amounts of natural gas and crude oil reserves at economical costs are critical to our long-term success. Given the inherent decline of hydrocarbon reserves resulting from the production of those reserves, it is important for an exploration and production company to demonstrate a long-term trend of more than offsetting produced volumes with new reserves that will provide for future production. Management uses the reserve replacement ratio, as defined below, as an indicator of our ability to replenish annual production volumes and grow our reserves, thereby providing some information on the sources of future production. We believe reserve replacement information is frequently used by analysts, investors and others in the industry to evaluate the performance of companies like ours. The reserve replacement ratio is calculated by dividing the sum of reserve additions from all sources (revisions, extensions, discoveries, and other additions and acquisitions) by the actual production for the corresponding period. The values for these reserve additions are derived directly from the proved reserves table above. We do not use unproved reserve quantities in calculating our reserve replacement ratio. It should be noted that the reserve replacement ratio is a statistical indicator that has limitations. As an annual measure, the ratio is limited because it typically varies widely based on the extent and timing of new discoveries and property acquisitions. Its predictive and comparative value is also limited for the same reasons. In addition, since the ratio does not take into consideration the cost of timing of future production of new reserves, it cannot be used as a measure of value creation. The ratio does not distinguish between changes in reserve quantities that are producing and those that will require additional time and funding to begin producing In that regard, it might be noted that percentage of reserves that were producing varied from 13.6% in 2002, to 11.2% in 2003 to 17.2% in 2004. Set forth below is our reserve replacement ratio for the year ended December 31, 2004, 2003 and 2002.

                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                        2002   2003   2004
                                                        ----   ----   ----
Reserve Replacement Ratio                               163%   203%   568%

VOLUMES, PRICES AND OIL & NATURAL GAS OPERATING EXPENSE

     The following table sets forth certain information regarding the production volumes of, average sales prices received for and average production costs associated with our sales of oil and natural gas for the periods indicated. The table includes the cash impact of hedging activities.

                                                         YEAR ENDED DECEMBER 31,
                                                        ------------------------
                                                         2002     2003     2004
                                                        ------   ------   ------
Production volumes
   Oil (MBbls)                                             401      450      309
   Natural gas (MMcf)                                    4,801    4,763    6,462
   Natural gas equivalent (MMcfe)                        7,207    7,463    8,319
Average sales prices
   Oil (per Bbl)                                        $24.94   $28.90   $38.78
   Natural gas (per Mcf)                                  3.50     5.35     6.07
   Natural gas equivalent (per Mcfe)                      3.72     5.16     6.18
Average costs (per Mcfe)
   Camp Hill operating expenses                         $ 2.50   $ 3.45   $ 3.31
   Other operating expenses                               0.44     0.58     0.59
   Total operating expenses(1)                            0.68     0.90     1.01

----------
(1) Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), workover costs and the administrative costs of production offices, insurance and property and severance taxes.

FINDING AND DEVELOPMENT COSTS

     The table below reconciles our calculation of finding cost to our costs incurred in the purchase of proved and unproved properties and in development and exploration activities, excluding capitalized interest on unproved properties of $3.1 million, $2.9 million and $2.9 million for the years ended December 31, 2002, 2003 and 2004, respectively. We have also included capitalized overhead in our finding cost of $1.0 million, $1.4 million and $1.7 million for the years ended December 31, 2002, 2003 and 2004, respectively. We have also included non-cash asset retirement obligations of $0.7 and $0.5 million for the years ended December 31, 2003 and 2004, respectively.

                                                       YEAR ENDED DECEMBER 31,
                                                     ---------------------------
                                                       2002      2003      2004
                                                     -------   -------   -------
                                                            (IN THOUSANDS)
Acquisition costs:
   Unproved properties contributed to Pinnacle       $ 1,323   $    --   $    --
   Other unproved properties                           5,079     7,280    21,831
   Proved properties                                     660        --     8,357
Exploration                                           14,194    23,745    39,181
Development                                            2,351       112    12,697
Asset retirement obligation                               --       744       529
                                                     -------   -------   -------
   Total costs incurred                              $23,607   $31,881   $82,595
                                                     =======   =======   =======
Less unproved properties contributed to Pinnacle       1,323        --        --
                                                     -------   -------   -------
Adjusted costs                                       $22,284   $31,881   $82,595
                                                     =======   =======   =======
Total proved reserves added                           11,761    15,138    47,294
                                                     -------   -------   -------
Average all-sources finding cost (per Mcfe) (1)      $  1.89   $  2.11   $  1.75
                                                     =======   =======   =======

----------
(1) Our all-sources finding cost excludes the coalbed methane unproved property costs we contributed as a minority investment to Pinnacle Gas Resources, Inc. in June 2003 and, accordingly, is no longer included in our consolidated operations.

     For the three year period ended December 31, 2004, our total adjusted costs for development, exploration and acquisition activities was approximately $136.8 million. Total exploration, development and acquisition activities for the three year period ended December 31, 2004 have added approximately 74.2 Bcfe of net proved reserves at an all-sources finding cost of $1.84 per Mcfe.

     Our finding and development cost computation excludes net additions/reductions to total future development costs with respect to proved undeveloped properties necessary to convert those properties into proved developed properties of ($0.8), $0.7 and $39.8 million at December 31, 2002, 2003 and 2004, respectively, and includes total additions to proved undeveloped reserves of 3.7, 2.9 and 27.6 Bcfe for the years ended December 31, 2002, 2003 and 2004, respectively. Accordingly, had we included future development costs in our computations, the average all-sources finding costs would have been $1.82, $2.15 and $2.59 for the years ended December 31, 2002, 2003 and 2004, respectively.

     Our all-source finding cost measure is a measure with limitations. Consistent with industry practice, our finding and development costs have historically fluctuated on a year-to-year basis based on a number of factors including the extent and timing of new discoveries and property acquisitions. Due to the timing of proved reserve additions and timing of the related costs incurred to find and develop our reserves, our all-sources finding cost measure often includes quantities of reserves for which a majority of the costs of development have not yet been incurred. Conversely, the measure also often includes costs to develop proved reserves that had been added in earlier years. Finding and development costs, as measured annually, may not be indicative of our ability to economically replace oil and natural gas reserves because the recognition of costs may not necessarily coincide with the addition of proved reserves. Our all-sources finding costs may also be calculated differently than the comparable measure for other oil and gas companies.

DEVELOPMENT, EXPLORATION AND ACQUISITION CAPITAL EXPENDITURES

     The following table sets forth certain information regarding the gross costs incurred in the purchase of proved and unproved properties and in development and exploration activities.

                                                       YEAR ENDED DECEMBER 31,
                                                     ---------------------------
                                                       2002      2003      2004
                                                     -------   -------   -------
                                                            (IN THOUSANDS)
Acquisition costs
   Unproved prospects                                $ 6,402   $ 7,280   $21,831
   Proved properties                                     660        --     8,357
Exploration                                           14,194    23,745    39,181
Development                                            2,351       112    12,697
Asset retirement obligation                               --       744       529
                                                     -------   -------   -------
      Total costs incurred(1)                        $23,607   $31,881   $82,595
                                                     =======   =======   =======

----------
(1) Excludes capitalized interest on unproved properties of $3.1 million, $2.9 million and $2.9 million for the years ended December 31, 2002, 2003, and 2004, respectively, and includes capitalized overhead of $1.0 million, $1.4 million and $1.7 million for the years ended December 31, 2002, 2003 and 2004 respectively. The table also includes non-cash asset retirement obligations of $0.7 and $0.5 million, respectively, for the year ended December 31, 2003 and 2004, respectively.

DRILLING ACTIVITY

     The following table sets forth our drilling activity for the years ended December 31, 2002, 2003 and 2004. In the table, "gross" refers to the total wells in which we have a working interest and "net" refers to gross wells multiplied by our working interest therein. Our drilling activity from January 1, 1996 to December 31, 2004 has resulted in a commercial success rate of approximately 73%.

                                                YEAR ENDED DECEMBER 31,
                                      ------------------------------------------
                                          2002           2003           2004
                                      ------------   ------------   ------------
                                      GROSS    NET   GROSS    NET   GROSS    NET
                                      -----   ----   -----   ----   -----   ----
Exploratory Wells
   Productive                           16     5.6     33     9.2     39    14.9
   Nonproductive                         3     1.1      5     0.8      6     3.7
                                       ---     ---    ---    ----    ---    ----
      Total                             19     6.7     38    10.0     45    18.6
                                       ===     ===    ===    ====    ===    ====
Development Wells
   Productive                            1     0.4      1     0.2     26     8.7
   Nonproductive                        --      --     --      --     --      --
                                       ---     ---    ---    ----    ---    ----
      Total                              1     0.4      1     0.2     26     8.7
                                       ===     ===    ===    ====    ===    ====

     At December 31, 2003 and 2004, we had ownership in 12 and 11 gross (3.2 and 2.7 net) wells, respectively, with dual completion in single bore holes. The above table excludes 77 gross (29 net) wells drilled or acquired by CCBM through 2003, a majority of which were contributed to Pinnacle during 2003. The table also excludes 12 gross (2.3 net) wells drilled by CCBM during 2004. The wells contributed to Pinnacle are in various stages of development and/or stages of production. See "Wyoming/Montana Coalbed Methane Project Area" above.

PRODUCTIVE WELLS

     The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of December 31, 2004. This table excludes all wells drilled or acquired by CCBM through 2003, a majority of which were contributed to Pinnacle in that year.

                                        COMPANY
                                       OPERATED         OTHER          TOTAL
                                     ------------   ------------   -------------
                                     GROSS    NET   GROSS    NET   GROSS    NET
                                     -----   ----   -----   ----   -----   -----
Oil                                    53    36.6     10     3.7     63     40.3
Natural gas                            39    19.8    143    42.3    182     62.1
                                      ---    ----    ---    ----    ---    -----
   Total                               92    56.4    153    46.0    245    102.4
                                      ===    ====    ===    ====    ===    =====

ACREAGE DATA

     The following table sets forth certain information regarding our developed and undeveloped lease acreage as of December 31, 2004. Developed acres refers to acreage on which wells have been drilled or completed to a point that would permit production of oil and gas in commercial quantities. Undeveloped acreage refers to acreage on which wells have not been drilled or completed to a point that would permit production of oil and gas in commercial quantities whether or not the acreage contains proved reserves.

                     DEVELOPED ACREAGE   UNDEVELOPED ACREAGE         TOTAL
                     -----------------   -------------------   -----------------
                       GROSS     NET       GROSS      NET       GROSS      NET
                      ------   ------     -------   -------    -------   -------
North Sea                 --       --     209,613   209,613    209,613   209,613
Louisiana              3,027      986       4,845     3,766      7,872     4,752
Texas                 36,656   12,674     112,881    51,489    149,537    64,163
Montana/Wyoming           --       --     138,705    10,763    138,705    10,763
Other                     --       --       7,618     1,143      7,618     1,143
                      ------   ------     -------   -------    -------   -------
   Total              39,683   13,660     473,662   276,774    513,345   290,434
                      ======   ======     =======   =======    =======   =======

     The table does not include 32,809 gross and 17,002 net acres under lease option that we had a right to acquire in Texas, pursuant to various seismic and lease option agreements at December 31, 2004. Under the terms of our option agreements, we typically have the right for a period of one year, subject to extensions, to exercise our option to lease the acreage at predetermined terms. Our lease agreements generally terminate if producing wells have not been drilled on the acreage within a period of three years. Further, the table does not include 23,784 gross and 5,946 net acres under lease option in Wyoming that CCBM has the right to earn pursuant to certain drilling obligations and other predetermined terms.

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

     Our marketing objective is to receive the highest possible wellhead price for our product. We are aided by the presence of multiple outlets near our production in the Texas and Louisiana onshore Gulf Coast area and the Barnett Shale area. We take an active role in determining the available pipeline alternatives for each property based on historical pricing, capacity, pressure, market relationships, seasonal variances and long-term viability.

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

     Our operations are also subject to various conservation laws and regulations. These regulations govern the size of drilling and spacing units or proration units, the density of wells that may be drilled in natural gas and oil properties and the unitization or pooling of natural gas and oil properties. In this regard, some states (including Louisiana) allow the forced pooling or integration of tracts to facilitate exploration while other states (including Texas) rely primarily or exclusively on voluntary pooling of lands and leases. In areas where pooling is primarily or exclusively voluntary, it may be more difficult to form units and therefore more difficult to develop a project if the operator owns less than 100% of the leasehold. In addition, state conservation laws establish maximum rates of production from natural gas and oil wells, generally prohibit the venting or flaring of natural gas and impose specified requirements regarding the ratability of production. The effect of these regulations may limit the amount of natural gas and oil we can produce from our wells and may limit the number of wells or the locations at which we can drill. The regulatory burden on the natural gas and oil industry increases our costs of doing business and, consequently, affects our profitability. Because these laws and regulations are frequently expanded, amended and reinterpreted, we are unable to predict the future cost or impact of complying with such regulations.

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

Oil Price Controls and Transportation Rates

     Our sales of oil, condensate and natural gas liquids are not currently regulated and are made at market prices. The price we receive from the sale of these products may be affected by the cost of transporting the products to market. Much of that transportation is through interstate common carrier pipelines. Effective as of January 1, 1995, the FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to specified conditions and limitations. These regulations may tend to increase the cost of transporting natural gas and oil liquids by interstate pipeline, although the annual adjustments may result in decreased rates in a given year. These regulations generally have been approved on judicial review. Every five years, the FERC must examine the relationship between the annual change in the applicable index and the actual cost changes experienced in the oil pipeline industry. The first such review was completed in 2000 and on December 14, 2000, the FERC reaffirmed the current index. Following a successful court challenge of these orders by an association of oil pipelines, on February 24, 2003 the FERC increased the index slightly for the current five-year period, effective July 2001. The next review is scheduled in July 2005. Another FERC proceeding, that may impact oil pipeline transportation costs, relates to an ongoing proceeding to determine whether and to what extent oil pipelines should be permitted to include in their transportation rates an allowance for income taxes attributable to non-corporate partnership interests. We are not able at this time to predict the effects, if any, of these regulations on the transportation costs associated with oil production from our oil-producing operations.

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

     We generate waste that may be subject to the federal Resource Conservation and Recovery Act ("RCRA") and comparable state statutes. The U.S. Environmental Protection Agency ("EPA") and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous waste. Furthermore, certain waste generated by our natural gas and oil operations that are currently exempt from treatment as "hazardous waste" may in the future be designated as "hazardous waste" and therefore become subject to more rigorous and costly operating and disposal requirements.

     We currently own or lease numerous properties that for many years have been used for the exploration and production of natural gas and oil. Although we believe that we have implemented appropriate operating and waste disposal practices, prior owners and operators of these properties may not have used similar practices, and hydrocarbons or other waste may have been disposed of or released on or under the properties we own or lease or on or under locations where such waste have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other waste was not under our control. These properties and the waste disposed thereon may be subject to the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), RCRA and analogous state laws as well as state laws governing the management of natural gas and oil waste. Under these laws, we could be required to remove or remediate previously disposed waste (including waste disposed of or released by prior owners or operators) or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--We are subject to various governmental regulations and environmental risks."

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

Coalbed Methane Proceedings in Montana

     The issuance of new coalbed methane drilling permits in Montana was halted temporarily pending the Federal Bureau of Land Management's ("BLM") approval of a final record of decision on Montana's Resource Management Plan environmental impact statement and the Montana Department of Environmental Quality's approval of a statewide oil and gas environmental impact statement. These two program approvals were obtained in April and August of 2003, respectively. Environmental groups initiated six lawsuits, challenging these program approvals. On February 22, 2005, the Federal District Court for the District of Montana issued an opinion in Northern Plains Resource Council v. BLM and a companion case vacating BLM's approval of the state plan and remanding the plan to BLM for further consideration. The Court left open the issue of what, if any, injunctive relief should be granted in light of this ruling. Although this decision could result in a suspension of the state's authority to issue new drilling permits or could effect the continued viability of existing permits in Montana, we believe that the decisions by the Federal Bureau of Land Management and the State of Montana ultimately will be upheld on appeal and/or BLM's reconsideration will address the Court's concerns and new coalbed methane development will continue to be authorized in Montana. There can be no assurance that any new permits will be obtained in a given time period or at all.

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

CUSTOMERS

     We sold oil and natural gas production representing more than 10% of our oil and natural gas revenues for the year ended December 31, 2004 to Cokinos Natural Gas Company (17%), Texon L.P. (13%) and WMJ Investments Corp. (12%); for the year ended December 31, 2003 to WMJ Investments Corp. (16%), Cokinos Natural Gas Company (15%) and Gulfmark Energy, Inc. (14%); and for the year ended December 31, 2002 to Cokinos Natural Gas Company (12%) and Discovery Producer Services, LLC (10%). Because alternate purchasers of oil and natural gas are readily available, we believe that the loss of any of our purchasers would not have a material adverse effect on our financial results.

EMPLOYEES

     At December 31, 2004, we had 38 full-time employees, including six geoscientists and six engineers. We believe that our relationships with our employees are good.

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

PINNACLE TRANSACTION

Formation and Operations

     During the second quarter of 2003, we and Rocky Mountain Gas, Inc. ("RMG") each contributed our interests in certain natural gas and oil leases in Wyoming and Montana in areas prospective for coalbed methane to a newly formed joint venture, Pinnacle Gas Resources, Inc. In exchange for the contribution of these assets, we each received 37.5% of the common stock of Pinnacle and options to purchase additional Pinnacle common stock, or on a fully diluted basis, we each received an ownership interest in Pinnacle of 26.9%. At the end of 2004, we retained our interests in approximately 139,000 gross acres in the Castle Rock project area in Montana and the Oyster Ridge project area in Wyoming. We no longer have a drilling obligation in connection with the oil and natural gas leases contributed to Pinnacle. During 2004, we opted to exercise our right to cancel one-half of a remaining note payable to RMG, or approximately $300,000 in exchange for assigning one-half of our interest in the Oyster Ridge project area to RMG.

     Simultaneously with the contribution of these assets, affiliates and related parties of CSFB Private Equity ("CSFB") contributed approximately $17.6 million of cash to Pinnacle in return for redeemable preferred stock of Pinnacle, 25% of Pinnacle's common stock as of the closing date and warrants to purchase Pinnacle common stock. The CSFB parties currently have greater than 50% of the voting power of the Pinnacle capital stock through their ownership of Pinnacle common and preferred stock. Our Chairman, Steven A. Webster, is also Chairman of Global Energy Partners, Ltd., an affiliate of CSFB.

     In February 2004, the CSFB parties contributed additional funds of $11.8 million to continue funding the 2004 development program of Pinnacle. Assuming that we and RMG exercise our Pinnacle options, the CSFB parties' ownership interest in Pinnacle would be 54.6%, and we and RMG each would own 22.7%, on a fully diluted basis. On the other hand, assuming we and RMG each elect not to exercise our Pinnacle options, our interest, on a fully diluted basis, would each decline to 16.7%, and, concurrently, CSFB parties' ownership interest would increase to 66.7%. Our options are exercisable as long as we own Pinnacle common stock, but the exercise price increases by 15% every year.

     Immediately following its formation, Pinnacle acquired an approximate 50% working interest in existing leases and approximately 36,529 gross acres prospective for coalbed methane development in the Powder River Basin of Wyoming from an unaffiliated party for $6.2 million. At the time of the Pinnacle transaction, these wells were producing at a combined gross rate of approximately 2.5 MMcfd, or an estimated 1 MMcfd net to Pinnacle. At the end of 2004 Pinnacle's production was approximately 13 MMcfe/d gross (5.6 MMcfe/d net). In June 2004, Pinnacle fulfilled, $14.5 million funding commitment for future drilling and development costs on these properties on behalf of the third party prior to December 31, 2005. The drilling and development work will be done under the terms of an earn-in joint venture agreement between Pinnacle and Gastar. As of December 31, 2004, Pinnacle owned interests in approximately 170,000 gross acres (79,000 net) in the Powder River Basin.

     Historically, the business operations and development program of Pinnacle has not required us to provide any further capital infusion. In March 2005, Pinnacle acquired additional undeveloped acreage with an undisclosed company which would also significantly increase Pinnacle's development program budget in 2005. Accordingly, CCBM and the other Pinnacle shareholders have the option to participate in the equity contribution into Pinnacle needed to finance the acquisition and the related development program in 2005. Should we elect to maintain our proportionate ownership interest in Pinnacle, we estimate that we would be required to contribute $2.5 million. If CCBM opts not to contribute any or all of its share of the equity contribution, its fully diluted ownership in Pinnacle would be reduced. CCBM plans to contribute $2.5 million in April 2005, its share of the equity capital needed to close the acquisition and fund part of the additional development program. There can be no assurance regarding CCBM's level of participation in future equity contributions needed, if any. On March 29, 2005, we elected to participate and contribute $2.5 million to Pinnacle in exchange for warrants and preferred stock.

AVAILABLE INFORMATION

     Our website address is www.carrizo.cc. We make our website content available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K. We make available on this website, through a direct link to Securities and Exchange Commission's website at www.sec.gov, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials.

     You may also find information related to our corporate governance, board committees and company code of ethics at our website. Among the information you can find there is the following:

     -    Audit Committee Charter;

     -    Compensation Committee Charter;

     -    Nominating Committee Charter;

     -    Code of Ethics and Business Conduct; and

     -    Compliance Employee Report Line.

     We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Ethics and any waiver from a provision of our Code of Ethics by posting such information in our Corporate Governance section of our website at www.carrizo.cc.

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

     The following table sets forth certain information with respect to our executive officers.

       NAME            AGE                         POSITION
--------------------   ---   ---------------------------------------------------
S.P. Johnson IV.....    49   President, Chief Executive Officer and Director

Paul F. Boling......    51   Chief Financial Officer, Vice President, Secretary
                             and Treasurer

Gregory E. Evans....    55   Vice President of Exploration

J. Bradley Fisher...    44   Vice President and Chief Operating Officer(1)

Kendall A. Trahan...    54   Vice President of Land

-----------------
(1) Mr. Fisher became our Chief Operating Officer on March 29, 2005.


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

     Gregory E. Evans has served as Vice President of Exploration since March 2005. Prior to joining us, Mr. Evans was Vice President North America Onshore Exploration for Ocean Energy from 2001 to 2003. Prior to that time, he spent
19 years at Burlington Resources where he served as Chief Geophysicist North America during 1999 to 2000, Gulf of Mexico Deep Water Exploration Manager during 1998 to 1999 and Geoscience Manager for the Western Gulf of Mexico Shelf during 1996 to 1998. Between 1982 to 1996, Mr. Evans held various other technical and managerial positions with Burlington Resources, including Division Exploration Manager of both the Rocky Mountain Region as well as the Gulf Coast area. Mr. Evans received a B. S. in Geophysical Engineering from the Colorado School of Mines receiving the Cecil H. Green award for outstanding geophysical student.

     J. Bradley Fisher has served as Vice President and Chief Operating Officer since March 2005. Prior to that time, he served as Vice President of Operations since July 2000 and General Manager of Operations from April 1998 to June 2000. Prior to joining us, Mr. Fisher was the Vice President of Engineering and Operations for Tri-Union Development Corp. from August 1997 to April 1998. He spent the prior 14 years with Cody Energy and its predecessor Ultramar Oil & Gas Limited where he held various managerial and technical positions, last serving as Senior Vice President of Engineering and Operations. Mr. Fisher holds a B.S. degree in Petroleum Engineering from Texas A&M University.

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

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

     Our common stock, par value $0.01 per share, trades on the Nasdaq National Market under the symbol CRZO. The following table sets forth the high and low bid prices per share of our common stock on the Nasdaq National Market for the periods indicated. The sales information below reflects interdealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily represent actual transactions.

                                                                   HIGH     LOW
                                                                  ------   -----
2003:
   First Quarter ..............................................   $ 5.90   $4.50
   Second Quarter .............................................     6.88    4.25
   Third Quarter ..............................................     7.44    5.00
   Fourth Quarter .............................................     7.94    6.30
2004:

   First Quarter ..............................................     8.10    6.55
   Second Quarter .............................................    10.75    7.28
   Third Quarter ..............................................    10.57    7.80
   Fourth Quarter .............................................    11.57    9.20

     The closing market price of our common stock on March 1, 2005 was 14.92 per share. As of March 1, 2005, there were an estimated 36 record owners of our common stock.

      We have not paid any dividends on our common stock in the past and do not intend to pay such dividends in the foreseeable future. We currently intend to retain any earnings for the future operation and development of our business, including exploration, development and acquisition activities. Our credit facility and the terms of our senior subordinated notes and senior subordinated secured notes restrict our ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

     On March 22, 2005, Steven A. Webster exercised in full his warrant (the "Warrant") to purchase 84,211 shares of our common stock at a price of $5.94 per share. As a result of the cashless exercise of the Warrant, Mr. Webster received 54,669 shares of common stock upon exercise. The Warrant was initially issued by the Company in February 2002. In issuing the shares of common stock underlying the Warrant, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

     Our financial information set forth below for each of the five years ended December 31, 2004, has been derived from our audited consolidated financial statements. The information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Data.

                                                                         Year Ended December 31,
                                                         ----------------------------------------------------
                                                           2000       2001       2002       2003       2004
                                                         --------   --------   --------   --------   --------
                                                                 (In thousands, except per share data)
STATEMENT OF OPERATIONS DATA:
Oil and natural gas revenues                             $ 26,834   $ 26,226   $ 26,802   $ 38,508   $ 51,374
Costs and expenses:
   Oil and natural gas operating expenses                   4,941      4,138      4,908      6,724      8,392
   Depreciation, depletion and amortization                 7,170      6,492     10,574     11,868     15,464
   General and administrative                               3,143      3,333      4,133      5,639      7,191
   Accretion expense related to asset retirement               --         --         --         41         23
   Stock option compensation expense (income)                 652       (558)       (84)       313      1,064
                                                         --------   --------   --------   --------   --------
      Total costs and expenses                             15,906     13,405     19,531     24,585     32,134
                                                         --------   --------   --------   --------   --------
Operating income                                           10,928     12,821      7,271     13,923     19,240
Equity in loss of Pinnacle Gas Resources, Inc.                 --         --         --       (830)    (1,399)
Interest expense (income), net of amounts
   capitalized and interest income                            579        269         54        (19)      (622)
Other income and expenses, net                              1,482      1,777        274         29        506
                                                         --------   --------   --------   --------   --------
Income before income taxes                                 12,989     14,867      7,599     13,103     17,725
Income tax expense (benefit)                                1,004      5,336      2,809      5,063      6,871
                                                         --------   --------   --------   --------   --------
Income before cumulative effect of change
   in accounting principle                                 11,985      9,531      4,790      8,040     10,854
Dividends and accretion of discount on preferred stock         --         --        588        741        350
                                                         --------   --------   --------   --------   --------
Income available to common shareholders
   before cumulative effect of change
   in accounting principle                                 11,985      9,531      4,202      7,299     10,504
Cumulative effect of change in accounting principle            --         --         --       (128)        --
                                                         --------   --------   --------   --------   --------
Net income available to common shareholders              $ 11,985   $  9,531   $  4,202   $  7,171   $ 10,504
                                                         ========   ========   ========   ========   ========
Basic earnings per common share                          $   0.85   $   0.68   $   0.30   $   0.50   $   0.53
                                                         ========   ========   ========   ========   ========
Diluted earnings per common share                        $   0.74   $   0.57   $   0.26   $   0.43   $   0.48
                                                         ========   ========   ========   ========   ========
Basic weighted average shares outstanding                  14,028     14,059     14,158     14,312     19,958
Diluted weighted average shares outstanding                16,256     16,731     16,148     16,744     21,818

STATEMENTS OF CASH FLOW DATA:
Net cash provided by operating activities                $ 15,906   $ 22,669   $ 18,572   $ 33,631   $ 32,501
Net cash used in investing activities                     (15,211)   (29,942)   (22,747)   (29,673)   (80,295)
Net cash provided by (used in) financing activities        (3,823)     2,292      5,682     (5,379)    50,140

OTHER OPERATING DATA:
Capital expenditures                                     $ 19,746   $ 38,264   $ 23,343   $ 31,930   $ 83,892
Debt repayments (1)                                         3,923      5,479      8,745      5,951     13,737

                                                             AS OF DECEMBER 31,
                                            ---------------------------------------------------
                                              2000      2001       2002       2003       2004
                                            -------   --------   --------   --------   --------
BALANCE SHEET DATA:
Working capital (deficit)                   $ 6,433   $   (582)  $ (1,442)  $(11,817)  $ (9,138)
Property and equipment, net                  72,129    104,132    120,526    135,273    205,482
Total assets                                 93,000    117,392    135,388    156,803    234,035
Long-term debt, including current
   maturities                                34,556     38,188     39,495     36,253     62,974
Convertible participating preferred stock        --         --      6,373      7,114         --
Total equity                                 52,939     63,204     66,816     76,072    120,859

----------
(1)  Debt repayments include amounts refinanced.

     Forward Looking Statements. The statements contained in all parts of this document, (including any portion attached hereto) including, but not limited to, those relating to our schedule, targets, estimates or results of future drilling, including the number, timing and results of wells, budgeted wells, increases in wells, the timing and risk involved in drilling follow-up wells, expected working or net revenue interests, planned expenditures, prospects budgeted and other future capital expenditures, risk profile of oil and gas exploration, acquisition of 3-D seismic data (including number, timing and size of projects), planned evaluation of prospects, probability of prospects having oil and natural gas, expected production or reserves, increases in reserves, acreage, working capital requirements, hedging activities, the ability of expected sources of liquidity to implement our business strategy, future hiring, future exploration activity, production rates, potential drilling locations targeting coal seams, the outcome of legal challenges to new coalbed methane drilling permits in Montana, financing for our 2005 exploration and development program, all and any other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "budgeted," "planned," "targeted," "potential," "estimate," "expect," "may," "project," "believe" and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to our dependence on our exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, our dependence on our key personnel, factors that affect our ability to manage our growth and achieve our business strategy, risks relating to our limited operating history, technological changes, our significant capital requirements, the potential impact of government regulations, adverse regulatory determinations, including those related to coalbed methane drilling in Montana, litigation, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks, industry partner issues, availability of equipment, weather and other factors detailed herein and in our other filings with the Securities and Exchange Commission. Some of the factors that could cause actual results to differ from those expressed or implied in forward-looking statements are described under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors" and in other sections of this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement and we undertake no duty to update any forward looking statement.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     You should read this discussion together with the consolidated financial statements and other financial information included in this Form 10-K.

GENERAL OVERVIEW

     For the year ended December 31, 2004, we achieved record annual drilling success rates, levels of production, natural gas and oil revenues and our proved oil and gas reserves at the end of 2004 also reached a record level.

     Due to our drilling success, we produced a record 8.3 Bcfe in 2004 compared to 7.5 Bcfe in 2003. At the end of 2004, we also reached a record estimated proved reserves level of 109.3 Bcfe with 47.3 Bcfe of net additions for the year, replacing 568% of our 2004 production. See "Business and Properties - Natural Gas and Oil Reserve Replacement."

     In 2004, we drilled 71 wells (27.3 net), including 38 wells in the onshore Gulf Coast area and 33 wells in the Barnett Shale play, with a success rate of 92% compared to a success rate of 90% in 2003, in which we drilled 39 wells (10.2 net), in the onshore Gulf Coast and Barnett Shale areas combined. Between January 1, 2002 and December 31, 2004, 78% of our wells drilled were exploratory and 22% were developmental. In 2004, 63% of these wells were exploratory and 37% were developmental. This increase in our percentage of developmental wells reflects our increased activity in the Barnett Shale area, which has a relatively higher concentration of development well targets than the onshore Gulf Coast area.

     In 2004, our natural gas and oil revenues reached a record level at $51.4 million, and our net income available to common shareholders was $10.5 million, or $0.53 and $0.48 per basic and fully diluted share, respectively. In 2003, our natural gas and oil revenues were $38.5 million, and our net income available to common shareholders was $7.2 million, or $0.50 and $0.43 per basic and fully diluted share, respectively. These increases in natural gas and oil revenues and net income were attributable in part to the record levels of production discussed above and to higher commodity prices.

     Our financial results are largely dependent on a number of factors, including commodity prices. Commodity prices are outside of our control and historically have been and are expected to remain volatile. Natural gas prices in particular have remained volatile during the last few years. Commodity prices are affected by changes in market demands, overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. As a result, we cannot accurately predict future natural gas, natural gas liquids and crude oil prices, and therefore, cannot accurately predict revenues. In 2004, including the effects of hedging activities, our realized natural gas price was 14% higher and our realized oil price was 34% higher in 2004 than in 2003.

     Because natural gas and oil prices are unstable, we periodically enter into price-risk-management transactions such as swaps, collars, futures and options to reduce our exposure to price fluctuations associated with a portion of our natural gas and oil production and to achieve a more predictable cash flow. The use of these arrangements limits our ability to benefit from potential increases in the prices of natural gas and oil. Our hedging arrangements may apply to only a portion of our production and provide only partial protection against declines in natural gas and oil prices.

     We have continued to reinvest a substantial portion of our operating cash flows into funding our drilling program and increasing the amount of 3-D seismic data available to us. In 2005, we expect capital expenditures to be approximately $85 to $90 million, as compared to $82.6 million in 2004.

     At December 31, 2004, our debt-to-total book capitalization ratio was 34.3%, an increase from the 30.4% ratio at the end of 2003. This increase was primarily the result of: (1) an increase of $11 million in the amount borrowed under our revolving credit facility, (2) the issuance of the 10% Senior Subordinated Secured Notes and (3) a $1.6 million net increase related to the 9% Senior Subordinated Notes; partially offset by increases in shareholders' equity from (1) the $23.3 million of net proceeds from the public offering in February 2004 and (2) the $7.5 million preferred stock conversion to common stock in the second quarter 2004. The debt changes are described under "--Liquidity and Capital Resources--Financing Arrangements."

     Since our initial public offering, we have grown primarily through the exploration of properties within our project areas although we consider acquisitions from time to time and may in the future complete acquisitions that we find attractive.

2004 Public Offering

     In the first quarter of 2004, we completed the public offering of 6,485,000 shares of our common stock at $7.00 per share. The offering included 3,655,500 newly issued shares offered by us and 2,829,500 shares offered by certain existing stockholders. Our net proceeds of approximately $23.3 million from this offering were used: (1) to accelerate our drilling program, (2) to retain larger interests in portions of our drilling prospects that we otherwise would sell down (or for which we would seek joint partners), (3) to fund a portion of our activities in the Barnett Shale area and (4) for general corporate purposes. We did not receive any proceeds from the shares sold by the selling stockholders.

Barnett Shale Area

     In mid-2003, we became active in the Barnett Shale play located in Tarrant and Parker counties in Northeast Texas. Our activity accelerated as a result of the acquisition on February 27, 2004 of working interests and acreage in certain oil and gas wells located in the Newark East Field in Denton County, Texas in the Barnett Shale trend for $8.2 million (the "Barnett Shale Acquisition"). This acquisition included non-operated working interests in properties ranging from 12.5% to 45% over 3,800 gross acres, or an average working interest of 39%. The acquisition included 21 existing gross wells (6.7 net) and interests in approximately

1,500 net acres, which we expect will provide another 31 gross drill sites: five of which were drilled in 2004, 21 of which will target proved undeveloped reserves and five of which will be exploratory.

     Initially, we financed our Barnett Shale activities with our available cash on hand. Subsequently, we have financed a portion of our 2004 capital expenditure program for the Barnett Shale area with funds from the October 2004 issuance of the 10% Senior Subordinated Secured Notes. We are exploring a number of financing alternatives which may be used to partially fund our 2005 capital expenditure program for the Barnett Shale area. We may not be able to obtain such financing on terms that acceptable to us, or at all.

     In the Barnett Shale area, we drilled six gross wells (2.1 net) in 2003 and 33 gross wells (13.7 net) in 2004, all of which were successful. We plan to drill 37 gross wells (24.0 net) in this area in 2005, subject to obtaining additional financing to supplement our Credit Facility, additional Senior Secured Note financing available and achieving expected operating cash flows. At the end of 2004 our net production had risen to approximately 2.8 MMcfe/d with 38 gross wells on line and another 22 gross wells in various stages of testing, completion and awaiting pipeline hookup. At the end of February 2005 our estimated net production was 3.5 MMcfe/d.

     In addition to our drilling activity, we have continued to expand our Barnett Shale acreage position, growing our net leasehold acreage from approximately 4,100 to 30,700 to 35,000 acres, at the end of 2003, 2004 and February 2005, respectively. Similarly, we have increased our estimated number of developmental locations from four to 40 to 41 horizontal locations, at the end of 2003, 2004 and February 2005, respectively and we have increased our estimated number of exploratory drilling locations (horizontal) in the Barnett Shale area from 21 to 152 to 179 locations, at the end of 2003, 2004 and February 2005, respectively.

Pinnacle Gas Resources, Inc.

     During the second quarter of 2001, we acquired interests in natural gas and oil leases in Wyoming and Montana in areas prospective for coalbed methane and subsequently began to drill wells on those leases. During the second quarter of 2003, we contributed our interests in certain of these leases to a newly formed company, Pinnacle Gas Resources, Inc. ("Pinnacle"). In exchange for this contribution, we received 37.5% of the common stock of Pinnacle and options to purchase additional Pinnacle common stock. We account for our interest in Pinnacle using the equity method. As a result, our contributed operations and reserves are no longer directly reflected in our financial statements. In March 2004, Credit Suisse First Boston Private Equity Entities (the "CSFB Parties") contributed additional funds of $11.8 million into Pinnacle to fund its 2004 development program, which increased the CSFB Parties' ownership to 66.7% on a fully diluted basis assuming we and RMG each elect not to exercise our available options.

     In March 2005, Pinnacle entered into a purchase and sale agreement to acquire additional undeveloped acreage, which would also significantly increase its development program budget in 2005. CCBM and the other Pinnacle shareholders have the option to participate in the equity contribution into Pinnacle needed to finance this acquisition and its development program in 2005. Should we elect to maintain our proportionate ownership interest in Pinnacle, we estimate that we would be required to contribute $2.5 million. If CCBM opts not to participate, its fully diluted ownership in Pinnacle would be reduced. CCBM currently plans to purchase additional Pinnacle capital stock valued at $2.5 million in March 2005, its share of the first installment of the equity capital needed to fund the acquisition and part of the additional development program. There can be no assurance regarding CCBM's level of participation in future equity contributions, if any.

     In addition to our interest in Pinnacle, we have maintained interests in approximately 162,489 gross acres at the end of 2004 in the Castle Rock coalbed methane project area in Montana and the Oyster Ridge project area in Wyoming. During 2004, we opted to exercise our right to cancel one-half of the remaining note payable to RMG, or approximately $300,000, in exchange for assigning one-half of our mineral interest in the Oyster Ridge leases to RMG, leaving CCBM with a 25% working interest in this project area. See "Business and Properties--Pinnacle Transaction" for a description of this transaction. Our discussion of future drilling and capital expenditures does not reflect operations conducted through Pinnacle.

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

RESULTS OF OPERATIONS

Year Ended December 31, 2004 Compared to the Year Ended December 31, 2003

     Oil and natural gas revenues for 2004 increased 33% to $51.4 million from $38.5 million in 2003. Production volumes for natural gas in 2004 increased 36% to 6,462 MMcf from 4,763 MMcf in 2003. Realized average natural gas prices increased 14% to $6.09 per Mcf in 2004 from $5.35 per Mcf in 2003. Production volumes for oil in 2004 decreased 31% to 309 MBbls from 450 MBbls in 2003. The increase in natural gas production was primarily due to the commencement of production from the Beach House #1 and #2, the Peal Ranch wells, the Barnett Shale wells, the Shadyside #1 (which we later sold in February 2005), the new Encinitas wells and the LL&E #1, partially offset by the natural decline in production from the Hankamer #1, Espree #1, Staubach #1, Burkhart #1R, Pauline Huebner A-382 #1, Matthes Huebner #1, Pitchfork Ranch #1 and other wells. The decrease in oil production was due primarily to the natural decline of production at the Staubach #1, Burkhart #1R, Pauline Huebner A-382 #1, Beach House #1, Matthes Huebner #1, Hankamer #1 and Espree #1, partially offset by the commencement of production from the Delta Farms #1 workover, LL&E #1 and other wells. Oil and natural gas revenues include the impact of hedging activities as discussed below under "Volatility of Oil and Gas Prices."

     Average oil prices increased 34% to $38.78 per Bbl in 2004 from $28.90 per Bbl in 2003.

     The following table summarizes production volumes, average sales prices and operating revenues for our oil and natural gas operations for the years ended December 31, 2003 and 2004:

                                                                2004 PERIOD
                                                          COMPARED TO 2003 PERIOD
                                         DECEMBER 31,     -----------------------
                                      -----------------    INCREASE    % INCREASE
                                        2003      2004    (DECREASE)   (DECREASE)
                                      -------   -------   ----------   ----------
Production volumes-
   Oil and condensate (Mbbls)             450       309       (141)       (31%)
   Natural gas (MMcf)                   4,763     6,462      1,699         36%
Average sales prices- (1)
   Oil and condensate (per Bbl)       $ 28.90   $ 38.78    $  9.88         34%
   Natural gas (per Mcf)                 5.35      6.09       0.74         14%
Operating revenues (In thousands) -
   Oil and condensate                 $13,014   $12,000    $(1,014)        (8%)
   Natural gas                         25,494    39,374     13,880         54%
                                      -------   -------    -------
Total                                 $38,508   $51,374    $12,866         33%
                                      =======   =======    =======

----------
(1)  Including the impact of hedging.

     Oil and natural gas operating expenses for 2004 increased 25% to $8.4 million from $6.7 million in 2003. Oil and natural gas operating expenses increased primarily due to higher severance taxes of $0.7 million on higher commodity prices, while higher lifting costs of $0.9 million were attributable to the increased number of producing wells and in part due to higher ad valorem taxes. Operating expenses per equivalent unit in 2004 increased to $1.01 per Mcfe from $0.90 per Mcfe in 2003. The per unit cost increased primarily as a result of the higher costs noted above.

     Depreciation, depletion and amortization ("DD&A") expense for 2004 increased 30% to $15.4 million from $11.9 million in 2003. This increase was primarily due to the increased land, seismic and drilling costs added to the proved property cost base.

     General and administrative ("G&A") expense for 2004 increased 28% to $7.2 million from $5.6 million for 2003. The increase in G&A was due primarily to higher incentive compensation of $0.4 million, higher compensation costs of $0.2 million, higher professional fees of $0.7 million in connection with (1) the 2003 annual audit and Section 404 of the Sarbanes-Oxley Act compliance project ($0.5 million), and (2) discontinued refinancing projects ($0.2 million), and due to an increase in the allowance for doubtful accounts of $0.3 million.

     We recorded a $1.4 million after tax charge, or $0.06 per fully diluted share, on our minority interest in Pinnacle. Of this charge, $0.3 million relates to a valuation allowance for federal income taxes. It is likely that Pinnacle will continue to record a valuation allowance on the deferred federal tax benefit generated from the operating losses incurred during the early development stages of Pinnacle's coalbed methane project. Concurrently, we will record valuation allowances relative to our share of Pinnacle's financial results.

     Income taxes increased to $6.9 million in 2004 from $5.1 million in 2003 due to the increase in pre-tax income.

     Dividends and accretion of discount on preferred stock decreased to $0.4 million in 2004 from $0.7 million in 2003 as a result of the conversion of all of the Series B Preferred Stock into common stock during the second quarter of 2004.

     Net Income available to common shareholders before cumulative effect of change in accounting principle for 2004 increased to $10.5 million from $7.3 million in 2003 primarily as a result of the factors described above.

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

     The following table summarizes production volumes, average sales prices and operating revenues for our oil and natural gas operations for the years ended December 31, 2002 and 2003:

                                                                2003 PERIOD
                                                          COMPARED TO 2002 PERIOD
                                         DECEMBER 31,     -----------------------
                                      -----------------    INCREASE    % INCREASE
                                        2002      2003    (DECREASE)   (DECREASE)
                                      -------   -------   ----------   ----------
Production volumes-
   Oil and condensate (Mbbls)             401       450         49        12%
   Natural gas (MMcf)                   4,801     4,763        (38)       (1%)
Average sales prices- (1)
   Oil and condensate (per Bbl)       $ 24.94   $ 28.90    $  3.96        16%
   Natural gas (per Mcf)                 3.50      5.35       1.85        53%
Operating revenues (In thousands) -
   Oil and condensate                 $10,001   $13,014    $ 3,013        30%
   Natural gas                         16,801    25,494      8,693        52%
                                      -------   -------    -------
Total                                 $26,802   $38,508    $11,706        44%
                                      =======   =======    =======

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

     General and administrative ("G&A") expense for 2003 increased 36% to $5.6 million from $4.1 million for 2002. The increase in G&A was due primarily to higher incentive compensation of $0.6 million, executive severance of $0.3 million, increased legal and professional fees attributable to special projects and rising insurance costs of $0.1 million.

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

     Net income available to common shareholders before cumulative effect of change in accounting principle for 2003 increased to $7.3 million from $4.2 million in 2002 primarily as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

     During 2004, we made capital expenditures in excess of our net cash flows provided by operating activities, using the proceeds generated from our 2004 public offering, as described in "--General Overview--2004 Public Offering," and from our October 2004 sale of the 10% Senior Subordinated Secured Notes (the "Senior Secured Notes") . For future capital expenditures in 2005, we expect to use cash on hand and cash generated by operating activities, draws on the Credit Facility and additional sales of Senior Secured Notes to partially fund our planned drilling expenditures and fund leasehold costs and geological and geophysical costs on our exploration projects in 2005. We also continue to consider other financing alternatives to fund our 2005 capital expenditures program, including possible debt or equity financings.

     We may not be able to obtain adequate financing on terms that would be acceptable to us. If we cannot obtain adequate financing, we anticipate that we may be required to limit or defer our planned natural gas and oil exploration and development program, thereby adversely affecting the recoverability and ultimate value of our natural gas and oil properties.

     Our liquidity position was enhanced by our receipt of approximately $23.3 million in net proceeds from the completion of the 2004 public offering, the increase in availability of funds under the Credit Facility and the proceeds from the October 2004 sale of the Senior Secured Notes. Our other primary sources of liquidity have included funds generated by operations, proceeds from the issuance of various securities, including our common stock, preferred stock and warrants, and borrowings, primarily under revolving credit facilities and through the issuance of Senior Subordinated Notes. We also recently increased our liquidity through the sale of certain oil and gas properties for $9.0 million in the first quarter of 2005.

     Cash flows provided by operating activities were $18.6 million, $33.4 million and $32.5 million for 2002, 2003 and 2004, respectively. This increase in cash flows provided by operations in 2003 as compared to 2002 was due primarily to higher commodity prices and higher trade payables in 2003. The decrease in cash flows provided by operations in 2004 as compared to 2003 was primarily due to a smaller increase in trade payables, partially offset by higher operating income, generally due to record production and record commodity prices realized in 2004.

     Estimated maturities of long-term debt are $0.1 million in 2005, none in 2006, $18.0 million in 2007 and the remainder in 2008. The following table sets forth estimates of our contractual obligations as of December 31, 2004:

                                               PAYMENTS DUE BY YEAR
                                                  (IN THOUSANDS)
                                 -----------------------------------------------
                                                  2006 TO   2008 TO
                                  TOTAL    2005     2007      2009    THEREAFTER
                                 -------   ----   -------   -------   ----------
Long-Term Debt(1)                $64,961   $ 90   $18,032   $46,839     $   --
Operating Leases                   3,186    222       954       954      1,056
                                 -------   ----   -------   -------     ------
Total Contractual
   Cash Obligations              $68,147   $312   $18,986   $47,793     $1,056
                                 =======   ====   =======   =======     ======

----------
     (1)  Includes future accretion of discounts.

     We have planned capital expenditures in 2005 of approximately $85 to $90 million, of which $70.0 million is expected to be used for drilling activities in our project areas and the balance is expected to be used to fund 3-D seismic surveys, land acquisitions and capitalized interest and overhead costs. We plan to drill approximately 34 gross wells (14.4 net) in the onshore Gulf Coast area and 37 gross wells 24.0 net in our Barnett Shale and nine gross well (7.7 net) in our East Texas areas in 2005. As described above, we expect to seek additional financing to fund a portion of our acquisition, exploration and development program in 2005. If we are not successful in obtaining this financing, our capital expenditures could be reduced by $15 to $20 million in 2005. The actual number of wells drilled and capital expended is dependent upon available financing, cash flow, availability and cost of drilling rigs, land and partner issues and other factors. The planned capital expenditures do not include the additional contributions to Pinnacle as described under "-
General Overview - Pinnacle Gas Resources, Inc."

     We have continued to reinvest a substantial portion of our cash flows into increasing our 3-D prospect portfolio, improving our 3-D seismic interpretation technology and funding our drilling program. Oil and gas capital expenditures were $23.3 million, $31.9 million and $82.6 (including the Barnett Shale Acquisition) for 2002, 2003 and 2004, respectively. Our drilling efforts resulted in the successful completion of 17 gross wells (6.0 net) in 2002, 35 gross wells (9.4 net) in 2003, including six gross wells (2.1 net) in the Barnett Shale area, and 65 gross wells (23.6 net) in 2004 including 33 gross wells (13.7 net) in the Barnett Shale area . We also expect to make an additional $2.5 million equity contribution to Pinnacle. See "-Overview-Pinnacle Gas Resources, Inc."

     Since its inception, CCBM has spent $5.0 million for drilling costs through the end of 2004, 50% of which was applied pursuant to an obligation to fund $2.5 million of drilling costs on behalf of RMG. By December 31, 2004, CCBM had satisfied all of its drilling obligations on behalf of RMG.

     Through the end of 2004, Pinnacle has reported that it has drilled 241 gross wells since inception and estimates that 97% of these wells have been completed. Pinnacle reportedly added approximately 16.2 Bcfe of net proved reserves through development drilling through December 31, 2004, excluding the
10.6 Bcfe contributed or acquired at inception. Its gross operated production has increased by approximately 170% since its inception (to approximately 13 MMcf/d at December 31, 2004), and its total well count stands at 485 gross operated wells, according to Pinnacle. Because of the nature of coalbed methane wells that require an extended dewatering period before significant natural gas production, Pinnacle has not been able to complete its determination on commerciality of all of these wells.

OFF BALANCE SHEET ARRANGEMENTS

     We currently do not have any off balance sheet arrangements.

FINANCING ARRANGEMENTS

Credit Facility

     On September 30, 2004, we entered into a Second Amended and Restated Credit Agreement with Hibernia National Bank and Union Bank of California, N.A. (the "Credit Facility"), maturing on September 30, 2007. The Credit Facility amended, restated and extended our prior credit facility with Hibernia National Bank, amended and restated on December 12, 2002 (such prior facility herein referred to as the "Prior Credit Facility"). The Credit Facility provides for (1) a revolving line of credit of up to the lesser of the Facility A Borrowing Base and $75.0 million and (2) a term loan facility of up to the lesser of the Facility B Borrowing Base and $25.0 million. It is secured by substantially all of our assets and is guaranteed by our subsidiary.

     The Facility A Borrowing Bases will be determined by the lenders at least semi-annually on each November 1 and May 1. The Facility A Borrowing Base, under the Credit Facility, on September 30, 2004 and December 31, 2004 was $28 million and $30 million, respectively, of which $19.0 and $18.0 million, respectively, were drawn and outstanding. The Facility A Borrowing Base, under the Prior Credit Facility, on December 31, 2003 was $19.0 million, of which $7.0 million was drawn and outstanding. We used proceeds from the public offering in February 2004 to repay the outstanding balance under the Prior Credit Facility.

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

     At December 31, 2003 and 2004, no letters of credit were issued and outstanding under the Prior Credit Facility and the Credit Facility, respectively.

Rocky Mountain Gas Note

     In June 2001, CCBM issued a non-recourse promissory note payable in the amount of $7.5 million to RMG as consideration for certain interests in oil and natural gas leases held by RMG in Wyoming and Montana. The RMG note was payable in 41-monthly principal payments of $0.1 million plus interest at 8% per annum commencing July 31, 2001 with the balance due December 31, 2004. The RMG note was secured solely by CCBM's interests in the oil and natural gas leases in Wyoming and Montana. At December 31, 2003 and 2004, the outstanding principal balance of this note was $0.9 million and $0, respectively. In connection with our investment in Pinnacle, we received a reduction in the principal amount of the RMG note of approximately $1.5 million and relinquished the right to certain revenues related to the properties contributed to Pinnacle. In the second quarter of 2004, we opted to exercise our right to cancel one-half of the remaining note payable to RMG, or approximately $300,000, in exchange for assigning one-half of our mineral interest in the Oyster Ridge leases to RMG.

Capital Leases

     In December 2001, we entered into a capital lease agreement secured by certain production equipment in the amount of $0.2 million. The lease is payable in one payment of $11,323 and 35 monthly payments of $7,549 including interest at 8.6% per annum. In October 2002, we entered into a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $3,462 including interest at 6.4% per annum. In May 2003, we entered into a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $3,030 including interest at 5.5% per annum. In August 2003, we entered into a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $2,179 including interest at 6.0% per annum. We have the option to acquire the equipment at the conclusion of the lease for $1 under all of these leases. Depreciation on the capital leases for the years ended December 31, 2003 and 2004 amounted to $48,000 and $46,000, respectively, and accumulated depreciation on the leased equipment at December 31, 2003 and 2004 amounted to $78,000 and $0.1 million, respectively.

Senior Subordinated Notes and Related Securities

     In December 1999, we consummated the sale of $22.0 million principal amount of 9% Senior Subordinated Notes due 2007 (the "Subordinated Notes") and $8.0 million of common stock and warrants. We sold $17.6 million, $2.2 million, $0.8 million, $0.8 million and $0.8 million principal amount of Subordinated Notes; 2,909,092, 363,636, 121,212, 121,212 and 121,212 shares of our common stock and
2,208,152, 276,019, 92,006, 92,006 and 92,006 warrants to CB Capital Investors,
L.P. (now known as JPMorgan Partners (23A SBIC), L.P.), Mellon Ventures, L.P., Paul B. Loyd, Jr., Steven A. Webster and Douglas A.P. Hamilton, respectively. The Subordinated Notes were sold at a discount of $0.7 million, which is being amortized over the life of the notes. Interest payments are due quarterly commencing on March 31, 2000. As amended and described below, the Subordinated Notes allow us, by annual election and we have historically elected, to increase the amount of the Subordinated Notes by 60% of the interest which would otherwise be payable in cash through December 15, 2006. As a result, our cash obligation on the Subordinated Notes will increase significantly after December 2006. As of December 31, 2003 and 2004, the outstanding balance of the Subordinated Notes had been increased by $5.3 million and $6.8 million, respectively, for such interest paid in kind. Concurrently with the sale of the Subordinated Notes, we sold to the original purchasers 3,636,634 shares of our common stock at a price of $2.20 per share and warrants expiring in December 2007 to purchase up to 2,760,189 shares of our common stock at an exercise price of $2.20 per share. For accounting purposes, the warrants were valued at $0.25 each.

     In 2004, Mellon Ventures, L.P., JPMorgan Partners (23A SBIC), Steven A. Webster and Douglas A. P. Hamilton exercised warrants to purchase 276,019, 2,208,152, 92,006 and 92,006 shares of common stock, respectively, on a cashless exercise basis for a total of 205,692, 1,684,949, 70,205 and 70,205 shares of common stock, respectively, and Paul B. Loyd, Jr., exercised warrants to purchase 92,006 shares for a total of 92,006 shares of common stock. As a result, no warrants to purchase shares remain outstanding from the warrants originally issued in December 1999.

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

     We are subject to certain other covenants under the terms under the Subordinated Notes securities purchase agreement, including but not limited to,
(a) maintenance of a specified tangible net worth, (b) maintenance of a ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to quarterly Debt Service (as defined in the agreement) of not less than 1.00 to 1.00, (c) a limitation of our capital expenditures to an amount equal to our EBITDA for the immediately prior fiscal year (unless approved by our Board of Directors) and (d) a limitation on our Total Debt (as defined in the securities purchase agreement related to the Subordinated Notes) to 3.5 times EBITDA for any twelve month period.

Senior Subordinated Secured Notes

     On October 29, 2004, we entered into a Note Purchase Agreement (the "Senior Secured Notes Purchase Agreement") with PCRL Investments L.P. (the "Senior Secured Notes Purchaser"). Pursuant to the Senior Secured Notes Purchase Agreement, we may issue up to $28 million aggregate principal amount of our 10% Senior Subordinated Secured Notes due 2008 (the "Senior Secured Notes") for a purchase price equal to 90% of the principal amount of the Senior Secured Notes then issued. On October 29, 2004, the Senior Secured Notes Purchaser purchased $18 million aggregate principal amount of the Senior Secured Notes for a purchase price of $16.2 million. The debt discount is being amortized to interest expense using the effective interest method over the life of the notes. Subject to the satisfaction of certain conditions, we have an option to issue up to an additional $10 million aggregate principal amount of the Senior Secured Notes to the Senior Secured Notes Purchaser before October 29, 2006.

     The Senior Secured Notes are secured by a second lien on substantially all of our current proved producing reserves and non-reserve assets, guaranteed by our subsidiary, and subordinated to our obligations under the Credit Facility. The Senior Secured Notes bear interest at 10% per annum, payable quarterly on the 5th day of March, June, September and December of each year beginning March 5, 2005. The principal on the Senior Secured Notes is due December 15, 2008, and we have the option to prepay the Senior Secured Notes at any time. The Senior Secured Notes include an option that allows us to pay-in-kind 50% of the interest due until June 5, 2007 by increasing the principal due by a like amount. Subject to certain conditions, we have the option to pay the interest on and principal of (at maturity or upon prepayment) the Senior Secured Notes with our common stock, as long as the Secured Note Purchaser would not hold more than 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such payment. The value of such shares issued as payment on the Senior Secured Notes is determined based on 90% of the volume weighted average trading price during a specified period of days beginning with the date of the payment notice and ending before the payment date. Our issuance costs related to the transaction were $0.5 million.

     As contemplated by the Senior Secured Notes Purchase Agreement, we also entered into a registration rights agreement with the Secured Note Purchaser (the "Registration Rights Agreement"). In the event that we choose to issue shares of our common stock as payment of interest on the principal of the Senior Secured Notes, the Registration Rights Agreement provides registration rights with respect to such shares. We are generally required to file a resale shelf registration statement to register the resale of such shares under the Securities Act of 1933 (the "Securities Act") if such shares are not freely tradable under Rule 144(k) under the Securities Act. We are subject to certain covenants under the terms of the Registration Rights Agreement, including the requirement that the registration statement be kept effective for resale of shares subject to certain "blackout periods," when sales may not be made. In certain circumstances, including those relating to (1) delisting of our common stock, (2) blackout periods in excess of a maximum length of time, (3) certain failures to make timely periodic filings with the Securities and Exchange Commission, or (4) certain delays or failures to deliver stock certificates, we may be required to repurchase common stock issued as payment on the Senior Secured Notes and, in certain of these circumstances, to pay damages based on the market value of our common stock. In certain situations, we are required to indemnify the holders of registration rights under the Registration Rights Agreement, including, without limitation, for liabilities under the Securities Act.

     The Senior Secured Notes Purchase Agreement includes certain representations, warranties and covenants by the parties thereto. We are subject to certain covenants under the terms of the Senior Secured Notes Purchase Agreement, including, without limitation, the maintenance of the following financial covenants: (1) a maximum total recourse debt to EBITDA ratio of not more than 3.50 to 1.0, (2) a minimum EBITDA to interest expense ratio of 2.50 to 1.0, and (3) as of April 30, 2005, a minimum tangible net worth of $12.5 million in excess of our tangible net worth as of September 30, 2004. Upon a change of control, any holders of the Senior Secured Notes may require us to repurchase such holders' Senior Secured Notes at a price equal to the then outstanding principal amount of such Senior Secured Notes, together with all interest accrued on such Senior Secured Notes through the date of repurchase. The Senior Secured Notes Purchase Agreement also places restrictions on additional indebtedness, dividends to shareholders, liens, investments, mergers, acquisitions, asset dispositions, asset pledges and mortgages, repurchase or redemption for cash of our common stock, speculative commodity transactions and other matters. The Senior Secured Notes Purchaser is an affiliate of the Subordinated Notes Purchaser.

Series B Preferred Stock

     In February 2002, we consummated the sale of 60,000 shares of Series B Preferred Stock and 2002 Warrants to purchase 252,632 shares of common stock for an aggregate purchase price of $6.0 million. We sold $4.0 million and $2.0 million of Series B Preferred Stock and 168,422 and 84,210 warrants to Mellon Ventures, Inc. and Steven A. Webster, respectively. The Series B Preferred Stock was convertible into common stock by the investors at a conversion price of $5.70 per share, subject to adjustment for transactions including issuance of common stock or securities convertible into or exercisable for common stock at less than the conversion price, and is initially convertible into 1,052,632 shares of common stock. The approximately $5.8 million net proceeds of this financing were used to fund our ongoing exploration and development program and general corporate purposes. In the first quarter of 2004, Mellon Ventures exercised all 168,422 of its 2002 warrants on a cashless basis and received 36,570 shares which were sold in the 2004 public offering.

     Mellon Ventures, Inc. converted all of its Series B Preferred Stock (approximately 49,938 shares) into 876,099 shares of common stock on May 25, 2004. Steven A. Webster converted all of his Series B Preferred Stock (approximately 25,195 shares) into 442,026 shares of common stock on June 30, 2004. As a result, no shares of Series B Preferred Stock remain outstanding.

     The 2002 Warrants have a five-year term and originally entitled the holders to purchase up to 252,632 shares of our common stock at a price of $5.94 per share, subject to adjustment, and are exercisable at any time after issuance. As of December 31, 2004, 84,210 of the 2002 Warrants remained outstanding. For accounting purposes, the 2002 Warrants were valued at $0.06 per Warrant.

     Each of our series of warrants was exerciseable on a cashless basis at the option of the holder.

     On March 22, 2005, Steven A. Webster exercised in full his 2002 Warrants to purchase 84,211 shares of our common stock at a price of $5.94 per share. As a result of the cashless exercise of the 2002 Warrants, Mr. Webster received 54,669 shares of common stock upon exercise.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in its consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after June 15, 2005. The Company is in the process of determining the impact of the requirements of SFAS No. 123(R). The Company believes it is likely that the impact of the requirements of SFAS No. 123(R) will significantly impact the Company's future results of operations and continues to evaluate it to determine the degree of significance.

     In December 2004, SFAS No. 153, "Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29" is effective for fiscal years beginning after June 15, 2005. This Statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions" and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is expected to have no impact on the Company's consolidated financial statements.

     In October 2004, the SEC released SAB 106, which expresses the staff's views on the application of SFAS No. 143 by oil and gas producing companies following the full cost accounting method. SAB 106 provides interpretive responses related to computing the full cost ceiling to avoid double-counting the expected future cash outlays associated with asset retirement obligations, required disclosures relating to the interaction of SFAS No. 143 and the full cost rules, and the impact of SFAS No. 143 on the calculation of depreciation, depletion and amortization. The Company is in the process of determining the impact of the requirements of SAB 106.

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

     Significant estimates include volumes of oil and natural gas reserves used in calculation depletion of proved oil and natural gas properties, future net revenues and abandonment obligations, impairment of undeveloped properties, future income taxes and related assets/liabilities, bad debts, derivatives, contingencies and litigation. Oil and natural gas reserve estimates, which are the basis for unit-of-production depletion and the ceiling test, have numerous inherent uncertainties. The accuracy of any reserve estimate is a function of the quality of available date and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future.

     The significant estimates are based on current assumptions that may be materially effected by changes to future economic conditions such as the markets prices received for sales of volumes of oil and natural gas, interest rates, the market value of our common stock and corresponding volatility and our ability to generate future taxable income. Future changes to these assumptions may affect these significant estimates materially in the near term.

Oil and Natural Gas Properties

     We account for investments in natural gas and oil properties using the full-cost method of accounting. All costs directly associated with the acquisition, exploration and development of natural gas and oil properties are capitalized. These costs include lease acquisitions, seismic surveys, and drilling and completion equipment. We proportionally consolidate our interests in natural gas and oil properties. We capitalized compensation costs for employees working directly on exploration activities of $1.0 million, $1.4 million and $1.7 million in 2002, 2003 and 2004, respectively. We expense maintenance and repairs as they are incurred.

     We amortize natural gas and oil properties based on the unit-of-production method using estimates of proved reserve quantities. We do not amortize investments in unproved properties until proved reserves associated with the projects can be determined or until these investments are impaired. We periodically evaluate, on a property-by-property basis, unevaluated properties for impairment. If the results of an assessment indicate that the properties are impaired, we add the amount of impairment to the proved natural gas and oil property costs to be amortized. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rate per Mcfe for 2002, 2003 and 2004 was $1.41, $1.55 and $1.86, respectively.

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

     After discovering this computational error, the ceiling tests for all quarters since 1997 were recomputed and it was determined that no write-down of our oil and gas assets was necessary in any of the years from 1997 to 2003. However, based upon the oil and natural gas prices in effect on March 31, 2003 and September 30, 2003, the unamortized cost of oil and natural gas properties exceeded the cost center ceiling. As permitted by full cost accounting rules, improvements in pricing and/or the addition of proved reserves subsequent to those dates sufficiently increased the present value of our oil and natural gas assets and removed the necessity to record a write-down in these periods. Using the prices in effect and estimated proved reserves existing on March 31, 2003 and September 30, 2003, the after-tax write-down would have been approximately $1.0 million, and $6.3 million, respectively, had we not taken into account these subsequent improvements. These improvements at September 30, 2003 included estimated proved reserves attributable to our Shady Side #1 well, which we have since sold in February 2005. Because of the volatility of oil and gas prices, no assurance can be given that we will not experience a write-down in future periods.

     In connection with our year-end 2004 ceiling test computation, a price sensitivity study also indicated that a 20 percent increase in commodity prices at December 31, 2004 would have increased the pre-tax present value of future net revenues ("NPV") by approximately $56.5 million. Conversely, a 20 percent decrease in commodity prices at December 31, 2004 would have reduced our NPV by approximately $56.5 million. This would have caused our unamortized cost of proved oil and gas properties to exceed the cost pool ceiling, resulting in an after-tax write-down of approximately $2.7 million. The aforementioned price sensitivity and NPV is as of December 31, 2004 and, accordingly, does not include any potential changes in reserves due to first quarter 2005 performance, such as commodity prices, reserve revisions and drilling results.

     The Full Cost Ceiling cushion at the end of 2004 of approximately $32.5 million was based upon average realized oil and natural gas prices of $41.18 per Bbl and $5.68 per Mcf, respectively, or a volume weighted average price of $37.63 per BOE. This cushion, however, would have been zero on such date at an estimated volume weighted average price of $31.50 per BOE. A BOE means one barrel of oil equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids, which approximates the relative energy content of oil, condensate and natural gas liquids as compared to natural gas. Prices have historically been higher or substantially higher, more often for oil than natural gas on an energy equivalent basis, although there have been periods in which they have been lower or substantially lower.

     Under the full cost method of accounting, the depletion rate is the current period production as a percentage of the total proved reserves. Total proved reserves include both proved developed and proved undeveloped reserves. The depletion rate is applied to the net book value and estimated future development costs to calculate the depletion expense.

     We have a significant amount of proved undeveloped reserves, which are primarily oil reserves. We had 44.9 Bcfe and 72.5 Bcfe of proved undeveloped reserves, representing 64% and 66% of our total proved reserves at December 31, 2003 and 2004, respectively. As of December 31, 2003 and 2004, a portion of these proved undeveloped reserves, or approximately 43.9 Bcfe and 45.7, respectively, are attributable to our Camp Hill properties that we acquired in 1994. See "Business and Properties - East Texas Area -- Camp Hill Project" for further discussion of the Camp Hill properties. The estimated future development costs to develop our proved undeveloped reserves on our Camp Hill properties are relatively low, on a per Mcfe basis, when compared to the estimated future development costs to develop our proved undeveloped reserves on our other oil and natural gas properties. Furthermore, the average depletable life of our Camp Hill properties is considerably longer, or approximately 15 years, when compared to the depletable life of our remaining oil and natural gas properties of approximately 2.25 years. Accordingly, the combination of a relatively low ratio of future development costs and a relatively long depletable life on our Camp Hill properties has resulted in a relatively low overall historical depletion rate and DD&A expense. This has resulted in a capitalized cost basis associated with producing properties being depleted over a longer period than the associated production and revenue stream. It has also resulted in the build-up of nondepleted capitalized costs associated with properties that have been completely depleted. We expect our relatively low historical depletion rate to continue until the high level of nonproducing reserves to total proved reserves is reduced and the life of our proved developed reserves is extended through development drilling and/or the significant addition of new proved producing reserves through acquisition or exploration. If our level of total proved reserves, finding cost and current prices were all to remain constant, this continued build-up of capitalized costs increases the probability of a ceiling test write-down.

     We depreciate other property and equipment using the straight-line method based on estimated useful lives ranging from five to 10 years.

Oil and Natural Gas Reserve Estimates

     The reserve data included in this document are estimates prepared by Ryder Scott Company, DeGolyer and MacNaughton, and Fairchild & Wells, Inc., Independent Petroleum Engineers. Reserve engineering is a subjective process of estimating underground accumulations of hydrocarbons that cannot be measured in an exact manner. The process relies on judgment and the interpretation of available geologic, geophysical, engineering and production data. The extent, quality and reliability of this data can vary. The process also requires certain economic assumptions regarding drilling and operating expense, capital expenditures, taxes and availability of funds. The SEC mandates some of these assumptions such as oil and natural gas prices and the present value discount rate.

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

     Our rate of recording depreciation, depletion and amortization expense for proved properties is dependent on our estimate of proved reserves. If these reserve estimates decline, the rate at which we record these expenses will increase. A 10% increase or decrease in our proved reserves would have increased or decreased our depletion expense by 9.5% for the year ended December 31, 2004.

Derivative Instruments and Hedging Activities

     Upon entering into a derivative contract, we designate the derivative instruments as a hedge of the variability of cash flow to be received (cash flow hedge). Changes in the fair value of a cash flow hedge are recorded in other comprehensive income to the extent that the derivative is effective in offsetting changes in the fair value of the hedged item. Any ineffectiveness in the relationship between the cash flow hedge and the hedged item is recognized currently in income. Gains and losses accumulated in other comprehensive income associated with the cash flow hedge are recognized in earnings as oil and natural gas revenues when the forecasted transaction occurs. All of our derivative instruments at December 31, 2002, 2003 and 2004 were designated as cash flow hedges.

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

     For a discussion of the impact of changes in the prices of oil and gas on our hedging transactions, see "Volatility of Oil and Natural Gas Prices" below. Our Board of Directors sets all of our hedging policy, and reviews volumes, types of instruments and counterparties, on a quarterly basis. These policies are followed by management through the execution of trades by either the President or Chief Financial Officer after consultation and concurrence by the President, Chief Financial Officer and Chairman of the Board. The master contracts with the authorized counterparties identify the President and Chief Financial Officer as the only representatives authorized to execute trades. The Board of Directors also reviews the status and results of hedging activities quarterly.

Income Taxes

     Under Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "Accounting for Income Taxes," deferred income taxes are recognized at each year end for the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts based on tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. We routinely assess the realizability of our deferred tax assets. We consider future taxable income in making such assessments. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, it is reduced by a valuation allowance. However, despite our attempt to make an accurate estimate, the ultimate utilization of our deferred tax assets is highly dependent upon our actual production and the realization of taxable income in future periods.

Contingencies

     Liabilities and other contingencies are recognized upon determination of an exposure, which when analyzed indicates that it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of such loss is reasonably estimable.

VOLATILITY OF OIL AND NATURAL GAS PRICES

     Our revenues, future rate of growth, results of operations, financial condition and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent upon prevailing prices of oil and natural gas. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Natural gas and oil prices are highly volatile, and lower prices will negatively affect our financial results."

     We periodically review the carrying value of our oil and natural gas properties under the full cost accounting rules of the Commission. See "--Critical Accounting Policies and Estimates--Oil and Natural Gas Properties" and "--Risk Factors-- We may record ceiling limitation write-downs that would reduce our shareholders' equity."

     Total oil purchased and sold under swaps and collars during 2002, 2003 and 2004 were 131,300 Bbls, 193,600 Bbls and 121,700, respectively. Total natural gas purchased and sold under swaps and collars in 2002, 2003 and 2004 were 2,314,000

MMBtu, 2,739,000 MMBtu and 3,936,000 MMBtu, respectively. The net gains and (losses) realized by us under such hedging arrangements were $(0.9 million), $(1.8 million) and $1.0 million for 2002, 2003 and 2004, respectively, and are included in oil and natural gas revenues.

     To mitigate some of our commodity price risk, we engage periodically in certain other limited hedging activities including price swaps, costless collars and, occasionally, put options, in order to establish some price floor protection. We record the costs and any benefits derived from these price floors as a reduction or increase, as applicable, in natural gas and oil sales revenue; these reductions and increases were not significant for any year presented in the financial information included in this report. The costs to purchase put options are amortized over the option period. We do not hold or issue derivative instruments for trading purposes.

     As of December 31, 2004, $59,000, net of tax of $34,000, remained in accumulated other comprehensive income related to the valuation of our hedging positions.

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

     Our gas derivative transactions are generally settled based upon the average of the reporting settlement prices on the NYMEX for the last three trading days of a particular contract month. Our oil derivative transactions are generally settled based on the average reporting settlement prices on the NYMEX for each trading day of a particular calendar month. For the month of December 2004, a $0.10 change in the price per Mcf of gas sold would have changed revenue by $71,000. A $0.70 change in the price per barrel of oil would have changed revenue by $16,000.

     The table below summarizes our total natural gas production volumes subject to derivative transactions during 2004 and the weighted average NYMEX reference price for those volumes.

  NATURAL GAS SWAPS                   NATURAL GAS CAPS
---------------------              ---------------------
Volumes MMBtu            180,000   Volumes MMBtu            3,756,000
Average price $/MMBtu   $   6.67   Average price $/MMBtu
                                      Floor                $     4.50
                                      Ceiling              $     6.47

     The table below summarizes our total crude oil production volumes subject to derivative transactions during 2004 and the weighted average NYMEX reference price for those volumes.

   CRUDE OIL SWAPS                  CRUDE OIL CAPS
--------------------             --------------------
Volumes Bbls            91,200   Volumes Bbls             30,500
Average price $/Bbls   $ 33.72   Average price $/Bbls
                                    Floor               $  42.83
                                    Ceiling             $  51.84

     At December 31, 2003 and 2004 we had the following outstanding hedge positions:

                                 DECEMBER 31, 2003
----------------------------------------------------------------------------------
                      CONTRACT VOLUMES
                      ----------------
                                           AVERAGE       AVERAGE        AVERAGE
      QUARTER          BBLS     MMBTU    FIXED PRICE   FLOOR PRICE   CEILING PRICE
      -------         ------   -------   -----------   -----------   -------------
First Quarter 2004    27,000                $30.36
First Quarter 2004             180,000        6.67
First Quarter 2004             546,000                    $4.10          $7.00
Second Quarter 2004   18,300                 30.38
Second Quarter 2004            546,000                     4.00           5.60
Third Quarter 2004             552,000                     4.00           5.60
Fourth Quarter 2004            369,000                     4.00           5.80

                                 DECEMBER 31, 2004
----------------------------------------------------------------------------------
                      CONTRACT VOLUMES
                      ----------------
                                           AVERAGE       AVERAGE        AVERAGE
      QUARTER          BBLS     MMBTU    FIXED PRICE   FLOOR PRICE   CEILING PRICE
      -------         ------   -------   -----------   -----------   -------------
First Quarter 2005    27,000                              $41.67         $50.50
First Quarter 2005             928,000                      5.40           8.11
Second Quarter 2005            364,000                      5.25           7.15
Second Quarter 2005             91,000      $6.03
Third Quarter 2005             368,000                      5.25           7.40
Third Quarter 2005              92,000       6.03
Fourth Quarter 2005            276,000                      5.25           7.92
Fourth Quarter 2005             92,000       6.03

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

     Since year-end 2004, we entered into costless collar arrangements covering 1,099,000 MMBtu of natural gas for April 2005 through December 2005 production comprised as follows: 455,000 MMbtu in the second quarter 2005 with average floor and ceiling prices of $6.10 and $7.50, respectively, 368,000 MMbtu in the third quarter 2005 with average floor and ceiling prices of $6.15 and $7.69, respectively, and 276,000 MMbtu in the fourth quarter 2005 with average floor and ceiling prices of $6.00 and $8.60, respectively. We also entered into swap arrangements covering 27,100 Bbls of crude oil for February 2005 and June 2005 production at an average fixed price of $50.19.

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

future operating costs;

     -    severance and excise taxes;

     -    development costs; and

     -    workover and remedial costs.

     For these reasons, estimates of the economically recoverable quantities of natural gas and oil attributable to any particular group of properties, classifications of those reserves based on risk of recovery and estimates of the future net cash flows expected from them prepared by different engineers or by the same engineers but at different times may vary substantially. Accordingly, reserve estimates may be subject to upward or downward adjustment, and actual production, revenue and expenditures with respect to our reserves likely will vary, possibly materially, from estimates. Additionally, there recently has been increased debate and disagreement over the classification of reserves, with particular focus on proved undeveloped reserves. Changes in interpretations as to classification standards, or disagreements with our interpretations, could cause us to write down these reserves.

     As of December 31, 2004, approximately 83% of our proved reserves were proved undeveloped and proved nonproducing. Moreover, some of the producing wells included in our reserve reports as of December 31, 2004 had produced for a relatively short period of time as of that date. Because most of our reserve estimates are calculated using volumetric analysis, those estimates are less reliable than estimates based on a lengthy production history. Volumetric analysis involves estimating the volume of a reservoir based on the net feet of pay of the structure and an estimation of the area covered by the structure based on seismic analysis. In addition, realization or recognition of our proved undeveloped reserves will depend on our development schedule and plans. Lack of certainty with respect to development plans for proved undeveloped reserves could cause the discontinuation of the classification of these reserves as proved. We have from time to time chosen to delay development of our proved undeveloped reserves in the Camp Hill Field in East Texas in favor of pursuing shorter-term exploration projects with higher potential rates of return, adding to our lease position in this field and further evaluating additional economic enhancements for this field's development.

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

OUR BUSINESS MAY SUFFER IF WE LOSE KEY PERSONNEL.

     We depend to a large extent on the services of certain key management personnel, including our executive officers and other key employees, the loss of any of whom could have a material adverse effect on our operations. We have entered into employment agreements with each of S.P. Johnson IV, our President and Chief Executive Officer, Paul F. Boling, our Chief Financial Officer, Gregory E. Evans, our Vice President of Exploration, Kendall A. Trahan, our Vice President of Land, and J. Bradley Fisher, our Vice President of Operations. We do not maintain key-man life insurance with respect to any of our employees. Our success will be dependent on our ability to continue to employ and retain skilled technical personnel.

WE MAY EXPERIENCE DIFFICULTY IN ACHIEVING AND MANAGING FUTURE GROWTH.

     We have experienced growth in the past primarily through the expansion of our drilling program. Future growth may place strains on our resources and cause us to rely more on project partners and independent contractors, possibly negatively affecting our financial condition and results of operations. Our ability to grow will depend on a number of factors, including:

     - our ability to obtain leases or options on properties, including those for which we have 3-D seismic data;

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

OUR CREDIT FACILITY CONTAINS OPERATING RESTRICTIONS AND FINANCIAL COVENANTS, AND WE MAY HAVE DIFFICULTY OBTAINING ADDITIONAL CREDIT.

     Over the past few years, increases in commodity prices and proved reserve amounts and the resulting increase in our estimated discounted future net revenue have allowed us to increase our available borrowing amounts. In the future, commodity prices may decline, we may increase our borrowings or our borrowing base may be adjusted downward, thereby reducing our borrowing capacity. Our credit facility is secured by a pledge of substantially all of our producing natural gas and oil properties assets, is guaranteed by our subsidiary and contains covenants that limit additional borrowings, dividends to nonpreferred shareholders, the incurrence of liens, investments, sales or pledges of assets, changes in control, repurchases or redemptions for cash of our common or preferred stock, speculative commodity transactions and other matters. The credit facility also requires that specified financial ratios be maintained. We may not be able to refinance our debt or obtain additional financing, particularly in view of our credit facility restrictions on our ability to incur additional debt and the fact that substantially all of our assets are currently pledged to secure obligations under the credit facility. The restrictions of our credit facility and our difficulty in obtaining additional debt financing may have adverse consequences on our operations and financial results including:

     - our ability to obtain financing for working capital, capital expenditures, our drilling program, purchases of new technology or other purposes may be impaired;

     - the covenants in our credit facility that limit our ability to borrow additional funds and dispose of assets may affect our flexibility in planning for, and reacting to, changes in business conditions;

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

     We may incur additional debt in order to fund our exploration and development activities. A higher level of indebtedness increases the risk that we may default on our debt obligations. Our ability to meet our debt obligations and reduce our level of indebtedness depends on future performance. General economic conditions, natural gas and oil prices and financial, business and other factors, many of which are beyond our control, affect our operations and our future performance. Our senior subordinated notes and senior subordinated secured notes contain restrictive covenants similar to those under our credit facility.

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

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     COMMODITY RISK. Our major market risk exposure is the commodity pricing applicable to our oil and natural gas production. Realized commodity prices received for such production are primarily driven by the prevailing worldwide price for oil and spot prices applicable to natural gas. The effects of such pricing volatility have been discussed above, and such volatility is expected to continue. A 10% fluctuation in the price received for oil and gas production would have an approximate $5.1 million impact on our annual revenues and operating income.

     To mitigate some of this risk, we engage periodically in certain limited hedging activities, including price swaps, costless collars and, occasionally, put options, in order to establish some price floor protection. Costs and any benefits derived from these price floors are accordingly recorded as a reduction or increase, as applicable, in oil and gas sales revenue and were not significant for any year presented. The costs to purchase put options are amortized over the option period. We do not hold or issue derivative instruments for trading purposes. Income and (losses) realized by us related to these instruments were $(0.9 million), $(1.8 million), and $(1.0 million) or $(0.12), $(0.46) and $(0.21) per MMBtu for the years ended December 31, 2002, 2003, and 2004, respectively.

     INTEREST RATE RISK. Our exposure to changes in interest rates results from our floating rate debt. In regards to our Credit Facility, the result of a 10% fluctuation in short-term interest rates would have impacted 2004 cash flow by approximately $0.2 million.

     FINANCIAL INSTRUMENTS & DEBT MATURITIES. Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, bank borrowing, Senior Secured Notes and Senior Subordinated Notes. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair values of the bank and vendor borrowings approximate the carrying amounts as of December 31, 2004 and 2003, and were determined based upon interest rates currently available to us for borrowings with similar terms. Maturities of the debt are $0.1 million in 2005, $0.0 million in 2006, $18.0 million in 2007 and the balance in 2008.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is included elsewhere in this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     In accordance with Exchange Act 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, except as provided below, our disclosure controls and procedures were effective as of December 31, 2004 to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

     During the course of conducting the December 31, 2004 audit of the consolidated financial statements, several accounting adjustments were identified that individually and in the aggregate were not material. However, these accounting adjustments are an indication of significant deficiencies in our internal control that, upon complete assessment by management on or before May 2, 2005, may become a material weakness. In addition, as a result of our ongoing evaluation of internal control over financial reporting, and in preparation for management's assessment, additional problems may be identified that result in our disclosure controls and procedures not being effective at December 31, 2004 for other reasons.

     There has been no material change in our internal control over financial reporting that occurred during the three months ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

     We are relying on the exemption provided in the Order of the SEC in Release No. 34-50754 (the "Order"). Accordingly, we have not included in this Annual Report on Form 10-K either "Management's Annual Report on Internal Control Over Financial Reporting," required by Item 308(a) of Regulation S-K, or the related "Attestation Report of the Registered Public Accounting Firm," required by Item 308(b) of Regulation 8-K. We will file both of these reports pursuant to an amendment to our Form 10-K on or before May 2, 2005, in accordance with the Order.

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated by reference to information under the caption "Proposal 1-Election of Directors" and to the information under the caption "Section 16(a) Reporting Delinquencies" in our definitive Proxy Statement (the "2005 Proxy Statement") for our 2005 annual meeting of shareholders. The 2005 Proxy Statement will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days subsequent to December 31, 2004.

     Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to our executive officers is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

Salaries

     Effective April 1, 2005, current annual salaries for Mr. Johnson, Mr. Boling, Mr. Fisher and Mr. Trahan are $283,500, $173,250, $226,800 and $173,845, respectively.

Other

     The information required by this item is incorporated herein by reference to the 2005 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2004.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

     Information required by this item is incorporated herein by reference to the 2005 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the 2005 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2004.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is incorporated by reference to the 2005 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2004.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

+10.2  -- Amended and Restated Incentive Plan of the Company effective as of
          February 17, 2000 (Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June
          30, 2000).

+10.3  -- Amendment No. 1 to the Amended and Restated Incentive Plan of the
          Company (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
          2002).

+10.4  -- Amendment No. 2 to the Amended and Restated Incentive Plan of the
          Company (Incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31,
          2002).

+10.5  -- Amendment No. 3 to the Amended and Restated Incentive Plan of the
          Company (Incorporated herein by reference to Appendix A to the Company's Proxy Statement dated April 21, 2003).

+10.6  -- Amendment No. 4 to the Amended and Restated Incentive Plan of the
          Company (incorporated herein by reference to Appendix B to the Company's Proxy Statement dated April 26, 2004).

+10.7  -- Employment Agreement between the Company and S.P. Johnson IV
          (Incorporated herein by reference to Exhibit 10.2 to the Company's
          Registration Statement on Form S-1 (Registration No. 333-29187)).

+10.8  -- Employment Agreement between the Company and Kendall A. Trahan
          (Incorporated herein by reference to Exhibit 10.4 to the Company's
          Registration Statement on Form S-1 (Registration No. 333-29187)).

+10.9  -- Employment Agreement between the Company and J. Bradley Fisher
          (Incorporated herein by reference to Exhibit 10.8 to the Company's
          Registration Statement on Form S-2 (Registration No. 333-111475)).

+10.10 -- Employment Agreement between the Company and Paul F. Boling
          (Incorporated herein by reference to Exhibit 10.9 to the Company's
          Registration Statement on Form S-2 (Registration No. 333-111475)).

+10.11 -- Form of Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

+10.12 -- S Corporation Tax Allocation, Payment and Indemnification Agreement among the Company and Messrs. Loyd, Webster, Johnson, Hamilton and
          Wojtek (Incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No.
          333-29187)).

+10.13 -- S Corporation Tax Allocation, Payment and Indemnification Agreement among Carrizo Production, Inc. and Messrs. Loyd, Webster, Johnson,
          Hamilton and Wojtek (Incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No.
          333-29187)).

+10.14 -- Form of Amendment to Executive Officer Employment Agreement.
          (Incorporated herein by reference to Exhibit

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

+10.16 -- First Amendment to Securities Purchase Agreement dated as of June 7,
          2004 among Carrizo Oil & Gas, Inc., Steelhead Investments Ltd.,
          Douglas A.P. Hamilton, Paul B. Loyd, Jr., Steven A. Webster and Mellon
          Ventures, L.P. (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on June 10, 2004).

+10.17 -- Form of Amended and Restated 9% Senior Subordinated Note due 2008
          (incorporated herein by reference to Exhibit 99.2 to the Company's
          Current Report on Form 8-K filed on June 10, 2004).

+10.18 -- Second Amendment to Securities Purchase Agreement dated as of October
          29, 2004 among Carrizo Oil & Gas, Inc. and the Investors named therein
          (incorporated herein by reference to Exhibit 10.7 to the Company's
          Current Report on Form 8-K filed on November 3, 2004).

+10.19 -- Shareholders Agreement dated December 15, 1999 among the Company,
          CB Capital Investors, L.P., Mellon Ventures, L.P., Paul B. Loyd Jr.,
          Douglas A. P. Hamilton, Steven A. Webster, S.P. Johnson IV, Frank A.
          Wojtek and DAPHAM Partnership, L.P. (Incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated
          December 15, 1999).

+10.20 -- First Amendment to Shareholders Agreement dated as of December 15,
          1999 by and among Carrizo Oil & Gas, Inc, J.P. Morgan Partners (23A
          SBIC), LLC, Mellon Ventures, L.P., S.P. Johnson IV, Frank A. Wojtek,
          Steven A. Webster, Douglas A.P. Hamilton, Paul B. Loyd, Jr. and DAPHAM
          Partnership, L.P. dated April 21, 2004 (incorporated herein by reference to Exhibit 32 to the Schedule 13D/A filed by Paul B. Loyd,
          Jr. on May 27, 2004).

+10.21 -- Second Amendment to Shareholders Agreement dated as of December 15,
          1999 by and among Carrizo Oil & Gas, Inc., J.P. Morgan Partners (23A
          SBIC), LLC, Mellon Ventures, L.P., S.P. Johnson IV, Frank A. Wojtek and Steven A. Webster dated June 7, 2004 (incorporated herein by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K filed on June 10, 2004).

+10.22 -- Registration Rights Agreement dated December 15, 1999 among the
          Company, CB Capital Investors, L.P. and Mellon Ventures, L.P.
          (Incorporated herein by reference to Exhibit 99.4 to the Company's
          Current Report on Form 8- K dated December 15, 1999).

+10.23 -- Amended and Restated Registration Rights Agreement dated December 15,
          1999 among the Company, Paul B. Loyd Jr., Douglas A. P. Hamilton,
          Steven A. Webster, S.P. Johnson IV, Frank A. Wojtek and DAPHAM
          Partnership, L.P. (Incorporated herein by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated December 15, 1999).

+10.24 -- Form of Amendment to Executive Officer Employment Agreement
          (Incorporated herein by reference to Exhibit 99.7 to the Company's
          Current Report on Form 8-K dated December 15, 1999).

+10.25 -- Form of Amendment to Director Indemnification Agreement
          (Incorporated herein by reference to Exhibit 99.8 to the Company's
          Current Report on Form 8-K dated December 15, 1999).

+10.26 -- Purchase and Sale Agreement by and between Rocky Mountain Gas, Inc.
          and CCBM, Inc., dated June 29, 2001 (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

+10.27 -- Securities Purchase Agreement dated February 20, 2002 among the
          Company, Mellon Ventures, L.P. and Steven A. Webster (Incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated February 20, 2002).

+10.28 -- Warrant Agreement dated February 20, 2002 among the Company, Mellon
          Ventures, L.P. and Steven A. Webster (including Warrant Certificate)
          (Incorporated herein by reference to Exhibit 99.4 to the Company's
          Current Report on Form 8-K dated February 20, 2002).

+10.29 -- Registration Rights Agreement dated February 20, 2002 among the
          Company, Mellon Ventures, L.P. and Steven A. Webster (Incorporated herein by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated February 20, 2002).

+10.30 -- Form of Amendment to Executive Officer Employment Agreement
          (Incorporated herein by reference to Exhibit 99.7 to the Company's
          Current Report on Form 8-K dated February 20, 2002).

+10.31 -- Form of Amendment to Director Indemnification Agreement
          (Incorporated herein by reference to Exhibit 99.8 to

          the Company's Current Report on Form 8-K dated February 20, 2002).

+10.32 -- Contribution and Subscription Agreement dated June 23, 2003 by and among Pinnacle Gas Resources, Inc., CCBM, Inc., Rocky Mountain Gas,
          Inc. and the CSFB Parties listed therein (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
          10-Q for the quarter ended June 30, 2003).

+10.33 -- Transition Services Agreement dated June 23, 2003 by and between the
          Company and Pinnacle Gas Resources, Inc. (Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form
          10-Q for the quarter ended June 30, 2003).

+10.34 -- Second Amended and Restated Credit Agreement dated as of September 30,
          2004 by and among Carrizo Oil & Gas, Inc., CCBM, Inc., Hibernia
          National Bank, as Agent, Union Bank of California, N.A., as co-agent, and Hibernia National Bank and Union Bank of California, N.A., as lenders (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 6, 2004).

+10.35 -- First Amendment to Second Amended and Restated Credit Agreement dated as of October 29, 2004 among Carrizo Oil & Gas, Inc., CCBM, Inc.,
          Hibernia National Bank and Union Bank of California, N.A.
          (incorporated herein by reference to Exhibit 10.6 to the Company's
          Current Report on Form 8-K filed on November 3, 2004).

+10.36 -- Commercial Guaranty made and entered into as of September 30, 2004 by CCBM, Inc. in favor of Hibernia National Bank, as agent (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on October 6, 2004).

+10.37 -- Amended and Restated Stock Pledge and Security Agreement dated and effective as of September 30, 2004 by Carrizo Oil & Gas, Inc. in favor of Hibernia National Bank, as agent (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on
          October 6, 2004).

+10.38 -- Note Purchase Agreement dated as of October 29, 2004 among Carrizo
          Oil & Gas, Inc., the Purchasers named therein and PCRL Investments
          L.P., as collateral agent (incorporated herein by reference to Exhibit
          10.1 to the Company's Current Report on Form 8-K filed on November 3,
          2004).

+10.39 -- Form of 10% Senior Subordinated Secured Note due 2008 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 3, 2004).

+10.40 -- Stock Pledge and Security Agreement dated as of October 29, 2004 by
          Carrizo Oil & Gas, Inc. in favor of PCRL Investments L.P., as collateral agent (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 3, 2004).

+10.41 -- Commercial Guaranty dated as of October 29, 2004 by CCBM, Inc. in favor of PCRL Investments L.P., guarantying the indebtedness of Carrizo Oil & Gas, Inc. (incorporated herein by reference to Exhibit
          10.4 to the Company's Current Report on Form 8-K filed on November 3,
          2004).

+10.42 -- Registration Rights Agreement dated as of October 29, 2004 among
          Carrizo Oil & Gas, Inc. and the Investors named therein (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on November 3, 2004).

10.43  -- Form of Stock Option Award Agreement.

+10.44 -- Employment Agreement between the Company and Gregory E. Evans dated,
          March 21, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 22, 2005).

10.45  -- Director Compensation.

10.46  -- Base Salaries and 2004 Annual Bonuses for certain Executive Officers.

21.1   -- Subsidiaries of the Company.

23.1   -- Consent of Pannell Kerr Forster of Texas, P.C.

23.2   -- Consent of Ernst & Young LLP.

23.3   -- Consent of Ryder Scott Company Petroleum Engineers.

23.4   -- Consent of Fairchild & Wells, Inc.

23.5   -- Consent of DeGolyer and MacNaughton.

31.1 -- CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -- CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -- CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 -- CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1   -- Summary of Reserve Report of Ryder Scott Company Petroleum
          Engineers as of December 31, 2004.

99.2   -- Summary of Reserve Report of Fairchild & Wells, Inc. as of December
          31, 2004.

99.3   -- Summary of Reserve Report of DeGolyer and MacNaughton as of
          December 31, 2004.

----------
+    Incorporated by reference as indicated.

                             CARRIZO OIL & GAS, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----
Carrizo Oil & Gas, Inc. --
Reports of Independent Registered Public Accounting Firms                    F-2
Consolidated Balance Sheets, December 31, 2003 and 2004                      F-4
Consolidated Statements of Operations for the Years Ended
   December 31, 2002, 2003 and 2004                                          F-5
Consolidated Statements of Shareholders' Equity for the
   Years Ended December 31, 2002, 2003 and 2004                              F-6
Consolidated Statements of Cash Flows for the
   Years Ended December 31, 2002, 2003 and 2004                              F-8
Notes to Consolidated Financial Statements                                   F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Carrizo Oil & Gas, Inc.

We have audited the accompanying consolidated balance sheet of Carrizo Oil & Gas, Inc. as of December 31, 2003, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Carrizo Oil & Gas, Inc. as of December 31, 2001 and for the year then ended, were audited by other auditors who have ceased operations and whose report dated March 20, 2002, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carrizo Oil & Gas, Inc. at December 31, 2003, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2003, the Company changed its method of accounting for asset retirement obligations.

                                        (Ernst & Young LLP)

Houston, Texas
March 25, 2004

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Carrizo Oil & Gas, Inc.

     We have audited the accompanying consolidated balance sheet of Carrizo Oil & Gas, Inc. as of December 31, 2004 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carrizo Oil & Gas, Inc. at December 31, 2004, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

PANNELL KERR FORSTER OF TEXAS, P.C.



Houston, Texas
March 15, 2005

                             CARRIZO OIL & GAS, INC.

                           CONSOLIDATED BALANCE SHEETS

                                                                            AS OF DECEMBER 31,
                                                                           -------------------
                                                                             2003       2004
                                                                           --------   --------
                                                                              (In thousands)
                                ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                               $  3,322   $  5,668
   Accounts receivable, trade (net of allowance for doubtful accounts of
      none and $325 at December 31, 2003 and 2004, respectively)              8,970     12,738
   Advances to operators                                                      1,877      1,614
   Other current assets                                                         156      1,614
                                                                           --------   --------
      Total current assets                                                   14,325     21,634

PROPERTY AND EQUIPMENT, net-full-cost method of accounting for oil and natural gas properties (including unevaluated costs of properties of
   $32,978 and $45,067 at December 31, 2003 and 2004, respectively)         135,273    205,482
Investment in Pinnacle Gas Resources, Inc.                                    6,637      5,229
Deferred financing costs, net                                                   479      1,633
Other assets                                                                     89         57
                                                                           --------   --------
                                                                           $156,803   $234,035
                                                                           ========   ========

                   LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable, trade                                                 $ 19,515   $ 21,358
   Accrued liabilities                                                        1,057      7,516
   Advances for joint operations                                              3,430      1,808
   Current maturities of long-term debt                                       1,037         90
   Current maturities of seismic obligation payable                           1,103         --
                                                                           --------   --------
      Total current liabilities                                              26,142     30,772

LONG-TERM DEBT                                                               34,113     62,884
ASSET RETIREMENT OBLIGATION                                                     883      1,407
DEFERRED INCOME TAXES                                                        12,479     18,113
COMMITMENTS AND CONTINGENCIES (Note 10)
CONVERTIBLE PARTICIPATING PREFERRED STOCK (10,000,000
   shares of preferred stock authorized, of which 150,000 are shares designated as convertible participating shares, with 71,987 and zero convertible participating shares issued and outstanding at
   December 31, 2003 and 2004, respectively) (Note 9)                         7,114         --

SHAREHOLDERS' EQUITY:
   Warrants (3,262,821 and 334,210 outstanding at December 31, 2003
      and 2004, respectively)                                                   780         80
   Common stock, par value $.01 (40,000,000 shares authorized with
      14,591,348 and 22,161,457 issued and outstanding at December 31,
      2003 and 2004, respectively)                                              146        221
   Additional paid in capital                                                65,103     99,766
   Retained earnings                                                         10,229     20,733
   Accumulated other comprehensive income (loss)                               (186)        59
                                                                           --------   --------
      Total shareholders' equity                                             76,072    120,859
                                                                           --------   --------
                                                                           $156,803   $234,035
                                                                           ========   ========

        The accompanying notes are an integral part of these consolidated financial statements.

                             CARRIZO OIL & GAS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              FOR THE YEAR ENDED DECEMBER 31,
                                                                          ---------------------------------------
                                                                              2002          2003          2004
                                                                          -----------   -----------   -----------
                                                                                (In thousands except for per
                                                                                       share amounts)
OIL AND NATURAL GAS REVENUES                                              $    26,802   $    38,508   $    51,374

COSTS AND EXPENSES:
   Oil and natural gas operating expenses (exclusive of
      depletion, depreciation and amortization, shown separately below)         4,908         6,724         8,392
   Depreciation, depletion and amortization                                    10,574        11,868        15,464
   General and administrative                                                   4,133         5,639         7,191
   Accretion expenses related to asset retirement obligation                       --            41            23
   Stock option compensation (benefit)                                            (84)          313         1,064
                                                                          -----------   -----------   -----------
      Total costs and expenses                                                 19,531        24,585        32,134
                                                                          -----------   -----------   -----------
OPERATING INCOME                                                                7,271        13,923        19,240

OTHER INCOME AND EXPENSES:
   Equity in loss of Pinnacle Gas Resources, Inc.                                  --          (830)       (1,399)
   Other income and expenses                                                      274            29           506
   Interest income                                                                 55            58            75
   Interest expense                                                              (846)         (617)       (2,553)
   Interest expense, related parties                                           (2,255)       (2,379)       (1,082)
   Capitalized interest                                                         3,100         2,919         2,938
                                                                          -----------   -----------   -----------
INCOME BEFORE INCOME TAXES                                                      7,599        13,103        17,725
INCOME TAXES (Note 6)                                                           2,809         5,063         6,871
                                                                          -----------   -----------   -----------
INCOME BEFORE CUMULATIVE EFFECT OF
   CHANGE IN ACCOUNTING PRINCIPLE                                               4,790         8,040        10,854
DIVIDENDS AND ACCRETION ON PREFERRED STOCK                                        588           741           350
                                                                          -----------   -----------   -----------
INCOME AVAILABLE TO COMMON SHAREHOLDERS
   BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                   4,202         7,299        10,504
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
   NET OF INCOME TAXES                                                             --          (128)           --
                                                                          -----------   -----------   -----------
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS                               $     4,202   $     7,171   $    10,504
                                                                          ===========   ===========   ===========
BASIC EARNINGS PER COMMON SHARE BEFORE CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                               $      0.30   $      0.51   $      0.53
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE, NET OF INCOME TAXES                                                  --         (0.01)           --
                                                                          -----------   -----------   -----------
BASIC EARNINGS PER COMMON SHARE                                           $      0.30   $      0.50   $      0.53
                                                                          ===========   ===========   ===========
DILUTED EARNINGS PER COMMON SHARE BEFORE CUMULATIVE
   EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE                               $      0.26   $      0.44   $      0.48
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
   PRINCIPLE, NET OF INCOME TAXES                                                  --         (0.01)           --
                                                                          -----------   -----------   -----------
DILUTED EARNINGS PER COMMON SHARE                                         $      0.26   $      0.43   $      0.48
                                                                          ===========   ===========   ===========
WEIGHTED AVERAGE SHARES OUTSTANDING:
   BASIC                                                                   14,158,438    14,311,820    19,958,452
                                                                          ===========   ===========   ===========
   DILUTED                                                                 16,148,443    16,744,296    21,818,065
                                                                          ===========   ===========   ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                             CARRIZO OIL & GAS, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                               WARRANTS            COMMON STOCK
                                         -------------------   -------------------
                                           NUMBER     AMOUNT     SHARES     AMOUNT
                                         ----------   ------   ----------   ------
BALANCE, January 1, 2002                  3,010,189    $ 765   14,064,077    $141

Net income                                       --       --           --      --
Net change in fair value of
   hedging instruments                           --       --           --      --
                                         ----------    -----   ----------    ----
Comprehensive income

Warrants issued                             252,632       15           --      --
Common stock issued                              --       --      113,306       1
Dividends and accretion of discount
   on preferred stock                            --       --           --      --
                                         ----------    -----   ----------    ----
BALANCE, December 31, 2002                3,262,821      780   14,177,383     142
                                         ----------    -----   ----------    ----
Net income                                       --       --           --      --
Net charge in fair value of
   hedging instruments                           --       --           --      --
                                         ----------    -----   ----------    ----
Comprehensive income

Common stock issued                              --       --      413,965       4
Dividends and accretion of
   discount on preferred stock                   --       --           --      --
                                         ----------    -----   ----------    ----
BALANCE, December 31, 2003                3,262,821      780   14,591,348     146
                                         ----------    -----   ----------    ----
Net income                                       --       --           --      --
Net change in fair value of
   hedging instruments                           --       --           --      --
                                         ----------    -----   ----------    ----
Comprehensive income

Warrants converted                       (2,836,605)    (677)   2,067,621      20
Warrants exercised for cash                 (92,006)     (23)      92,006       1
Common stock issued, secondary
   offering, net of offering costs               --       --    3,655,500      37
Stock options exercised for cash                 --       --      436,858       4
Preferred stock conversion                       --       --    1,318,124      13
Tax benefit of stock options exercised           --       --           --      --
Stock option compensation                        --       --           --      --
Dividends and accretion of
   discount on preferred stock                   --       --           --      --
                                         ----------    -----   ----------    ----
BALANCE, December 31, 2004                  334,210    $  80   22,161,457    $221
                                         ==========    =====   ==========    ====

        The accompanying notes are an integral part of these consolidated financial statements.

                             CARRIZO OIL & GAS, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                  ACCUMULATED
                                         ADDITIONAL                    RETAINED       OTHER
                                           PAID IN    COMPREHENSIVE    EARNINGS   COMPREHENSIVE   SHAREHOLDERS'
                                           CAPITAL        INCOME      (DEFICIT)   INCOME (LOSS)       EQUITY
                                         ----------   -------------   -------------------------   -------------
                                                                 (Dollars in thousands)
BALANCE, January 1, 2002                   $62,736                     $(1,144)      $   706        $ 63,204

Net income                                      --       $ 4,790         4,790            --           4,790
Net change in fair value of
   hedging instruments                          --        (1,094)           --        (1,094)         (1,094)
                                           -------       -------       -------       -------        --------
   Comprehensive income                                  $ 3,696
                                                         =======

Warrants issued                                 --                          --            --              15
Common stock issued                            488                          --            --             489
Dividends and accretion of
   discount on preferred stock                  --                        (588)           --            (588)
                                           -------                     -------       -------        --------

BALANCE, December 31, 2002                  63,224                       3,058          (388)         66,816
                                           -------                     -------       -------        --------

Net income                                      --       $ 7,912         7,912            --           7,912
Net change in fair value of
   hedging instruments                          --           202            --           202             202
                                           -------       -------       -------       -------        --------
Comprehensive income                                     $ 8,114
                                                         =======

Common stock issued                          1,879                          --            --           1,883
Dividends and accretion of
   discount on preferred stock                  --                        (741)           --            (741)
                                           -------                     -------       -------        --------

BALANCE, December 31, 2003                  65,103                      10,229          (186)         76,072
                                           -------                     -------       -------        --------

Net income                                      --       $10,854        10,854            --          10,854
Net change in fair value of
   hedging instruments                          --           245            --           245             245
                                           -------       -------       -------       -------        --------

Comprehensive income                                     $11,099
                                                         =======

Warrants converted                             657                          --            --              --
Warrants exercised for cash                    224                          --            --             202
Common stock issued, secondary
   offering, net of offering costs          23,262                          --            --          23,299
Stock options exercised for cash             1,650                          --            --           1,654
Preferred stock conversion                   7,452                          --            --           7,465
Tax benefit of stock options exercised       1,045                          --            --           1,045
Stock option compensation                      373                          --            --             373
Dividends and accretion of
   discount on preferred stock                  --                        (350)                         (350)
                                           -------                     -------       -------        --------
BALANCE, December 31, 2004                 $99,766                     $20,733       $    59        $120,859
                                           =======                     =======       =======        ========

                             CARRIZO OIL & GAS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                                                        -------------------------------
                                                                          2002       2003       2004
                                                                        --------   --------   --------
                                                                                 (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Income before cumulative effect of change
      in accounting principle                                           $  4,790   $  8,040   $ 10,854
   Adjustments to reconcile net income to net
      cash provided by operating activities -
      Depreciation, depletion and amortization                            10,574     11,868     15,464
      Provision for allowance for doubtful accounts                           --         --        325
      Accretion of discounts on asset retirement obligations and debt         86        161        177
      Ineffective derivative instruments                                    (706)       119         --
      Stock option compensation (benefit)                                    (84)       313      1,064
      Equity in loss of Pinnacle Gas Resources, Inc.                          --        830      1,399
      Deferred income taxes                                                2,645      4,883      6,678
         Other                                                                --         --        296
   Changes in assets and liabilities -
      Accounts receivable                                                    530       (762)    (4,094)
      Other assets                                                           (59)       335     (1,470)
      Accounts payable                                                       643      7,803       (689)
      Accrued liabilities                                                    153         41      2,497
                                                                        --------   --------   --------
         Net cash provided by operating activities                        18,572     33,631     32,501
                                                                        --------   --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                                  (23,343)   (31,930)   (83,891)
   Proceeds from the sale of oil and natural gas properties                  355         --         --
   Change in capital expenditure accrual                                    (949)     1,755      4,955
   Advances to operators                                                       8     (1,377)       263
   Advances for joint operations                                           1,182      1,879     (1,621)
                                                                        --------   --------   --------
         Net cash used in investing activities                           (22,747)   (29,673)   (80,294)
                                                                        --------   --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from sale of common stock:
      Secondary offering, net of offering costs                               --         --     23,299
      Other                                                                   14        691      1,856
   Net proceeds from sale of preferred stock                               5,800         --         --
   Net proceeds from debt issuance                                         8,613         --     16,200
   Advances under borrowing base facility                                     --         --     24,000
   Debt repayments                                                        (8,745)    (5,951)   (13,737)
   Deferred loan costs                                                        --         --     (1,479)
   Loss on ineffective derivatives                                            --       (119)        --
                                                                        --------   --------   --------
         Net cash provided by (used in) financing activities               5,682     (5,379)    50,139
                                                                        --------   --------   --------

NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                                        1,507     (1,421)     2,346
CASH AND CASH EQUIVALENTS, beginning of year                               3,236      4,743      3,322
                                                                        --------   --------   --------
CASH AND CASH EQUIVALENTS, end of year                                  $  4,743   $  3,322   $  5,668
                                                                        ========   ========   ========

SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest (net of amounts capitalized)                  $      1   $     77   $    697
                                                                        ========   ========   ========
   Cash paid for income taxes                                           $     --   $     --   $     --
                                                                        ========   ========   ========

     The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   NATURE OF OPERATIONS

     Carrizo Oil & Gas, Inc. (Carrizo, a Texas corporation; together with its subsidiary, affiliates and predecessors, the Company) is an independent energy company formed in 1993 and is engaged in the exploration, development, exploitation and production of oil and natural gas. Its operations are focused along the onshore Gulf Coast of Texas and Louisiana, primarily the Frio, Wilcox and Vicksburg trends and in the Barnett Shale trend in North Texas. The Company, through CCBM, Inc. (a wholly-owned subsidiary) ("CCBM"), acquired interests in certain oil and natural gas leases in Wyoming and Montana in areas prospective for coalbed methane. During 2003, the Company obtained offshore licensees to explore in the U.K. North Sea and acquired interests in the Barnett Shale trend located in Tarrant and Parker counties in North Texas.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statement are presented in accordance with U.S. generally accepted accounting principles . The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All intercompany accounts and transactions have been eliminated in consolidation.

INVESTMENT IN UNCONSOLIDATED SUBSIDIARY

     The Company's investment in Pinnacle Gas Resources, Inc. ("Pinnacle") is recorded using the equity method of accounting. Under this method, the investment is recorded at cost initially, and the investment is adjusted for the Company's equity in the subsidiary's profit or loss. The investment is further adjusted for additional contributions to and distributions from the subsidiary.

     The Company would also record any loss in fair value of the investment other than a temporary decline.

RECLASSIFICATIONS

     Certain reclassifications have been made to prior periods' financial statements to conform to the current presentation.

CRITICAL ACCOUNTING POLICIES AND USE OF ESTIMATES

     The preparation of financial statements in conformity with U. S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

SIGNIFICANT ESTIMATES

     Significant estimates include volumes of oil and natural gas reserves used in calculating depletion of proved oil and natural gas properties, future net revenues and abandonment obligations, impairment of undeveloped properties, future income taxes and related assets/liabilities, bad debts, derivatives, contingencies and litigation. Oil and natural gas reserve estimates, which are the basis for unit-of-production depletion and the ceiling test, have numerous inherent uncertainties. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Results of drilling, testing and production subsequent to the date of the estimate may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future.

     The significant estimates are based on current assumptions that may be materially effected by changes to future economic conditions such as the market prices received for sales of volumes of oil and natural gas, interest rates, the market value of the Company's common stock and corresponding volatility and the Company's ability to generate future taxable income. Future changes to these assumptions may affect these significant estimates materially in the near term.

     The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

OIL AND NATURAL GAS PROPERTIES

     Investments in oil and natural gas properties are accounted for using the full-cost method of accounting. All costs directly associated with the acquisition, exploration and development of oil and natural gas properties are capitalized. Such costs include lease acquisitions, seismic surveys, and drilling and completion equipment. The Company proportionally consolidates its interests in oil and natural gas properties. The Company capitalized compensation costs for employees working directly on exploration activities of $1.0 million, $1.4 million and $1.7 million in 2002, 2003 and 2004, respectively. Maintenance and repairs are expensed as incurred.

     Oil and natural gas properties are amortized based on the unit-of-production method using estimates of proved reserve quantities. Investments in unproved properties are not amortized until proved reserves associated with the projects can be determined or until they are impaired. Unevaluated properties are evaluated periodically for impairment on a property-by-property basis. If the results of an assessment indicate that the properties are impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized. The amortizable base includes estimated future development costs and, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rate per Mcfe for 2002, 2003 and 2004 was $1.41, $1.55 and $1.86, respectively.

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

     After discovering this computational error, the ceiling tests for all quarters since 1997 were recomputed and it was determined that no write-down of oil and natural gas assets was necessary in any of the years from 1997 to 2003. However, based upon the oil and natural gas prices in effect on March 31, 2003 and September 30, 2003, the unamortized cost of oil and natural gas properties exceeded the cost center ceiling. As permitted by full cost accounting rules, improvements in pricing and/or the addition of proved reserves subsequent to those dates sufficiently increased the present value of the oil and natural gas assets and removed the necessity to record a write-down in these periods. Using the prices in effect and estimated proved reserves on March 31, 2003 and September 30, 2003, the after-tax write-down would have been approximately $1.0 million and $6.3 million, respectively, had we not taken into account the subsequent improvements. These improvements at September 30, 2003 included estimated proved reserves attributable to our Shady Side # 1 well. Because of the volatility of oil and natural gas prices, no assurance can be given that we will not experience a write-down in future periods.

     Depreciation of other property and equipment is provided using the straight-line method based on estimated useful lives ranging from five to 10 years.

OIL AND NATURAL GAS RESERVE ESTIMATES

     The process of estimating quantities of proved reserves is inherently uncertain, and the reserve data included in this document are estimates prepared by Ryder Scott Company, DeGolyer and MacNaughton and Fairchild & Wells, Inc., independent petroleum engineers. Reserve engineering is a subjective process of estimating underground accumulations of hydrocarbons that cannot be measured in an exact manner. The process relies on interpretation of available geologic, geophysical, engineering and production data. The extent, quality and reliability of this data can vary. The process also requires certain economic assumptions regarding drilling and operating expense, capital expenditures, taxes and availability of funds. The SEC mandates some of these assumptions such as oil and natural gas prices and the present value discount rate.

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

     You should not assume that the present value of future net cash flows is the current market value of the Company's estimated proved reserves. In accordance with SEC requirements, the Company based the estimated discounted future net cash flows from proved reserves on market prices and costs on the date of the estimate.

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

FINANCING COSTS

     Long-term debt financing costs of $0.5 million and $1.6 million are included in other assets as of December 31, 2003 and 2004, respectively, and are being amortized using the effective yield method over the term of the loans (through September 30, 2007 for the credit facility and through December 15, 2008 for both the Senior Subordinated Notes payable and the Senior Subordinated Secured Notes payable).

SUPPLEMENTAL CASH FLOW INFORMATION

     The Statement of Cash Flows for the year ended December 31, 2002 does not reflect the following non-cash transactions: the $2.5 million acquisition of seismic data, the $0.5 million acquisition of oil and natural gas properties through the issuance of common stock, and the $0.6 million reduction of oil and natural gas properties for the amount of insurance recoveries expected to be received related to difficulties encountered in the drilling of a well. The Statement of Cash Flows for the year ended December 31, 2003 does not include the acquisition of $1.2 million of seismic data through the issuance of common stock, and the $0.2 million non-cash cumulative effect recorded in connection with the implementation of Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." The Statement of Cash Flows for the year ended December 31, 2004 does not include the net exercise of $0.7 million of warrants and the conversion of $7.5 million of preferred stock into common stock and the $0.3 relinquishment of interests in certain leases to RMG in lieu of principal payments on a note payable.

FINANCIAL INSTRUMENTS

     The Company's recorded financial instruments consist of cash, receivables, payables and long-term debt. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of bank debt approximates fair value as this borrowing bears interest at variable interest rates. The fair value of the 9% Senior Subordinated Notes payable and the 10% Senior Subordinated Secured Notes payable at December 31, 2004 was $28.8 million and $18.0 million, respectively. Fair values of these subordinated notes payable were determined based upon interest rates available to the Company at December 31, 2004 with similar terms.

STOCK-BASED COMPENSATION

     The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Under this method, the Company records no compensation expense for stock options granted when the exercise price of those options is equal to or greater than the market price of the Company's common stock on the date of grant. As allowed by SFAS No. 123, "Accounting for Stock Based Compensation," the Company has continued to apply APB No. 25 for the purposes of determining net income.

     In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123." The Company has adopted the disclosure requirements of SFAS No. 148 and has elected to record employee compensation expense utilizing the intrinsic value method permitted under APB
25. The Company accounts for its employees' stock-based compensation plan under APB Opinion No. 25 and its related interpretations. Accordingly, any deferred compensation expense would be recorded for stock options based on the excess of the market value of the common stock on the date the options were granted over the aggregate exercise price of the options. This deferred compensation would be amortized over the vesting period of each option to the extent that the market value exceeds the exercise price of the option. Had compensation cost been determined consistent with SFAS No. 123 "Accounting for Stock Based Compensation" for all options, the Company's net income and earnings per share would have been as follows:

                                                      FOR THE YEAR ENDED DECEMBER 31,
                                                      -------------------------------
                                                          2002     2003      2004
                                                         ------   ------   -------
                                                         (In thousands except per
                                                               share amounts)
Income available to common shareholders
   before cumulative effect of change in accounting
   principle as reported                                 $4,202   $7,299   $10,504

Add: Stock-based employee compensation
   expense (benefit) recognized, net of tax                  --       --       691

Less: Total stock-based employee
   compensation expense determined under fair
   value method for all awards, net of tax                 (872)    (662)     (578)
                                                         ------   ------   -------
Pro forma income available to common
   shareholders before cumulative effect of change
   in accounting principle                               $3,330   $6,637   $10,617
                                                         ======   ======   =======

Income available to common shareholders before
   cumulative effect of change in accounting
   principle per common share, as reported:
      Basic                                              $ 0.30   $ 0.51   $  0.53
      Diluted                                              0.26     0.44      0.48

Pro Forma income available to common shareholders
   before cumulative effect of change in accounting
   principle per common share, as if the fair value
   method had been applied to all awards:
      Basic                                              $ 0.24   $ 0.46   $  0.53
      Diluted                                              0.21     0.40      0.49

     Repriced options are accounted for as compensatory options using variable accounting treatment in accordance with FASB Interpretation No. 44, "Accounting for Certain Transactions involving Stock Based Compensation - on Interpretation of APB No. 25" (FIN 44). Under variable plan accounting, compensation expense is adjusted for increases or decreases in the fair market value of the

Company's common stock to the extent that the market value exceeds the exercise price of the option. Variable plan accounting is applied to the repriced options until the options are exercised, forfeited, or expire unexercised (See Note 11).

     The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2002, 2003 and 2004: risk free interest rate of 4.8%, 4.0%, and 4.3% respectively, expected dividend yield of 0%, expected life of 10 years and expected volatility of 77.7%, 72.2% and 43.2%, respectively.

DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

     Upon entering into a derivative contract, the Company designates the derivative instruments as a hedge of the variability of cash flow to be received (cash flow hedge). Changes in the fair value of a cash flow hedge are recorded in other comprehensive income to the extent that the derivative is effective in offsetting changes in the fair value of the hedged item. Any ineffectiveness in the relationship between the cash flow hedge and the hedged item is recognized currently in income. Gains and losses accumulated in other comprehensive income associated with the cash flow hedge are recognized in earnings as oil and natural gas revenues when the forecasted transaction occurs. All of the Company's derivative instruments at December 31, 2002, 2003 and 2004 were designated as cash flow hedges.

     When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value and gains and losses that were accumulated in other comprehensive income will be recognized in earnings immediately. In all other situations in which hedge accounting is discontinued, the derivative will be carried at fair value on the balance sheet with future changes in its fair value recognized in future earnings. See Note 13 with respect to the Company's positions with an affiliate of Enron Corp.

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

INCOME TAXES

     Under SFAS No. 109, "Accounting for Income Taxes," deferred income taxes are recognized for the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts based on tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

CONCENTRATION OF CREDIT RISK

     Substantially all of the Company's accounts receivable result from oil and natural gas sales or joint interest billings to third parties in the oil and natural gas industry. This concentration of customers and joint interest owners may impact the Company's overall credit risk in that these entities may be similarly affected by changes in economic and other industry conditions. The Company does not require collateral from its customers and the Company has not experienced material credit losses on such receivables. Further, the Company generally has the right to offset revenue against related billings to joint interest owners. Derivative contracts subject the Company to a concentration of credit risk. The Company transacts the majority of its derivative contracts with two counterparties.

MAJOR CUSTOMERS

     The Company sold oil and natural gas production representing more than 10% of its oil and natural gas revenues as follows:

                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                        2002   2003   2004
                                                        ----   ----   ----
WMJ Investments Corp.                                    --     16%    12%
Cokinos Natural Gas Company                              12%    15%    17%
Gulfmark Energy, Inc.                                    --     14%    --
Texon L.P.                                               --     --     13%
Discovery Producer Services, LLC.                        10%    --     --

EARNINGS PER SHARE

     Supplemental earnings per share information is provided below:

                                                                     FOR THE YEAR ENDED DECEMBER 31,
                                            --------------------------------------------------------------------------------
                                                            (In thousands except share and per share amounts)
                                                     INCOME                        SHARES                  PER-SHARE AMOUNT
                                            -----------------------  ----------------------------------  -------------------
                                             2002    2003     2004      2002        2003        2004      2002   2003   2004
                                            ------  ------  -------  ----------  ----------  ----------  -----  -----  -----
Basic Earnings per Common Share
   Income available to common shareholders
   before cumulative effect of change in
   accounting principle                     $4,202  $7,299  $10,504  14,158,438  14,311,820  19,958,452  $0.30  $0.51  $0.53
                                                                                                         =====  =====  =====
Dilutive effect of Stock Options, Warrants
   and Preferred Stock conversions              --      --       --   1,990,005   2,432,476   1,859,613
                                            ------  ------  -------  ----------  ----------  ----------
Diluted Earnings per Share
   Income available to common shareholders
   plus assumed conversions before
   cumulative effect of change in
   accounting principle                     $4,202  $7,299  $10,504  16,148,443  16,744,296  21,818,065  $0.26  $0.44  $0.48
                                            ======  ======  =======  ==========  ==========  ==========  =====  =====  =====

                                                                        FOR THE YEAR ENDED DECEMBER 31,
                                           -----------------------------------------------------------------------------------------
                                                               (In thousands except share and per share amounts)
                                                 INCOME                     SHARES                         PER-SHARE AMOUNT
                                           -----------------  ----------------------------------  ----------------------------------
                                           2002   2003  2004     2002        2003        2004        2002        2003        2004
                                           ----  -----  ----  ----------  ----------  ----------  ----------  ----------  ----------
Cumulative effect of change in accounting
   principle net of income taxes Basic
   Earnings per Common Share Net loss
   available to common shareholders         $--  $(128)  $--  14,158,438  14,311,820  19,958,452     $0.00      $(0.01)      $0.00
                                                                                                     =====      ======       =====
Dilutive effect of Stock Options,
   Warrants and Preferred Stock
   conversions                               --     --    --   1,990,005   2,432,476   1,859,613
                                           ----  -----  ----  ----------  ----------  ----------
Diluted Earnings per Share Cumulative
   effect of change in accounting
   principle net of income taxes plus
   assumed conversions                      $--  $(128)  $--  16,148,443  16,744,296  21,818,065     $0.00      $(0.01)      $0.00
                                            ===  =====   ===  ==========  ==========  ==========     =====      ======       =====

                                                            FOR THE YEAR ENDED DECEMBER 31,
                                   --------------------------------------------------------------------------------
                                                   (In thousands except share and per share amounts)
                                           INCOME                         SHARES                  PER-SHARE AMOUNT
                                   -----------------------  ----------------------------------  -------------------
                                    2002    2003     2004      2002        2003        2004      2002   2003   2004
                                   ------  ------  -------  ----------  ----------  ----------  -----  -----  -----
Basic Earnings per Common Share
   Net income available to common
   shareholders                    $4,202  $7,171  $10,504  14,158,438  14,311,820  19,958,452  $0.30  $0.50  $0.53
                                                                                                =====  =====  =====
Dilutive effect of Stock Options,
   Warrants and Preferred Stock
   conversions                         --      --       --   1,990,005   2,432,476   1,859,613
                                   ------  ------  -------  ----------  ----------  ----------
Diluted Earnings per Share
   Net income available to common
   shareholders plus assumed
   conversions                     $4,202  $7,171  $10,504  16,148,443  16,744,296  21,818,065  $0.26  $0.43  $0.48
                                   ======  ======  =======  ==========  ==========  ==========  =====  =====  =====

     Basic earnings per common share is based on the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per common share is based on the weighted average number of common shares and all dilutive potential common shares outstanding during the period. The Company had outstanding 172,333, 117,000 and 30,000 stock options at December 31, 2002, 2003 and 2004, respectively, that were antidilutive. The Company had outstanding 252,632 warrants at December 31, 2002 that were antidilutive. These antidilutive stock options and warrants were not included in the calculation because the exercise price of these instruments exceeded the underlying market value of the options and warrants as of the dates presented. The Company had 1,145,515 and 1,262,930 convertible preferred shares at December 31, 2002 and 2003, respectively, that were antidilutive and were not included in the calculation.

CONTINGENCIES

     Liabilities and other contingencies are recognized upon determination of an exposure, which when analyzed indicates that it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of such loss is reasonably estimable.

ASSET RETIREMENT OBLIGATION

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that an asset retirement obligation (ARO) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which a legal obligation is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense will be recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash outflows discounted at the company's credit-adjusted risk-free interest rate.

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

     Inherent in the fair value calculation of ARO are numerous assumptions and judgments including the ultimate settlement amounts, inflation factors, credit adjusted discount rates, timing of settlement, and changes in the legal, regulatory, environmental and political environments. To the extent future revisions to these assumptions impact the fair value of the existing ARO liability, a corresponding adjustment is made to the oil and natural gas property balance. Settlements greater than or less then amounts accrued with the ARO are recovered as a gain or loss upon settlement.

     The following table is a reconciliation of the asset retirement obligation liability since adoption:

                                                   FOR THE YEAR ENDED DECEMBER 31,
                                                   -------------------------------
                                                            2003    2004
                                                            ----   ------
                                                            (in thousands)
Asset retirement obligation at beginning of year            $597   $  883
Liabilities incurred                                          91      425
Liabilities settled                                           --      (29)
Accretion expense                                             42       23
Revisions in estimated liabilities                           153      105
                                                            ----   ------
Asset retirement obligation at end of year                  $883   $1,407
                                                            ====   ======

     The following table shows the pro forma effect of the implementation on the Company's income available to common shareholders before cumulative effect of change in accounting principle had SFAS No. 143 been adopted by the Company on January 1, 2002.

                                                          FOR THE YEAR ENDED
                                                             DECEMBER 31,
                                                                 2002
                                                        ---------------------
                                                        (In thousands, except
                                                           per share data)
Income Available to Common Shareholders                        $4,202
Effect on Net Income had SFAS No. 143 been applied                (37)
                                                               ------
Income Attributable to Common Stock before Cumulative
   Effect of Change in Accounting Principle                    $4,165
                                                               ======
Basic Net Income per Common Share:
   Net Income                                                  $ 0.30
   Effect on Net Income had SFAS No. 143 been applied              --
                                                               ------
   Net Income                                                  $ 0.30
                                                               ======
Diluted Net Income per Common Share:
   Net Income                                                  $ 0.26
   Effect on Net Income had SFAS No. 143 been applied              --
                                                               ------
   Net Income                                                  $ 0.26
                                                               ======

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) is effective beginning as of the first interim or annual reporting period beginning after June 15, 2005. The Company believes it is likely that the impact of the requirements of SFAS No. 123(R) will significantly impact the Company's future results of operations and continues to evaluate it to determine the degree of significance.

     In December 2004, SFAS No. 153, "Exchanges of Nonmonetary Assets - an Amendment of APB Opinion No. 29" is effective for fiscal years beginning after June 15, 2005. This statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions" and replaces it with an exception for exchanges that do not have commercial substance. The Company expects the adoption of SFAS No. 153 to have no impact on its consolidated financial statements.

     In October 2004, the SEC released SAB 106, which expresses the staff's views on the application of SFAS No. 143 by oil and gas producing companies following the full cost accounting method. SAB 106 provides interpretive responses related to computing the full cost ceiling to avoid double counting the expected future cash outflows associated with asset retirement obligations, required disclosure relating to the interaction of SFAS No. 143 and the full cost rules, and the impact of SFAS No. 143 on the calculation of depreciation, depletion and amortization. The Company is in the process of determining the impact of the requirements of SAB 106.

3.   INVESTMENT IN MICHAEL PETROLEUM CORPORATION

     In 2000, the Company received a finder's fee valued at $1.5 million from affiliates of Donaldson, Lufkin & Jenrette ("DLJ") in connection with their purchase of a significant minority shareholder interest in Michael Petroleum Corporation ("MPC"). MPC is a privately held exploration and production company which focuses on the natural gas producing Lobo Trend in South Texas. The minority shareholder interest in MPC was purchased by entities affiliated with DLJ. The Company elected to receive the fee in the form of 18,947 shares of common stock, 1.9% of the outstanding common shares of MPC, which, until its sale in 2001, was accounted for as a cost basis investment. Steven A. Webster, who is the Chairman of the Board of the Company, and a Managing Director of Global Energy Partners Ltd., a merchant banking affiliate of DLJ which makes investments in energy companies, joined the Board of Directors of MPC in connection with the transaction.

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

4.   INVESTMENT IN PINNACLE GAS RESOURCES, INC.

THE PINNACLE TRANSACTION

     On June 23, 2003, pursuant to a Subscription and Contribution Agreement by and among the Company and its wholly-owned subsidiary, CCBM, Inc., Rocky Mountain Gas, Inc. ("RMG") and the Credit Suisse First Boston Private Equity entities, named therein (the "CSFB Parties"), CCBM and RMG contributed their respective interests, having a estimated fair value of approximately $7.5 million each, in (1) leases in the Clearmont, Kirby, Arvada and Bobcat project areas and (2) oil and natural gas reserves in the Bobcat project area to a newly formed entity, Pinnacle Gas Resources, Inc., a Delaware corporation. In exchange for the contribution of these assets, CCBM and RMG each received 37.5% of the common stock of Pinnacle ("Pinnacle Common Stock") as of the closing date and options to purchase Pinnacle Common Stock ("Pinnacle Stock Options"). CCBM no longer has a drilling obligation in connection with the oil and natural gas leases contributed to Pinnacle.

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

     Prior to and in connection with its contribution of assets to Pinnacle, CCBM paid RMG approximately $1.8 million in cash as part of its outstanding purchase obligation on the coalbed methane property interests CCBM previously acquired from RMG. As of June 30, 2003, approximately $1.1 million of the remaining balance of CCBM's obligation to RMG was scheduled to be paid in monthly installments of approximately $52,805 through November 2004 and a balloon payment on December 31, 2004, all of which were paid. The RMG note was secured solely by CCBM's interests in the remaining oil and natural gas leases in Wyoming and Montana. In connection with the Company's investment in Pinnacle, the Company received a reduction in the principal amount of the RMG note of approximately $1.5 million and relinquished the right to receive certain revenues related to the properties contributed to Pinnacle.

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

     As of December 31, 2004, on a fully diluted basis, assuming that all parties exercised their Pinnacle Warrants and Pinnacle Stock Options, the CSFB Parties, CCBM and RMG would have ownership interests of approximately 54.6%, 22.7% and 22.7%, respectively. In March 2004, the CSFB Parties contributed additional funds of $11.8 million into Pinnacle to continue funding the 2004 development program which increased their ownership to 66.7% on a fully diluted basis should CCBM and RMG each elect not to exercise their available options.

     For accounting purposes, the transaction was treated as a reclassification of a portion of CCBM's investments in the contributed properties to an investment in Pinnacle Gas Resources, Inc. The property contribution made by CCBM to Pinnacle is intended to be treated as a tax-deferred exchange as constituted by property transfers under section 351(a) of the Internal Revenue Code of 1986, as amended.

     The reclassification of investments in contributed properties resulting from the transaction with Pinnacle are reflected in accordance with the full cost method of accounting in the Company's December 31, 2003 balance sheet included in this Form 10-K.

5.   PROPERTY AND EQUIPMENT

     At December 31, 2003 and 2004, property and equipment consisted of the following:

                                                        AS OF DECEMBER 31,
                                                       -------------------
                                                         2003       2004
                                                       --------   --------
                                                           (IN THOUSANDS)
Proved oil and natural gas properties                  $168,329   $241,746
Unproved oil and natural gas properties                  32,978     45,067
Other equipment                                             742        846
                                                       --------   --------
   Total property and equipment                         202,049    287,659
Accumulated depreciation, depletion and amortization    (66,776)   (82,177)
                                                       --------   --------
Property and equipment, net                            $135,273   $205,482
                                                       ========   ========

     Oil and natural gas properties not subject to amortization consist of the cost of unevaluated leaseholds, seismic costs associated with specific unevaluated properties, exploratory wells in progress, and secondary recovery projects before the assignment of proved reserves. These unproved costs are reviewed periodically by management for impairment, with the impairment provision included in the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include drilling results by the Company and other operators, the terms of oil and natural gas leases not held by production, production response to secondary recovery activities and available funds for exploration and development. Of the $45.1 million of unproved property costs at December 31, 2004 being excluded from the amortizable base, $5.1 million, $5.8 million and $24.8 million were incurred in 2002, 2003 and 2004, respectively, and $9.4 million was incurred in prior years. These costs are primarily seismic and lease acquisition costs. The Company expects it will complete its evaluation of the properties representing the majority of these costs within the next two to five years.

6.   INCOME TAXES

     All of the Company's income is derived from domestic activities. Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35% to pretax income as follows:

                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                      2002     2003     2004
                                                     ------   ------   ------
                                                     (IN THOUSANDS)
Provision at the statutory tax rate                  $2,660   $4,586   $6,204
Preferred dividend on Pinnacle                           --      108      405
Increase in valuation allowance
   for equity in loss of Pinnacle                        --      189       70
State taxes                                             149      180      192
                                                     ------   ------   ------
Income tax provision                                 $2,809   $5,063   $6,871
                                                     ======   ======   ======

     Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. At December 31, 2003 and 2004, the tax effects of these temporary differences resulted principally from the following:

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                                2003      2004
                                                               ------   -------
                                                               (IN THOUSANDS)
Deferred income tax assets:
   Net operating loss carryforward                            $ 1,763   $ 2,519
   Hedge valuation                                                100        --
   Equity in the loss of Pinnacle                                 189       274
   Valuation allowance                                           (204)     (274)
                                                              -------   -------
                                                                1,848     2,519
                                                              -------   -------

Deferred income tax liabilities:
   Oil and gas acquisition, exploration and development
      costs deducted for tax purposes in excess of
      financial statement, DD&A                                 9,544    14,903
   Capitalized interest                                         4,683     5,697
   Hedge valuation                                                 --        32
                                                              -------   -------
                                                               14,227    20,632
                                                              -------   -------
      Net deferred income tax liability                       $12,379   $18,113
                                                              =======   =======

     The net deferred income tax liability is classified as follows:

                                                              AS OF DECEMBER 31,
                                                              ------------------
                                                                 2003     2004
                                                               -------   -------
                                                               (IN THOUSANDS)
Other current assets                                           $   100   $    --
Other current liabilities                                           --        32
Deferred income taxes                                           12,479    18,081
                                                               -------   -------
Net deferred income tax liability                              $12,379   $18,113
                                                               =======   =======

     Realization of deferred tax assets are dependent on the Company's ability to generate taxable earnings in the future. The Company believes it will generate taxable income in the NOL carryforward period. As such management believes that it is more likely than not that its deferred tax assets other than the deferred tax asset attributable to Pinnacle will be fully realized. A full valuation allowance has been established for the equity in loss of Pinnacle's tax asset as the realization of the deferred tax asset is dependent on generating sufficient taxable income in Pinnacle in future periods. It is more unlikely than not that Pinnacle will not realize the tax benefit. The Company has net operating loss carryforwards totaling approximately $7.2 million, which begin expiring in 2012 through 2021.

7.   LONG-TERM DEBT

     At December 31, 2003 and 2004, long-term debt consists of the following:

                                                             AS OF DECEMBER 31,
                                                             ------------------
                                                                2003     2004
                                                              -------   -------
                                                               (IN THOUSANDS)
Credit Facility                                               $ 7,000   $18,000
Senior Secured notes(1)                                            --    16,268
Senior Subordinated notes(1)                                       --    28,584
Senior Subordinated notes, related parties(1)                  26,992        --
Capital lease obligations                                         295       122
Non-recourse note payable to RMG                                  863        --
                                                              -------   -------
                                                               35,150    62,974
   Less: current maturities                                    (1,037)      (90)
                                                              -------   -------
                                                              $34,113   $62,884
                                                              =======   =======

----------
(1) Amounts are presented net of discount of $0.3 and $2.0 million as of December 31, 2003 and 2004, respectively.

Credit Facility

     On September 30, 2004, the Company entered into a Second Amended and Restated Credit Agreement with Hibernia National Bank and Union Bank of California, N.A. (the "Credit Facility"), which matures on September 30, 2007. The Credit Facility amended, restated and extended the Company's prior credit facility (such prior facility herein referred to as the "Prior Credit Facility"). The Credit Facility provides for (1) a revolving line of credit of up to the lesser of the Facility A Borrowing Base and $75.0 million and (2) a term loan facility of up to the lesser of the Facility B Borrowing Base and $25.0 million. It is secured by substantially all of the Company's assets and is guaranteed by the Company's wholly-owned subsidiary, CCBM.

     The Facility A Borrowing Bases will be redetermined by the lenders at least semi-annually on each November 1 and May 1. The initial Facility A Borrowing Base, under the Credit Facility on September 30, 2004 was $28.0 million and is $30.0 million as of December 31, 2004. The initial Facility B Borrowing Base was $0.00 and is subject to redetermination by the lenders in their sole discretion. The Company and the lenders may each request one unscheduled borrowing base redetermination subsequent to each scheduled redetermination. The Facility A Borrowing Base will at all times equal the Facility A Borrowing Base most recently redetermined by the lenders, less quarterly borrowing base reductions required subsequent to such redetermination. The lenders will reset the Facility A Borrowing Base amount at each scheduled and each unscheduled borrowing base redetermination date.

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

     The Company is subject to certain covenants under the terms of the Credit Facility, including, but not limited to the maintenance of the following financial covenants: (1) a minimum current ratio of 1.0 to 1.0 (including availability under the borrowing base), (2) a minimum quarterly debt services coverage of 1.25 times, (3) a minimum shareholders equity equal to $100.0 million, plus 100% of all subsequent common and preferred equity contributed by shareholders' subsequent to June 30, 2004, plus 50% of all positive earning occurring subsequent to June 30, 2004, plus, 180 days after issuance of any second-lien subordinated debt with another lender ("the Secured Subordinated Debt"), an amount equal to the difference, if positive, of (A) 50% of the net proceeds from the issuance less (B) 100% of all common and preferred equity contributed by shareholders from September 30, 2004 to the date of the issuance of any Secured Subordinated Debt, and (4) a maximum total recourse debt to EBITDA ratio (as defined in the Credit Facility) of not more than 3.0 to 1.0. The Credit Facility also places restrictions on additional indebtedness, dividends to shareholders, liens, investments, mergers, acquisitions, asset dispositions, asset pledges and mortgages, change of control, repurchase or redemption for cash of the Company's common stock, speculative commodity transactions and other matters.

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

     At December 31, 2003, amounts outstanding under the Prior Credit Facility totaled $7.0 million with an additional $12.0 million available for future borrowings. At December 31, 2004, amounts outstanding under the Credit Facility totaled $18.0 million, with an additional $12.0 million available for future borrowings. At December 31, 2003, no letters of credit were issued and outstanding under the Prior Credit Facility. At December 31, 2003 and 2004, no letters of credit were issued and outstanding under the prior Credit Facility and the Credit Facility, respectively.

Rocky Mountain Gas, Inc. Note

     On June 29, 2001, CCBM, Inc. issued a non-recourse promissory note payable in the amount of $7.5 million to RMG as consideration for certain interests in oil and natural gas leases held by RMG in Wyoming and Montana. The RMG note was payable in 41-monthly principal payments of $0.1 million plus interest at 8% per annum commencing July 31, 2001 with the balance due December 31, 2004, all of which have been paid. The RMG note was secured solely by CCBM's interests in the oil and natural gas leases in Wyoming and Montana. In connection with the Company's investment in Pinnacle Gas Resources, Inc., the Company received a reduction in the principal amount of the RMG note of approximately $1.5 million and relinquished the right to certain revenues related to the properties contributed to Pinnacle. During the second quarter of 2004, CCBM relinquished a portion of its interests in certain oil and natural gas leases to RMG and reduced the principal due on the RMG note by $0.3 million.

Capital Leases

     In December 2001, the Company entered into a capital lease agreement secured by certain production equipment in the amount of $0.2 million. The lease was payable in one payment of $11,323 and 35 monthly payments of $7,549 including interest at 8.6% per annum. In October 2002, the Company entered into a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $3,462 including interest at 6.4% per annum. In May 2003, the Company entered into a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $3,030 including interest at 5.5% per annum. In August 2003, the Company entered into a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $2,179 including interest at 6.0% per annum. The Company has the option to acquire the equipment at the conclusion of the lease for $1 under all of these leases. Depreciation on the capital leases for the years ended December 31, 2002, 2003 and 2004 amounted to $28,000, $48,000 and $46,000, respectively, and accumulated depreciation on the leased equipment at December 31, 2003 and 2004 amounted to $78,000 and $124,000, respectively.

Senior Subordinated Notes and Related Securities

     In December 1999, the Company consummated the sale of $22.0 million principal amount of 9% Senior Subordinated Notes due 2007 (the "Subordinated Notes") and $8.0 million of common stock and warrants. The Company sold $17.6 million, $2.2 million, $0.8 million, $0.8 million and $0.8 million principal amount of Subordinated Notes; 2,909,092, 363,636, 121,212, 121,212 and 121,212
shares of the Company's common stock and 2,208,152, 276,019, 92,006, 92,006 and 92,006 Warrants to CB Capital Investors, L.P. (now known as JPMorgan Partners (23A SBIC), L.P.), Mellon Ventures, L.P., Paul B. Loyd, Jr., Steven A. Webster and Douglas A.P. Hamilton, respectively. The Subordinated Notes were sold at a discount of $0.7 million, which is being amortized over the life of the notes. Interest payments are due quarterly commencing on March 31, 2000. As amended as described below, the Subordinated Notes allow the Company, until December 2005, to increase the amount of the Subordinated Notes for 60% of the interest which would otherwise be payable in cash. As of December 31, 2003 and December 31, 2004, the outstanding balance of the Subordinated Notes had been increased by $5.3 million and $6.8 million respectively, for such interest paid in kind. During 2004, Mellon Ventures, L.P., JPMorgan Partners (23A SBIC), Steven A. Webster and Douglas A. P. Hamilton exercised warrants to purchase 276,019, 2,208,152, 92,006 and 92,006 shares of common stock, respectively, on a cashless exercise basis for a total of 205,692, 1,684,949, 70,205 and 70,205 shares of common stock, respectively, and Paul B. Loyd, Jr., exercised warrants for cash to purchase 92,006 shares for a total of 92,006 shares of common stock. As a result, no warrants to purchase shares of common stock remain outstanding from the warrants originally issued in December 1999.

     On June 7, 2004, an unaffiliated third party (the "Subordinated Notes Purchaser") purchased all the outstanding Subordinated Notes from the original note holders. In exchange for a $0.4 million amendment fee, certain terms and conditions of the Subordinated Notes were amended, to provide for, among other things, (1) a one year extension of the maturity to December 15, 2008, (2) a one year extension, through December 15, 2005, of the paid-in-kind ("PIK") interest option to pay-in-kind 60% of the interest due each period by increasing the principal balance by a like amount (the "PIK option"), (3) an additional one year option to extend the PIK option through December 15, 2006 at an annual interest rate on the deferred amount of 10% and the payment of a one-time amendment fee equal to 0.5% of the principal then outstanding and (4) additional flexibility to obtain a separate project financing facility in the future. The amendment fee will be amortized over the remaining life of the Note.

     The Company is subject to certain covenants under the terms of the Subordinated Notes securities purchase agreement, including but not limited to,
(a) maintenance of a specified tangible net worth, (b) maintenance of a ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to quarterly Debt Service (as defined in the agreement) of not less than 1.00 to 1.00, (c) a limitation of its capital expenditures to an amount equal to the Company's EBITDA for the immediately prior fiscal year (unless approved by the Company's Board of Directors) and (d) a limitation on our Total Debt (as defined in the securities purchase agreement) to 3.5 times EBITDA for any twelve month period.

Senior Subordinated Secured Notes

     On October 29, 2004, the Company entered into a Note Purchase Agreement (the "Senior Secured Notes Purchase Agreement") with PCRL Investments L.P. (the "Senior Secured Notes Purchaser"). Pursuant to the Senior Secured Notes Purchase Agreement, the Company may issue up to $28 million aggregate principal amount of 10% Senior Subordinated Secured Notes due 2008 (the "Senior Secured Notes") for a purchase price equal to 90% of the principal amount of the Senior Secured Notes then issued. On October 29, 2004, the Senior Secured Notes Purchaser purchased $18 million aggregate principal amount of the Senior Secured Notes for a purchase price of $16.2 million. The debt discount is being amortized to interest expense using the effective interest method over the life of the note. Subject to the satisfaction of certain conditions, the Company has an option to issue up to an additional $10 million aggregate principal amount of the Senior Secured Notes to the Senior Secured Notes Purchaser before October 29, 2006.

     The Senior Secured Notes are secured by a second lien on substantially all of the Company's current proved producing reserves and non-reserve assets, guaranteed by the Company's subsidiary, and subordinated to the Company's obligations under the Credit Facility. The Senior Secured Notes bear interest at 10% per annum, payable quarterly on the 5th day of March, June, September and December of each year beginning March 5, 2005. The principal on the Senior Secured Notes is due December 15, 2008, and the Company has the option to prepay the Senior Secured Notes at any time. The Senior Secured Notes include an option that allows the Company to pay-in-kind 50% of the interest due until June 5, 2007 by increasing the principal due by a like amount. Subject to certain conditions, the Company has the option to pay the interest on and principal of (at maturity or upon prepayment) the Senior Secured

Notes with the Company's common stock, as long as the Secured Note Purchaser not hold more than 9.99% of the number of shares of the Company's common stock outstanding immediately after giving effect to such payment. The value of such shares issued as payment on the Senior Secured Notes is determined based on 90% of the volume weighted average trading price during a specified period of days beginning with the date of the payment notice and ending before the payment date. Issuance costs related to the transaction were $0.5 million and have been recorded as deferred financing costs amortized to interest expense over the life of the Senior Secured Notes.

     As contemplated by the Secured Senior Notes Purchase Agreement, the Company also entered into a registration rights agreement with the Secured Note Purchaser (the "Registration Rights Agreement"). In the event the Company chooses to issue shares of its common stock as payment of interest on the principal of the Senior Secured Notes, the Registration Rights Agreement provides registration rights with respect to such shares. The Company is generally required to file a resale shelf registration statement to register the resale of such shares under the Securities Act of 1933 (the "Securities Act") if such shares are not freely tradable under Rule 144(k) under the Securities Act. The Company is subject to certain covenants under the terms of the Registration Rights Agreement, including the requirement that the registration statement be kept effective for resale of shares subject to certain "blackout periods," when sales may not be made. In certain circumstances, including those relating to (1) delisting of the Company's common stock, (2) blackout periods in excess of a maximum length of time, (3) certain failures to make timely periodic filings with the Securities and Exchange Commission, or (4) certain delays or failures to deliver stock certificates, the Company may be required to repurchase common stock issued as payment on the Senior Secured Notes and, in certain of these circumstances, to pay damages based on the market value of its common stock. In certain situations, the Company is required to indemnify the holders of registration rights under the Registration Rights Agreement, including, without limitation, for liabilities under the Securities Act.

     The Senior Secured Notes Purchase Agreement includes certain representations, warranties and covenants by the parties thereto. The Company is subject to certain covenants under the terms of the Senior Secured Notes Purchase Agreement, including, without limitation, the maintenance of the following financial covenants: (1) a maximum total recourse debt to EBITDA ratio of not more than 3.50 to 1.0, (2) a minimum EBITDA to interest expense ratio of
2.50 to 1.0, and (3) as of April 30, 2005, a minimum tangible net worth of $12.5 million in excess of the Company's tangible net worth as of September 30, 2004. Upon a change of control, any holders of the Senior Secured Notes may require the Company to repurchase such holders' Senior Secured Notes at a price equal to then outstanding principal amount of such Senior Secured Notes, together with all interest accrued on such Senior Secured Notes through the date of repurchase. The Senior Secured Notes Purchase Agreement also places restrictions on additional indebtedness, dividends to stockholders, liens, investments, mergers, acquisitions, asset dispositions, asset pledges and mortgages, repurchase or redemption for cash of the Company's common stock, speculative commodity transactions and other matters. The Senior Secured Notes Purchaser is an affiliate of the Subordinated Notes Purchaser.

     Estimated maturities of long-term debt are $0.1 million in 2005, none in 2006, $18.0 million in 2007, and the remainder in 2008.

     At December 31, 2004, the Company was in compliance with all of its debt covenants.

8.   SEISMIC OBLIGATION PAYABLE

     In 2002, the Company acquired (or obtained the right to acquire) certain seismic data in its core areas in the Texas and Louisiana Gulf Coast regions. Under the terms of the acquisition agreements, the Company was required to make monthly payments of $0.1 million through March 2004 and an additional payment of $0.8 million in April 2004. All payments have been made.

9.   CONVERTIBLE PARTICIPATING PREFERRED STOCK

     In February 2002, the Company consummated the sale of 60,000 shares of Convertible Participating Series B Preferred Stock (the "Series B Preferred Stock") and warrants to purchase 252,632 shares of common stock for an aggregate purchase price of $6.0 million. The Company sold 40,000 and 20,000 shares of Series B Preferred Stock and 168,422 and 84,210 warrants to Mellon Ventures, Inc. and Steven A. Webster, respectively. The Series B Preferred Stock was convertible into common stock by the investors at a conversion price of $5.70 per share, subject to adjustments, and was initially convertible into 1,052,632 shares of common stock. Dividends on the Series B Preferred Stock were payable in either cash at a rate of 8% per annum or, at the Company's option, by payment in kind of additional shares of the same series of preferred stock at a rate of 10% per annum. At December 31, 2003 and through the conversion dates specified below, the outstanding balance of the Series B Preferred Stock has been increased by $1.2 million (11,987 shares) and $1.5 million (15,133 shares), respectively, for dividends paid in kind. The Series B Preferred Stock was redeemable at varying prices in whole or in part at the holders' option after three years or at the Company's option at any time. The Series B Preferred Stock also participated in any dividends declared on the common stock. Holders of the Series B Preferred Stock would have received a liquidation preference upon the liquidation of, or certain mergers or sales of substantially all assets involving, the Company. Such holders also had the option of receiving a change of control repayment price upon certain deemed change of control transactions. Mellon Ventures, Inc., converted all of its Series B Preferred Stock (approximately 49,938 shares) into 876,099 shares of common stock on May 25, 2004. Steven A. Webster converted all of his Series B Preferred Stock (approximately 25,195 shares) into 442,026 shares of common stock on June 30, 2004. As a result, no shares of Series B Preferred Stock remain outstanding at December 31, 2004. The total value of the Series B Preferred Stock upon conversion was $7.5 million and was reclassified to stockholders' equity following the conversion.

     The warrants have a five-year term and entitle the holders to purchase up to 252,632 shares of Carrizo's common stock at a price of $5.94 per share, subject to adjustments, and are exercisable at any time after issuance. The warrants may be exercised on a cashless exercise basis. During the year ended December 31, 2004, Mellon Ventures, Inc. exercised all of its 168,422 warrants on a cashless exercise basis for a total of 36,570 shares of common stock.

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

     In July 2001, the Company was notified of a prior lease in favor of a predecessor of ExxonMobil purporting to be valid and covering the same property as the Company's Neblett lease in Starr County, Texas. The Neblett lease is part of a unit in N. La Copita Prospect in which the Company owns a non-operating interest. The operator of the lease, GMT, filed a petition for, and was granted, a temporary restraining order against ExxonMobil in the 229th Judicial Court in Starr County, Texas enjoining ExxonMobil from taking possession of the Neblett wells. Pending resolution of the underlying title issue, the temporary restraining order was extended voluntarily by agreement of the parties, conditioned on GMT paying the revenues into escrow and agreeing to provide ExxonMobil with certain discovery materials in this action. ExxonMobil has filed a counterclaim against GMT and all the non-operators, including the Company, to establish the validity of their lease, remove cloud on title, quiet title to the property, and for conversion, trespass and punitive damages. The Company, along with GMT and other partners, reached a final settlement with ExxonMobil on February 11, 2003. Under the terms of the settlement, the Company recovered the balance of its drilling costs (approximately $0.1 million) and certain other costs and retained no further interest in the property. No reserves with respect to these properties were included in the Company's reported proved reserves as of December 31, 2002.

     Rent expense for each of the years ended December 31, 2002, 2003 and 2004 was $0.2 million. Effective December 2004, the Company relocated its offices and entered into a new long-term operating lease agreement that expires December 2011. Under the terms of the lease agreement, the Company received a rent abatement equal to six months of lease payments that is being amortized to expense over the term of the lease. The Company is obligated for remaining lease payments as of December 31, 2004 as follows:

DECEMBER 31,       AMOUNT
------------   --------------
               (In thousands)
2005               $  222
2006                  477
2007                  477
2008                  477
2009                  477
Remainder           1,056
                   ------
                   $3,186
                   ======

11.  SHAREHOLDERS' EQUITY

     In the first quarter of 2004, the Company completed the public offering of 6,485,000 shares of common stock at $7.00 per share. The offering included 3,655,500 newly issued shares offered by the Company and 2,829,500 shares offered by certain existing selling shareholders. The Company did not receive any proceeds from the shares sold by the selling shareholders. The Company used part of the net proceeds from this offering to accelerate its drilling program and to retain larger interests in portions of its drilling prospects that the Company otherwise would sell down or for which the Company would seek joint partners and for general corporate purposes. Initially, the Company used a portion of the net proceeds to repay the $7 million outstanding principal amount under its revolving credit facility and to complete an $8.2 million Barnett Shale acquisition on February 27, 2004.

     The Company issued 413,965 and 7,570,109 shares of common stock during the years ended December 31, 2003 and 2004, respectively. In June of 1997, the Company established the Incentive Plan of Carrizo Oil & Gas, Inc. (the "Incentive Plan"). The shares issued during the year ended December 31, 2003 were the result of the exercise of options granted under the Company's Incentive Plan. The shares issued during the year ended December 31, 2004, consisted of 3,655,500 shares issued through the public offering, 2,159,627 shares issued through the exercise of warrants, 1,318,124 shares issued through the conversion of Series B Preferred Stock and the balance issued through the exercise of options granted under the Company's Incentive Plan.

     The following table summarizes information for the options outstanding at December 31, 2004:

                               OPTIONS OUTSTANDING              OPTIONS EXERCISABLE
                           ---------------------------   ---------------------------------
                                            WEIGHTED
                            NUMBER OF       AVERAGE      WEIGHTED    NUMBER OF    WEIGHTED
                             OPTIONS       REMAINING      AVERAGE     OPTIONS      AVERAGE
                           OUTSTANDING    CONTRACTUAL    EXERCISE   EXERCISABLE   EXERCISE
RANGE OF EXERCISE PRICES   AT 12/31/04   LIFE IN YEARS     PRICE    AT 12/31/04     PRICE
------------------------   -----------   -------------   --------   -----------   --------
$1.75-2.25                   436,635          5.13         $2.21      436,635       $2.21
$3.14-4.00                   111,629          4.75         $3.52      102,517       $3.50
$4.01-5.00                   524,202          7.20         $4.30      374,480       $4.24
$5.17-8.00                   252,835          7.67         $7.18       95,611       $6.43

     The Company may grant options ("Incentive Plan Options") to purchase up to 2,350,000 shares under the Incentive Plan and has granted options covering 1,955,168 shares through December 31, 2004. Through December 31, 2004, 739,656 stock options had been exercised. A summary of the status of the Company's stock options at December 31, 2002, 2003 and 2004 is presented in the table below:

                                                      2002
                                     -------------------------------------
                                                  WEIGHTED
                                                   AVERAGE      RANGE OF
                                                  EXERCISE      EXERCISE
                                       SHARES      PRICES        PRICES
                                     ----------   --------   -------------
Outstanding at beginning of year      1,636,657     $3.49    $1.75 - $8.00
Granted (Incentive Plan Options)         54,500     $4.31    $3.76 - $5.37
Exercised (Incentive Plan Options)       (6,834)    $2.12    $2.00 - $2.25
Expired (Incentive Plan Options)        (54,000)    $6.38    $1.75 - $8.00
                                     ----------     -----
Outstanding at end of year            1,630,323     $3.35    $1.75 - $8.00
                                     ==========     =====
Exercisable at end of year            1,048,212     $3.28
                                     ==========     =====
Weighted average of fair value of
   options granted during the year   $     3.57
                                     ==========

                                                            2003
                                           -------------------------------------
                                                        WEIGHTED
                                                         AVERAGE      RANGE OF
                                                        EXERCISE      EXERCISE
                                             SHARES      PRICES        PRICES
                                           ----------   --------   -------------
Outstanding at beginning of year            1,630,323     $3.35    $1.75 - $8.00
Granted (Incentive Plan Options)              257,500     $4.63    $4.37 - $5.75
Exercised (Pre-IPO Options)                   (85,000)    $3.60    $3.60
Exercised (Incentive Plan Options)           (161,001)    $2.39    $2.00 - $4.40
Expired (Incentive Plan Options)               (4,000)    $3.33    $2.25 - $4.40
                                           ----------     -----
Outstanding at end of year                  1,637,822     $3.63    $1.75 - $8.00
                                           ==========     =====
Exercisable at end of year                  1,261,655     $3.44
                                           ==========     =====
Weighted average of fair value of
   options granted during the year         $     3.65
                                           ==========

                                                          2004
                                         ---------------------------------------
                                                      WEIGHTED
                                                       AVERAGE       RANGE OF
                                                      EXERCISE       EXERCISE
                                           SHARES      PRICES         PRICES
                                         ----------   --------   ---------------
Outstanding at beginning of year          1,637,822     $3.63    $1.75 - $8.00
Granted (Incentive Plan Options)            131,668     $8.01    $6.98 - $9.215
Exercised (Pre-IPO Options)                 (88,825)    $3.60    $3.60
Exercised (Incentive Plan Options)         (348,033)    $3.83    $1.8125 - $8.00
Expired (Incentive Plan Options)             (7,331)    $5.89    $4.40 - $8.00
                                         ----------     -----
Outstanding at end of year                1,325,301     $4.09    $1.75 - $9.215
                                         ==========     =====
Exercisable at end of year                1,009,243     $3.49
                                         ==========     =====
Weighted average of fair value of
   options granted during the year       $     4.86
                                         ==========

     In March of 2000, the FASB issued FIN No. 44 which was effective July 1, 2000 and clarifies the application of APB No. 25 for certain issues associated with the issuance or subsequent modifications of stock compensation. For certain modifications, including stock option repricings made subsequent to December 15, 1998, the Interpretation requires that variable plan accounting be applied to those modified awards prospectively from July 1, 2000. This requires that the change in the intrinsic value of the modified awards be recognized as compensation expense. On February 17, 2000, Carrizo repriced certain employee and director stock options covering 348,500 shares of stock with a weighted average exercise price of $9.13 to a new exercise price of $2.25 through the cancellation of existing options and issuance of new options at current market prices. Subsequent to the adoption of the Interpretation, the Company records the effects of any changes in its stock price over the remaining vesting period through February 2010 on the corresponding intrinsic value of the repriced options in its results of operations as compensation expense until the repriced options either are exercised or expire. Stock option compensation expense (benefit) relating to the repriced options for the years ended December 31, 2002, 2003 and 2004 amounted to $(0.1 million), $0.3 million and $1.1 million, respectively.

     In December 1999, the Company reduced the exercise price of certain warrants originally issued to affiliates of Enron Corp. in January 1998. 250,000 of these warrants outstanding as of December 31, 2003 and 2004 were exercised in January 2005, for 250,000 shares of the Company's common stock at $4.00 per share.

12.  RELATED-PARTY TRANSACTIONS

     During the years ended December 31, 2003 and 2004, the Company incurred drilling costs in the amount of and $2.2 million and $1.6 million, respectively, with Grey Wolf Drilling. Mr. Webster is the Chairman of the Board of Carrizo and a member of the Board of Directors of Grey Wolf Drilling. During the year ended December 31, 2003 and 2004, the Company incurred lease operating costs of $0.4 million and $0.4 million, respectively, with Basic Services, Inc. Mr. Webster and Mr. Johnson are members of the Board of Directors of Basic Services, Inc. It is management's opinion that the transactions with both of these entitities were performed at prevailing market rates.

     At December 31, 2004, the Company had outstanding related-party accounts receivable and payable balances of $0.3 million and $0.7 million, respectively. At December 31, 2003, the Company had outstanding related party accounts payable balances of $0.9 million.

     During the year ended 2004, Goodrich Petroleum ("Goodrich") participated in the drilling of one well operated by the Company. During the year ended December 31, 2004, the Company incurred land and drilling expenses of $0.6 million with the Company. Mr. Webster is a member of the Board of Directors of Goodrich. The terms of the operating agreements between the Company and Goodrich are consistent with standard industry practices.

     See Notes 4, 7 and 9 for a discussion of the investment in Pinnacle, Subordinated Notes and Series B Preferred Stock with parties that include members of the Company's Board of Directors or their affiliates.

     Steven A. Webster, Chairman of the Board of the Company, is also a managing director of Credit Suisse First Boston Private Equity and is therefore a related party to the Pinnacle transaction.

     The Company entered into a transition services agreement with Pinnacle pursuant to which the Company provided certain accounting, treasury, tax, insurance and financial reporting functions to Pinnacle for a monthly fee equal to the Company's actual cost to provide such services. No such services were provided during 2004.

13. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

     The Company's operations involve managing market risks related to changes in commodity prices. Derivative financial instruments, specifically swaps, futures, options and other contracts, are used to reduce and manage those risks. The Company addresses market risk by selecting instruments whose value fluctuations correlate strongly with the underlying commodity being hedged. The Company enters into swaps, options, collars and other derivative contracts to hedge the price risks associated with a portion of anticipated future oil and natural gas production. While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. Under these agreements, payments are received or made based on the differential between a fixed and a variable product price. These agreements are settled in cash at termination, expiration or exchanged for physical delivery contracts. The Company enters into the majority of its hedging transactions with two counterparties and a netting agreement is in place with those counterparties. The Company does not obtain collateral to support the agreements but monitors the financial viability of counterparties and believes its credit risk is minimal on these transactions. In the event of nonperformance, the Company would be exposed to price risk. The Company has some risk of accounting loss since the price received for the product at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the hedging transaction.

     As of December 31, 2003 and 2004, the unrealized gain/(loss), net of tax, of $0.2 million and $59,000, respectively, (net of tax of $0.1 million and $34,000, respectively) remained in accumulated other comprehensive income related to the valuation of the Company's hedging positions.

     Total oil purchased and sold under swaps and collars during 2002, 2003 and 2004 were 131,300 Bbls, 193,600 Bbls and 121,700 Bbls, respectively. Total natural gas purchased and sold under swaps and collars in 2002, 2003 and 2004 were 2,314,000 MMBtu, 2,739,000 MMBtu and 3,936,000 MMBtu, respectively. The net losses realized by the Company under such hedging arrangements were $(0.9) million, $(1.8) million and $(1.0) million for 2002, 2003 and 2004, respectively, and are included in oil and natural gas revenues.

     At December 31, 2003 and 2004 the Company had the following outstanding hedge positions:

                                            DECEMBER 31, 2003
                      ------------------------------------------------------------
                      CONTRACT VOLUMES
                      ----------------     AVERAGE       AVERAGE        AVERAGE
      QUARTER          BBLS     MMBTU    FIXED PRICE   FLOOR PRICE   CEILING PRICE
      -------         ------   -------   -----------   -----------   -------------
First Quarter 2004    27,000                $30.36
First Quarter 2004             180,000        6.67
First Quarter 2004             546,000                    $4.10          $7.00
Second Quarter 2004   18,300                 30.38
Second Quarter 2004            546,000                     4.00           5.60
Third Quarter 2004             552,000                     4.00           5.60
Fourth Quarter 2004            369,000                     4.00           5.80

                                            DECEMBER 31, 2003
                      ------------------------------------------------------------
                      CONTRACT VOLUMES
                      ----------------     AVERAGE       AVERAGE        AVERAGE
      QUARTER          BBLS     MMBTU    FIXED PRICE   FLOOR PRICE   CEILING PRICE
      -------         ------   -------   -----------   -----------   -------------
First Quarter 2005    27,000                              $41.67         $50.50
First Quarter 2005             928,000                      5.40           8.11
Second Quarter 2005            364,000                      5.25           7.15
Second Quarter 2005             91,000      $6.03
Third Quarter 2005             368,000                      5.25           7.40
Third Quarter 2005              92,000       6.03
Fourth Quarter 2005            276,000                      5.25           7.92
Fourth Quarter 2005             92,000       6.03

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

14. SUBSEQUENT EVENT

     Effective February 1, 2005, the Company sold to a private company its interest in the Patterson Prospect Area in St. Mary Parish, Louisiana, including the Shadyside #1 well and any anticipated follow-up wells, for approximately $9.0 million. The Company's average daily production from the Shadyside #1 during the fourth quarter 2004 was approximately 970 Mcfe per day. Proceeds from the sale are expected to be used in the 2005 Barnett Shale and Gulf Coast drilling program and for general corporate purposes.

15. SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

     The following disclosures provide unaudited information required by SFAS No. 69, "Disclosures About Oil and Gas Producing Activities."

COSTS INCURRED

     Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below:

                                                 FOR THE YEAR ENDED DECEMBER 31,
                                                 -------------------------------
                                                     2002      2003      2004
                                                   -------   -------   -------
                                                          (IN THOUSANDS)
Property acquisition costs
   Unproved                                        $ 6,402   $ 7,280   $21,831
   Proved                                              660        --     8,357
Exploration costs                                   14,194    23,745    39,181
Development costs                                    2,351       112    12,697
Asset retirement obligation                                      744       529
                                                       --
                                                   -------   -------   -------
      Total costs incurred (1)                     $23,607   $31,881   $82,595
                                                   =======   =======   =======

----------

(1) Excludes capitalized interest on unproved properties of $3.1 million, $2.9 million and $2.9 million for the years ended December 31, 2002, 2003 and 2004, respectively, and includes capitalized overhead of $1.0 million, $1.4 million and $1.7 million for the years ended December 31, 2002, 2003 and 2004, respectively. The table also includes non-cash asset retirement obligations of $0.7 million and $0.5 million for the year ended December 31, 2003 and 2004, respectively.

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

     Proved oil and natural gas reserve quantities at December 31, 2002, 2003 and 2004, and the related discounted future net cash flows before income taxes are based on estimates prepared by Ryder Scott Company, DeGolyer and MacNaughton and Fairchild & Wells, Inc., independent petroleum engineers. Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission.

     The Company's net ownership interests in estimated quantities of proved oil and natural gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below:

                                                         THOUSANDS OF BARRELS OF
                                                           OIL AND CONDENSATE
                                                             AT DECEMBER 31,
                                                         -----------------------
                                                           2002    2003    2004
                                                          -----   -----   -----
Proved developed and undeveloped reserves -
   Beginning of year                                      6,857   8,381   8,714
   Purchase of oil and natural gas properties in place       --      --       5
   Discoveries and extensions                               369     231     208
   Revisions                                              1,568     553     500
   Sales of oil and gas properties in place                (12)     (1)      --
   Production                                             (401)   (450)   (309)
                                                          -----   -----   -----
End of year                                               8,381   8,714   9,118
                                                          =====   =====   =====
Proved developed reserves at beginning of year            1,158   1,393   1,395
                                                          =====   =====   =====
Proved developed reserves at end of year                  1,393   1,395   1,459
                                                          =====   =====   =====

                                                           MILLIONS OF CUBIC FEET
                                                               OF NATURAL GAS
                                                               AT DECEMBER 31,
                                                         --------------------------
                                                           2002      2003     2004
                                                         -------   ------   -------
Proved developed and undeveloped reserves -
   Beginning of year                                      17,858   12,922    18,069
   Purchase of oil and natural gas properties in place       585       --    13,390
   Discoveries and extensions                              3,280   10,305    32,002
   Revisions                                             (3,726)      129   (2,378)
   Sales of oil and gas properties in place                (274)     (523)       --
   Production                                            (4,801)   (4,764)   (6,462)
                                                         -------   ------   -------
End of year                                               12,922   18,069    54,621
                                                         =======   ======   =======
Proved developed reserves at beginning of year            13,754   12,826    17,098
                                                         =======   ======   =======
Proved developed reserves at end of year                  12,826   17,098    28,066
                                                         =======   ======   =======

     Carrizo uses the equity method of accounting to record its minority ownership in the operations of Pinnacle, formed in June 2003. Accordingly, the proved reserve tables, above, do not include the Company's interest ownership, 22.7% on a fully diluted basis, in the proved reserves of Pinnacle at the end of 2004, or an estimated 5.6 Bcfe of proved reserves.

     Standardized Measure

     The standardized measure of discounted future net cash flows relating to the Company's ownership interests in proved oil and natural gas reserves as of year-end is shown below:

                                                              YEAR ENDED DECEMBER 31,
                                                          ------------------------------
                                                            2002       2003       2004
                                                          --------   --------   --------
                                                                  (IN THOUSANDS)
Future cash inflows                                       $305,087   $375,160   $685,598
Future oil and natural gas operating expenses              142,597    167,090    244,618
Future development costs                                    15,259     15,943     55,730
Future income tax expenses                                  33,232     45,540    108,295
                                                          --------   --------   --------
Future net cash flows                                      113,999    146,587    276,955
10% annual discount for estimating timing of cash flows     49,702     58,961    127,234
                                                          --------   --------   --------
Standard measure of discounted future net cash flows      $ 64,297   $ 87,626   $149,721
                                                          ========   ========   ========

     Future cash flows are computed by applying year-end prices of oil and natural gas to year-end quantities of proved oil and natural gas reserves. Average prices used in computing year end 2002, 2003 and 2004 future cash flows were $29.16, $30.29 and $41.18 for oil, respectively and $4.70, $6.19 and $5.68 for natural gas, respectively. Future operating expenses and development costs are computed primarily by the Company's petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company's proved oil and natural gas reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions.

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

CHANGE IN STANDARDIZED MEASURE

     Changes in the standardized measure of future net cash flows relating to proved oil and natural gas reserves are summarized below:

                                                       2002       2003       2004
                                                     --------   --------   --------
                                                             (IN THOUSANDS)
Changes due to current-year operations -
   Sales of oil and natural gas, net of oil
      and natural gas operating expenses             $(23,377)  $(34,177)  $(42,982)
   Extensions and discoveries                          20,680     42,530     80,933
   Purchases of oil and gas properties                    888         --     16,467
Changes due to revisions in standardized variables
   Prices and operating expenses                       36,511      8,654     34,516
   Income taxes                                       (12,748)    (9,606)   (31,667)
   Estimated future development costs                     417       (377)    12,951
   Revision of quantities                               8,818      5,374     (1,307)
   Sales of reserves in place                            (191)      (836)        --
   Accretion of discount                                4,795      8,304     11,485
   Production rates, timing and other                 (12,880)     3,463    (18,301)
                                                     --------   --------   --------
Net change                                             22,913     23,329     62,095
Beginning of year                                      41,384     64,297     87,626
                                                     --------   --------   --------
End of year                                          $ 64,297   $ 87,626   $149,721
                                                     ========   ========   ========

     Sales of oil and natural gas, net of oil and natural gas operating expenses, are based on historical pretax results. Sales of oil and natural gas properties, extentions and discoveries, purchases of minerals in place and the changes due to revisions in standardized variables are reported on a pretax discounted basis, while the accretion of discount is presented on an after-tax basis.

16. SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

                                     FIRST     SECOND    THIRD     FOURTH
                                    -------   -------   -------   -------
                                   (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
2004
Revenues                            $10,873   $11,960   $12,274   $16,267
Costs and expenses, net               8,690     9,822     8,884    13,124
                                    -------   -------   -------   -------
Net income                            2,183     2,138     3,390     3,143
Dividends and accretion                 198       152        --        --
                                    -------   -------   -------   -------
Net income available to common
   shareholders                     $ 1,985   $ 1,986   $ 3,390   $ 3,143
                                    =======   =======   =======   =======
Basic net income per share (1)      $  0.12   $  0.10   $  0.15   $  0.14
                                    =======   =======   =======   =======
Diluted net income per share (1)    $  0.10   $  0.09   $  0.15   $  0.14
                                    =======   =======   =======   =======

                                              FIRST    SECOND    THIRD    FOURTH
                                             -------   ------   -------   ------
                                           (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)
2003
Revenues                                     $10,663   $8,828   $10,123   $8,893
Costs and expenses, net                        7,693    6,868     8,041    7,866
                                             -------   ------   -------   ------
Net income                                     2,970    1,960     2,082    1,027
Dividends and accretion                          181      181       190      189
                                             -------   ------   -------   ------
Net income available to common
   shareholders before cumulative effect
   in accounting principle                   $ 2,789   $1,779   $ 1,892   $  838
                                             =======   ======   =======   ======
Cumulative effect in change of
   in accounting principle                       128       --        --       --
                                             -------   ------   -------   ------
Net income available to
   common shareholders                       $ 2,661   $1,779   $ 1,892   $  838
                                             =======   ======   =======   ======
Basic net income per share (1)               $  0.19   $ 0.13   $  0.13   $ 0.06
                                             =======   ======   =======   ======
Diluted net income per share (1)             $  0.16   $ 0.11   $  0.11   $ 0.05
                                             =======   ======   =======   ======

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

                                        CARRIZO OIL & GAS, INC.


                                        By: /s/ PAUL F. BOLING
                                            ------------------------------------
                                        Paul F. Boling
                                        Chief Financial Officer, Vice President,
                                        Secretary and Treasurer

Date: March 31, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           NAME                         CAPACITY                  DATE
           ----                         --------                  ----


/s/ S. P. JOHNSON IV        President, Chief Executive        March 31, 2005
-------------------------   Officer and Director (Principal
S. P. Johnson IV            Executive Officer)


/s/ PAUL F. BOLING          Chief Financial Officer, Vice     March 31, 2005
-------------------------   President, Secretary and
Paul F. Boling              Treasurer (Principal Financial
                            Officer and Principal
                            Accounting Officer)


/s/ STEVEN A. WEBSTER       Chairman of the Board             March 31, 2005
-------------------------
Steven A. Webster


/s/ THOMAS L. CARTER, JR.   Director                          March 31, 2005
-------------------------
Thomas L. Carter, Jr.


/s/ PAUL B. LOYD, JR.       Director                          March 31, 2005
-------------------------
Paul B. Loyd, Jr.


/s/ F. GARDNER PARKER       Director                          March 31, 2005
-------------------------
F. Gardner Parker


/s/ ROGER A. RAMSEY         Director                          March 31, 2005
-------------------------
Roger A. Ramsey


/s/ FRANK A. WOJTEK         Director                          March 31, 2005
-------------------------
Frank A. Wojtek

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

+10.2  -- Amended and Restated Incentive Plan of the Company effective as of
          February 17, 2000 (Incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended June
          30, 2000).

+10.3  -- Amendment No. 1 to the Amended and Restated Incentive Plan of the
          Company (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30,
          2002).

+10.4  -- Amendment No. 2 to the Amended and Restated Incentive Plan of the
          Company (Incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K for the year ended December 31,
          2002).

+10.5  -- Amendment No. 3 to the Amended and Restated Incentive Plan of the
          Company (Incorporated herein by reference to Appendix A to the Company's Proxy Statement dated April 21, 2003).

+10.6  -- Amendment No. 4 to the Amended and Restated Incentive Plan of the
          Company (incorporated herein by reference to Appendix B to the Company's Proxy Statement dated April 26, 2004).

+10.7  -- Employment Agreement between the Company and S.P. Johnson IV
          (Incorporated herein by reference to Exhibit 10.2 to the Company's
          Registration Statement on Form S-1 (Registration No. 333-29187)).

+10.8  -- Employment Agreement between the Company and Kendall A. Trahan
          (Incorporated herein by reference to Exhibit 10.4 to the Company's
          Registration Statement on Form S-1 (Registration No. 333-29187)).

+10.9  -- Employment Agreement between the Company and J. Bradley Fisher
          (Incorporated herein by reference to Exhibit 10.8 to the Company's
          Registration Statement on Form S-2 (Registration No. 333-111475)).

+10.10 -- Employment Agreement between the Company and Paul F. Boling
          (Incorporated herein by reference to Exhibit 10.9 to the Company's
          Registration Statement on Form S-2 (Registration No. 333-111475)).

+10.11 -- Form of Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K for the year ended December 31, 1998).

+10.12 -- S Corporation Tax Allocation, Payment and Indemnification Agreement among the Company and Messrs. Loyd, Webster, Johnson, Hamilton and
          Wojtek (Incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (Registration No.
          333-29187)).

+10.13 -- S Corporation Tax Allocation, Payment and Indemnification Agreement among Carrizo Production, Inc. and Messrs. Loyd, Webster, Johnson,
          Hamilton and Wojtek (Incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (Registration No.
          333-29187)).

+10.14 -- Form of Amendment to Executive Officer Employment Agreement.
          (Incorporated herein by reference to Exhibit 99.3 to the Company's
          Current Report on Form 8-K dated January 8, 1998).

+10.15 -- Securities Purchase Agreement dated December 15, 1999 among the
          Company, CB Capital Investors, L.P., Mellon Ventures, L.P., Paul B.
          Loyd Jr., Douglas A. P. Hamilton and Steven A. Webster (Incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated December 15, 1999).

+10.16 -- First Amendment to Securities Purchase Agreement dated as of June
          7, 2004 among Carrizo Oil & Gas, Inc., Steelhead Investments Ltd.,
          Douglas A.P. Hamilton, Paul B. Loyd, Jr., Steven A. Webster and Mellon
          Ventures, L.P. (incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K filed on June 10, 2004).

+10.17 -- Form of Amended and Restated 9% Senior Subordinated Note due 2008
          (incorporated herein by reference to Exhibit 99.2 to the Company's
          Current Report on Form 8-K filed on June 10, 2004).

+10.18 -- Second Amendment to Securities Purchase Agreement dated as of
          October 29, 2004 among Carrizo Oil & Gas, Inc. and the Investors named therein (incorporated herein by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on November 3, 2004).

+10.19 -- Shareholders Agreement dated December 15, 1999 among the Company,
          CB Capital Investors, L.P., Mellon Ventures, L.P., Paul B. Loyd Jr.,
          Douglas A. P. Hamilton, Steven A. Webster, S.P. Johnson IV, Frank A.
          Wojtek and DAPHAM Partnership, L.P. (Incorporated herein by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K dated
          December 15, 1999).

+10.20 -- First Amendment to Shareholders Agreement dated as of December 15,
          1999 by and among Carrizo Oil & Gas, Inc, J.P. Morgan Partners (23A
          SBIC), LLC, Mellon Ventures, L.P., S.P. Johnson IV, Frank A. Wojtek,
          Steven A. Webster, Douglas A.P. Hamilton, Paul B. Loyd, Jr. and DAPHAM
          Partnership, L.P. dated April 21, 2004 (incorporated herein by reference to Exhibit 32 to the Schedule 13D/A filed by Paul B. Loyd,
          Jr. on May 27, 2004).

+10.21 -- Second Amendment to Shareholders Agreement dated as of December
          15,1999 by and among Carrizo Oil & Gas, Inc., J.P. Morgan Partners
          (23A SBIC), LLC, Mellon Ventures, L.P., S.P. Johnson IV, Frank A.
          Wojtek and Steven A. Webster dated June 7, 2004 (incorporated herein by reference to Exhibit 99.4 to the Company's Current Report on Form
          8-K filed on June 10, 2004).

+10.22 -- Registration Rights Agreement dated December 15, 1999 among the
          Company, CB Capital Investors, L.P. and Mellon Ventures, L.P.
          (Incorporated herein by reference to Exhibit 99.4 to the Company's
          Current Report on Form 8- K dated December 15, 1999).

+10.23 -- Amended and Restated Registration Rights Agreement dated December
          15, 1999 among the Company, Paul B. Loyd Jr., Douglas A. P. Hamilton,
          Steven A. Webster, S.P. Johnson IV, Frank A. Wojtek and DAPHAM
          Partnership, L.P. (Incorporated herein by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated December 15, 1999).

+10.24 -- Form of Amendment to Executive Officer Employment Agreement
          (Incorporated herein by reference to Exhibit 99.7 to the Company's
          Current Report on Form 8-K dated December 15, 1999).

+10.25 -- Form of Amendment to Director Indemnification Agreement
          (Incorporated herein by reference to Exhibit 99.8 to the Company's
          Current Report on Form 8-K dated December 15, 1999).

+10.26 -- Purchase and Sale Agreement by and between Rocky Mountain Gas, Inc.
          and CCBM, Inc., dated June 29, 2001 (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

+10.27 -- Securities Purchase Agreement dated February 20, 2002 among the
          Company, Mellon Ventures, L.P. and Steven A. Webster (Incorporated herein by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K dated February 20, 2002).

+10.28 -- Warrant Agreement dated February 20, 2002 among the Company, Mellon
          Ventures, L.P. and Steven A. Webster (including Warrant Certificate)
          (Incorporated herein by reference to Exhibit 99.4 to the Company's
          Current Report on Form 8-K dated February 20, 2002).

+10.29 -- Registration Rights Agreement dated February 20, 2002 among the
          Company, Mellon Ventures, L.P. and Steven A. Webster (Incorporated herein by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated February 20, 2002).

+10.30 -- Form of Amendment to Executive Officer Employment Agreement
          (Incorporated herein by reference to Exhibit 99.7 to the Company's
          Current Report on Form 8-K dated February 20, 2002).

+10.31 -- Form of Amendment to Director Indemnification Agreement
          (Incorporated herein by reference to Exhibit 99.8 to the Company's
          Current Report on Form 8-K dated February 20, 2002).

+10.32 -- Contribution and Subscription Agreement dated June 23, 2003 by and among Pinnacle Gas Resources, Inc., CCBM, Inc., Rocky Mountain Gas,
          Inc. and the CSFB Parties listed therein (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
          10-Q for the quarter ended June 30, 2003).

+10.33 -- Transition Services Agreement dated June 23, 2003 by and between the Company and Pinnacle Gas Resources, Inc. (Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form
          10-Q for the quarter ended June 30, 2003).

+10.34 -- Second Amended and Restated Credit Agreement dated as of September
          30, 2004 by and among Carrizo Oil & Gas, Inc., CCBM, Inc., Hibernia
          National Bank, as Agent, Union Bank of California, N.A., as co-agent, and Hibernia National Bank and Union Bank of California, N.A., as lenders (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 6, 2004).

+10.35 -- First Amendment to Second Amended and Restated Credit Agreement dated as of October 29, 2004 among Carrizo Oil & Gas, Inc., CCBM,
          Inc., Hibernia National Bank and Union Bank of California, N.A.
          (incorporated herein by reference to Exhibit 10.6 to the Company's
          Current Report on Form 8-K filed on November 3, 2004).

+10.36 -- Commercial Guaranty made and entered into as of September 30, 2004 by CCBM, Inc. in favor of Hibernia National Bank, as agent
          (incorporated herein by reference to Exhibit 10.2 to the Company's
          Current Report on Form 8-K filed on October 6, 2004).

+10.37 -- Amended and Restated Stock Pledge and Security Agreement dated and effective as of September 30, 2004 by Carrizo Oil & Gas, Inc. in favor of Hibernia National Bank, as agent (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on
          October 6, 2004).

+10.38 -- Note Purchase Agreement dated as of October 29, 2004 among Carrizo
          Oil & Gas, Inc., the Purchasers named therein and PCRL Investments
          L.P., as collateral agent (incorporated herein by reference to Exhibit
          10.1 to the Company's Current Report on Form 8-K filed on November 3,
          2004).

+10.39 -- Form of 10% Senior Subordinated Secured Note due 2008 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on November 3, 2004).

+10.40 -- Stock Pledge and Security Agreement dated as of October 29, 2004 by
          Carrizo Oil & Gas, Inc. in favor of PCRL Investments L.P., as collateral agent (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 3, 2004).

+10.41 -- Commercial Guaranty dated as of October 29, 2004 by CCBM, Inc. in favor of PCRL Investments L.P., guarantying the indebtedness of Carrizo Oil & Gas, Inc. (incorporated herein by reference to Exhibit
          10.4 to the Company's Current Report on Form 8-K filed on November 3,
          2004).

+10.42 -- Registration Rights Agreement dated as of October 29, 2004 among
          Carrizo Oil & Gas, Inc. and the Investors named therein (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on November 3, 2004).

10.43  -- Form of Stock Option Award Agreement.

+10.44 -- Employment Agreement between the Company and Gregory E. Evans dated
          March 21, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 22, 2005).

10.45  -- Director Compensation.

10.46  -- Base Salaries and 2004 Annual Bonuses for certain Executive
          Officers.

21.1   -- Subsidiaries of the Company.

23.1   -- Consent of Pannell Kerr Forster of Texas, P.C.

23.2   -- Consent of Ernst & Young LLP.

23.3   -- Consent of Ryder Scott Company Petroleum Engineers.

23.4   -- Consent of Fairchild & Wells, Inc.

23.5   -- Consent of DeGolyer and MacNaughton.

31.1 -- CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 -- CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -- CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 -- CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1   -- Summary of Reserve Report of Ryder Scott Company Petroleum
          Engineers as of December 31, 2004.

99.2   -- Summary of Reserve Report of Fairchild & Wells, Inc. as of December
          31, 2004.

99.3   -- Summary of Reserve Report of DeGolyer and MacNaughton as of
          December 31, 2004.

----------
+    Incorporated by reference as indicated.