Form 10-K/A
period 2004-12-31
CARRIZO OIL & GAS INC
filed 2005-05-02
CIK 1040593

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                Amendment No. 1 to Form 10-K filed March 31, 2005

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
                             COMMISSION NO. 0-22915

                             CARRIZO OIL & GAS, INC.
             (Exact name of registrant as specified in its charter)
        TEXAS                                      76-0415919
     (State or other                           (I.R.S. Employer
     jurisdiction of                          Identification No.)
      incorporation)
  1000 LOUISIANA STREET, SUITE 1500                     77002
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
================================================================================

                               TABLE OF CONTENTS


                        PART I.........................................................................    3
                           Item 9A.  Controls and Procedures...........................................    3
                        PART IV........................................................................    7
                           Item 15. Exhibits and Financial Statement Schedules.........................    7
                        SIGNATURES.....................................................................   12

                                EXPLANATORY NOTE

     This Amendment No. 1 (this "Amendment") to the Form 10-K of Carrizo Oil & Gas, Inc. ("Carrizo," the "Company" or "We") for the year ended December 31, 2004 (the "Form 10-K"), which was originally filed on March 31, 2005, is being filed to include "Management's Annual Report on Internal Control Over Financial Reporting," required by Item 308(a) of Regulation S-K, and the related "Report of the Registered Public Accounting Firm," required by Item 308(b) of Regulation S-K. We amended Item 9A, "Controls and Procedures" to include these reports and
Item 15 to reflect the filing of the relevant exhibits with this Amendment. No other sections were affected. In filing this Amendment, we are relying on the extension for filing of these items provided in the Order of the SEC in Release No. 34-50754.

     This Amendment does not affect the original financial statements or footnotes as originally filed. This amendment does not reflect events occurring after the original filing of the Form 10-K and does not modify or update the disclosures therein in any way other than as required to reflect the amendments as described above and set forth below.

PART I

ITEM 9A.  CONTROLS AND PROCEDURES

     (a) DISCLOSURE CONTROLS AND PROCEDURES. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As described below under Management's Annual Report on Internal Control over Financial Reporting, we identified a material weakness in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K/A, the Company's disclosure controls and procedures were not effective. The Company has outlined a number of initiatives, as discussed below under paragraph (b) of this Item 9A, that it believes will remediate this material weakness in 2005.

     The audit report of Pannell Kerr Forster of Texas, P.C., dated March 15, 2005, which was included in the Form 10-K, expressed an unqualified opinion on our consolidated financial statements, and its assessment of Management's Annual Report on Internal Control over Financial Reporting is included herein under paragraph (d) of this Item 9A.

     (b) MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. Management, including the Company's Chief Executive Officer and Chief Financial Officer, has the responsibility for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, the Company's principal executive and principal financial officers, or persons performing similar functions and effected by the Company's Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate or insufficient because of changes in operating conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     A control deficiency exists when the design or operation of a control does not allow management or employees, in the ordinary course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company's ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP, such that there is a more than remote likelihood that a misstatement of the Company's annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

     Management assessed internal control over financial reporting of the Company and its subsidiary as of December 31, 2004. The Company's management conducted its assessment in accordance with the Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"):

CLOSING CYCLE

     Upon completion of the Company's Sarbanes-Oxley Compliance assessment, the Company identified the following control deficiencies present in its closing cycle.

     o The accounting system is a manually intensive system, requiring the extensive use of spreadsheets to accumulate data and prepare the underlying support for reconciliations, account analysis and routine journal entries, all of which increases the review time and chance for error.

     o The current vacancy on the accounting staff for a financial reporting director, partially remedied by reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

     As described below, when considered in the aggregate, these deficiencies constituted a material weakness over the effectiveness of detection and monitoring controls over the financial statement close process. These deficiencies ultimately affect the accuracy of our financial statement reporting and disclosures. As a result, management has concluded that our internal
                   -------------------------------------------------------------
controls over  financial  reporting  were not effective as of December 31, 2004.
--------------------------------------------------------------------------------
The Company had previously noted conditions related to the sufficiency of review applied to the financial statement closing process in connection with the finalization of its 2003 financial statements.

     The manual year-end closing processes were performed substantially by our accounting and finance staff, with some reliance on contract professionals and financial reporting consultants. The combination of our manual, review intensive accounting system and the absence of a financial reporting director placed greater burdens of detailed reviews upon our middle and upper-level accounting professionals which, in turn compromised the level of their qualitative review of the financial statements and disclosures in the time available. These review procedures are an important component of our controls surrounding the closing process. As a result, we believe that the lack of a financial reporting director, the greater demands on the time of our accounting staff and their overall workload resulted in inadequate staffing, supervision and financial reporting expertise in our accounting department, which constituted a material weakness in our internal controls as of December 31, 2004.

     Accordingly, in connection with its audit of our 2004 financial results, Pannell Kerr Forster of Texas, P.C. ("PKF"), our independent registered public accounting firm, detected a number of errors and/or omissions, none of which were material, individually or in aggregate, but were an indication that the aforementioned material weakness was present at December 31, 2004, increasing the likelihood to more than remote that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected. The most notable of these errors related to stock based compensation expense and related footnote disclosures. Correcting adjustments were recorded by the Company prior to the finalization of its 2004 financial statements. The Company has implemented procedures to prevent these specific errors from occurring in the future. However, the additional initiatives (outline below), are needed to remediate the material weakness in our internal controls, and thus lower the risk level to remote of other potential material errors or omissions.

     While  there  can be no  assurance  in this  regard,  we  expect  that  the following  initiatives  will  eliminate  this  material  weakness  in 2005:  (1)
increasing the level of our professional accounting staff, including the successful placement of a financial reporting professional (recruiting efforts were begun in the second half of 2004), (2) expanding the use of independent reviews by outside financial reporting experts during the vacancy of our financial reporting position, and (3) completing our transition to a new fully-integrated accounting software system (data conversion began in 2004) to automate processes and improve qualitative reviews. Until these initiatives are fully implemented, we will continue to rely on manual processes and require additional commitment of resources to the closing process to produce our financial records and reports. We have discussed this material weakness and our remediation steps with our Audit Committee.

     PKF has issued its own attestation report on management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, which is filed herewith.

     (c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As described above in paragraph (b) of this Item 9A under Management's Annual Report on Internal Control over Financial Reporting, the Company identified a material weakness in the Company's internal control over financial reporting and has described a number of planned changes to its internal control over financial reporting during 2005 designed to remediate this weakness.

     (d) REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

     Board of Directors and Shareholders
     Carrizo Oil & Gas, Inc.
     Houston, Texas

     We have  audited  management's  assessment,  included  in the  accompanying
Management's Annual Report on Internal Control Over Financial Reporting appearing under Item 9A, that Carrizo Oil & Gas, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management's assessment, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

     A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. A material weakness has been identified and included in management's assessment of internal control over financial reporting. Management has identified the following internal control deficiencies that when considered in the aggregate constitute a material weakness in the effectiveness of detection and monitoring controls over the financial statement close process:

     o The accounting system is a manually intensive system, requiring the extensive use of spreadsheets to accumulate data and prepare the underlying support for reconciliations, account analysis and routine journal entries, all of which increases the review time and chance for error.

     o The current vacancy on the accounting staff for a financial reporting director, partially remedied by reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

     This material weakness manifested itself through several accounting adjustments to the consolidated financial statements and disclosures for the year ended December 31, 2004, the most notable of which relate to stock based compensation and related disclosures.

     These accounting adjustments individually and in the aggregate were not deemed to be material to the consolidated financial statements taken as a whole but were an indication that the aforementioned material weakness was present at December 31, 2004, increasing the likelihood to more than remote that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected.

     This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2004, of the Company and this report does not affect our report dated March 15, 2005 on such financial statements.

     In our opinion, management's assessment that Carrizo Oil & Gas, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004 is fairly stated, in all material respects, based on criteria established in Internal Control--Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Carrizo Oil & Gas, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by COSO.

     We do not express an opinion or any other form of assurance on management's statement referring to the effectiveness of the process instituted to remediate the material weakness.

/s/ Pannell Kerr Forster of Texas, P.C.
---------------------------------------
    Pannell Kerr Forster of Texas, P.C.

Houston, Texas
May 2, 2005


The information contained in this Annual Report on Form 10-K/A includes forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Exchange Act of 1934. These statements include, among other things, statements regarding the Company's initiatives designed to eliminate a material weakness in the Company's internal control over financial reporting by increasing the level of the Company's professional accounting staff, hiring a financial reporting professional, expanding the use of independent reviews of outside financial reporting experts and implementing a new fully-integrated accounting software system and the results of these initiatives. Any statement that is not a historical fact is a forward-looking statement. These forward-looking statements are subject to certain risks, uncertainties and assumptions as disclosed from time to time in the Company's filings with the Securities and Exchange Commission, including the actual results of these initiatives, availability of a qualified workforce to fill our accounting positions, completion of the implementation of our new accounting software system and the results of audits and assessments. As a result of these factors, actual results may differ materially from those indicated or implied by such forward-looking statements.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(A)(1)   FINANCIAL STATEMENTS

     See Index to the Consolidated Financial Statements and Supplementary Information immediately following the signature page of the Form 10-K as originally filed.

(A)(2)   FINANCIAL STATEMENT SCHEDULES

     All schedules and other statements for which provision is made in the applicable regulations of the Commission have been omitted because they are not required under the relevant instructions or are inapplicable.

(A)(3) EXHIBITS

EXHIBIT INDEX

   EXHIBIT
   NUMBER                                       DESCRIPTION
   -------    -------------------------------------------------------------------
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


                   Jr. on May 27, 2004).
    +10.21    -- Second Amendment to Shareholders Agreement dated as of December 15,
                   1999 by and among Carrizo Oil & Gas, Inc., J.P. Morgan Partners (23A
                   SBIC), LLC, Mellon Ventures, L.P., S.P. Johnson IV, Frank A. Wojtek
                   and Steven A. Webster dated June 7, 2004 (incorporated herein by reference to Exhibit 99.4 to the Company's Current Report on Form 8-K
                   filed on June 10, 2004).
    +10.22    -- Registration Rights Agreement dated December 15, 1999 among the
                   Company, CB Capital Investors, L.P. and Mellon Ventures, L.P.
                   (Incorporated herein by reference to Exhibit 99.4 to the Company's
                   Current Report on Form 8-K dated December 15, 1999).
    +10.23    -- Amended and Restated Registration Rights Agreement dated December 15,
                   1999 among the Company, Paul B. Loyd Jr., Douglas A. P. Hamilton,
                   Steven A. Webster, S.P. Johnson IV, Frank A. Wojtek and DAPHAM
                   Partnership, L.P. (Incorporated herein by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated December 15, 1999).
    +10.24    -- Form of Amendment to Executive Officer Employment Agreement
                   (Incorporated herein by reference to Exhibit 99.7 to the Company's
                   Current Report on Form 8-K dated December 15, 1999).
    +10.25    -- Form of Amendment to Director Indemnification Agreement
                   (Incorporated herein by reference to Exhibit 99.8 to the Company's
                   Current Report on Form 8-K dated December 15, 1999).
    +10.26    -- Purchase and Sale Agreement by and between Rocky Mountain Gas, Inc.
                   and CCBM, Inc., dated June 29, 2001 (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the
                   quarter ended June 30, 2001).
    +10.27    -- Securities Purchase Agreement dated February 20, 2002 among the
                   Company, Mellon Ventures, L.P. and Steven A. Webster (Incorporated
                   herein by reference to Exhibit 99.1 to the Company's Current Report on
                   Form 8-K dated February 20, 2002).
    +10.28    -- Warrant Agreement dated February 20, 2002 among the Company, Mellon
                   Ventures, L.P. and Steven A. Webster (including Warrant Certificate)
                   (Incorporated herein by reference to Exhibit 99.4 to the Company's
                   Current Report on Form 8-K dated February 20, 2002).
    +10.29    -- Registration Rights Agreement dated February 20, 2002 among the
                   Company, Mellon Ventures, L.P. and Steven A. Webster (Incorporated
                   herein by reference to Exhibit 99.5 to the Company's Current Report on
                   Form 8-K dated February 20, 2002).
    +10.30    -- Form of Amendment to Executive Officer Employment Agreement
                   (Incorporated herein by reference to Exhibit 99.7 to the Company's
                   Current Report on Form 8-K dated February 20, 2002).
    +10.31    -- Form of Amendment to Director Indemnification Agreement
                   (Incorporated herein by reference to Exhibit 99.8 to
                   the Company's Current Report on Form 8-K dated February 20, 2002).
    +10.32    -- Contribution and Subscription Agreement dated June 23, 2003 by and among Pinnacle Gas Resources, Inc., CCBM, Inc., Rocky Mountain Gas,
                   Inc. and the CSFB Parties listed therein (Incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
                   10-Q for the quarter ended June 30, 2003).
    +10.33    -- Transition Services Agreement dated June 23, 2003 by and between the
                   Company and Pinnacle Gas Resources, Inc. (Incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form
                   10-Q for the quarter ended June 30, 2003).
    +10.34    -- Second Amended and Restated Credit Agreement dated as of September 30,
                   2004 by and among Carrizo Oil & Gas, Inc., CCBM, Inc., Hibernia
                   National Bank, as Agent, Union Bank of California, N.A., as co-agent, and Hibernia National Bank and Union Bank of California, N.A., as
                   lenders (incorporated herein by reference to Exhibit 10.1 to the
                   Company's Current Report on Form 8-K filed on October 6, 2004).
    +10.35    -- First Amendment to Second Amended and Restated Credit Agreement dated as of October 29, 2004 among Carrizo Oil & Gas, Inc., CCBM, Inc.,
                   Hibernia National Bank and Union Bank of California, N.A.
                   (incorporated herein by reference to Exhibit 10.6 to the Company's
                   Current Report on Form 8-K filed on November 3, 2004).
    +10.36    -- Commercial Guaranty made and entered into as of September 30, 2004 by
                   CCBM, Inc. in favor of Hibernia National Bank, as agent (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on
                   Form 8-K filed on October 6, 2004).
    +10.37    -- Amended and Restated Stock Pledge and Security Agreement dated and effective as of September 30, 2004 by Carrizo Oil & Gas, Inc. in favor of Hibernia National Bank, as agent (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on
                   October 6, 2004).
    +10.38    -- Note Purchase Agreement dated as of October 29, 2004 among Carrizo
                   Oil & Gas, Inc., the Purchasers named therein and PCRL Investments
                   L.P., as collateral agent (incorporated herein by reference to Exhibit
                   10.1 to the Company's Current Report on Form 8-K filed on November 3,
                   2004).
    +10.39    -- Form of 10% Senior Subordinated Secured Note due 2008 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on
                   Form 8-K filed on November 3, 2004).
    +10.40    -- Stock Pledge and Security Agreement dated as of October 29, 2004 by
                   Carrizo Oil & Gas, Inc. in favor of PCRL Investments L.P., as collateral agent (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 3, 2004).
    +10.41    -- Commercial Guaranty dated as of October 29, 2004 by CCBM, Inc. in favor of PCRL Investments L.P., guarantying the indebtedness of
                   Carrizo Oil & Gas, Inc. (incorporated herein by reference to Exhibit
                   10.4 to the Company's Current Report on Form 8-K filed on November 3,
                   2004).
    +10.42    -- Registration Rights Agreement dated as of October 29, 2004 among
                   Carrizo Oil & Gas, Inc. and the Investors named therein (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on
                   Form 8-K filed on November 3, 2004).
    *10.43  -- Form of Stock Option Award Agreement.
    +10.44    -- Employment Agreement between the Company and Gregory E. Evans dated,
                   March 21, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 22, 2005).
    *10.45  -- Director Compensation.
    *10.46  -- Base Salaries and 2004 Annual Bonuses for certain Executive Officers.
    *21.1   -- Subsidiaries of the Company.
    *23.1   -- Consent of Pannell Kerr Forster of Texas, P.C.
    *23.2   -- Consent of Ernst & Young LLP.
    *23.3   -- Consent of Ryder Scott Company Petroleum Engineers.
    *23.4   -- Consent of Fairchild & Wells, Inc.
    *23.5   -- Consent of DeGolyer and MacNaughton.
    23.6    --  Consent of Pannell Kerr Forster of Texas, P.C.
    31.1   -- CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
                   of 2002.
    31.2   -- CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
                  of 2002.
    *32.1   -- CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
                   of 2002.
    *32.2   -- CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
                   of 2002.
    *99.1   -- Summary of Reserve Report of Ryder Scott Company Petroleum
                   Engineers as of December 31, 2004.
    *99.2   -- Summary of Reserve Report of Fairchild & Wells, Inc. as of December
                   31, 2004.
    *99.3       -- Summary of Reserve Report of DeGolyer and MacNaughton as of


                   December 31, 2004.

----------

+........Incorporated by reference as indicated.

*........Previously filed as an exhibit to the 10-K.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CARRIZO OIL & GAS, INC.


                                      By: /s/ PAUL F. BOLING
                                          ------------------
                                      Name:  Paul F. Boling
                                      Title: Chief Financial Officer, Vice
                                             President, Secretary and
                                             Treasurer

Date:  May 2, 2005

                                  EXHIBIT INDEX

   EXHIBIT
   NUMBER                                       DESCRIPTION
   -------    -------------------------------------------------------------------
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



                   10.1 to the Company's Current Report on Form 8-K filed on November 3,
                   2004).
    +10.39    -- Form of 10% Senior Subordinated Secured Note due 2008 (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on
                   Form 8-K filed on November 3, 2004).
    +10.40    -- Stock Pledge and Security Agreement dated as of October 29, 2004 by
                   Carrizo Oil & Gas, Inc. in favor of PCRL Investments L.P., as collateral agent (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on November 3, 2004).
    +10.41    -- Commercial Guaranty dated as of October 29, 2004 by CCBM, Inc. in favor of PCRL Investments L.P., guarantying the indebtedness of
                   Carrizo Oil & Gas, Inc. (incorporated herein by reference to Exhibit
                   10.4 to the Company's Current Report on Form 8-K filed on November 3,
                   2004).
    +10.42    -- Registration Rights Agreement dated as of October 29, 2004 among
                   Carrizo Oil & Gas, Inc. and the Investors named therein (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on
                   Form 8-K filed on November 3, 2004).
    *10.43  -- Form of Stock Option Award Agreement.
    +10.44    -- Employment Agreement between the Company and Gregory E. Evans dated,
                   March 21, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 22, 2005).
    *10.45  -- Director Compensation.
    *10.46  -- Base Salaries and 2004 Annual Bonuses for certain Executive Officers.
    *21.1   -- Subsidiaries of the Company.
    *23.1   -- Consent of Pannell Kerr Forster of Texas, P.C.
    *23.2   -- Consent of Ernst & Young LLP.
    *23.3   -- Consent of Ryder Scott Company Petroleum Engineers.
    *23.4   -- Consent of Fairchild & Wells, Inc.
    *23.5   -- Consent of DeGolyer and MacNaughton.
    23.6    --  Consent of Pannell Kerr Forster of Texas, P.C.
    31.1   -- CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
                   of 2002.
    31.2   -- CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
                  of 2002.
    *32.1   -- CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
                   of 2002.
    *32.2   -- CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act
                   of 2002.
    *99.1   -- Summary of Reserve Report of Ryder Scott Company Petroleum
                   Engineers as of December 31, 2004.
    *99.2   -- Summary of Reserve Report of Fairchild & Wells, Inc. as of December
                   31, 2004.
    *99.3       -- Summary of Reserve Report of DeGolyer and MacNaughton as of
                   December 31, 2004.

----------

+........Incorporated by reference as indicated.

*........Previously filed as an exhibit to the 10-K.