Form 10-Q
period 2005-03-31
CARRIZO OIL & GAS INC
filed 2005-05-10
CIK 1040593

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended MARCH 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                       Commission File Number 000-29187-87

                             CARRIZO OIL & GAS, INC.
             (Exact name of registrant as specified in its charter)

                     TEXAS                                 76-0415919
        (State or other jurisdiction of        (IRS Employer Identification No.)
        incorporation or organization)

1000 LOUISIANA STREET, SUITE 1500, HOUSTON, TX                77002
   (Address of principal executive offices)                (Zip Code)

                                 (713) 328-1000
                         (Registrant's telephone number)

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

                                  YES [X] NO [ ]

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of April 30, 2005, the latest practicable date, was 22,764,554.

                             CARRIZO OIL & GAS, INC.
                                    FORM 10-Q
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005
                                      INDEX

                                                                            PAGE
                                                                            ----
PART I.  FINANCIAL INFORMATION

   Item 1.      Consolidated Balance Sheets (Unaudited)
                -    As of December 31, 2004 and March 31, 2005               2

                Consolidated Statements of Operations (Unaudited)
                -    For the three-month periods ended March 31, 2004 and
                     2005                                                     3

                Consolidated Statements of Cash Flows (Unaudited)
                -    For the three-month periods ended March 31, 2004 and
                     2005                                                     4

                Notes to Consolidated Financial Statements                    5

   Item 2.      Management's Discussion and Analysis of Financial
                Condition and Results of Operations                          17

   Item 3.      Quantitative and Qualitative Disclosure About
                Market Risk                                                  32

   Item 4.      Controls and Procedures                                      33

PART II. OTHER INFORMATION

   Items 1-6.                                                                35

SIGNATURES                                                                   37

                             CARRIZO OIL & GAS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                   (UNAUDITED)

                                                           DECEMBER 31,   MARCH 31,
                                                               2004         2005
                                                           ------------   ---------
                                                                (In thousands)
                           ASSETS
CURRENT ASSETS:
   Cash and cash equivalents                                 $  5,668     $  8,264
   Accounts receivable, trade (net of allowance for
      doubtful accounts of $325 and $325 at December 31,
      2004 and March 31, 2005, respectively)                   12,738        9,243
   Advances to operators                                        1,614        1,200
   Other current assets                                         1,614        1,230
                                                             --------     --------
      Total current assets                                     21,634       19,937

PROPERTY AND EQUIPMENT, net full-cost method of
   accounting for oil and natural gas properties
   (including unevaluated costs of properties of $45,067
   and $51,364 at December 31, 2004 and March 31, 2005,
   respectively)                                              205,482      211,818
Investment in Pinnacle Gas Resources, Inc.                      5,229        5,007
Deferred financing costs                                        1,633        1,586
Other assets                                                       57           49
                                                             --------     --------
                                                             $234,035     $238,397
                                                             ========     ========

          LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
   Accounts payable, trade                                   $ 21,358     $ 13,654
   Accrued liabilities                                          7,516        8,288
   Advances for joint operations                                1,808        3,136
   Current maturities of long-term debt                            90           88
                                                             --------     --------
      Total current liabilities                                30,772       25,166

LONG-TERM DEBT                                                 62,884       66,719
ASSET RETIREMENT OBLIGATION                                     1,407        1,478
DEFERRED INCOME TAXES                                          18,113       18,719

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Warrants (334,210 and zero outstanding at December
      31, 2004 and March 31, 2005, respectively)                   80           --
   Common stock, par value $.01 (40,000,000 shares
      authorized with 22,161,457 and 22,735,554 issued
      and outstanding at December 31, 2004 and March 31,
      2005, respectively)                                         221          227
   Additional paid in capital                                  99,766      102,979
   Retained earnings                                           20,733       23,319
   Accumulated other comprehensive income (loss)                   59         (210)
                                                             --------     --------
                                                              120,859      126,315
                                                             --------     --------
                                                             $234,035     $238,397
                                                             ========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CARRIZO OIL & GAS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                FOR THE THREE
                                                                 MONTHS ENDED
                                                                  MARCH 31,
                                                          -------------------------
                                                              2004          2005
                                                          -----------   -----------
                                                             (In thousands except
                                                              per share amounts)
OIL AND NATURAL GAS REVENUES                              $    10,873   $    15,458

COSTS AND EXPENSES:
   Oil and natural gas operating expenses (exclusive of
      depletion, depreciation and amortization, shown
      separately below)                                         1,676         2,235
   Depreciation, depletion and amortization                     3,247         4,678
   General and administrative                                   2,133         2,600
   Accretion expense related to asset retirement
      obligations                                                   6            18
   Stock option compensation                                       10           976
                                                          -----------   -----------
Total costs and expenses                                        7,072        10,507
                                                          -----------   -----------

OPERATING INCOME                                                3,801         4,951
OTHER INCOME AND EXPENSES:
   Equity in loss of Pinnacle Gas Resources, Inc.                (244)         (222)
   Other income and expenses                                        9             8
   Interest income                                                 13            44
   Interest expense                                               (95)       (1,596)
   Interest expense, related parties                             (615)           --
   Capitalized interest                                           667           988
                                                          -----------   -----------

INCOME BEFORE INCOME TAXES                                      3,536         4,173
INCOME TAXES (Note 6)                                           1,353         1,587
                                                          -----------   -----------

NET INCOME                                                      2,183         2,586
DIVIDENDS AND ACCRETION ON PREFERRED STOCK                        198            --
                                                          -----------   -----------

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS               $     1,985   $     2,586
                                                          ===========   ===========
BASIC EARNINGS PER COMMON SHARE                           $      0.12   $      0.11
                                                          ===========   ===========
DILUTED EARNINGS PER COMMON SHARE                         $      0.10   $      0.11
                                                          ===========   ===========

WEIGHTED AVERAGE SHARES OUTSTANDING:
   BASIC                                                   16,613,430    22,501,696
                                                          ===========   ===========
   DILUTED                                                 19,284,153    23,402,248
                                                          ===========   ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CARRIZO OIL & GAS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                               FOR THE THREE
                                                                MONTHS ENDED
                                                                 MARCH 31,
                                                            -------------------
                                                              2004       2005
                                                            --------   --------
                                                               (In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $  2,183   $  2,586
   Adjustment to reconcile net income to net
      cash provided by operating activities-
      Depreciation, depletion and amortization                 3,247      4,678
      Accretion of discounts on asset retirement
         obligations and debt                                     67        141
      Stock option compensation (benefit)                         10        976
      Equity in loss of Pinnacle Gas Resources, Inc.             244        222
      Deferred income taxes                                    1,308      1,539
      Other                                                       --        126
   Changes in assets and liabilities-
      Accounts receivable                                        495      3,495
      Other assets                                               (10)       406
      Accounts payable                                        (2,634)    (6,839)
      Other liabilities                                        1,514         49
                                                            --------   --------
         Net cash provided by operating activities             6,424      7,379
                                                            --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                      (21,295)   (19,243)
   Proceeds from the sale or properties                           --      9,000
   Change in capital expenditure accrual                       1,165     (1,212)
   Advances to operators                                         133        415
   Advances for joint operations                                (668)     1,327
                                                            --------   --------
         Net cash used in investing activities               (20,665)    (9,713)
                                                            --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from the sale of common stock:
      Secondary offering, net of offering costs               23,422         --
      Warrants exercised                                          --      1,000
      Stock options exercised and other                          211      1,010
   Advances under borrowing base facility                         --      5,024
   Debt repayments                                            (7,805)    (2,025)
   Deferred loan costs                                           (16)       (79)
                                                            --------   --------
         Net cash provided by financing activities            15,812      4,930
                                                            --------   --------

NET INCREASE IN CASH AND CASH EQUIVALENTS                      1,571      2,596

CASH AND CASH EQUIVALENTS, beginning of period                 3,322      5,668
                                                            --------   --------
CASH AND CASH EQUIVALENTS, end of period                    $  4,893   $  8,264
                                                            ========   ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
   Cash paid for interest (net of amounts capitalized)      $     43   $    608
                                                            ========   ========
   Cash paid for income taxes                               $     --   $     --
                                                            ========   ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             CARRIZO OIL & GAS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The consolidated financial statements included herein have been prepared by Carrizo Oil & Gas, Inc. (the "Company"), and are unaudited. The financial statements reflect the accounts of the Company and its subsidiary after elimination of all significant intercompany transactions and balances. The financial statements reflect necessary adjustments, all of which were of a recurring nature, and are in the opinion of management necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). The Company believes that the disclosures presented are adequate to allow the information presented not to be misleading. The financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

Reclassifications

Certain reclassifications have been made to prior period's financial statements to conform to the current presentation.

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

Oil and Natural Gas Properties

Investments in oil and natural gas properties are accounted for using the full-cost method of accounting. All costs directly associated with the acquisition, exploration and development of oil and natural gas properties are capitalized. Such costs include lease acquisitions, seismic surveys, and drilling and completion equipment. The Company proportionally consolidates its interests in oil and natural gas properties. The Company capitalized compensation costs for employees working directly on exploration activities of $0.4 million and $0.5 million for the three months ended March 31, 2004 and 2005, respectively. Maintenance and repairs are expensed as incurred.

Oil and natural gas properties are amortized based on the unit-of-production method using estimates of proved reserve quantities. Investments in unproved properties are not amortized until proved reserves associated with the projects can be determined or until they are impaired. Unevaluated properties are evaluated periodically for impairment on a property-by-property basis. If the results of an assessment indicate that the properties are impaired, the amount of impairment is added to the proved oil and natural gas property costs to be amortized. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rate per Mcfe for the three months ended March 31, 2004 and 2005 was $1.73 and $1.99, respectively.

Dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

Effective February 1, 2005, the Company sold to a private company its interest in the Patterson Prospect Area in St. Mary Parish, Louisiana, including the Shadyside #1 well and any anticipated follow-up wells, for approximately $9.0 million. The Company's average daily production from the Shadyside #1 during the fourth quarter 2004 was approximately 970 Mcfe per day. Proceeds from the sale were used in the 2005 Barnett Shale and Gulf Coast drilling program and for general corporate purposes.

The net capitalized costs of proved oil and natural gas properties are subject to a "ceiling test" which limits such costs to the estimated present value, discounted at a 10% interest rate, of future net revenues from proved reserves, based on current economic and operating conditions. If net capitalized costs exceed this limit, the excess is charged to operations through depreciation, depletion and amortization. During the year-end close of 2003, a computational error was identified in the ceiling test calculation which overstated the tax basis used in the computation to derive the after-tax present value (discounted at 10%) of future net revenues from proved reserves. This tax basis error was also present in each of the previous ceiling test computations dating back to 1997. This error only affected the after-tax computation, used in the ceiling test calculation and the unaudited supplemental oil and natural gas disclosure and did not impact: (1) the pre-tax valuation of the present value (discounted at 10%) of future net revenues from proved reserves, (2) the proved reserve volumes, (3) the Company's EBITDA or future cash flows from operations, (4) the net deferred tax liability, (5) the estimated tax basis in oil and natural gas properties, or (6) the estimated tax net operating losses.

After discovering this computational error, the ceiling tests for all quarters since 1997 were recomputed and it was determined that no write-down of oil and natural gas assets was necessary in any of the years from 1997 to 2003. However, based upon the oil and natural gas prices in effect on March 31, 2003 and September 30, 2003, the unamortized cost of oil and natural gas properties exceeded the cost center ceiling. As permitted by full cost accounting rules, improvements in pricing and/or the addition of proved reserves subsequent to those dates sufficiently increased the present value of the oil and natural gas assets and removed the necessity to record a write-down in these periods. Using the prices in effect and estimated proved reserves on March 31, 2003 and September 30, 2003, the after-tax write-down would have been approximately $1.0 million and $6.3 million, respectively, had we not taken into account the subsequent improvements. These improvements at September 30, 2003 included estimated proved reserves attributable to the Company's Shady Side # 1 well (which the Company subsequently sold in February 2005). Because of the volatility of oil and natural gas prices, no assurance can be given that we will not experience a write-down in future periods.

Depreciation of other property and equipment is provided using the straight-line method based on estimated useful lives ranging from five to 10 years.

Supplemental Cash Flow Information

The Statement of Cash Flows for the three months ended March 31, 2004 does not include interest paid-in-kind of $0.4 million. The Statement of Cash Flows for the three months ended March 31, 2005 does not include interest paid-in-kind of $0.7 million and the net exercise of $80,000 of warrants.

Stock-Based Compensation

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

                                                     FOR THE THREE MONTHS ENDED
                                                              MARCH 31,
                                                     --------------------------
                                                           2004     2005
                                                          ------   ------
                                                        (In thousands except
                                                         per share amounts)
Net income available to common
   shareholders, as reported                              $1,985   $2,586

Add: Stock-based employee compensation
   expense recognized, net of tax                             --      634

Less: Total stock-based employee
   compensation expense determined under
   fair value method for all awards, net of
   related tax effects                                      (132)    (122)
                                                          ------   ------
Pro forma net income available
   to common shareholders                                 $1,853   $3,098
                                                          ======   ======
Net income per common share, as reported:
   Basic                                                  $ 0.12   $ 0.11
   Diluted                                                  0.10     0.11

Pro Forma net income per common share, as if value
   method had been applied to all awards:
   Basic                                                  $ 0.11   $ 0.14
   Diluted                                                  0.10     0.13

Diluted earnings per share amounts for the three months ended March 31, 2004 and 2005 are based upon 19,284,153 and 23,402,248 shares, respectively, that include the dilutive effect of assumed stock option and warrant conversions of 2,670,723 and 900,552 shares, respectively.

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

Derivative Instruments and Hedging Activities

Upon entering into a derivative contract, the Company designates the derivative instruments as a hedge of the variability of cash flow to be received (cash flow hedge). Changes in the fair value of a cash flow hedge are recorded in other comprehensive income to the extent that the derivative is effective in offsetting changes in the fair value of the hedged item. Any ineffectiveness in the relationship between the cash flow hedge and the hedged item is recognized currently in income. Gains and losses accumulated in other comprehensive income associated with the cash flow hedge are recognized in earnings as oil and natural gas revenues when the forecasted transaction occurs. All of the Company's derivative instruments at December 31, 2004 and March 31, 2005 were designated as cash flow hedges.

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

Major Customers

The Company sold oil and natural gas production representing more than 10% of its oil and natural gas revenues as follows:

                                 FOR THE THREE MONTHS
                                    ENDED MARCH 31,
                                 --------------------
                                      2004   2005
                                      ----   ----
Cokinos Natural Gas Company            24%    11%
Chevron/Texaco                         --     16%
WMJ Investments Corp.                  18%    12%
Texon L.P.                             22%    --
Sequent Energy Management L.P.         --     11%

Earnings Per Share

Supplemental earnings per share information is provided below:

                                                             FOR THE THREE MONTHS ENDED MARCH 31,
                                                 ------------------------------------------------------------
                                                      INCOME                SHARES           PER-SHARE AMOUNT
                                                 ---------------   -----------------------   ----------------
                                                  2004     2005       2004         2005         2004    2005
                                                 ------   ------   ----------   ----------     -----   -----
                                                       (In thousands except share and per share amounts)
Basic Earnings per Common Share
   Net income available to common shareholders   $1,985   $2,586   16,613,430   22,501,696     $0.12   $0.11
                                                                                               =====   =====
Dilutive effect of Stock Options, Warrants and
   Preferred Stock conversions                      198       --    2,670,723      900,552
                                                 ------   ------   ----------   ----------
Diluted Earnings per Common Share
   Net income available to common shareholders
   plus assumed conversions                      $2,183   $2,586   19,284,153   23,402,248     $0.10   $0.11
                                                 ======   ======   ==========   ==========     =====   =====

Basic earnings per common share is based on the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per common share is based on the weighted average number of common shares and all dilutive potential common shares outstanding during the periods. The Company had outstanding 47,000 and 53,334 stock options, during the three months ended March 31, 2004 and 2005, respectively, which were antidilutive and were not included in the calculation because the exercise price of these instruments exceeded the underlying market value of the options. At March 31, 2004 and 2005, the Company also had 1,262,930 and zero shares, respectively, based on the assumed conversion of the Series B Convertible Participating Preferred Stock, that were antidilutive and were not included in the calculation.

Recently Issued Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) was effective beginning as of the first interim or annual reporting period beginning after June 15, 2005. On April 14, 2005, the SEC adopted a new rule that defers the effective date of SFAS No. 123(R) and allows companies to implement the provisions of SFAS No. 123 (R) at the beginning of their next fiscal year. The Company will adopt the provisions of SFAS No. 123 (R) during the first quarter of 2006 using the modified prospective method for transition. The Company believes it is likely that the impact of the requirements of SFAS No. 123(R) will significantly impact the Company's future results of operations and continues to evaluate it to determine the degree of significance.

2.   LONG-TERM DEBT:

At December 31, 2004 and March 31, 2005, long-term debt consisted of the following:

                               DECEMBER 31,   MARCH 31,
                                   2004          2005
                               ------------   ---------
                                    (IN THOUSANDS)
Credit Facility                  $18,000       $21,000
Senior Secured Notes(1)           16,268        16,692
Senior Subordinated Notes(1)      28,584        28,995
Capital lease obligations            122            97
Other                                 --            23
                                 -------       -------
                                  62,974        66,807
   Less: current maturities          (90)          (88)
                                 -------       -------
                                 $62,884       $66,719
                                 =======       =======

----------
(1) Amounts are presented net of discount of $2.0 million and $1.9 million as of December 31, 2004 and March 31, 2005, respectively.

Credit Facility

On September 30, 2004, the Company entered into a Second Amended and Restated Credit Agreement with Hibernia National Bank and Union Bank of California, N.A. (the "Credit Facility"), which matures on September 30, 2007. The Credit Facility provides for (1) a revolving line of credit of up to the lesser of the Facility A Borrowing Base and $75.0 million and (2) a term loan facility of up to the lesser of the Facility B Borrowing Base and $25.0 million. It is secured by substantially all of the Company's assets and is guaranteed by the Company's wholly-owned subsidiary.

The Facility A Borrowing Bases are scheduled to be redetermined by the lenders at least semi-annually on each November 1 and May 1. The May 1, 2005 redetermination has not yet been completed. The Facility A Borrowing Base, under the Credit Facility, as of December 31, 2004 was $30.0 million and was $37.0 million as of March 31, 2005. The Company and the lenders may each request one unscheduled borrowing base redetermination subsequent to each scheduled redetermination. The Facility A Borrowing Base will at all times equal the Facility A Borrowing Base most recently redetermined by the lenders, less quarterly borrowing base reductions required subsequent to such redetermination. The borrowing base reductions are $3.0 million per quarter currently increasing to $4.0 million per quarter effective May 1, 2005. The lenders will reset the Facility A Borrowing Base amount at each scheduled and each unscheduled borrowing base redetermination date.

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

The Company is subject to certain covenants under the terms of the Credit Facility. These covenants, as amended, include the following financial covenants: (1) a minimum current ratio of 1.0 to 1.0 (including availability under the borrowing base), (2) a minimum quarterly debt services coverage of
1.25 times, (3) a minimum shareholders equity equal to $108.8 million, plus 100% of all subsequent common and preferred equity contributed by shareholders' subsequent to December 31, 2004, plus 50% of all positive earnings occurring subsequent to December 31, 2004, and (4) a maximum total recourse debt to EBITDA ratio (as defined in the Credit Facility) of not more than 3.0 to 1.0. The Credit Facility also places restrictions on additional indebtedness, dividends to shareholders, liens, investments, mergers, acquisitions, asset dispositions, asset pledges and mortgages, change of control, repurchase or redemption for cash of the Company's common stock, speculative commodity transactions and other matters.

On April 27, 2005 the Company amended the Credit Facility to, among other things, add a provision restricting loans from the Company to its subsidiaries or guarantors of the Credit Facility if the proceeds of such loans will be invested in an entity in which the Company holds an equity interest.

At December 31, 2004, amounts outstanding under the Credit Facility totaled $18.0 million with an additional $12.0 million available for future borrowings. At March 31, 2005, amounts outstanding under the Credit Facility totaled $21.0 million, with an additional $16.0 million available for future borrowings. At December 31, 2004 and at March 31, 2005, no letters of credit were issued and outstanding under the Credit Facility.

Rocky Mountain Gas, Inc. Note

On June 29, 2001, CCBM, Inc., a wholly owned subsidiary of the Company ("CCBM"), issued a non-recourse promissory note payable in the amount of $7.5 million to Rocky Mountain Gas, Inc. ("RMG") as consideration for certain interests in oil and natural gas leases held by RMG in Wyoming and Montana. The RMG note was payable in 41-monthly principal payments of $0.1 million plus interest at 8% per annum commencing July 31, 2001 with the balance due December 31, 2004. All of these amounts have been paid. The RMG note was secured solely by CCBM's interests in the oil and natural gas leases in Wyoming and Montana. In connection with the Company's investment in Pinnacle Gas Resources, Inc. ("Pinnacle"), the Company received a reduction in the principal amount of the RMG note of approximately $1.5 million and relinquished the right to certain revenues related to the properties contributed to Pinnacle. During the second quarter of 2004, CCBM relinquished a portion of its interests in certain oil and natural gas leases to RMG and reduced the principal due on the RMG note by $0.3 million.

Capital Leases

In December 2001, the Company entered into a capital lease agreement secured by certain production equipment in the amount of $0.2 million. The lease was payable in one payment of $11,323 and 35 monthly payments of $7,549 including interest at 8.6% per annum. In October 2002, the Company entered into a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $3,462 including interest at 6.4% per annum. In May 2003, the Company entered into a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $3,030 including interest at 5.5% per annum. In August 2003, the Company entered into a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $2,179 including interest at 6.0% per annum. The Company has the option to acquire the equipment at the conclusion of the lease for $1 under all of these leases. Depreciation on the capital leases for the three months ended March 31, 2004 and 2005 amounted to $12,000 and $11,000, respectively, and accumulated depreciation on the leased equipment at December 31, 2004 and March 31, 2005 amounted to $124,000 and $135,000, respectively.

Senior Subordinated Notes and Related Securities

In December 1999, the Company consummated the sale of $22.0 million principal amount of 9% Senior Subordinated Notes due 2007 (the "Subordinated Notes") and $8.0 million of common stock and warrants. The Company sold $17.6 million, $2.2 million, $0.8 million, $0.8 million and $0.8 million principal amount of Subordinated Notes; 2,909,092, 363,636, 121,212, 121,212 and 121,212 shares of the Company's common stock and 2,208,152, 276,019, 92,006, 92,006 and 92,006 warrants to CB Capital Investors, L.P. (now known as JPMorgan Partners (23A
SBIC), L.P.), Mellon Ventures, L.P., Paul B. Loyd, Jr., Steven A. Webster and Douglas A.P. Hamilton, respectively. The Subordinated Notes were sold at a discount of $0.7 million, which is being amortized over the life of the notes. Interest payments are due quarterly commencing on March 31, 2000. As amended as described below, the Subordinated Notes allow the Company, until December 2005, to increase the amount of the Subordinated Notes for 60% of the interest which would otherwise be payable in cash. As of December 31, 2004 and March 31, 2005, the outstanding balance of the Subordinated Notes had been increased by $6.8 million and $7.2 million respectively, for such interest paid in kind. During 2004, Mellon Ventures, L.P., JPMorgan Partners (23A SBIC), Steven A. Webster and Douglas A. P. Hamilton exercised warrants to purchase 276,019, 2,208,152, 92,006 and 92,006 shares of common stock, respectively, on a cashless exercise basis for a total of 205,692, 1,684,949, 70,205 and 70,205 shares of common stock, respectively, and Paul B. Loyd, Jr., exercised warrants for cash to purchase 92,006 shares for a total of 92,006 shares of common stock. As a result, no warrants to purchase shares of common stock remain outstanding from the warrants originally issued in December 1999.

On June 7, 2004, an unaffiliated third party (the "Subordinated Notes Purchaser") purchased all the outstanding Subordinated Notes from the original note holders. In exchange for a $0.4 million amendment fee, certain terms and conditions of the Subordinated Notes were amended, to provide for, among other things, (1) a one year extension of the maturity to December 15, 2008, (2) a one year extension, through December 15, 2005, of the paid-in-kind ("PIK") interest option to pay-in-kind 60% of the interest due each period by increasing the principal balance by a like amount (the "PIK option"), (3) an additional one year option to extend the PIK option through December 15, 2006 at an annual interest rate on the deferred amount of 10% and the payment of a one-time amendment fee equal to 0.5% of the principal then outstanding and (4) additional flexibility to obtain a separate project financing facility in the future. The amendment fee is being amortized over the remaining life of the Subordinated Notes using the effective interest method.

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

Senior Subordinated Secured Notes

On October 29, 2004, the Company entered into a Note Purchase Agreement (the "Senior Secured Notes Purchase Agreement") with PCRL Investments L.P. (the "Senior Secured Notes Purchaser"). Pursuant to the Senior Secured Notes Purchase Agreement, the Company may issue up to $28 million aggregate principal amount of 10% Senior Subordinated Secured Notes due 2008 (the "Senior Secured Notes") for a purchase price equal to 90% of the principal amount of the Senior Secured Notes then issued. On October 29, 2004, the Senior Secured Notes Purchaser purchased $18.0 million aggregate principal amount of the Senior Secured Notes for a purchase price of $16.2 million. The debt discount is being amortized to interest expense using the effective interest method over the life of the note. Subject to the satisfaction of certain conditions, the Company has an option to issue up to an additional $10 million aggregate principal amount of the Senior Secured Notes to the Senior Secured Notes Purchaser before October 29, 2006.

The Senior Secured Notes are secured by a second lien on substantially all of the Company's current proved producing reserves and non-reserve assets, guaranteed by the Company's subsidiary, and subordinated to the Company's obligations under the Credit Facility. The Senior Secured Notes bear interest at 10% per annum, payable quarterly on the 5th day of March, June, September and December of each year beginning March 5, 2005. The principal on the Senior Secured Notes is due December 15, 2008, and the Company has the option to prepay the Senior Secured Notes at any time. The Senior Secured Notes include an option that allows the Company to pay-in-kind 50% of the interest due until June 5, 2007 by increasing the principal due by a like amount. As of March 31, 2005, the outstanding balance of the Senior Subordinated Secured Note had been increased by $0.3 million for such interest paid-in-kind. Subject to certain conditions, the Company has the option to pay the interest on and principal of (at maturity or upon prepayment) the Senior Secured Notes with the Company's common stock, as long as the Secured Note Purchaser does not hold more than 9.99% of the number of shares of the Company's common stock outstanding immediately after giving effect to such payment. The value of such shares issued as payment on the Senior Secured Notes is determined based on 90% of the volume weighted average trading price during a specified period of days beginning with the date of the payment notice and ending before the payment date. Issuance costs related to the transaction were $0.5 million and are being amortized over the life of the Senior Secured Notes using the effective interest method.

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

3.   INVESTMENT IN PINNACLE GAS RESOURCES, INC.:

THE PINNACLE TRANSACTION

On June 23, 2003, pursuant to a Subscription and Contribution Agreement by and among the Company and its wholly-owned subsidiary, CCBM, Inc. ("CCBM"), Rocky Mountain Gas, Inc. ("RMG") and the Credit Suisse First Boston Private Equity entities, named therein (the "CSFB Parties"), CCBM and RMG contributed their respective interests, having a estimated fair value of approximately $7.5 million each, in (1) leases in the Clearmont, Kirby, Arvada and Bobcat project areas and (2) oil and natural gas reserves in the Bobcat project area to a newly formed entity, Pinnacle Gas Resources, Inc., a Delaware corporation ("Pinnacle"). In exchange for the contribution of these assets, CCBM and RMG each received 37.5% of the common stock of Pinnacle ("Pinnacle Common Stock") as of the closing date and options to purchase Pinnacle Common Stock ("Pinnacle Stock Options"). The Company accounts for its interest in Pinnacle using the Equity method. CCBM no longer has a drilling obligation in connection with the oil and natural gas leases contributed to Pinnacle.

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

Prior to and in connection with its contribution of assets to Pinnacle, CCBM paid RMG approximately $1.8 million in cash as part of its outstanding purchase obligation on the coalbed methane property interests CCBM previously acquired from RMG. As of June 30, 2003, the approximately $1.1 million of the remaining balance of CCBM's obligation to RMG was scheduled to be paid in monthly installments of approximately $52,805 through November 2004 and a balloon payment on December 31, 2004. All of these amounts have been paid. The RMG note was secured solely by CCBM's interests in the remaining oil and natural gas leases in Wyoming and Montana. In connection with the Company's investment in Pinnacle, the Company received a reduction in the principal amount of the RMG note of approximately $1.5 million and relinquished the right to receive certain revenues related to the properties contributed to Pinnacle.

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

As of March 31, 2005, on a fully diluted basis, assuming that all parties exercised their Pinnacle Warrants and Pinnacle Stock Options, the CSFB Parties, CCBM and RMG would have ownership interests of approximately 54.6%, 22.7% and 22.7%, respectively. In March 2004, the CSFB Parties contributed additional funds of $11.8 million into Pinnacle to continue funding the 2004 development program which increased the CSFB Parties' ownership to 66.7% on a fully diluted basis assuming CCBM and RMG each elect not to exercise their Pinnacle Stock Options.

Historically, the business operations and development program of Pinnacle has not required the Company to provide any further capital infusion. In March 2005, Pinnacle acquired additional undeveloped acreage with an undisclosed company which could significantly increase Pinnacle's development program budget in 2005. On or before May 12, 2005, CCBM and the other Pinnacle shareholders have the option to participate in the equity contribution into Pinnacle needed to finance the acquisition and the related development program in 2005. Should the Company elect to maintain its proportionate ownership interest in Pinnacle, the Company estimates that it would be required to contribute $3.2 million. If CCBM opts not to contribute any or all of its share of the equity contribution, its fully diluted ownership in Pinnacle would be reduced. CCBM plans to contribute $3.0 million in May 2005, its approximate share of the equity capital needed to close the acquisition and fund part of the additional development program. Subject to approval from the Company's board of directors and lenders, CCBM may elect to increase its contribution in May 2005 from $3.0 million to $4.0 million, if additional equity participation becomes available. There can be no assurance regarding CCBM's level of participation in future equity contributions needed, if any.

For accounting purposes, the transaction was treated as a reclassification of a portion of CCBM's investments in the contributed properties. The property contribution made by CCBM to Pinnacle is intended to be treated as a tax-deferred exchange as constituted by property transfers under section 351(a) of the Internal Revenue Code of 1986, as amended.

The reclassification of investments in contributed properties resulting from the transaction with Pinnacle are reflected in accordance with the full cost method of accounting in the Company's balance sheets as of December 31, 2004 and March 31, 2005.

4.   INCOME TAXES:

The Company provides deferred income taxes at the rate of 35%, which also approximates its statutory rate, that amounted to $1.3 million and $1.5 million for the three months ended March 31, 2004 and March 31, 2005, respectively.

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

6.   CONVERTIBLE PARTICIPATING PREFERRED STOCK:

In February 2002, the Company consummated the sale of 60,000 shares of Convertible Participating Series B Preferred Stock (the "Series B Preferred Stock") and warrants to purchase 252,632 shares of common stock for an aggregate purchase price of $6.0 million. The Company sold 40,000 and 20,000 shares of Series B Preferred Stock and 168,422 and 84,210 warrants to Mellon Ventures, Inc. and Steven A. Webster, respectively. The Series B Preferred Stock was convertible into common stock by the investors at a conversion price of $5.70 per share, subject to adjustments, and was initially convertible into 1,052,632 shares of common stock. Dividends on the Series B Preferred Stock were payable in either cash at a rate of 8% per annum or, at the Company's option, by payment in kind of additional shares of the same series of preferred stock at a rate of 10% per annum. At December 31, 2003 and through the conversion dates specified below, the outstanding balance of the Series B Preferred Stock was increased by $1.2 million (11,987 shares) and $1.5 million (15,133 shares), respectively, for dividends paid in kind. The Series B Preferred Stock was redeemable at varying prices in whole or in part at the holders' option after three years or at the Company's option at any time. The Series B Preferred Stock also participated in any dividends declared on the common stock. Holders of the Series B Preferred Stock would have received a liquidation preference upon the liquidation of, or certain mergers or sales of substantially all assets involving, the Company. Such holders also had the option of receiving a change of control repayment price upon certain deemed change of control transactions. Mellon Ventures, Inc., converted all of its Series B Preferred Stock (approximately 49,938 shares) into 876,099 shares of common stock on May 25, 2004. Steven A. Webster converted all of his Series B Preferred Stock (approximately 25,195 shares) into 442,026 shares of common stock on June 30, 2004. As a result, no shares of Series B Preferred Stock remain outstanding. The total value of the Series B Preferred Stock upon conversion was $7.5 million and was reclassified to stockholders' equity following the conversion.

The warrants had a five-year term and entitled the holders to purchase up to 252,632 shares of Carrizo's common stock at a price of $5.94 per share, subject to adjustments, and are exercisable at any time after issuance. The warrants were exercisable on a cashless exercise basis. During 2004 Mellon Ventures, Inc. exercised all of its 168,422 warrants on a cashless exercise basis for a total of 36,570 shares of common stock and, during the first quarter of 2005, Mr. Webster exercised all of his 84,210 warrants on a cashless basis, receiving a total of 54,669 shares of common stock.

Net proceeds of the sale of the Series B Preferred Stock were approximately $5.8 million and were used primarily to fund the Company's ongoing exploration and development program and general corporate purposes.

7.   SHAREHOLDER'S EQUITY:

In the first quarter of 2004, the Company completed the public offering of 6,485,000 shares of common stock at $7.00 per share generating net proceeds of approximately $23.3 million. The offering included 3,655,500 newly issued shares offered by the Company and 2,829,500 shares offered by certain selling shareholders. The Company did not receive any proceeds from the shares sold by the selling shareholders. The Company used part of the net proceeds from this offering to accelerate its drilling program and to retain larger interests in portions of its drilling prospects that the Company otherwise would sell down or for which the Company would seek joint partners and for general corporate purposes. Initially, the Company used a portion of the net proceeds to repay the $7 million outstanding principal amount under its revolving credit facility and to complete an $8.2 million Barnett Shale acquisition on February 27, 2004.

The Company issued 3,801,038 and 574,097 shares of common stock during the three months ended March 31, 2004 and March 31, 2005, respectively. The shares issued during the three months ended March 31, 2004 consisted of 3,655,500 shares issued through the secondary offering, 85,705 shares issued through the exercise of warrants and the balance through the exercise of options granted under the Company's Incentive Plan. The shares issued during the three months ended March 31, 2005 consisted of 304,669 shares issued through the exercise of warrants and the balance through the exercise of options granted under the Company's Incentive Plan.

In January 2005, all of the remaining 250,000 warrants that were originally issued to affiliates of Enron were exercised for 250,000 shares of the Company's common stock. The net cash proceeds from the exercise of the warrants amounted to $1.0 million.

8.   DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY:

The Company's operations involve managing market risks related to changes in commodity prices. Derivative financial instruments, specifically swaps, futures, options and other contracts, are used to reduce and manage those risks. The Company addresses market risk by selecting instruments whose value fluctuations correlate strongly with the underlying commodity being hedged. The Company enters into swaps, options, collars and other derivative contracts to hedge the price risks associated with a portion of anticipated future oil and natural gas production. While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit future gains from favorable movements. Under these agreements, payments are received or made based on the differential between a fixed and a variable product price. These agreements are settled in cash at termination or expiration or exchanged for physical delivery contracts. The Company enters into the majority of its hedging transactions with two counterparties and a netting agreement is in place with those counterparties. The Company does not obtain collateral to support the agreements but monitors the financial viability of counterparties and believes its credit risk is minimal on these transactions. In the event of nonperformance, the Company would be exposed to price risk. The Company has some risk of accounting loss since the price received for the product at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the hedging transaction.

As of December 31, 2004 and March 31, 2005, the unrealized gain/(loss) was $59,000 and ($0.2 million), net of tax of $34,000 and ($0.1 million), respectively, remained in accumulated other comprehensive income (loss) related to the valuation of the Company's hedging positions.

Total oil hedged under swaps and collars during the three months ended March 31, 2004 and 2005 were 27,300 Bbls and 32,900 Bbls, respectively. Total natural gas hedged under swaps and collars during the three months ended March 31, 2004 and 2005 were 726,000 MMBtu and 928,000 MMBtu, respectively. The net gains (losses) realized by the Company under such hedging arrangements were $0.1 million and $0.2 million for the three months ended March 31, 2004 and 2005, respectively, and are included in oil and natural gas revenues.

At March 31, 2004 and 2005 the Company had the following outstanding hedge positions:

                                              AS OF 3/31/2004
                      --------------------------------------------------------------
                       CONTRACT VOLUMES
                      ------------------     AVERAGE       AVERAGE        AVERAGE
      QUARTER          BBLS      MMBTU     FIXED PRICE   FLOOR PRICE   CEILING PRICE
      -------         ------   ---------   -----------   -----------   -------------
Second Quarter 2004   27,300                  $31.55
Second Quarter 2004            1,001,000                    $4.40          $5.86
Third Quarter 2004     9,300                   33.33
Third Quarter 2004               828,000                     4.19           6.07
Fourth Quarter 2004              829,000                     4.41           6.47
First Quarter 2005               450,000                     4.64           8.00

                                              AS OF 3/31/2005
                      --------------------------------------------------------------
                       CONTRACT VOLUMES
                      ------------------     AVERAGE       AVERAGE        AVERAGE
      QUARTER          BBLS      MMBTU     FIXED PRICE   FLOOR PRICE   CEILING PRICE
      -------         ------   ---------   -----------   -----------   -------------
Second Quarter 2005   21,200                  $50.64
Second Quarter 2005             819,000                     $5.79          $7.31
Second Quarter 2005              91,000         6.03
Third Quarter 2005              736,000                      5.70           7.54
Third Quarter 2005               92,000         6.03
Fourth Quarter 2005             552,000                      5.25           7.92
Fourth Quarter 2005              92,000         6.03

During April 2005, the Company entered into costless collar arrangements covering 668,000 MMBtu of natural gas for May 2005 through March 2006 production with an average floor of $7.39 and an average ceiling of $8.70, and 36,000 Bbls of oil for April 2005 through September 2005 production with a floor of $50.00 and an average ceiling of $67.14.

9.   SUBSEQUENT EVENT:

During April 2005, the Company acquired working interests in certain producing oil and natural gas properties and certain leaseholds for total consideration of approximately $4.1 million, comprised of approximately $2.3 million in cash and 112,697 shares of the Company's common stock. The properties are located in the Company's Barnett Shale project area in North Texas.

                  ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors that have affected certain aspects of the Company's financial position and results of operations during the periods included in the accompanying unaudited financial statements. You should read this in conjunction with the discussion under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2004 and the unaudited financial statements included elsewhere herein.

GENERAL OVERVIEW

We began operations in September 1993 and initially focused on the acquisition of producing properties. As a result of the increasing availability of economic onshore 3-D seismic surveys, we began obtaining 3-D seismic data and optioning to lease substantial acreage in 1995 and began drilling our 3-D based prospects in 1996. In 2004, we drilled 71 wells (27.3 net), including 38 wells in the onshore Gulf Coast area and 33 wells in the Barnett Shale play, with a success rate of 92%. During the three months ended March 31, 2005, we participated in the drilling of 16 gross wells (9.2 net) in the onshore Gulf Coast, Barnett Shale and East Texas areas, all of which were successful. Twelve of these successful wells have been completed and four are in the process of being completed. In 2005, we plan to drill 34 gross wells (14.4 net) in the onshore Gulf Coast area, 37 gross wells (24.0 net) in our Barnett Shale area and nine gross wells (7.7 net) in our East Texas area. The actual number of wells drilled will vary depending upon various factors, including the availability and cost of drilling rigs, land and industry partner issues, our cash flow, success of drilling programs, weather delays and other factors. If we drill the number of wells we have budgeted for 2005, depreciation, depletion and amortization, oil and natural gas operating expenses and production are expected to increase over levels incurred in 2004.

Since our initial public offering, we have grown primarily through the exploration of properties within our project areas, although we consider acquisitions from time to time and may in the future complete acquisitions that we find attractive. In 2004 and 2005 we completed asset acquisitions in our Barnett Shale project area described below in "--Barnett Shale Activity."

2004 Public Offering

In the first quarter of 2004, we completed the public offering of 6,485,000 shares of our common stock at $7.00 per share. The offering included 3,655,500 newly issued shares offered by us and 2,829,500 shares offered by certain selling stockholders. Our net proceeds of approximately $23.3 million from this offering were used: (1) to accelerate our drilling program, (2) to retain larger interests in portions of our drilling prospects that we otherwise would sell down (or for which we would seek joint partners), (3) to fund a portion of our activities in the Barnett Shale area and (4) for general corporate purposes. We did not receive any proceeds from the shares sold by the selling stockholders.

Barnett Shale Activity

In mid-2003, we became active in the Barnett Shale play located in Tarrant and Parker counties in Northeast Texas. Our activity accelerated as a result of the acquisition on February 27, 2004 of working interests and acreage in certain oil and gas wells located in the Newark East Field in Denton County, Texas in the Barnett Shale trend for $8.2 million. This acquisition included non-operated working interests in properties ranging from 12.5% to 45% over 3,800 gross acres, or an average working interest of 39%. The acquisition included 21 existing gross wells (6.7 net) and interests in approximately 1,500 net acres, which we expect will provide another 31 gross drill sites: five of which were drilled in 2004, 21 of which will target proved undeveloped reserves and five of which will be exploratory.

In April 2005, we acquired assets in the Barnett Shale for approximately $4.1 million. This acquisition consisted of approximately 600 net acres and working interests in 14 existing gross wells (7.3 net) with an estimated 5.4 MMcfe of proved reserves, based upon our internal estimates. All of the interests in the wells acquired related to wells in which we already had an interest. The consideration paid for this acquisition was $2.3 million in cash and 112,697 shares of the Company's common stock.

Initially, we financed our Barnett Shale activities with our available cash on hand. We financed a portion of our 2004 capital expenditure program for the Barnett Shale area with funds from the October 2004 issuance of the 10% Senior Subordinated Secured Notes. We are exploring a number of financing alternatives which may be used to partially fund our 2005 capital expenditure program for the Barnett Shale area. We may not be able to obtain such financing on terms that are acceptable to us, or at all.

In the Barnett Shale area, we drilled 33 gross wells (13.7 net) in 2004 and nine gross wells (4.8 net) during the three months ended March 31, 2005, all of which were successful. We plan to drill 37 gross wells (24.0 net) in this area in 2005, subject to obtaining additional financing to supplement our Credit Facility, additional Senior Secured Note financing available and achieving expected operating cash flows. For the quarter ended March 31, 2005 our average daily production was approximately 3.1 MMcfe/d, with 43 gross wells on line and another 25 gross wells in various stages of testing, completion and awaiting pipeline hookup. Currently we estimate our production rate to be approximately
5.0 MMcfe/d.

In addition to our drilling activity, we have continued to expand our Barnett Shale acreage position, growing our net leasehold acreage from approximately 4,100 to 30,700 to 50,000 acres, at the end of 2003, 2004 and April 2005, respectively. Similarly, we have increased our estimated number of developmental locations from four to 40 to 41 horizontal locations, at the end of 2003, 2004 and April 2005, respectively and we have increased our estimated number of exploratory drilling locations (horizontal) in the Barnett Shale area from 21 to 152 to 300 locations, at the end of 2003, 2004 and April 2005, respectively.

Recent Developments

Effective February 1, 2005, we sold to a private company our interest in the Patterson Prospect Area in St. Mary Parish, Louisiana, including the Shadyside #1 well and any anticipated follow-up wells, for approximately $9.0 million. Our average daily production from the Shadyside #1 during the fourth quarter 2004 was approximately 970 Mcfe per day. Proceeds from the sale were used in the 2005 Barnett Shale and Gulf Coast drilling program and for general corporate purposes.

On or about April 30, 2005, two of our top producing wells - the Delta Farms #1 and the Beach House #1, were shut in for workovers. The Beach House #1, which averages approximately 2.0 MMcfe/d net to us, is expected to be shut in for two weeks while we complete a workover and gravel pack. The Delta Farms #1, which averages approximately 2.0 MMcfe/d net to us, will probably remain shut in for four to five weeks while we perform a squeeze cement job to eliminate water channeling behind the casing. While there can be no assurance at this time, we believe wellbore problems to be the cause for the production disruptions on both wells, and, accordingly, expect that we will successfully re-establish production at the pre-shut-in levels. Based upon the period of time these wells are projected to be shut in, we estimate that our second quarter average daily production will be reduced by approximately 1.5 MMcfe/d. There's always a risk that these workovers may be unsuccessful. In that event, we could lose up to an estimated 1.4 Bcfe and 0.1 Bcfe of reserves currently booked on the Delta Farms #1 (current pay zone) and the Beach House #1, respectively. The Delta Farms #1 has another proven zone up the hole; accordingly, we would recomplete the well in the second zone should the aforementioned workover be unsuccessful.

In connection with our revolving credit facility (the "Credit Facility"), we are presently completing a scheduled May 2005 borrowing base redetermination with our lenders. In light of the aforementioned workovers planned for the Delta Farms #1 and the Beach House #1, our lenders have granted a five week extension to complete this redetermination of our borrowing base. Until the redetermination is completed in mid June 2005, our borrowing base, which is subject to scheduled quarterly reductions of $4.0 million, will be reduced from $37.0 million to $33.0 million.

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

In March 2005, Pinnacle entered into a purchase and sale agreement to acquire additional undeveloped acreage, which would also significantly increase its development program budget in 2005. On or before May 12, 2005, CCBM and the other Pinnacle shareholders have the option to participate in the equity contribution into Pinnacle needed to finance this acquisition and its development program in 2005. Should we elect to maintain our proportionate ownership interest in Pinnacle on a fully diluted basis, we estimate that we would be required to contribute approximately $3.2 million in May 2005 and, if requested by Pinnacle's Board of Directors, up to an additional $3.2 million by December 31, 2006. If CCBM opts not to contribute any or all of its share of the equity contribution, its fully diluted ownership in Pinnacle would be reduced. CCBM currently plans to purchase additional Pinnacle capital stock valued at $3.0 million in May 2005, its approximate share of the first installment of the equity capital needed to fund the acquisition and part of the additional development program. Subject to approval from our board of directors and lenders, CCMB may elect to increase its contribution in May 2005 from $3.0 million to $4.1 million, if additional equity participation becomes available. There can be no assurance regarding CCBM's level of participation in future equity contributions, if any.

In addition to our interest in Pinnacle, we have maintained interests in approximately 162,000 gross acres in the Castle Rock coalbed methane project area in Montana and the Oyster Ridge project area in Wyoming. Our discussion of future drilling and capital expenditures does not reflect operations conducted through Pinnacle.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005,
Compared to the Three Months Ended March 31, 2004

Oil and natural gas revenues for the three months ended March 31, 2005 increased 42% to $15.4 million from $10.9 million for the same period in 2004. Production volumes for natural gas during the three months ended March 31, 2005 increased to 2.0 Bcf from 1.3 Bcf for the same period in 2004. Average natural gas prices increased 4% to $6.19 per Mcf in the first quarter of 2005 from $5.95 per Mcf in the same period in 2004. Production volumes for oil in the first quarter of 2005 decreased 25% to 65 MBbls from 87 MBbls for the same period in 2004. Average oil prices increased 52% to $50.65 per barrel in the first quarter of 2005 from $33.33 per barrel in the same period in 2004. The increase in natural gas production was due to the commencement of production at the Peal Ranch, Encinitas, LL&E #1 and #2, BP America #1, Callison #2 and the Barnett Shale wells partially offset by the natural decline in production at the Beach House #1 and #2, Espree #1 and other wells. The decrease in oil production was due primarily to the natural decline of production at the Beach House #1 and #2, Pauline Huebner A-382 #1 and #2, Hankamer #1 and other wells partially offset by the commencement of production from the LL&E #1 and #2, BP America #1 and from other wells. Oil and natural gas revenues include the impact of hedging activities as discussed above under "General Overview."

The following table summarizes production volumes, average sales prices and operating revenues for the Company's oil and natural gas operations for the three months ended March 31, 2004 and 2005:

                                                                2005 PERIOD
                                                          COMPARED TO 2004 PERIOD
                                          MARCH 31,       -----------------------
                                      -----------------    INCREASE    % INCREASE
                                        2004      2005    (DECREASE)   (DECREASE)
                                      -------   -------   ----------   ----------
Production volumes -
   Oil and condensate (MBbls)              87        65        (22)       (25)%
   Natural gas (MMcf)                   1,339     1,966        627         47%
Average sales prices - (1)
   Oil and condensate (per Bbls)      $ 33.33   $ 50.65     $17.32         52%
   Natural gas (per Mcf)                 5.95      6.19       0.24          4%
Operating revenues  (In thousands)-
   Oil and condensate                 $ 2,904   $ 3,281     $  377         13%
   Natural gas                          7,969    12,177      4,208         53%
                                      -------   -------     ------
Total                                 $10,873   $15,458     $4,585         42%
                                      =======   =======     ======

----------
(1)  Includes impact of hedging activities.

Oil and natural gas operating expenses for the three months ended March 31, 2005 increased to $2.2 million from $1.7 million for the same period in 2004. Operating expenses per equivalent unit increased to $0.95 per Mcfe in the first quarter of 2005 compared to $0.90 per Mcfe in the same period in 2004.

Depreciation, depletion and amortization (DD&A) expense for the three months ended March 31, 2005 increased 44% to $4.7 million from $3.2 million for the same period in 2004. DD&A increased primarily due to increased production and expenses resulting from additional seismic and drilling costs.

General and administrative expense for the three months ended March 31, 2005 increased by $0.5 million to $2.6 million from $2.1 million for the same period in 2004. This increase in G&A expense was primarily due to higher incentive compensation costs of $0.3 million, higher base salaries of $0.1 million and a $0.1 million increase in general office expenses.

Stock option compensation expense was $1.0 million for the quarter ended March 31, 2005 compared to $0.01 million for the same period in 2004. The expense is derived from options to purchase our common stock that were repriced in 2000, which fluctuate in value with the market value of our common stock.

We recorded a $0.2 million after tax charge, or $0.01 per fully diluted share, on our minority interest in Pinnacle for the three months ended March 31, 2005. It is likely that Pinnacle will continue to record a valuation allowance on the deferred federal tax benefit generated from the operating losses incurred during at least the early development stages of Pinnacle's coalbed methane projects. We have not recorded a deferred federal income tax benefit generated from these operating losses due to the uncertainty of future Pinnacle taxable income.

Capitalized interest increased to $1.0 million in the first quarter of 2005 from $0.7 million for the first quarter of 2004 as a result of increased interest due to additional Senior Secured Notes and advances on the Credit Facility.

Income taxes increased to $1.6 million for the three months ended March 31, 2005 from $1.4 million for the same period in 2004 as a result of higher taxable income based on the factors described above.

Dividends and accretion of discount on preferred stock decreased to zero from $0.2 million in the first quarter of 2004 as the result of the conversion of all of the Series B Preferred Stock into common stock during the second quarter of 2004.

Net income available to common shareholders for the three months ended March 31, 2005 increased by $0.6 million from $2.0 million for the same period in 2004 primarily as a result of the factors described above.

LIQUIDITY AND CAPITAL RESOURCES

During the first quarter ended March 31, 2005, we made capital expenditures in excess of our net cash flows provided by operating activities, using the proceeds of $9.0 million from the sale of certain oil and natural gas properties, $2.0 million of proceeds from the exercise of warrants and stock options and draws on the Credit Facility. For future capital expenditures in 2005, we expect to use cash on hand and cash generated by operating activities, draws on the Credit Facility and additional sales of Senior Secured Notes to partially fund our planned drilling expenditures and fund leasehold costs and geological and geophysical costs on our exploration projects in 2005 and possible equity and debt financings.

We may not be able to obtain adequate financing on terms that would be acceptable to us. If we cannot obtain adequate financing, we anticipate that we may be required to limit or defer our planned oil and natural gas exploration and development program, thereby adversely affecting the recoverability and ultimate value of our oil and natural gas properties.

Our liquidity position was enhanced by our receipt of approximately $23.3 million in net proceeds from the completion of the 2004 public offering, the increase in availability of funds under the Credit Facility and the proceeds from the October 2004 sale of the Senior Secured Notes. Our other primary sources of liquidity have included funds generated by operations, proceeds from the issuance of various securities, including our common stock, preferred stock and warrants, and borrowings, primarily under revolving credit facilities and through the issuance of Senior Subordinated Notes. We also increased our liquidity through the sale of our interest in the Patterson Prospect Area in St. Mary Parish, Louisiana, including the Shadyside #1 well and any anticipated follow-up wells, for $9.0 million in the first quarter of 2005. See "General Overview - Recent Developments" for further discussion of this property sale.

Cash flows provided by operating activities were $6.4 million and $7.4 million for the three months ended March 31, 2004 and 2005, respectively. The increase was primarily due to a change in working capital components.

We have planned capital expenditures in 2005 of approximately $85 to $90 million, of which $70.0 million is expected to be used for drilling activities in our project areas and the balance is expected to be used to fund 3-D seismic surveys, land acquisitions and capitalized interest and overhead costs. We plan to drill approximately 34 gross wells (14.4 net) in the onshore Gulf Coast area and 37 gross wells (24.0) net in our Barnett Shale area and nine gross wells (7.7 net) in our East Texas areas in 2005. As described above, we expect to seek additional financing to fund a portion of our acquisition, exploration and development program in 2005. If we are not successful in obtaining this financing, our capital expenditures could be reduced by $15 to $20 million in 2005. The actual number of wells drilled and capital expended is dependent upon available financing, cash flow, availability and cost of drilling rigs, land and partner issues and other factors. The planned capital expenditures do not include the additional contributions to Pinnacle as described under "General Overview- Pinnacle Gas Resources, Inc."

We have continued to reinvest a substantial portion of our cash flows into increasing our 3-D prospect portfolio, improving our 3-D seismic interpretation technology and funding our drilling program. Oil and natural gas capital expenditures were $21.3 million (including our $8.2 million Barnett Shale acquisition) and $19.2 million (excluding the $9.0 million of proceeds from the aforementioned property sale) for the three months ended March 31, 2004 and 2005, respectively.

Our drilling efforts in the Gulf Coast region resulted in the successful drilling of six gross wells (2.1 net) and two gross wells (0.3 net) during the three months ended March 31, 2004 and 2005, respectively. In our Barnett Shale area, we successfully drilled eight gross wells (4.0 net) and nine gross wells (4.8 net) during the first quarter of 2004 and 2005, respectively. In our East Texas area, we successfully drilled five gross wells (4.2 net) during the first quarter of 2005. We have completed 12 of these wells and were in the process of completing four of these wells as of March 31, 2005.

Through the end of the first quarter of 2005, Pinnacle has reported that it has drilled 290 gross wells since inception and estimates that 96% of these wells have been completed. Pinnacle reportedly added approximately 13.8 Bcfe of net proved reserves through development drilling through March 31, 2005, excluding the 10.6 Bcfe contributed or acquired at inception. Its gross operated production has increased by approximately 213% since its inception (to approximately 15.0 MMcf/d at March 31, 2005), and its total well count stands at 528 gross operated wells, according to Pinnacle. Because of the nature of coalbed methane wells that require an extended dewatering period before significant natural gas production, Pinnacle has not been able to complete its determination on commerciality of all of these wells.

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

The Facility A Borrowing Bases are scheduled to be determined by the lenders at least semi-annually on each November 1 and May 1. The May 1, 2005 redetermination has not yet been completed. The Facility A Borrowing Base, under the Credit Facility, on December 31, 2004 and March 31, 2005 was $30.0 million and $37.0 million, respectively, of which $18.0 and $21.0 million, respectively, were drawn and outstanding.

We and the lenders may each request one unscheduled borrowing base determination subsequent to each scheduled determination. The Facility A Borrowing Base will at all times equal the Facility A Borrowing Base most recently determined by the lenders, less quarterly borrowing base reductions required subsequent to such determination. The borrowing base reductions are $3.0 million per quarter currently increasing to $4.0 million per quarter effective May 1, 2005. The lenders will reset the Facility A Borrowing Base amount at each scheduled and each unscheduled borrowing base determination date.

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

We are subject to certain covenants under the terms of the Credit Facility. These covenants, as amended, include, but are not limited to the maintenance of the following financial covenants: (1) a minimum current ratio of 1.0 to 1.0 (including availability under the borrowing base), (2) a minimum quarterly debt services coverage of 1.25 times, (3) a minimum shareholders' equity equal to $108.8 million, plus 100% of all subsequent common and preferred equity contributed by shareholders subsequent to December 31, 2004, plus 50% of all positive earnings occurring subsequent to December 31, 2004, and (4) a maximum total recourse debt to EBITDA ratio (as defined in the Credit Facility) of not more than 3.0 to 1.0. The Credit Facility also places restrictions on additional indebtedness, dividends to shareholders, liens, investments, mergers, acquisitions, asset dispositions, asset pledges and mortgages, change of control, repurchase or redemption for cash of our common stock, speculative commodity transactions and other matters.

On April 27, 2005 we amended the Credit Facility to, among other things, add a provision restricting loans from us to our subsidiaries or guarantors of the Credit Facility if the proceeds of such loans will be invested in an entity in which we hold an equity interest.

At December 31, 2004 and March 31, 2005, no letters of credit were issued and outstanding under the Credit Facility.

Rocky Mountain Gas Note

In June 2001, CCBM issued a non-recourse promissory note payable in the amount of $7.5 million to RMG as consideration for certain interests in oil and natural gas leases held by RMG in Wyoming and Montana. The RMG note was payable in 41-monthly principal payments of $0.1 million plus interest at 8% per annum commencing July 31, 2001 with the balance due December 31, 2004. All of these amounts have been paid. The RMG note was secured solely by CCBM's interests in the oil and natural gas leases in

Wyoming and Montana. In connection with our investment in Pinnacle, we received a reduction in the principal amount of the RMG note of approximately $1.5 million and relinquished the right to certain revenues related to the properties contributed to Pinnacle. In the second quarter of 2004, we opted to exercise our right to cancel one-half of the remaining note payable to RMG, or approximately $0.3 million, in exchange for assigning one-half of our mineral interest in the Oyster Ridge leases to RMG.

Capital Leases

In December 2001, we entered into a capital lease agreement secured by certain production equipment in the amount of $0.2 million. The lease is payable in one payment of $11,323 and 35 monthly payments of $7,549 including interest at 8.6% per annum. In October 2002, we entered into a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $3,462 including interest at 6.4% per annum. In May 2003, we entered into a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $3,030 including interest at 5.5% per annum. In August 2003, we entered into a capital lease agreement secured by certain production equipment in the amount of $0.1 million. The lease is payable in 36 monthly payments of $2,179 including interest at 6.0% per annum. We have the option to acquire the equipment at the conclusion of the lease for $1 under all of these leases. Depreciation on the capital leases for the three months ended March 31, 2004 and 2005 amounted to $12,000 and $11,000, respectively, and accumulated depreciation on the leased equipment at December 31, 2004 and March 31, 2005 amounted to $124,000 and $135,000, respectively.

Senior Subordinated Notes and Related Securities

In December 1999, we consummated the sale of $22.0 million principal amount of 9% Senior Subordinated Notes due 2007 (the "Subordinated Notes") and $8.0 million of common stock and warrants. We sold $17.6 million, $2.2 million, $0.8 million, $0.8 million and $0.8 million principal amount of Subordinated Notes; 2,909,092, 363,636, 121,212, 121,212 and 121,212 shares of our common stock and
2,208,152, 276,019, 92,006, 92,006 and 92,006 warrants to CB Capital Investors,
L.P. (now known as JPMorgan Partners (23A SBIC), L.P.), Mellon Ventures, L.P., Paul B. Loyd, Jr., Steven A. Webster and Douglas A.P. Hamilton, respectively. The Subordinated Notes were sold at a discount of $0.7 million, which is being amortized over the life of the notes. Interest payments are due quarterly commencing on March 31, 2000. As amended and described below, the Subordinated Notes allow us, by annual election and we have historically elected, to increase the amount of the Subordinated Notes by 60% of the interest which would otherwise be payable in cash through December 15, 2006. As a result, our cash obligation on the Subordinated Notes will increase significantly after December 2006. As of December 31, 2004 and March 31, 2005, the outstanding balance of the Subordinated Notes had been increased by $6.8 million and $7.2 million, respectively, for such interest paid in kind. Concurrently with the sale of the Subordinated Notes, we sold to the original purchasers 3,636,634 shares of our common stock at a price of $2.20 per share and warrants expiring in December 2007 to purchase up to 2,760,189 shares of our common stock at an exercise price of $2.20 per share. For accounting purposes, the warrants were valued at $0.25 each.

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

On June 7, 2004, an unaffiliated third party (the "Subordinated Notes Purchaser") purchased all the outstanding Subordinated Notes from the original note holders. In exchange for a $0.4 million amendment fee, certain terms and conditions of the Subordinated Notes were amended, to provide for, among other things, (1) a one year extension of the maturity to December 15, 2008, (2) a one year extension, through December 15, 2005, of the paid-in-kind ("PIK") interest option to pay-in-kind 60% of the interest due each period by increasing the principal balance by a like amount (the "PIK option"), (3) an additional one year option to extend the PIK option through December 15, 2006 at an annual interest rate on the deferred amount of 10% and the payment of a one-time fee equal to 0.5% of the principal then outstanding, (4) an increase and extension on the prepayment premium on the Subordinated Notes, (5) a modification of a covenant regarding maximum quarterly leverage that our Total Debt will not exceed 3.5 times EBITDA (as such terms are defined in the securities purchase agreement related to the Subordinated Notes) for the last 12 months at any time and (6) additional flexibility to obtain a separate project financing facility in the future. The amendment fee is being amortized over the remaining life of the Subordinated Notes using the effective interest method.

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

The Senior Secured Notes are secured by a second lien on substantially all of our current proved producing reserves and non-reserve assets, guaranteed by our subsidiary, and subordinated to our obligations under the Credit Facility. The Senior Secured Notes bear interest at 10% per annum, payable quarterly on the 5th day of March, June, September and December of each year beginning March 5, 2005. The principal on the Senior Secured Notes is due December 15, 2008, and we have the option to prepay the Senior Secured Notes at any time. The Senior Secured Notes include an option that allows us to pay-in-kind 50% of the interest due until June 5, 2007 by increasing the principal due by a like amount. As of March 31, 2005, the outstanding balance of the Senior Secured Notes had been increased by $0.3 million for such interest paid-in-kind. Subject to certain conditions, we have the option to pay the interest on and principal of (at maturity or upon prepayment) the Senior Secured Notes with our common stock, as long as the Secured Note Purchaser would not hold more than 9.99% of the number of shares of our common stock outstanding immediately after giving effect to such payment. The value of such shares issued as payment on the Senior Secured Notes is determined based on 90% of the volume weighted average trading price during a specified period of days beginning with the date of the payment notice and ending before the payment date. Our issuance costs related to the transaction were $0.5 million and are being amortized over the life of the Senior Secured Notes using the effective interest method.

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

The 2002 Warrants had a five-year term and entitled the holders to purchase up to 252,632 shares of Carrizo's common stock at a price of $5.94 per share, subject to adjustments, and were exercisable at any time after issuance. The 2002 Warrants were exercisable on a cashless exercise basis. During 2004 Mellon Ventures, Inc. exercised all of its 168,422 2002 Warrants on a cashless exercise basis for a total of 36,570 shares of common stock and during the first quarter of 2005 Mr. Webster exercised all of his 84,210 2002 Warrants on a cashless basis for a total of 54,669 shares of common stock.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" (SFAS No. 123(R)"). SFAS No. 123(R) will require companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) was effective beginning as of the first interim or annual reporting period beginning after June 15, 2005. On April 14, 2005, the SEC recently adopted a new rule that defers the effective date of SFAS No. 123(R) and allows companies to implement the provisions of SFAS No. 123 (R) at the beginning of their next fiscal year. We will adopt the provisions of SFAS No. 123 (R) during the first quarter of 2006 using the modified prospective method for transition. We believe it is likely that the impact of the requirements of SFAS No. 123(R) will significantly impact our future results of operations and continue to evaluate it to determine the degree of significance.

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

Oil and Natural Gas Properties

We account for investments in natural gas and oil properties using the full-cost method of accounting. All costs directly associated with the acquisition, exploration and development of natural gas and oil properties are capitalized. These costs include lease acquisitions, seismic surveys, and drilling and completion equipment. We proportionally consolidate our interests in natural gas and oil properties. We capitalized compensation costs for employees working directly on exploration activities of $0.4 million and $0.6 million for the three months ended March 31, 2004 and 2005, respectively. We expense maintenance and repairs as they are incurred.

We amortize oil and natural gas properties based on the unit-of-production method using estimates of proved reserve quantities. We do not amortize investments in unproved properties until proved reserves associated with the projects can be determined or until these investments are impaired. We periodically evaluate, on a property-by-property basis, unevaluated properties for impairment. If the results of an assessment indicate that the properties are impaired, we add the amount of impairment to the proved natural gas and oil property costs to be amortized. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rate per Mcfe for the three months ended March 31, 2004 and 2005 was $1.73 and $1.99, respectively.

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

After discovering this computational error, the ceiling tests for all quarters since 1997 were recomputed and it was determined that no write-down of our oil and natural gas assets was necessary in any of the years from 1997 to 2003. However, based upon the oil and natural gas prices in effect on March 31, 2003 and September 30, 2003, the unamortized cost of oil and natural gas properties exceeded the cost center ceiling. As permitted by full cost accounting rules, improvements in pricing and/or the addition of proved reserves subsequent to those dates sufficiently increased the present value of our oil and natural gas assets and removed the necessity to record a write-down in these periods. Using the prices in effect and estimated proved reserves existing on March 31, 2003 and September 30, 2003, the after-tax write-down would have been approximately $1.0 million, and $6.3 million, respectively, had we not taken into account these subsequent improvements. These improvements at September 30, 2003 included estimated proved reserves attributable to our Shady Side #1 well we have since sold in February 2005. Because of the volatility of oil and natural gas prices, no assurance can be given that we will not experience a write-down in future periods. No write-down of our oil and natural gas assets was necessary for the three months ended March 31, 2005.

In connection with our March 31, 2005 ceiling test computation, a price sensitivity study also indicated that a 20% increase in commodity prices at March 31, 2005 would have increased the pre-tax present value of future net revenues ("NPV") by approximately $62.8 million. Conversely, a 20% decrease in commodity prices at March 31, 2005 would have reduced our NPV by approximately $63.8 million. This would have caused our Fuel Cost Ceiling cushion to decline to approximately $17.5 million. The aforementioned price sensitivity and NPV is as of March 31, 2005 and, accordingly, does not include any potential changes in reserves due to second quarter 2005 performance, such as commodity prices, reserve revisions and drilling results.

The Full Cost Ceiling cushion at the end of March 2005 of approximately $58.9 million was based upon average realized oil and natural gas prices of $6.08 per Bbl and $51.96 per Mcf, respectively, or a volume weighted average price of $44.67 per BOE. This cushion, however, would have been zero on such date at an estimated volume weighted average price of $31.97 per BOE. A BOE means one barrel of oil equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids, which approximates the relative energy content of oil, condensate and natural gas liquids as compared to natural gas. Prices have historically been higher or substantially higher, more often for oil than natural gas on an energy equivalent basis, although there have been periods in which they have been lower or substantially lower.

Under the full cost method of accounting, the depletion rate is the current period production as a percentage of the total proved reserves. Total proved reserves include both proved developed and proved undeveloped reserves. The depletion rate is applied to the net book value and estimated future development costs to calculate the depletion expense.

We have a significant amount of proved undeveloped reserves, which are primarily oil reserves. We had 72.5 Bcfe and 75.0 Bcfe of proved undeveloped reserves, representing 66% and 72% of our total proved reserves at December 31, 2004 and March 31, 2005, respectively. As of December 31, 2004 and March 31, 2005, a large portion of these proved undeveloped reserves, or approximately 45.7 Bcfe and 51.4 Bcfe, respectively, are attributable to our Camp Hill properties that we acquired in 1994. The estimated future development costs to develop our proved undeveloped reserves on our Camp Hill properties are relatively low, on a per Mcfe basis, when compared to the estimated future development costs to develop our proved undeveloped reserves on our other oil and natural gas properties. Furthermore, the average depletable life of our Camp Hill properties is considerably higher, or approximately 15 years, when compared to the depletable life of our remaining oil and natural gas properties of approximately
2.25 years. Accordingly, the combination of a relatively low ratio of future development costs and a relatively long depletable life on our Camp Hill properties has resulted in a relatively low overall historical depletion rate and DD&A expense. This has resulted in a capitalized cost basis associated with producing properties being depleted over a longer period than the associated production and revenue stream. It has also resulted in the build-up of nondepleted capitalized costs associated with properties that have been completely depleted.

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

Oil and Natural Gas Reserve Estimates

The reserve data as of December 31, 2004 included in this document are estimates prepared by Ryder Scott Company, DeGolyer and MacNaughton, and Fairchild & Wells, Inc., Independent Petroleum Engineers. We estimated the reserve data for all other dates. Reserve engineering is a subjective process of estimating underground accumulations of hydrocarbons that cannot be measured in an exact manner. The process relies on judgment and the interpretation of available geologic, geophysical, engineering and production data. The extent, quality and reliability of this data can vary. The process also requires certain economic assumptions regarding drilling and operating expense, capital expenditures, taxes and availability of funds. The SEC mandates some of these assumptions such as oil and natural gas prices and the present value discount rate.

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

Our rate of recording depreciation, depletion and amortization expense for proved properties is dependent on our estimate of proved reserves. If these reserve estimates decline, the rate at which we record these expenses will increase. A 10% increase or decrease in our proved reserves would have increased or decreased our depletion expense by 10% for the three months ended March 31, 2005.

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

As of December 31, 2004, approximately 83% of our proved reserves were proved undeveloped and proved nonproducing. Moreover, some of the producing wells included in our reserve reports as of December 31, 2004 had produced for a relatively short period of time as of that date. Because most of our reserve estimates are calculated using volumetric analysis, those estimates are less reliable than estimates based on a lengthy production history. Volumetric analysis involves estimating the volume of a reservoir based on the net feet of pay of the structure and an estimation of the area covered by the structure based on seismic analysis. In addition, realization or recognition of our proved undeveloped reserves will depend on our development schedule and plans. Lack of certainty with respect to development plans for proved undeveloped reserves could cause the discontinuation of the classification of these reserves as proved. We have from time to time chosen to delay development of our proved undeveloped reserves in the Camp Hill Field in East Texas in favor of pursuing shorter-term exploration projects with higher potential rates of return, adding to our lease position in this field and further evaluating additional economic enhancements for this field's development. The average life of the Camp Hill proved undeveloped reserves is approximately 15 years, with 50% of these reserves being booked over 8 years ago. Although we have recently accelerated the pace of the development of the Camp Hill project, there can be no assurance that the aforementioned discontinuance will not occur.

Derivative Instruments and Hedging Activities

Upon entering into a derivative contract, we designate the derivative instruments as a hedge of the variability of cash flow to be received (cash flow hedge). Changes in the fair value of a cash flow hedge are recorded in other comprehensive income (loss) to the extent that the derivative is effective in offsetting changes in the fair value of the hedged item. Any ineffectiveness in the relationship between the cash flow hedge and the hedged item is recognized currently in income. Gains and losses accumulated in other comprehensive income
(loss) associated with the cash flow hedge are recognized in earnings as oil and natural gas revenues when the forecasted transaction occurs. All of our derivative instruments at December 31, 2004 and March 31, 2005 were designated and effective as cash flow hedges.

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

Total oil purchased and sold under swaps and collars during the three months ended March 31, 2004 and 2005 were 27,300 Bbls and 32,900 Bbls, respectively. Total natural gas purchased and sold under swaps and collars in the three months ended March 31, 2004 and 2005 were 726,000 MMBtu and 928,000 MMBtu respectively. The net gains and (losses) realized by us under such hedging arrangements were $0.1 million and $0.2 million for the three months ended March 31, 2004 and 2005, respectively, and are included in oil and natural gas revenues.

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

As of December 31, 2004 and March 31, 2005, the unrealized gain/(loss) was $59,000 and ($0.2 million), net of tax of $34,000 and ($0.1 million), respectively, remained in accumulated other comprehensive income (loss) related to the valuation of our hedging positions.

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

Our natural gas derivative transactions are generally settled based upon the average of the reporting settlement prices on the NYMEX for the last three trading days of a particular contract month. Our oil derivative transactions are generally settled based on the average reporting settlement prices on the NYMEX for each trading day of a particular calendar month. For the month of March 2005, a $0.10 change in the price per Mcf of gas sold would have changed revenue by $65,000. A $0.70 change in the price per barrel of oil would have changed revenue by $18,000.

The table below summarizes our total natural gas production volumes subject to derivative transactions during the three months ended March 31, 2005 and the weighted average NYMEX reference price for those volumes.

   NATURAL GAS SWAPS
   -----------------
Volumes (MMBtu)           --
Average price ($/MMBtu)   --

  NATURAL GAS COLLARS
  -------------------
Volumes (MMBtu)            928,000
Average price ($/MMBtu)
   Floor                  $   5.40
   Ceiling                $   8.10

The table below summarizes our total crude oil production volumes subject to derivative transactions for the three months ended March 31, 2005 and the weighted average NYMEX reference price for those volumes.

    CRUDE OIL SWAPS
    ---------------
Volumes (Bbls)            5,900
Average price ($/Bbls)   $48.57

   CRUDE OIL COLLARS
   -----------------
Volumes (Bbls)            27,000
Average price ($/Bbls)
   Floor                 $ 41.67
   Ceiling               $ 50.50

At March 31, 2004 and 2005 we had the following outstanding hedge positions:

                                              AS OF 3/31/2004
                      --------------------------------------------------------------
                       CONTRACT VOLUMES
                      ------------------     AVERAGE       AVERAGE        AVERAGE
      QUARTER          BBLS      MMBTU     FIXED PRICE   FLOOR PRICE   CEILING PRICE
      -------         ------   ---------   -----------   -----------   -------------
Second Quarter 2004   27,300                  $31.55
Second Quarter 2004            1,001,000                    $4.40          $5.86
Third Quarter 2004     9,300                   33.33
Third Quarter 2004               828,000                     4.19           6.07
Fourth Quarter 2004              829,000                     4.41           6.47
First Quarter 2005               450,000                     4.64           8.00

                                              AS OF 3/31/2005
                      --------------------------------------------------------------
                       CONTRACT VOLUMES
                      ------------------     AVERAGE       AVERAGE        AVERAGE
      QUARTER          BBLS      MMBTU     FIXED PRICE   FLOOR PRICE   CEILING PRICE
      -------         ------   ---------   -----------   -----------   -------------
Second Quarter 2005   21,200                  $50.64
Second Quarter 2005             819,000                     $5.79          $7.31
Second Quarter 2005              91,000         6.03
Third Quarter 2005              736,000                      5.70           7.54
Third Quarter 2005               92,000         6.03
Fourth Quarter 2005             552,000                      5.25           7.92
Fourth Quarter 2005              92,000         6.03

During April 2005, we entered into costless collar arrangements covering 668,000 MMBtu of natural gas for May 2005 through March 2006 production with an average floor of $7.39 and an average ceiling of $8.70, and 36,000 Bbls oil for April 2005 through September 2005 production with a floor of $50.00 and an average ceiling of $67.14.

FORWARD LOOKING STATEMENTS

The statements contained in all parts of this document, including, but not limited to, those relating to our schedule, targets, estimates or results of future drilling, including the number, timing and results of wells, budgeted wells, increases in wells, the timing and risk involved in drilling follow-up wells, expected working or net revenue interests, planned expenditures, prospects budgeted and other future capital expenditures, risk profile of oil and natural gas exploration, acquisition of 3-D seismic data (including number, timing and size of projects), planned evaluation of prospects, probability of prospects having oil and natural gas, expected production or reserves, increases in reserves, acreage, working capital requirements, hedging activities, the ability of expected sources of liquidity to implement our business strategy, future hiring, future exploration activity, production rates, the exploration and development expenditures in the Barnett Shale trend, the Company's initiatives designed to eliminate a material weakness in the Company's internal control over financial reporting by increasing the level of the Company's professional accounting staff, hiring a financial reporting professional, expanding the use of independent reviews of outside financial reporting experts and implementing a new fully-integrated accounting software system and the results of these initiatives and all and any other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words "anticipate," "estimate," "expect," "may," "project," "believe" and similar expression are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, the Company's dependence on its key personnel, factors that affect the Company's ability to manage its growth and achieve its business strategy, risks relating to, limited operating history, technological changes, significant capital requirements of the Company, the potential impact of government regulations, litigation, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks, availability of equipment, weather, availability of financing , the actual results of the initiatives designed to eliminate a material weakness in the Company's internal control over financial reporting, availability of a qualified workforce to fill the Company's accounting positions, completion of the implementation of the Company's new accounting software system and the results of audits and assessments and other factors detailed in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and other filings with the Securities and Exchange Commission. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement and the Company undertakes no obligation to update or revise any forward looking statement.

       ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2004 except for the Company's hedging activity subsequent to December 31, 2004 as described above in "Volatility of Oil and Natural Gas Prices." There have been no material changes to the disclosure regarding our exposure to certain market risks made in the Annual Report. For additional information regarding our long-term debt, see Note 2 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this Quarterly Report on Form 10-Q.

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

     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As described in more detail in our Form 10-K/A filed on May 2, 2005 (the "10-K/A"), we identified a material weakness in the Company's internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) in connection with the work related to Management's Annual Report on Internal Control over Financial Reporting. As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2004, the Company's disclosure controls and procedures were not effective. Because the control deficiencies leading to such material weakness (a manually intensive accounting system and the absence of a financial reporting director) are still present, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures are not effective. The Company has outlined a number of initiatives, as discussed below, that it believes will remediate this material weakness in 2005.

Closing Cycle

     Upon completion of the Company's Sarbanes-Oxley Compliance assessment for its report included in the 10-K/A, the Company identified the following control deficiencies present in its closing cycle.

          - The accounting system is a manually intensive system, requiring the extensive use of spreadsheets to accumulate data and prepare the underlying support for reconciliations, account analysis and routine journal entries, all of which increases the review time and chance for error.

          - The current vacancy on the accounting staff for a financial reporting director, partially remedied by reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material non-standard transactions.

     As described below, when considered in the aggregate, these deficiencies constituted a material weakness over the effectiveness of detection and monitoring controls over the financial statement close process. These deficiencies ultimately affect the accuracy of our financial statement reporting and disclosures. As a result, management has previously concluded that our internal controls over financial reporting were not effective as of December 31, 2004. The Company had previously noted conditions related to the sufficiency of review applied to the financial statement closing process in connection with the finalization of its 2003 financial statements.

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

     Accordingly, in connection with the audit of our 2004 financial results, Pannell Kerr Forster of Texas, P.C. ("PKF"), our independent registered public accounting firm, detected a number of errors and/or omissions, none of which were material, individually or in aggregate, but were an indication that the aforementioned material weakness was present at December 31, 2004, increasing the likelihood to more than remote that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected. The most notable of these errors related to stock based compensation expense and related footnote disclosures. Correcting adjustments were recorded by the Company prior to the finalization of its 2004 financial statements. The Company has implemented procedures to prevent these specific errors from occurring in the future. However, the additional initiatives (outlined below), are needed to remediate the material weakness in our internal controls, and thus lower the risk level to remote of other potential material errors or omissions.

     While there can be no assurance in this regard, we expect that the following initiatives will eliminate this material weakness in 2005: (1) increasing the level of our professional accounting staff, including the successful placement of a financial reporting professional (recruiting efforts were begun in the second half of 2004), (2) expanding the use of independent reviews by outside financial reporting experts during the vacancy of our financial reporting position, and (3) completing our transition to a new fully-integrated accounting software system (data conversion began in 2004) to automate processes and improve qualitative reviews. Until these initiatives are fully implemented, we will continue to rely on manual processes and require additional commitment of resources to the closing process to produce our financial records and reports. We have not yet completed the initiatives described in (1) and (3) above, but have implemented the initiative described in
(2) above as of the date of the filing of this report.

     Changes in Internal Control over Financial Reporting. There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As described above, the Company identified a material weakness in the Company's internal control over financial reporting and has described a number of planned changes to its internal control over financial reporting during 2005 designed to remediate this weakness. This Item 4 should be read in conjunction with Item 9A included in the 10-K/A.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

     On April 19, 2005, the Company issued a total of 112,697 shares of Common Stock to a corporation and an individual as partial payment (in addition to a total of $2.3 million in cash) for certain oil and gas properties in the Company's Barnett Shale area. This acquisition consisted of approximately 600 net acres and working interests in 14 existing gross wells (7.3 net) with an estimated 5.4 MMcfe of proved reserves, based upon the Company's internal estimates. In issuing the shares of Common Stock, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.

Item 3 - Defaults Upon Senior Securities

     None

Item 4 - Submission of Matters to a Vote of Security Holders

     None

Item 5 - Other Information

     None.

Item 6 - Exhibits

     Exhibits

Exhibit
 Number                                   Description
-------                                   -----------
 +2.1     --   Combination Agreement by and among the Company, Carrizo
               Production, Inc., Encinitas Partners Ltd., La Rosa Partners Ltd.,
               Carrizo Partners Ltd., Paul B. Loyd, Jr., Steven A. Webster, S.P.
               Johnson IV, Douglas A.P. Hamilton and Frank A. Wojtek dated as of
               September 6, 1997 (incorporated herein by reference to Exhibit
               2.1 to the Company's Registration Statement on Form S-1
               (Registration No. 333-29187)).

 +3.1     --   Amended and Restated Articles of Incorporation of the Company
               (incorporated herein by reference to Exhibit 3.1 to the Company's
               Annual Report on Form 10-K for the year ended December 31, 1997).

 +3.2     --   Amended and Restated Bylaws of the Company, as amended by
               Amendment No. 1 (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form 8-A (Registration
               No. 000-22915) Amendment No. 2 (incorporated herein by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K dated
               December 15, 1999) and Amendment No. 3 (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form
               8-K dated February 20, 2002).

+10.1     --   Second Amendment to Second Amended and Restated Credit Agreement
               dated as of April 27, 2005 by and among Carrizo Oil & Gas, Inc.,
               CCBM, Inc., Hibernia National Bank, as Agent, Union Bank of
               California, N.A., as co-agent, and Hibernia National Bank and
               Union Bank of California, N.A., as lenders (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on
               Form 8-K filed on May 3, 2005).

+10.2     --   Director Restricted Stock Award Agreement under the Incentive
               Plan of Carrizo Oil & Gas, Inc. (subject to shareholder approval of the Fifth Amendment) (incorporated herein by reference to
               Exhibit 10.1 to the Company's Current Report on Form 8-K filed on
               April 22, 2005).

+10.3     --   Director Restricted Stock Award Agreement under the Incentive
               Plan of Carrizo Oil & Gas, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 22, 2005).

+10.4     --   Employee Restricted Stock Award Agreement under the Incentive
               Plan of Carrizo Oil & Gas, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 22, 2005).

 31.1     --   CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002.

 31.2     --   CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002.

 32.1     --   CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002.

 32.2     --   CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002.

+    Incorporated herein by reference as indicated.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Carrizo Oil & Gas, Inc.
                                   (Registrant)


Date: May 10, 2005                 By: /s/ S. P. Johnson, IV
                                       -----------------------------------------
                                   President and Chief Executive Officer
                                   (Principal Executive Officer)


Date: May 10, 2005                 By: /s/ Paul F. Boling
                                       -----------------------------------------
                                   Chief Financial Officer
                                   (Principal Financial and Accounting Officer)

                                INDEX TO EXHIBIT


EXHIBIT
NUMBER         DESCRIPTION
-------        -----------
 31.1     --   CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002.

 31.2     --   CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley
               Act of 2002.

 32.1     --   CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002.

 32.2     --   CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley
               Act of 2002.