Form 10-K/A
period 2005-12-31
CARRIZO OIL & GAS INC
filed 2006-04-11
CIK 1040593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

Explanatory Note

Carrizo Oil & Gas, Inc. is filing this Amendment No.1 to Form 10-K to amend and restate its original Form 10-K that was filed on April 10, 2005 in order to replace the original Form 10-K, which was an incorrect version of the Form 10-K that was filed due to an error by a third-party Edgar filing service provider, and to include certain other information intended to be contained in the original Form 10-K.

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

We believe that our utilization of large-scale 3-D seismic surveys and related technology allows us to create and maintain a multiyear inventory of high-quality exploration prospects in the Gulf Coast area. As of December 31, 2005, we had 145,144 net acres in Texas and Louisiana under lease or lease option (all references to acres under lease in this Form 10-K/A also include lease option acres unless otherwise indicated), including 64,795 net acres in our onshore Gulf Coast area, predominantly all covered by 3-D seismic data, and 80,349 net acres in our Barnett Shale area. We have identified: (1) 174 potential exploratory drilling locations in our onshore Gulf Coast area, comprised of 104 leased exploratory drillsites, ten of which are field extension wells based on initial drilling activities, and 70 seismically defined prospects on which we are pursuing acreage, and (2) over 500 potential exploratory and development horizontal drilling locations on our leased acreage in the Barnett Shale area. The vast majority of our 3-D seismic data covers productive geological trends in our onshore Gulf Coast area, where we have made 247 completions as a result of our utilization and evaluation of this data.

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

During 2001, through our wholly-owned subsidiary, CCBM, Inc. (“CCBM”), we acquired 50% of the working interests held by Rocky Mountain Gas, Inc. (“RMG”) in approximately 107,000 net mineral acres prospective for coalbed methane located in the Powder River Basin in Wyoming and Montana. Subsequently, we participated in the acquisition and/or drilling of 77 gross wells (21 net) before jointly contributing with RMG a majority of our coalbed methane property interests and operations into a newly formed company, Pinnacle Gas Resources, Inc. (“Pinnacle”). In exchange for the assets contributed, CCBM and RMG each received a 37.5% common stock ownership in Pinnacle and options to purchase additional common stock, or on a fully diluted basis, CCBM and RMG each received a 26.9% interest in Pinnacle. RMG subsequently transferred its interest in Pinnacle to U.S. Energy Corp. Simultaneously with the contribution of these assets, Credit Suisse First Boston Private Equity entities (the “CSFB Parties”) contributed $17.6 million cash along with a future cash commitment to Pinnacle in exchange for common stock, warrants and preferred stock equal to a 46.2% interest on a fully diluted basis. In February 2004, the CSFB Parties contributed additional funds of $11.8 million into Pinnacle to continue funding the 2004 development program which increased their ownership to 66.7% on a fully diluted basis should we and U.S. Energy Corp. each elect not to exercise our available options. In 2005, the CSFB Parties contributed $15.0 million to Pinnacle to finance an acquisition of additional undeveloped acreage. CCBM and U.S. Energy Corp. elected not to participate in the equity contribution. In November 2005, the CSFB Parties and a former Pinnacle employee received 30,000 and 2,000 shares of Pinnacle common stock, respectively, after exercising certain warrants and options. Accordingly, CCBM’s ownership in Pinnacle is 32.3% as of December 31, 2005 (15.8% on a fully diluted basis). See “The Pinnacle Transaction” for more information on this transaction.

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

3-D PROJECT SUMMARY CHART
As of December 31, 2005

			3-D	Net
	Productive		Seismic	Options/
	Wells		Data	Leased	Drilling Capital Expenditures
	Gross	Net	(Sq. Miles)	Acres	2005	2006 Plan
Onshore Gulf Coast:
Wilcox	31	10	2,066	16,175	$2.9	$2.8
Frio/Vicksburg	98	29	2,166	12,319	11.5	2.7
Southeast Texas	18	6	977	8,387	6.1	11.0
South Louisiana	10	3	1,957	6,979	4.8	11.9
Barnett Shale	67	28	299	80,349	51.4	84.0
East Texas	52	51	503	4,558	4.6	5.1
Rocky Mountain	—	—	473	16,330	—	—
North Sea	—	—	577	123,673	—	—
West Texas/New Mexico Shale	—	—	—	20,018	—	—
Alabama/Mississippi Shale	—	—	—	15,200	—	—
Kentucky Shale	—	—	—	11,522	—	—
Arkansas Shale	—	—	—	360	—	—
Other Areas	1	1	1,005	1,145	0.6	—
Total	277	128	10,023	317,015	$81.3	$117.5

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

Texas - Wilcox Areas

We have licenses for approximately 2,066 square miles of 3-D seismic data and 16,175 net acres of leasehold in the Wilcox trend in Texas. From January 1, 2002 through December 31, 2005, we drilled and completed 28 wells (9.8 net) on 33 attempts in this area. We incurred capital expenditures of $3.2 million and drilled 4 wells (1.56 net) in the Texas Wilcox area in 2005 and expect to devote approximately $2.8 million to drill 4 wells (1.48 net) in this area in 2006. In the Wilcox area 29 exploratory drillsites have been leased, seven of which are field extension wells based on results of initial drilling. We are pursuing acreage on an additional 28 seismically defined prospects.

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

From January 1, 2002 through December 31, 2005, we drilled and completed 43 wells (9.65 net) in 48 attempts in this trend. We incurred capital expenditures of $11.5 million and drilled 9 wells (6.0 net) in the Frio/Vicksburg trend area in 2005 and expect to devote approximately $2.7 million to drill 5 wells (1.55 net) in this area in 2006.

Encinitas Field. This field, the site of our first 3-D seismic survey in 1995, has 38 wells currently producing. Since 1996, we have participated in the drilling of 37 wells (7.4 net) in this area, 35 (6.9 net) of which were successfully completed. During 2005, we participated in the drilling of 8 wells, all of which were successfully completed. We expect to drill 3 wells (0.8 net) in 2006, with an additional ten well locations to be drilled thereafter. We expect to have a 27.5% working interest in those wells.

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

From January 1, 2002 to December 31, 2005, we participated in the drilling and completion of 15 wells (4.8 net) in 18 attempts in this area. We incurred capital expenditures of $7.0 million and drilled 5 wells (1.58 net) in the Southeast Texas area in 2005 and expect to devote approximately $11.0 million and drill 10 wells (5.2 net) in this area in 2006. The Liberty Project Area and Cedar Point Project Area have proven to be successful for us, and we expect that the Liberty Project Area will constitute a significant portion of our drilling program for 2006.

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

Our South Louisiana inventory consists of 13 leased exploratory drillsites none of which are dependent on the success of the other wells. Carrizo is currently pursuing acreage on an additional 18 seismically defined prospects. From January 1, 2002 to December 31, 2005, we drilled and completed 5 wells (2.2 net) on ten attempts in this area. We incurred capital expenditures of $1.8 million and drilled 1 well (0.33 net) in the South Louisiana area in 2005 and expect to devote approximately $11.9 million to drill 7 wells (3.4 net) in this area in 2006.

LaRose

During 2002, we successfully drilled and completed an offset well to the discovery well in this area. We operate the 2 wells with an estimated 40% working interest. We plan to participate in 1 additional well (0.37 net) in the general area during 2006.

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

See “Regulation - Coalbed Methane Proceedings in Montana” for a description of certain regulatory proceedings affecting coalbed methane drilling in Montana.

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

Oil and Natural Gas Reserves

The following table sets forth our estimated net proved oil and natural gas reserves and the PV-10 Value of such reserves as of December 31, 2005. The reserve data and the present value as of December 31, 2005 were prepared by Ryder Scott Company, DeGolyer and MacNaughton and Fairchild & Wells, Inc., Independent Petroleum Engineers. For further information concerning Ryder Scott’s, DeGolyer and MacNaughton’s and Fairchild’s estimate of our proved reserves at December 31, 2005, see the reserve reports included as exhibits to this Annual Report on Form 10-K/A. The PV-10 Value was prepared using constant prices as of the calculation date, discounted at 10% per annum on a pretax basis, and is not intended to represent the current market value of the estimated oil and natural gas reserves owned by us. For further information concerning the present value of future net revenue from these proved reserves, see Note 12 of Notes to Consolidated Financial Statements.

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

No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the Securities and Exchange Commission (the “Commission”). The reserve data set forth in this Annual Report on Form 10-K/A represent only estimates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Risk Factors—Our reserve data and estimated discounted future net cash flows are estimates based on assumptions that may be inaccurate and are based on existing economic and operating conditions that may change in the future.”

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

	Year Ended December 31,
	2003	2004	2005
		(Restated)
Production volumes
Oil (MBbls)	450	309	234
Natural gas (MMcf)	4,763	6,462	8,206
Natural gas equivalent (MMcfe)	7,463	8,319	9,612
Average sales prices
Oil (per Bbl)	$28.90	$41.00	$56.36
Natural gas (per Mcf)	5.35	6.14	7.90
Natural gas equivalent (per Mcfe)	5.16	6.30	8.13
Average costs (per Mcfe)
Camp Hill operating expenses	$3.45	$3.31	$4.57
Other operating expenses	0.58	0.59	0.62
Total operating expenses(1)	0.90	1.01	1.09

(1)	Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), workover costs and the administrative costs of production offices, insurance and property and severance taxes.

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

	Year Ended December 31,
	2003	2004	2005
	(In thousands except per Mcfe amounts)
Acquisition costs:
Other unproved properties	$7,280	$21,831	$49,089
Proved properties	-	8,357	1,954
Exploration	23,745	39,181	50,303
Development	112	12,697	20,883
Asset retirement obligation	744	529	1,820
Total costs incurred	$31,881	$82,595	$124,049
Total proved reserves added	15,138	47,294	50,929
Average all-sources finding cost (per Mcfe)	$2.11	$1.75	$2.44

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

	Year Ended December 31,
	2003	2004	2005
	(In thousands)
Acquisition costs
Unproved prospects	$7,280	$21,831	$49,089
Proved properties	-	8,357	1,954
Exploration	23,745	39,181	50,303
Development	112	12,697	20,883
Asset retirement obligation	744	529	1,820
Total costs incurred(1)	$31,881	$82,595	$124,049

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

	Year Ended December 31,
	2003		2004		2005
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Productive	33	9.2	39	14.9	38	20.6
Nonproductive	5	0.8	6	3.7	4	1.2
Total	38	10.0	45	18.6	42	21.8
Development Wells
Productive	1	0.2	26	8.7	23	14.0
Nonproductive	-	-	-	-	-	-
Total	1	0.2	26	8.7	23	14.0

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

	Developed Acreage		Undeveloped Acreage		Total
	Gross	Net	Gross	Net	Gross	Net
North Sea	-	-	123,673	123,673	123,673	123,673
Louisiana	3,195	1,060	6,337	5,598	9,532	6,658
Texas	48,633	18,483	217,183	119,231	265,816	137,714
Montana/Wyoming	-	-	137,226	10,863	137,226	10,863
Other	-	-	69,828	31,870	69,828	31,870
Total	51,828	19,543	554,247	291,235	606,075	310,778

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

We make certain statements in “Business and Properties-General” above regarding acreage that we are currently pursuing in various project areas. This acreage is not included in the table above. We have no rights in acreage that we are only pursuing because the acreage is not under lease or option and, in many cases, we are not in negotiations with respect to such acreage. Moreover, there can be no assurance that we will ever acquire such acreage.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors—Natural gas and oil prices are highly volatile, and lower prices will negatively affect our financial results,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors—We are subject to various governmental regulations and environmental risks” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors—The marketability of our natural gas production depends on facilities that we typically do not own or control, which could result in a curtailment of production and revenues.”

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

In 2005, the CSFB Parties contributed $15.0 million to Pinnacle to finance an acquisition of additional undeveloped acreage. CCBM and U.S. Energy Corp. elected not to participate in the equity contribution. In November 2005, the CSFB Parties and a former Pinnacle employee received 30,000 and 2,000 shares of Pinnacle common stock, respectively, after exercising certain warrants and options. Accordingly, CCBM’s ownership in Pinnacle is 32.3% as of December 31, 2005 (15.8% on a fully diluted basis). We understand that Pinnacle is in the process of raising additional capital to expand its operations, which may result in a further dilution of our interest.

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

Available Information

Our website address is www.carrizo.cc. We make our website content available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K/A. We make available on this website, through a direct link to Securities and Exchange Commission’s website at www.sec.gov, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials.

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

Even if drilled, our completed wells may not produce reserves of natural gas or oil that are economically viable or that meet our earlier estimates of economically recoverable reserves. Our overall drilling success rate or our drilling success rate for activity within a particular project area may decline. Unsuccessful drilling activities could result in a significant decline in our production and revenues and materially harm our operations and financial condition by reducing our available cash and resources. Because of the risks and uncertainties of our business, our future performance in exploration and drilling may not be comparable to our historical performance described in this Form 10-K/A.

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

There are uncertainties inherent in estimating natural gas and oil reserves and their estimated value, including many factors beyond the control of the producer. The reserve data set forth in this Form 10-K/A represents only estimates. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner and is based on assumptions that may vary considerably from actual results.

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

The discounted future net cash flows included in this Form 10-K/A are not necessarily the same as the current market value of our estimated natural gas and oil reserves. As required by the Commission, the estimated discounted future net cash flows from proved reserves are based on prices and costs as of the date of the estimate. Actual future net cash flows also will be affected by factors such as:

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

As of December 31, 2005, we had material weaknesses in our internal control, and our internal control over financial reporting was not effective as of that date. If we fail to maintain an effective system of internal controls, we may not be able to provide timely and accurate financial statements.

As more fully described under Item 9A, Controls and Procedures, our management identified three material weaknesses over the effectiveness of our internal controls. These material weaknesses also resulted in us not being able to file our annual report during the time allowed by the Securities and Exchange Commission. As a result of the material weaknesses, management concluded that, as of December 31, 2005, we did not maintain effective internal control over financial reporting.

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

We have implemented initiatives to remediate the material weaknesses in our internal controls. The steps we have taken and are taking to address the material weaknesses may not be effective. However, any failure to effectively address a material weakness or other control deficiency or implement required new or improved controls, or difficulties encountered in their implementation, could limit our ability to obtain financing, harm our reputation, disrupt our ability to process key components of our result of operations and financial condition timely and accurately and cause us to fail to meet our reporting obligations under rules of the SEC and Nasdaq and our various debt arrangements. Any failure to remediate the material weaknesses identified in our evaluation of our internal controls could preclude our management from determining our internal control over financial reporting is effective or otherwise from issuing in a timely manner our management report in 2007.

We could face adverse consequences as a result of our late Form 10-K filing.

Our inability to timely file our Form 10-K for the year ended December, 31, 2005, which was related to our restatement, may have an adverse impact on us. In particular, we expect that we will not be eligible to use a registration statement on Form S-3 for a period of 12 months after becoming current with our filings. The inability to use Form S-3 may impair our ability or increase our costs and the complexity of our efforts to raise funds in the public markets.

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

Item 4. Submission of Matters to a Vote of Security Holders

None.

Executive Officers of the Registrant

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K/A.

The following table sets forth certain information with respect to our executive officers

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

	Year Ended December 31,
	2001	2002	2003	2004	2005
				(Restated)
	(In thousands, except per share data)
Statement Of Operations Data:
Oil and natural gas revenues	$26,226	$26,802	$38,508	$52,397	$78,155
Costs and expenses:
Oil and natural gas operating expenses	4,138	4,908	6,724	8,392	10,437
Depreciation, depletion and amortization	6,492	10,574	11,868	15,464	21,374
General and administrative	3,333	4,133	5,639	7,191	8,789
Accretion expense related to asset retirement	-	-	41	23	70
Stock option compensation expense (income)	(558)	(84)	313	1,064	2,454
Total costs and expenses	13,405	19,531	24,585	32,134	43,124
Operating income	12,821	7,271	13,923	20,263	35,031
Mark-to-market loss on derivatives, net	-	-	-	(625)	(5,882)
Loss on extinquishment of debt	-	-	-	-	(3,721)
Equity in loss of Pinnacle Gas Resources, Inc.	-	-	(830)	(1,399)	(2,542)

Interest income (expense), net of amounts capitalized and interest income	269	54	(19)	(622)	(4,295)
Other income and expenses, net	1,777	274	29	506	(457)
Income before income taxes	14,867	7,599	13,103	18,123	18,134
Income tax expense	5,336	2,809	5,063	7,009	7,500
Income before cumulative effect of change in accounting principle	9,531	4,790	8,040	11,114	10,634
Dividends and accretion of discount on preferred stock	-	588	741	350	-
Income available to common shareholders before cumulative effect of change in accounting principle	9,531	4,202	7,299	10,764	10,634
Cumulative effect of change in accounting principle	-	-	(128)	-	-
Net income available to common shareholders	$9,531	$4,202	$7,171	$10,764	$10,634
Basic earnings per common share	$0.68	$0.30	$0.50	$0.54	$0.45
Diluted earnings per common share	$0.57	$0.26	$0.43	$0.49	$0.44
Basic weighted average shares outstanding	14,059	14,158	14,312	19,958	23,492
Diluted weighted average shares outstanding	16,731	16,148	16,744	21,818	24,361

Statements of Cash Flow Data:
Net cash provided by operating activities	$22,669	$18,572	$33,631	$32,501	$38,839
Net cash used in investing activities	(29,942)	(22,747)	(29,673)	(80,294)	(111,417)
Net cash provided by (used in) financing activities	2,292	5,682	(5,379)	50,139	95,635

Other Operating Data:
Capital expenditures	$38,264	$23,343	$31,930	$83,891	$135,156
Debt repayments (1)	5,479	8,745	5,951	13,737	101,021

	As of December 31,
	2001	2002	2003	2004	2005
				(Restated)
Balance Sheet Data:	(in thousands)
Working capital (deficit)	$(582)	$(1,442)	$(11,817)	$(8,937)	$10,307
Property and equipment, net	104,132	120,526	135,273	205,482	314,074
Total assets	117,392	135,388	156,803	234,345	383,101
Long-term debt, including current maturities	38,188	39,495	36,253	62,974	149,294
Convertible participating preferred stock	-	6,373	7,114	-	-
Total equity	63,204	66,816	76,072	121,060	155,385

(1)	Debt repayments include amounts refinanced.

Forward Looking Statements. The statements contained in all parts of this document, (including any portion attached hereto) including, but not limited to, those relating to our schedule, targets, estimates or results of future drilling, including the number, timing and results of wells, budgeted wells, increases in wells, the timing and risk involved in drilling follow-up wells, expected working or net revenue interests, planned expenditures, prospects budgeted and other future capital expenditures, risk profile of oil and gas exploration, acquisition of 3-D seismic data (including number, timing and size of projects), planned evaluation of prospects, probability of prospects having oil and natural gas, expected production or reserves, increases in reserves, acreage, working capital requirements, hedging activities, the ability of expected sources of liquidity to implement our business strategy, future hiring, future exploration activity, production rates, potential drilling locations targeting coal seams, the outcome of legal challenges to new coalbed methane drilling permits in Montana, financing for our 2006 exploration and development program, all and any other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words “anticipate,” “budgeted,” “planned,” “targeted,” “potential,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to our dependence on our exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, our dependence on our key personnel, factors that affect our ability to manage our growth and achieve our business strategy, risks relating to our limited operating history, technological changes, our significant capital requirements, the potential impact of government regulations, adverse regulatory determinations, including those related to coalbed methane drilling in Montana, litigation, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks, industry partner issues, availability of equipment, weather and other factors detailed herein and in our other filings with the Securities and Exchange Commission. Some of the factors that could cause actual results to differ from those expressed or implied in forward-looking statements are described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors” and in other sections of this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement and we undertake no duty to update any forward looking statement.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with the consolidated financial statements and other financial information included in this Form 10-K/A. The financial information in this section has been restated, as further discussed in “Item 8., Financial Statements and Supplementary Data – Note 3 - Financial Restatement”. All period to period comparisons are based upon restated amounts. Our financial statements and the notes thereto, which are found elsewhere in the Form 10-K/A contain detailed information that should be referred to in conjunction with the following discussion.

Restatement

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2005, we reviewed our accounting policy used to account for our derivatives on interest rate swaps on the Second Lien Credit Facility and for oil and natural gas prices on our proved producing properties and determined that these instruments should have been accounted for as non-designated derivatives instead of cash flow hedges in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, as a result of the changes in accounting for our derivatives for interest rate swaps and the oil and natural gas hedges we have restated our consolidated financial statements for the year ended December 31, 2004, as presented in this Form 10-K/A. In addition to the financial statements for the year ended December 31, 2004, these changes in accounting affect the four quarterly periods of 2004 and the three quarterly periods ended September 30, 2005.  See Note 3 and Note 14 to the Company's consolidated financial statements.

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

The Company has determined that the derivatives entered into in 2004 and 2005 were not timely designated as cash flow hedges and lacked sufficient documentation to be accounted for as cash flow hedges. As a result, the Company is restating its financial statements for the year ended December 31, 2004 and all the unaudited quarterly periods in 2004 and the first three quarters of 2005. All such derivatives in this restatement, including oil and gas derivatives and interest rate swaps, are now classified as non-designated derivatives and are marked-to-market, with realized and unrealized gains and losses being reflected as “mark-to-market gains (losses) on derivatives, net” within the other income and expense section of the Statement of Operations.

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

Additionally, during the audit of Pinnacle Gas Resources, Inc., an error was discovered that affects amounts that had previously been reported on the Company's quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005. The error arose as a result of the incorrect accounting for certain natural gas derivatives which had historically been accounted for using the cash flow method. Pinnacle's management and its independent registered public accountants have determined that these derivatives are not eligible for cash flow hedge accounting. Accordingly, Pinnacle restated its 2005 quarters using the non-designated derivatives accounting method. The relative change in the fair value of these derivatives due to changing commodity price is reflected as a gain or loss in Pinnacle’s earnings each quarter. Because the Company’s interest in Pinnacle is accounted for using the equity method, the Company determined that the effect of Pinnacle’s restatement of its financial statements required the Company to, in turn, restate its own financial statements.

Details of these restatements are presented in this Form 10-K/A in Note 3 to the consolidated financial statements. Where appropriate, notes to the consolidated financial statements and certain other disclosures in this Form 10-K/A have been adjusted to conform to these restatements.  A summary of the restated periods is comprised as follows:

	Year Ended December 31, 2004
	As	As
	Reported	Restated
Statement of Operations:
Oil and natural gas revenues	$51,374	$52,397
Operating income	19,240	20,263

Mark-to-market loss of derivatives, net	-	(625)
Income before income taxes	17,725	18,123
Income tax Expense	6,871	7,009
Net income	10,854	11,114
Net income available to common shareholders	$10,504	$10,764
Earnings per common share:
Basic earnings per common share	$0.53	$0.54
Diluted earnings per common share	$0.48	$0.49

	Year Ended December 31, 2004
	As	As
	Reported	Restated
Cash Flow Statement:
Net income	$10,854	$11,114
Fair value (gain) of derivative financial instruments	-	(400)
Deferred income taxes	6,678	6,818
Net cash provided by operating activities	32,501	32,501

	Year Ended December 31, 2004
	As	As
	Reported	Restated
Statement of Shareholders' Equity:
Net income	$10.854	$11,114
Accumulated other comprehensive income	59	-
Comprehensive income	11,099	11,300

	December 31, 2004
	As	As
	Reported	Restated
Balance Sheet:
Other current assets	$1,614	$1,924
Total current assets	21,634	21,944
Other assets	57	57
Total Assets	234,035	234,345
Accrued liabilities	7,516	7,624
Total current liabilities	30,772	30,881
Deferred Income Taxes	18,113	18,113
Retained earnings	20,733	20,993
Accumulated other comprehensive income	59	-
Total Liabilities and Shareholders' Equity	234,035	234,345

Quarterly Financial Statements (Restated) (Unaudited)

	March 31, 2005		June 30, 2005		September 30, 2005
	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated
Balance Sheet:
Other current assets	$1,230	$1,681	$1,186	$877	$6,376	$7,683
Total Current Assets	19,937	20,388	20,878	20,569	77,094	78,401
Investment in Pinnacle Gas Resources, Inc.	5,007	4,162	4,652	3,962	4,241	2,056
Total Assets	238,397	238,003	271,069	270,070	365,700	364,822
Fair Value of Derivative Financial Instruments	323	1,537	1,275	318	6,033	8,870
Total Current Liabilities	25,166	26,456	34,640	33,759	47,513	51,249
Fair Value of Financial Derivatives, net - Long Term	-	-	-	-	1,670	2,493
Deferred Income Taxes	18,719	18,745	20,726	20,752	20,514	20,540
Retained earnings	23,319	21,474	26,912	26,010	27,490	18,093
Accumulated other comprehensive loss	(210)	-	(833)	-	(4,832)	-
Total Liabilities and Shareholders Equity	238,397	238,003	271,069	270,070	365,700	364,822

	Quarters Ended
	March 31, 2005		June 30, 2005		September 30, 2005
	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated
Statement of Operations:
Oil and Natural Gas Revenues	$15,458	$15,249	$16,321	$16,351	$17,574	$18,442
Operating Income	4,951	4,742	6,935	6,965	6,777	7,645
Other Income and Expenses:
Equity in loss of Pinnacle Gas Resources, Inc.	(222)	(1,068)	(355)	(200)	(411)	(1,906)
Mark-to-market gain (loss) of Derivatives, net	-	(1,727)	-	1,183	-	(11,638)
Income Before Income Taxes	4,173	1,391	5,847	7,215	1,213	(11,052)
Income Tax Expense (benefit)	1,587	909	2,254	2,679	634	(3,135)
Net Income (Loss)	$2,586	$482	$3,593	$4,536	$579	$(7,917)
Net Income (Loss) Available to Common Shareholders	$2,586	$482	$3,593	$4,536	$579	$(7,917)
Earnings per common share:
Basic earnings (Loss) per common share	$0.11	$0.02	$0.15	$0.20	$0.02	$(0.33)
Diluted earnings (Loss) per common share	$0.11	$0.02	$0.15	$0.19	$0.02	$(0.33)

	Quarters Ended
	March 31, 2005		June 30, 2005		September 30, 2005
	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated
Cash Flow Statement:
Net income (Loss)	$2,586	$481	$3,593	$4,536	$579	$(7,917)
Fair value loss (gain) of derivative financial instruments	-	1,936	-	(1,213)	-	10,770
Equity in loss of Pinnacle Gas Resources, Inc	222	1,068	355	200	411	1,906
Deferred income taxes (benefit)	1,539	862	2,170	2,595	569	(3,200)
Net cash provided by operating activities	7,379	7,379	6,952	6,952	4,488	4,488

	Quarters Ended
	March 31, 2004		June 30, 2004		September 30, 2004		December 31, 2004
	As	As	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
Statement of Operations:
Oil and Natural Gas Revenues	$10,873	$10,861	$11,959	$11,935	$12,274	$13,041	$16,268	$16,560
Operating Income	3,801	3,789	3,907	3,883	5,274	6,041	6,258	6,550
Mark-to-market gain (loss) of derivatives, net	-	(972)	-	460	-	(1,296)	-	1,183
Income Before Income Taxes	3,536	2,552	3,526	3,962	5,469	4,940	5,194	6,669
Income Tax Expense	1,353	1,008	1,388	1,539	2,079	1,893	2,051	2,569
Net Income	2,183	1,544	2,138	2,423	3,390	3,047	3,143	4,100
Net Income Available to Common Shareholders	1,985	1,346	1,986	2,271	3,390	3,047	3,143	4,100
Earnings per common share:
Basic earnings per common share	$0.12	$0.08	$0.10	$0.12	$0.15	$0.14	$0.16	$0.19
Diluted earnings per common share	$0.10	$0.07	$0.09	$0.10	$0.15	$0.13	$0.14	$0.18

In conjunction with the Restatement of the quarterly information above, the respective Form 10-Qs as previously filed for the Quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005 should no longer be relied upon.

General Overview

For the year ended December 31, 2005, we achieved record annual drilling success rates, levels of production, natural gas and oil revenues and at the end of 2005 our proved oil and gas reserves also reached a record level.

Due to our drilling success, we produced a record 9.6 Bcfe in 2005 compared to 8.3 Bcfe in 2004. At the end of 2005, we also reached a record estimated proved reserves level of 150.6 Bcfe with 50.9 Bcfe of net additions for the year, replacing 530% of our 2005 production. See “Business and Properties - Natural Gas and Oil Reserve Replacement.”

In 2005, we drilled 65 wells (35.8 net), including 20 wells in the onshore Gulf Coast area, 37 wells in the Barnett Shale play and 8 wells in the Camp Hill field and other East Texas areas, with an apparent success rate of 94% compared to an apparent success rate of 92% in 2004, in which we drilled 71 wells (27.3 net), in the onshore Gulf Coast and Barnett Shale areas combined. Between January 1, 2003 and December 31, 2005, 71% of our wells drilled were exploratory and 29% were developmental. In 2005, 65% of these wells were exploratory and 35% were developmental. This increase in our percentage of developmental wells reflects our increased activity in the Barnett Shale area, which has a relatively higher concentration of development well targets than the onshore Gulf Coast area.

In 2005, our natural gas and oil revenues reached a record level at $78.2 million, and our net income available to common shareholders was $10.6 million, or $0.45 and $0.44 per basic and fully diluted share, respectively. In 2004, our natural gas and oil revenues were $52.4 million, and our net income available to common shareholders was $10.8 million, or $0.54 and $0.49 per basic and fully diluted share, respectively. These increases in natural gas and oil revenues and net income were attributable in part to the record levels of production discussed above and to higher commodity prices.

Our financial results are largely dependent on a number of factors, including commodity prices. Commodity prices are outside of our control and historically have been and are expected to remain volatile. Natural gas prices in particular have remained volatile during the last few years. Commodity prices are affected by changes in market demands, overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. As a result, we cannot accurately predict future natural gas, natural gas liquids and crude oil prices, and therefore, cannot accurately predict revenues. In 2005, our realized natural gas price was 29% higher and our realized oil price was 37% higher than in 2004.

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

We have continued to reinvest a substantial portion of our operating cash flows into funding our drilling program and increasing the amount of 3-D seismic data available to us. In 2006, we expect capital expenditures, excluding capitalized interest and overhead, to be approximately $140.0 to $145.0 million, as compared to $127.0 million in 2005.

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

At December 31, 2005, our net debt-to-total net capitalization ratio (computed as (1) total debt net of cash (‘net debt’) divided by the sum of (2) net debt plus (3) total book equity) was 44%, an increase from the 32% ratio at the end of 2004. This increase was primarily the result of: (1) our July 2005 debt refinancing and borrowings under our $150.0 million Second Lien Credit Facility which generated net proceeds of $72.1 million after (a) retiring $52.9 million of outstanding obligations under our senior subordinated notes and senior secured subordinated notes and (b) repaying the $18.5 million of outstanding indebtedness under our First Lien Credit Facility, (2) partially offset by the $17.0 million of net proceeds from the private placement of 1.2 million shares of common stock in June 2005. The equity and debt changes are described under “—Liquidity and Capital Resources—Financing Arrangements.”

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

In the second quarter of 2005, we sold 1.2 million shares of our common stock (or approximately 5% of the fully diluted shares outstanding before the offering) to institutional investors at a price of $15.25 per share in a private placement (the “Private Placement”), a 4.7% discount to the close price on the Nasdaq stock market for our common stock the day prior to pricing. The net proceeds from the Private Placement, after the placement agents’ fees but before offering expenses, were approximately $17.0 million. We used the proceeds from the Private Placement to fund a portion of our 2005 capital expenditure program, including our drilling programs in the Barnett Shale and onshore Gulf Coast areas. In connection with the Private Placement, we were required to file a resale shelf registration statement to register the resale of the shares sold under the Securities Act. We filed such registration statement and are required to cause it to become and be kept effective for resale of shares for two years from the date of their original sale. In certain situations, we are required to indemnify the investors in the Private Placement, including without limitation, for certain liabilities under the Securities Act.

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

Initially, we financed our Barnett Shale activities with our available cash on hand. We financed a portion of our 2004 capital expenditure program for the Barnett Shale area with funds from the October 2004 issuance of the 10% Senior Subordinated Secured Notes. In June and July 2005, we completed the Private Placement and entered into the Second Lien Credit Facility (see “2004 Public Offering and 2005 Private Placement Common Stock” above and “Financing Arrangements - Second Lien Credit Facility and Refinancing,” below), a portion of the net proceeds of which were used to partially fund our ongoing capital expenditure program, including our drilling programs in the Barnett Shale and onshore Gulf Coast areas.

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

Realized average oil prices increased 37% to $56.36 per Bbl in 2005 from $41.00 per Bbl in 2004.

The following table summarizes production volumes, average sales prices and operating revenues for our oil and natural gas operations for the years ended December 31, 2004 and 2005:

			2005 Period
			Compared to 2004 Period
	December 31,		Increase	% Increase
	2004	2005	(Decrease)	(Decrease)
Production volumes-
Oil and condensate (Mbbls)	309	234	(75)	(24%)
Natural gas (MMcf)	6,462	8,206	1,744	27%
Average sales prices-(1)
Oil and condensate (per Bbl)	$41.00	$56.36	$15.36	37%
Natural gas (per Mcf)	6.14	7.90	1.76	29%
Operating revenues (In thousands) -
Oil and condensate	$12,687	$13,204	$517	4%
Natural gas	39,710	64,951	25,241	64%

Total	$52,397	$78,155	$25,758	49%

Oil and natural gas operating expenses for 2005 increased 24% to $10.4 million from $8.4 million in 2004. Oil and natural gas operating expenses increased primarily due to higher severance taxes of $1.5 million on higher commodity prices, while higher lifting costs of $0.5 million were attributable to the increased number of producing wells and in part due to higher ad valorem taxes. Operating expenses per equivalent unit in 2005 increased to $1.09 per Mcfe from $1.01 per Mcfe in 2004. The per unit cost increased primarily as a result of the higher costs noted above.

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

Mark-to-market loss on derivatives, net was $5.9 million in 2005 comprised of (1) $2.3 million of realized loss on net settled derivatives and (2) $3.6 million of net unrealized loss on the derivatives accounted for as non-designated derivatives. Mark-to-market gain (loss) of derivatives, net was ($0.6) million in 2004 comprised of (1) $1.0 million of realized loss on net settled derivates and (2) $0.4 million of net unrealized gain on the derivatives accounted for as fair value hedges.

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

Income taxes increased to $7.5 million in 2005 from $7.0 million in 2004 due to the increase in pre-tax income, including the valuation allowance for the equity in loss of Pinnacle Gas Resources, Inc.

Dividends and accretion of discount on preferred stock decreased to zero in 2005 from $0.4 million in 2004 as a result of the conversion of all of the Series B Preferred Stock into common stock during the second quarter of 2004.

Net income available to common shareholders for 2005 decreased to $10.6 million from $10.8 million in 2004 primarily as a result of the factors described above.

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

Average oil prices increased 42% to $41.00 per Bbl in 2004 from $28.90 per Bbl in 2003.

The following table summarizes production volumes, average sales prices and operating revenues for our oil and natural gas operations for the years ended December 31, 2003 and 2004:

			2004 Period
			Compared to 2003 Period
	December 31,		Increase	% Increase
	2003	2004	(Decrease)	(Decrease)
Production volumes-
Oil and condensate (Mbbls)	450	309	(141)	(31)%
Natural gas (MMcf)	4,763	6,462	1,699	36%
Average sales prices-(1)
Oil and condensate (per Bbl)	$28.90	$41.00	$12.10	42%
Natural gas (per Mcf)	5.35	6.14	0.79	15%
Operating revenues (In thousands) -
Oil and condensate	$13,014	$12,687	$(327)	(3)%
Natural gas	25,494	39,710	14,216	56%
Total	$38,508	$52,397	$13,889	36%

(1)	Including the impact of hedging in 2003.

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

We recorded a $1.4 million after tax charge, or $0.06 per fully diluted share, on our minority interest in Pinnacle. Of this charge, $0.3 million relates to a valuation allowance for federal income taxes. It is likely that Pinnacle will continue to record a valuation allowance on the deferred federal tax benefit generated from the operating losses incurred during the early development stages of Pinnacle’s coalbed methane project. Concurrently, we will record valuation allowances relative to our share of Pinnacle’s financial results. There were no such gains reported in 2003.

Mark-to-market gain (loss) on derivatives, net was ($0.6) million in 2004 comprised of (1) $1.0 million of realized loss on net settled derivatives and (2) $0.4 million of net unrealized gain on the derivatives. There were no such gains reported in 2003.

Income taxes increased to $7.0 million in 2004 from $5.1 million in 2003 due to the increase in pre-tax income.

Dividends and accretion of discount on preferred stock decreased to $0.4 million in 2004 from $0.7 million in 2003 as a result of the conversion of all of the Series B Preferred Stock into common stock during the second quarter of 2004.

Net Income available to common shareholders before cumulative effect of change in accounting principle for 2004 increased to $10.8 million from $7.3 million in 2003 primarily as a result of the factors described above.

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

Estimated maturities of long-term debt are $1.5 million in 2006, $1.5 million in 2007, $1.5 million in each of the years 2006 through 2009 and the remainder in 2010. The following table sets forth estimates of our contractual obligations as of December 31, 2005:

	Payments Due by Year
	(In thousands)
					2009 to
	Total	2006	2007	2008	2010	Thereafter
Long-Term Debt	$149,294	$1,535	$1,509	$1,501	$144,750	$-
Operating Leases	3,125	521	520	521	1,042	521
Drilling Contracts	15,168	9,490	5,678	-	-	-
Seismic Data Commitments	1,333	1,333	-	-	-	-
Total Contractual Cash Obligations	$168,920	$12,879	$7,707	$2,022	$145,792	$521

We have planned capital expenditures in 2006 of approximately $140 to $145 million, of which $117.5 million is expected to be used for drilling activities in our project areas and the balance is expected to be used to fund 3-D seismic surveys, land acquisitions and capitalized interest and overhead costs. We plan to drill approximately 26 gross wells (11.7 net) in the onshore Gulf Coast area, 49 gross wells (35 net) in our Barnett Shale and 40 gross wells (39.5 net) in our East Texas, primarily in our Camp Hill oil field, areas in 2006. The actual number of wells drilled and capital expended is dependent upon available financing, cash flow, availability and cost of drilling rigs, land and partner issues and other factors. Capital expenditures do not include operating costs such as the steam costs that will be required for the multi-year development of our Camp Hill project, as discussed below.

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

Our Board of Directors recently approved a revised development plan for increased drilling activity in two tracts in the Camp Hill field in our East Texas area. During 2005, we have drilled seven gross wells (7.0 net) in this area, all of which are apparent successes. Over the next 18 months, we expect to drill between 55 and 60 gross wells (55 to 60 net), including 35 to 40 gross wells in 2006, in this area at an estimated cost of approximately $4.2 million.

Through the end of 2005, Pinnacle has reported that it has drilled 383 gross wells since inception and estimates that 87.7% of these wells have been completed. Pinnacle reportedly added approximately 20.3 Bcfe of net proved reserves through development drilling through December 31, 2005, excluding the 10.6 Bcfe contributed or acquired at inception. Its gross operated production has increased by approximately 271% since its inception (to approximately 17.8 MMcf/d at December 31, 2005), and its total well count stands at 624 gross operated wells, according to Pinnacle. Because of the nature of coalbed methane wells that require an extended dewatering period before significant natural gas production, Pinnacle has not been able to complete its determination on commerciality of all of these wells.

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

At December 31, 2004, amounts outstanding under the First Lien Credit Facility totaled $18.0 million with an additional $12.0 million available for future borrowing. At December 31, 2005, there were no amounts outstanding under the First Lien Credit Facility.  At December 31, 2004 there were no letters of credit outstanding.

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

Shelf Registration Statement

In the third quarter of 2005, we filed a registration statement on Form S-3 with the SEC for the proposed offering from time to time of up to $250 million of senior or subordinated debt securities, preferred stock, common stock and warrants to purchase debt securities, preferred stock, common stock or other securities. Due to the delay in our filing of our Annual Report on Form 10-K for the year ended December 31, 2005, we believe that we are not eligible to use a “short form” registration statement on Form S-3 at the present time. Accordingly, unless and until we regain eligibility to use Form S-3, we will not be able to offer and sell securities under our shelf registration statement without first amending it to convert it to a registration statement on Form S-1 and then obtaining a declaration of effectiveness for the registration statement from the SEC. The inability to use Form S-3 may increase the costs and complexity of the registration process. This registration statement has not yet been declared effective by the SEC.

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

Senior Subordinated Notes and Related Securities

We previously issued 9% Senior Subordinated Notes due 2007 (the “Senior Subordinated Notes”). On July 21, 2005, the Senior Subordinated Notes were repaid in full in connection with entering into the Second Lien Credit Facility. See “Financing Arrangements - Second Lien Credit Facility and Refinancing.”

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

Senior Secured Subordinated Notes

We previously issued 10% Senior Secured Subordinated Notes due 2008 (the “Senior Secured Notes”). On July 21, 2005, the Senior Secured Notes were repaid in full in connection with entering into the Second Lien Credit Facility. See “Financing Arrangements - Second Lien Credit Facility and Refinancing.” On October 29, 2004, we entered into a Note Purchase Agreement (the “Senior Secured Notes Purchase Agreement”) with PCRL Investments L.P. (the “Senior Secured Notes Purchaser”). Pursuant to the Senior Secured Notes Purchase Agreement, we could issue up to $28 million aggregate principal amount of our Senior Secured Notes for a purchase price equal to 90% of the principal amount of the Senior Secured Notes then issued. On October 29, 2004 and May 31, 2005, the Senior Secured Notes Purchaser purchased $18.0 million and $4.0 million aggregate principal amount of the Senior Secured Notes for a purchase price of $16.2 million and $3.6 million, respectively. The debt discounts were amortized to interest expense using the effective interest method over the life of the notes.

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

Derivative Instruments

Upon entering into a derivative contract, the Company must either designate the derivative instruments as a hedge of the variability of cash flow to be received (cash flow hedge) or the derivatives must be accounted for as non-designated derivatives. We typically use fixed rate swaps and costless collars to manage our risk of exposure to material changes in the price of natural gas and oil. Changes in the fair value of a cash flow hedge are recorded in other comprehensive income to the extent that the derivative is effective in offsetting changes in the fair value of the hedged item. Any ineffectiveness in the relationship between the cash flow hedge and the hedged item is recognized currently in income. Gains and losses accumulated in other comprehensive income associated with the cash flow hedge are recognized in earnings as oil and natural gas revenues when the forecasted transaction occurs. All of the Company’s derivative instruments at December 31, 2003 and 2004 had been designated as cash flow hedges. However, in connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2005, the Company determined that it had not timely designated the instruments as a cash flow hedges and was lacking certain other documentation for the derivatives entered into during the periods of 2004 and 2005. As a result, the Company is restating in this Form 10-K/A the consolidated financial information for 2004 (and the quarterly financial data for all periods in 2004 and the first three quarters in 2005), accounting for them as non-designated derivatives. Accordingly, these derivatives will be marked-to-market at the end of each period and the realized and unrealized gain or loss will be recorded as market to market gains and losses on derivatives, net within other income on the Company’s Statement of Income. See Note 3 of the notes to the consolidated financial statements for further discussion of the financial restatement.

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

As of December 31, 2004 and 2005, unrealized gains and (losses) on oil and gas derivatives of $0.4 million and $(4.3) million, respectively, were included in mark-to-market gain (losses) on derivatives, net.

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

At December 31, 2004 and 2005 we had the following outstanding derivative positions:

December 31, 2004
	Contract Volumes		Average	Average	Average
Quarter	BBls	MMbtu	Fixed Price	Floor Price	Ceiling Price

First Quarter 2005	27,000			$41.67	$50.50
First Quarter 2005		928,000		5.40	8.11
Second Quarter 2005		364,000		5.25	7.15
Second Quarter 2005		91,000	$6.03
Third Quarter 2005		368,000		5.25	7.40
Third Quarter 2005		92,000	6.03
Fourth Quarter 2005		276,000		5.25	7.92
Fourth Quarter 2005		92,000	6.03

December 31, 2005
	Contract Volumes		Average	Average	Average
Quarter	BBls	MMbtu	Fixed Price	Floor Price	Ceiling Price
First Quarter 2006		1,082,000		$8.51	$11.06
First Quarter 2006	18,000			55.00	68.25
Second Quarter 2006		910,000		7.40	10.70
Second Quarter 2006	18,200			57.00	68.30
Third Quarter 2006		644,000		7.06	10.04
Third Quarter 2006	9,200			57.00	69.05
Fourth Quarter 2006		368,000		7.25	8.75
Fourth Quarter 2006	9,200			57.00	69.65
First Quarter 2007		360,000		7.50	9.45
Second Quarter 2007		273,000		6.68	8.08
Third Quarter 2007		276,000		6.80	8.20
Fourth Quarter 2007		276,000		6.92	8.32
First Quarter 2008		182,000		7.25	8.65

The table below summarizes our total natural gas production volumes subject to derivative transactions during 2005.

Natural Gas Swaps		Natural Gas Caps
Volumes MMBtu	275,000	Volumes MMBtu	3,617,000
Average price $/MMBtu	$ 6.03	Average price $/MMBtu
		Floor	$ 5.96
		Ceiling	8.12

The table below summarizes our total crude oil production volumes subject to derivative transactions during 2005.

Crude Oil Swaps		Crude Oil Caps
Volumes Bbls	27,100	Volumes Bbls	81,400
Average price $/Bbls	$ 50.19	Average price $/Bbls
		Floor	$ 48.82
		Ceiling	$ 60.58

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As described below under Management’s Annual Report on Internal Control over Financial Reporting, we identified material weaknesses in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). As a result of these material weaknesses, our Chief Executive

Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K/A, the Company’s disclosure controls and procedures were not effective. The Company has outlined a number of initiatives, as discussed below under paragraph (b) of this Item 9A, that it believes will remediate these material weaknesses in 2006.  As a result of such material weaknesses, the Company was not able to file its Annual Report on Form 10-K for the year ended December 31, 2005 with the Securities and Exchange Commission in the time required.

The audit report of Pannell Kerr Forster of Texas, P.C., dated March 31, 2006, which is included in the Form 10-K/A, expressed an unqualified opinion on our consolidated financial statements, and its assessment of Management’s Annual Report on Internal Control over Financial Reporting is included herein under paragraph (d) of this Item 9A.

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

Upon completion of the Company’s Sarbanes-Oxley compliance assessment, management identified the following material weaknesses.

Hedging

We completed a review of our documentation practices underlying our derivative positions in 2004 and 2005 and determined that we lacked sufficient contemporaneous documentation and did not timely designate our derivative positions at inception as cash flow hedges as required by Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” to account for these positions as cash flow hedges. Under cash flow hedge accounting, the after-tax change in the fair value of the open derivative positions (“fair value change”) is reported as Other Comprehensive Income in the equity section of the balance sheet. Alternatively, if the derivative does not qualify as a cash flow hedge, mark-to-market accounting requires that the fair value change be reported in earnings. This error came to management’s attention during the preparation of our Consolidated Financial Statements for the year ended December 31, 2005 which ultimately resulted in a restatement of our financial statements for 2004 as well as the first three quarterly periods in 2005.

In the process of restating our financials to account for our derivatives on a mark-to-market basis, we discovered certain computational errors in the fair value of the Company’s derivatives that was previously reported in other comprehensive income in 2004 and 2005. These errors resulted from the information we had relied upon to establish oil and gas prices used in connection with determining the fair value of the derivatives. For all the periods covered by our consolidated financial statements, we used a third-party website source to obtain New York Mercantile (“NYMEX”) oil and gas prices and then used those prices to determine the fair value of the derivatives. However, we determined in the course of our evaluation that the use of Houston Ship Channel prices was instead required for this purpose which matched the index used within our derivative agreements, furthermore we also determined that the information from the third party provider was not entirely reliable. As a result of the restatement relating to our change in the treatment of our derivatives, we no longer report the change in fair value of our derivatives in other comprehensive income but now record them as a change to earnings. Nevertheless, in marking these derivatives to market, the gains and losses reflected in other income and expense have been based upon corrected amounts that were not based upon the information from the third party provider. These items constituted a material weakness in our internal controls as of December 31, 2005.  Additional information relating to these items is included in Note 3 to the Company’s consolidated financial statements.

Year-end Close Process and Other Controls

In the fourth quarter of 2005, we hired a manager of financial reporting, filling the prior vacancy described in our Annual Report on Form 10-K for the year ended December 31, 2004. This manager of financial reporting subsequently left the Company late in the fourth quarter of 2005, creating a new vacancy. Our manager of accounting left the Company in November 2005. In February 2006, our controller and our director of financial planning and analysis also both left the company. We attempted to fill these vacancies, but were not able to do so as quickly as we would have liked. We subsequently hired a new controller and manager of accounting in March 2006, near the end of our year-end closing process. We have also hired a new manager of financial reporting, who is expected to join the Company in April 2006.

The accounting and financial staff vacancies described above occurred during the year-end close process. While these vacancies were partially remedied by reliance upon independent financial reporting consultants for review of critical accounting areas and disclosures and material nonstandard transactions, these absences, combined with our complex manual, review intensive accounting system, placed greater burdens of detailed reviews on our remaining middle and upper-level accounting professionals, which in turn compromised the level of their qualitative review of the elements of the year end close, financial statements and disclosures. These review procedures are an important component of our controls surrounding the closing process and in financial reporting. As a result, we believe that these vacancies resulted in inadequate staffing, supervision and financial reporting expertise in our accounting and financial areas, which constituted a material weakness in our internal control over financial reporting as of December 31, 2005. These deficiencies ultimately affect the accuracy of our financial statement reporting and disclosures.

Accordingly, in connection with the audit of our 2005 financial results, Pannell Kerr Forster of Texas, P.C. (“PKF”), our independent registered public accounting firm, detected a number of errors and/or omissions that were an indication that the aforementioned material weaknesses were present at December 31, 2005, increasing the likelihood to more than remote that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected. The most notable of these errors included (1) our accounting for our derivatives as cash flow hedges rather than on a mark-to-market basis, (2) corrections for certain computational errors in the fair value of the Company’s derivatives previously reported in other comprehensive income in 2004 and 2005, (3) errors related to our capital expenditures accrual, (4) errors in the evaluation of our unproved property pool and (5) errors related to the evaluation of our asset retirement obligation. These errors came to management's attention in connection with the preparation of our consolidated financial statements for the year ended December 31, 2005.  The controls in place related to items (3), (4) and (5) (“Other Controls”) were not properly designed and/or operating to provide reasonable assurance that amounts would be properly recorded in the Company’s consolidated financial statements.  The failure of the Other Controls constituted a third material weakness in our internal controls as of December 31, 2005.  Management has determined that the restatement of our consolidated financial statements discussed in Note 3 to our consolidated financial statements included in Item 8 of this report was an additional effect of the year-end close process material weakness. All correcting adjustments were recorded by the Company prior to the finalization of its 2005 financial statements. The Company has implemented procedures to prevent these specific errors from occurring in the future. However, the additional initiatives (outlined below) are needed to remediate the material weaknesses in our internal controls, and thus lower the risk level to remote of other potential material errors or omissions.

As a result of these three material weaknesses, our management has concluded that our internal control over financial reporting was not effective as of December 31, 2005. We made a similar conclusion as of December 31, 2004.

Remediation Steps

While there can be no assurance in this regard, we expect that the following initiatives will eliminate the material weaknesses relating to our year-end close process and Other Controls in 2006: (1) increasing the level of our professional accounting staff, including the successful placement of a new manager of financial reporting, new controller, new manager of accounting and new director of financial planning and analysis (except for the last position, the new professionals have either already started work or will begin in April 2006), and (2) completing our transition to a new fully-integrated accounting software system (phase one was completed in the fourth quarter of 2005) to automate processes and improve qualitative reviews. Until the these initiatives are fully implemented, we will continue to rely on manual processes and require additional commitment of resources to the closing process to produce our financial records and reports. We have engaged a consultant to assist us in evaluating our risk management program to provide guidance, and where needed, assistance so that we may continue to account for our derivative activities as cash flow hedges in accordance with the requirements of SFAS No. 133 on a prospective basis.  As of the date of this report, we have not yet completed the initiatives described above. While we have hired three new accounting professionals, we have not yet hired a new director of financial planning and analysis. Also, our project team has made significant progress towards completing the transition to a new fully-integrated accounting software system described in the second initiative. We have discussed these material weaknesses and our remediation steps with our Audit Committee.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Material weaknesses have been identified and are included in management’s assessment of internal control over financial reporting. Management has identified and included within their assessment the following internal control deficiencies that are considered material weaknesses in the design and operating effectiveness of internal controls over financial reporting:

•
Vacancies in accounting staff for a financial reporting manager, controller, manager of accounting and director of financial planning and analysis during the year end close process were partially remedied by the reliance upon independent financial accounting and reporting consultants for the review of critical accounting areas and disclosures and material non-standard transactions.

•
Management concluded that derivatives entered into during 2004 and 2005 lacked sufficient documentation to be accounted for as cash flow hedges. Furthermore these hedges were not properly fair valued during these periods due to the failure to use the appropriate market index.

•
Controls in place relating to the capital expenditures accrual, evaluation of unproved property, and evaluation of the asset retirement obligation were not properly designed and/or operating effectively to provide reasonable assurance that amounts would be properly recorded and disclosed in the consolidated financial statements.

These material weaknesses manifested themselves through several accounting adjustments certain of which impacted the consolidated financial statements and disclosures for the years ended December 31, 2004 and 2005 as well as each quarterly period during 2004 and the first three quarterly periods of 2005 resulting in restatements to the financial statements previously filed with the Securities and Exchange Commission. Turnover in key accounting positions during the fourth quarter and during the year-end 2005 financial close process was a notable contributing factor in the failure of certain key control activities to operate effectively.  Furthermore, due to reasons described above, the Company was not able to file its Annual Report on Form 10-K for the year ended December 31, 2005 with the Securities and Exchange Commission in the time required.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2005, of the Company and this report does not affect our report dated April 10, 2006 on such financial statements.

In our opinion, management’s assessment that Carrizo Oil & Gas, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005 is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by COSO. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, Carrizo Oil & Gas, Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by COSO.

We do not express an opinion or any other form of assurance on management’s statement referring to the effectiveness of the processes instituted to remediate the material weaknesses.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the years ended December 31, 2004 and 2005 and our report dated April 10, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
April 10, 2006

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carrizo Oil & Gas, Inc. at December 31, 2004 (Restated) and 2005 and the consolidated results of its operations and its cash flows for the years ended December 31, 2004 (Restated) and 2005, in conformity with U.S. generally accepted accounting principles.

As referred to in Note 3, management of the Company determined that the derivatives entered into during 2004 and 2005 lacked sufficient documentation to be accounted for as cash flow hedges. As a result the Company has restated its consolidated financial statements as of and for the year ended December 31, 2004.

PANNELL KERR FORSTER OF TEXAS, P.C.

Houston, Texas
April 10, 2006

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

Ernst & Young LLP

Houston, Texas
March 25, 2004

Financial Index

CARRIZO OIL & GAS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
ASSETS	2004	2005
	(Restated)

CURRENT ASSETS:
Cash and cash equivalents	$5,668	$28,725
Accounts receivable, trade (net of allowance for doubtful accounts of $325 and $253
at December 31, 2004 and 2005, respectively)	12,738	24,898
Advances to operators	1,614	3,049
Other current assets	1,924	3,512
Total current assets	21,944	60,184

PROPERTY AND EQUIPMENT, net-full-cost method of accounting for oil and natural gas properties (including unevaluated costs of properties of $45,067 and $71,581 at
December 31, 2004 and 2005, respectively)	205,482	314,074
INVESTMENT IN PINNACLE GAS RESOURCES, INC.	5,229	2,687
DEFERRED FINANCING COSTS	1,633	5,858
OTHER ASSETS	57	298
	$234,345	$383,101

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable, trade	$21,359	$17,571
Accrued liabilities	7,624	23,321
Advances for joint operations	1,808	5,887
Current maturities of long-term debt	90	1,535
Fair value of derivative financial instruments	-	1,563
Total current liabilities	30,881	49,877

LONG-TERM DEBT, NET OF CURRENT MATURITIES	62,884	147,759
ASSET RETIREMENT OBLIGATION	1,407	3,235
FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS	-	2,295
DEFERRED INCOME TAXES	18,113	24,550

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Warrants (334,210 and none outstanding at December 31,2004 and 2005, respectively)	80	-
Common stock, par value $.01 (40,000,000 shares authorized with 22,161,457 and
24,251,430 issued and outstanding at December 31, 2004 and 2005, respectively)	221	243
Additional paid in capital	99,766	124,586
Retained earnings	20,993	31,627
Unearned compensation - restricted stock	-	(1,071)
Total shareholders' equity	121,060	155,385
	$234,345	$383,101

The accompanying notes are an integral part of these consolidated financial statements.

Financial Index

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except for per share amounts)

	For the Year Ended December 31,
	2003	2004	2005
	(Restated)

OIL AND NATURAL GAS REVENUES	$38,508	$52,397	$78,155

COSTS AND EXPENSES:
Oil and natural gas operating expenses (exclusive of
depletion, depreciation and amortization, shown separately below)	6,724	8,392	10,437
Depreciation, depletion and amortization	11,868	15,464	21,374
General and administrative	5,639	7,191	8,789
Accretion expenses related to asset retirement obligation	41	23	70
Stock option compensation	313	1,064	2,454
Total costs and expenses	24,585	32,134	43,124

OPERATING INCOME	13,923	20,263	35,031

OTHER INCOME AND EXPENSES:
Mark-to-market loss on derivatives, net	-	(625)	(5,882)
Loss on extinguishment of debt	-	-	(3,721)
Equity in loss of Pinnacle Gas Resources, Inc.	(830)	(1,399)	(2,542)
Other income and expenses	29	506	(457)
Interest income	58	75	904
Interest expense	(617)	(2,553)	(11,044)
Interest expense, related parties	(2,379)	(1,082)	-
Capitalized interest	2,919	2,938	5,845

INCOME BEFORE INCOME TAXES	13,103	18,123	18,134
INCOME TAX EXPENSE (Note 6)	5,063	7,009	7,500

INCOME BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE	8,040	11,114	10,634
DIVIDENDS AND ACCRETION ON PREFERRED STOCK	741	350	-
INCOME AVAILABLE TO COMMON SHAREHOLDERS
BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE	7,299	10,764	10,634
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
NET OF INCOME TAXES	(128)	-	-
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$7,171	$10,764	$10,634

BASIC EARNINGS PER COMMON SHARE BEFORE CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.51	$0.54	$0.45
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE, NET OF INCOME TAXES	(0.01)	-	-
BASIC EARNINGS PER COMMON SHARE	$0.50	$0.54	$0.45

DILUTED EARNINGS PER COMMON SHARE BEFORE CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.44	$0.49	$0.44
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE, NET OF INCOME TAXES	(0.01)	-	-
DILUTED EARNINGS PER COMMON SHARE	$0.43	$0.49	$0.44

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	14,311,820	19,958,452	23,491,976
DILUTED	16,744,296	21,818,065	24,361,453

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

Financial Index

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(dollars in thousands)

				Accumulated
	Additional			Other
	Paid in	Comprehensive	Retained	Comprehensive	Unearned	Shareholders'
	Capital	Income	Earnings	Income (loss)	Compensation	Equity

BALANCE, January 1, 2003	$63,224		$3,058	$(388)	$	$66,816

Net income	-	$7,912	7,912	-	-	7,912
Net change in fair value of
derivative financial instruments	-	202	-	202	-	202

Comprehensive income		$8,114

Common stock issued, net of offering cost	1,879		-	-	-	1,883
Dividends and accretion of
discount on preferred stock	-		(741)	-	-	(741)

BALANCE, December 31, 2003	65,103		10,229	(186)	-	76,072

Net income (restated)	-	$11,114	11,114	-	-	11,114
Net change in fair value of
derivative financial instruments (restated)	-	186	-	186	-	186

Comprehensive income (restated)		$11,300

Warrants converted	657		-	-	-	-
Warrants exercised for cash	224		-	-	-	202
Common stock issued, secondary
offering, net of offering costs	23,262		-	-	-	23,299
Stock options exercised for cash	1,650		-	-	-	1,654
Preferred stock conversion	7,452		-	-	-	7,465
Tax benefit of stock options exercised	1,045		-	-	-	1,045
Stock option compensation	373		-	-	-	373
Dividends and accretion of
discount on preferred stock	-		(350)	-	-	(350)

BALANCE, December 31, 2004 (restated)	99,766		20,993	-	-	121,060
Net income			10,634	-	-	10,634
Warrants converted	997		-	-	-	925
Warrants exercised for cash	79		-	-	-	75
Common stock issued, net of offering cost	17,001		-	-	-	17,013
Common stock issued for property	1,953		-	-	-	1,954
Stock options exercised for cash	1,375		-	-	-	1,379
Tax benefit of stock options exercised	1,486		-	-	-	1,486
Stock option compensation	530		-	-	-	530
Restricted stock awards, net of forfeitures	1,399		-	-	(1,412)	(12)
Amortization of unearned compensation
restricted stock	-		-	-	341	341

BALANCE, December 31, 2005	$124,586		$31,627	$-	$(1,071)	$155,385

Financial Index

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	For the Year Ended December 31,
	2003	2004	2005
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income before cumulative effect of change in accounting principle	$8,040	$11,114	$10,634
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation, depletion and amortization	11,868	15,464	21,374
Fair value loss (gain) of derivative financial instruments	-	(400)	3,610
Provision for allowance for doubtful accounts	-	325	(72)
Accretion of discounts on asset retirement obligations and debt	161	177	358
Loss on extinguishment of debt	-	-	3,365
Ineffective derivative instruments	119	-	-
Stock based compensation	313	1,064	2,453
Equity in loss of Pinnacle Gas Resources, Inc.	830	1,399	2,542
Deferred income taxes	4,883	6,818	7,236
Other	-	296	869
Changes in assets and liabilities -
Accounts receivable	(762)	(4,094)	(12,087)
Other assets	335	(1,470)	(954)
Accounts payable	7,803	(689)	(1,890)
Accrued liabilities	41	2,497	1,401
Net cash provided by operating activities	33,631	32,501	38,839
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(31,930)	(83,891)	(135,156)
Change in capital expenditure accrual	1,755	4,955	12,274
Proceeds from the sale of oil and natural gas properties	-	-	9,037
Advances to operators	(1,377)	263	(1,435)
Advances for joint operations	1,879	(1,621)	4,078
Other	-	-	(215)
Net cash used in investing activities	(29,673)	(80,294)	(111,417)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from the sale of common stock:
Secondary offering, net of offering costs	-	23,299	-
Private placement, net of offering costs			17,013
Warrants exercised			1,000
Stock option exercises and other	691	1,856	1,379
Net proceeds from debt issuance	-	16,200	153,600
Advances under borrowing base facility	-	24,000	30,024
Debt repayments	(5,951)	(13,737)	(101,021)
Deferred loan costs	-	(1,479)	(6,360)
Loss on ineffective derivatives	(119)	-	-
Net cash provided by (used in) financing activities	(5,379)	50,139	95,635

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,421)	2,346	23,057
CASH AND CASH EQUIVALENTS, beginning of year	4,743	3,322	5,668
CASH AND CASH EQUIVALENTS, end of year	$3,322	$5,668	$28,725

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest (net of amounts capitalized)	$77	$697	$4,253
Cash paid for income taxes	$-	$-	$-

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

Financial Index

	For the Year Ended December 31,
	2003	2004	2005
	(In thousands except per share amounts)

Income available to common shareholders
before cumulative effect of change in accounting principle, as reported	$7,299	$10,764	$10,634

Add: Stock-based employee compensation
expense (benefit) recognized, net of tax	-	691	1,595

Less: Total stock-based employee compensation expense determined under fair value method for all awards, net of tax	(662)	(578)	(555)

Pro forma income available to common shareholders before cumulative effect of change in accounting principle	$6,637	$10,877	$11,674

Income available to common shareholders before cumulative effect of change in accounting principle per common share, as reported:
Basic	$0.51	$0.54	$0.45
Diluted	0.44	0.49	0.44

Pro Forma income available to common shareholders before cumulative effect of change in accounting principle per common share, as if the fair value method had been applied to all awards:
Basic	$0.46	$0.54	$0.50
Diluted	0.40	0.50	0.48

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

Upon entering into a derivative contract, the Company must either designate the derivative instrument as a hedge of the variability of cash flow to be received (cash flow hedge) or the derivative must be accounted for as a non-designated derivative. The Company documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designated cash flow hedges to forecasted transactions. The Company also assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged transactions. The cash flow hedges are marked-to-market each reporting period and are recorded as either an asset or as a liability on the balance sheet with the corresponding amount recorded as other comprehensive income, net of tax, within equity. Changes in the fair value of a cash flow hedge are recorded in other comprehensive income to the extent that the derivative is effective in offsetting changes in the fair value of the hedged item. Any ineffectiveness in the relationship between the cash flow hedge and the hedged item is recognized currently in income. Gains and losses accumulated in other comprehensive income associated with the cash flow hedge are recognized in earnings as oil and natural gas revenues when the forecasted transaction occurs. However, in connection with the preparation of the Company's financial statements for the year ended December 31, 2005, the Company determined that it had not timely designated its derivative instruments as cash flow hedges and lacked certain documentation for the derivatives entered into during the periods of 2004 and 2005 to qualify for cash flow hedge accounting treatment. Alternatively, the Company must account for its non-designated derivative activities by marking the instruments to market and record the unrealized gains and/or loss to earnings. As a result, the Company is restating in this Form 10-K/A the consolidated financial statements for 2004 and the quarterly financial data for all periods in 2004 and the first three quarters in 2005. See Note 3 of the notes to the consolidated financial statements for further discussion of this financial restatement.

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

During the third quarter of 2005, we entered into interest rate swap agreements with respect to amounts outstanding under the Second Lien Credit Facility. These arrangements are designed to manage our exposure to interest rate fluctuations during the period beginning January 1, 2006 through June 30, 2007 by effectively exchanging existing obligations to pay interest based on floating rates for obligations to pay interest based on fixed LIBO rates. These derivatives will be marked-to-market at the end of each period and the realized and unrealized gain or loss will be recorded as market to market gains and losses on derivatives, net within other income (expense) on the Company’s Statement of Operations.

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

Earnings Per Share

Supplemental earnings per share information is provided below:

	For the Year Ended December 31,
	(In thousands except share and per share amounts)
	Income			Shares			Per-Share Amount
	2003	2004	2005	2003	2004	2005	2003	2004	2005
Basic Earnings per Common Share
Income available to common shareholders before cumulative effect of change in acounting principle	$7,299	$10,764	$10,634	14,311,820	19,958,452	23,491,976	$0.51	$0.54	$0.45
Dilutive effect of Stock Options, Restricted Stock, Warrants and Preferred Stock conversions	-	-	-	2,432,476	1,859,613	869,477
Diluted Earnings per Share
Income available to common shareholders plus assumed conversions before cumulative effect of change in accounting principle	$7,299	$10,764	$10,634	16,744,296	21,818,065	24,361,453	$0.44	$0.49	$0.44

Basic Earnings per Common Share
Cumulative effect of change in accounting principle, net of income taxes	$(128)	$-	$-	14,311,820	19,958,452	23,491,976	$(0.01)	$0.00	$0.00
Dilutive effect of Stock Options, Restricted Stock, Warrants and Preferred Stock conversions	-	-	-	2,432,476	1,859,613	869,477
Diluted Earnings per Share
Cumulative effect of change in accounting principle net of income taxes plus assumed conversions	$(128)	$-	$-	16,744,296	21,818,065	24,361,453	$(0.01)	$0.00	$0.00

Financial Index

	For the Year Ended December 31,
	(In thousands except share and per share amounts)
	Income			Shares			Per-Share Amount
	2003	2004	2005	2003	2004	2005	2003	2004	2005
Basic Earnings per Common Share
Net income available to common shareholders	$7,171	$10,764	$10,634	14,311,820	19,958,452	23,491,976	$0.50	$0.54	$0.45
Dilutive effect of Stock Options, Restricted Stock, Warrants and Preferred Stock conversions	-	-	-	2,432,476	1,859,613	869,477
Diluted Earnings per Share
Net income available to common
shareholders plus assumed conversions	$7,171	$10,764	$10,634	16,744,296	21,818,065	24,361,453	$0.43	$0.49	$0.44

Basic earnings per common share is based on the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per common share is based on the weighted average number of common shares and all dilutive potential common shares outstanding during the periods. The Company had outstanding 117,000, 30,000 and 2,500 stock options at December 31, 2003, 2004 and 2005, respectively, that were antidilutive. The Company had 1,262,930 convertible preferred shares at December 31, 2003, that were antidilutive and were not included in the calculation.

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

3.    FINANCIAL RESTATEMENT

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2005, we reviewed our accounting policy used to account for our derivatives on interest rate swaps on the Second Lien Credit Facility and for oil and natural gas prices on our proved producing properties (“Derivatives”) and determined that these the derivatives entered into in 2004 and 2005 had not been timely designated and lacked sufficient documentation to be accounted for as cash flow hedges and should have been accounted for as non-designated derivatives instead of cash flow hedges in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, as a result of the changes in accounting for our derivatives for interest rate swaps and the oil and natural gas hedges we have restated our consolidated financial statements for the year ended December 31, 2004, as presented in this Form 10-K/A. All such derivatives in this restatement, including oil and gas derivatives and interest rate swaps, are now classified as non-designated derivatives and are marked-to-market, with realized and unrealized gains and losses being reflected as “mark-to-market gains (losses) on derivatives, net” within the other income and expense section of the Statement of Operations.  In addition to the financial statements for the year ended December 31, 2004, these changes in accounting affect the four quarterly periods of 2004 and the three quarterly periods ended September 30, 2005. These restatements are also presented in the table below.

Under cash flow hedge accounting, the after-tax change in the fair value of the open derivative positions (“fair value change”) is reported as Other Comprehensive Income in the equity section of the balance sheet. Alternatively, if the derivative does not qualify as a cash flow hedge, mark-to-market accounting requires that the fair value change be reported in earnings. For our cash flow commodity hedges, we had accounted for the realized gains and losses on these hedging activities in earnings within oil and natural gas revenues when the forecasted transaction occurred. Our derivative instruments had previously been accounted for as cash flow hedges.

In the process of restating our financials to account for our derivatives on a mark-to-market basis, we discovered certain computational errors in the fair value of the Company’s derivatives that was previously reported in Other Comprehensive Income in 2004 and 2005. These errors resulted from the information we had relied upon to establish oil and gas prices in connection with determining the fair value of the derivatives. For all the periods covered by our consolidated financial statements, we used a third-party website source to obtain oil and gas market prices and to calculate the fair value of the derivatives. However, we determined in the course of our evaluation that the information from the third party provider was not entirely reliable and that Houston Ship Channel market prices should have been used in the fair value computation in place of New York Mercantile (“NYMEX”) index prices. Nevertheless, in marking these derivatives to market, the gains and losses reflected in the other income and expense have been based upon corrected fair valuations and were not based upon the information from the third party provider.

Additionally, during the audit of Pinnacle Gas Resources, Inc., an error was discovered that affects amounts that had previously been reported on the Company’s quarterly reports on Form 10-Q for the quarterly periods ended March 31, 2005, June 30, 2005 and September 30, 2005. The error arose as a result of the incorrect accounting for certain natural gas derivatives which had historically been accounted for using the cash flow method. Pinnacle’s management have determined that these derivatives are not eligible for cash flow hedge accounting. Accordingly, Pinnacle restated its 2005 quarters using the non-designated derivatives accounting method. The relative change in the fair value of these derivatives due to changing commodity price is reflected as a gain or loss in Pinnacle’s earnings each quarter. Because the Company's interest in Pinnacle is accounted for using the equity method, the Company determined that the effect of Pinnacle’s restatement of its financial statements required the Company to, in turn, restate its own financial statements.

A comparison of the previously reported and restated amounts from the Company's financial statements is comprised as follows:

	Year Ended December 31, 2004
	As	As
	Reported	Restated
Statement of Operations:
Oil and natural gas revenues	$51,374	$52,397
Operating income	19,240	20,263
Mark-to-market loss of derivatives, net	-	(625)
Income before income taxes	17,725	18,123
Income tax expense	6,871	7,009
Net income	10,854	11,114
Net income available to common shareholders	10,504	10,764
Earnings per common share:
Basic earnings per common share	$0.53	$0.54
Diluted earnings per common share	$0.48	$0.49

	Year Ended December 31, 2004
	As	As
	Reported	Restated
Cash Flow Statement:
Net income	$10,854	$11,114
Fair value (gain) of derivative financial instruments	-	(400)
Deferred income taxes	6,678	6,818
Net cash provided by operating activities	32,501	32,501

Financial Index

	Year Ended December 31, 2004
	As	As
	Reported	Restated
Statement of Shareholders' Equity:
Net income	$10.854	$11,114
Accumulated other comprehensive income	59	-
Comprehensive income	11,099	11,300

	December 31, 2004
	As	As
	Reported	Restated
Balance Sheet:
Other current assets	$1,614	$1,924
Total current assets	21,634	21,944
Total Assets	234,035	234,345
Accrued liabilities	7,516	7,624
Total current liabilities	30,772	30,881
Deferred Income Taxes	18,113	18,113
Retained earnings	20,733	20,993
Accumulated other comprehensive income	59	-
Total Liabilities and Shareholders' Equity	234,035	234,345

Quarterly Financial Statements (Restated) (Unaudited)

	March 31, 2005		June 30, 2005		September 30, 2005
	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated
Balance Sheet:
Other current assets	$1,230	$1,681	$1,186	$877	$6,376	$7,683
Total Current Assets	19,937	20,388	20,878	20,569	77,094	78,401
Investment in Pinnacle Gas Resources, Inc.	5,007	4,162	4,652	3,962	4,241	2,056
Total Assets	238,397	238,003	271,069	270,070	365,700	364,822
Fair Value of Derivative Financial Instruments	323	1,537	1,275	318	6,033	8,870
Total Current Liabilities	25,166	26,456	34,640	33,759	47,513	51,249
Fair Value of Financial Derivatives, net - Long-Term	-	-	-	-	1,670	2,493
Deferred Income Taxes	18,719	18,745	20,726	20,752	20,514	20,540
Retained earnings	23,319	21,474	26,912	26,010	27,490	18,093
Accumulated other comprehensive loss	(210)	-	(833)	-	(4,832)	-
Total Liabilities and Stockholders' Equity	238,397	238,003	271,069	270,070	365,700	364,822

	Quarters Ended
	March 31, 2005		June 30, 2005		September 30, 2005
	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated
Statement of Operations:
Oil and Natural Gas Revenues	$15,458	$15,249	$16,321	$16,351	$17,574	$18,442
Operating Income	4,951	4,742	6,935	6,965	6,777	7,645
Other Income and Expenses:
Equity in loss of Pinnacle Gas Resources, Inc.	(222)	(1,068)	(355)	(200)	(411)	(1,906)
Mark-to-market gain (loss) of derivatives, net	-	(1,727)	-	1,183	-	(11,638)
Income Before Income Taxes	4,173	1,391	5,847	7,215	1,213	(11,052)
Income Tax Expense (Benefit)	1,587	909	2,254	2,679	634	(3,135)
Net Income (Loss)	2,586	482	3,593	4,536	579	(7,917)
Net Income (Loss) Available to Common Shareholders	2,586	482	3,593	4,536	579	(7,917)
Earnings per common share:
Basic earnings (Loss) per common share	$0.11	$0.02	$0.15	$0.20	$0.02	$(0.33)
Diluted earnings (Loss) per common share	$0.11	$0.02	$0.15	$0.19	$0.02	$(0.33)

	Quarters Ended
	March 31, 2005		June 30, 2005		September 30, 2005
	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated
Cash Flow Statement:
Net income (Loss)	$2,586	$481	$3,593	$4,536	$579	$(7,917)
Fair value of derivative loss (gain) financial instruments	-	1,936	-	(1,213)	-	10,770
Equity in loss of Pinnacle Gas Resources, Inc	222	1,068	355	200	411	1,906
Deferred income taxes (benefit)	1,539	862	2,170	2,595	569	(3,200)
Net cash provided by operating activities	7,379	7,379	6,952	6,952	4,488	4,488

Financial Index

	Quarters Ended
	March 31, 2004		June 30, 2004		September 30, 2004		December 31, 2004
	As	As	As	As	As	As	As	As
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated
Statement of Operations:
Oil and Natural Gas Revenues	$10,873	$10,861	$11,959	$11,935	$12,274	$13,041	$16,268	$16,560
Operating Income	3,801	3,789	3,907	3,883	5,274	6,041	6,258	6,550
Mark-to-market gain (loss) of derivatives, net	-	(972)	-	460	-	(1,296)	-	1,183
Income Before Income Taxes	3,536	2,552	3,526	3,962	5,469	4,940	5,194	6,669
Income tax expense	1,353	1,008	1,388	1,539	2,079	1,893	2,051	2,569
Net Income	2,183	1,544	2,138	2,423	3,390	3,047	3,143	4,100
Net Income Available to Common Shareholders	1,985	1,346	1,986	2,271	3,390	3,047	3,143	4,100
Earnings per common share:
Basic earnings per common share	$0.12	$0.08	$0.10	$0.12	$0.15	$0.14	$0.16	$0.19
Diluted earnings per common share	$0.10	$0.07	$0.09	$0.10	$0.15	$0.13	$0.14	$0.18

In conjunction with the Restatement of the Quarterly information above, the respective Form 10-Qs as previously filed for the Quarterly periods ended March 31, 2005, June 30, 2005, and September 30, 2005 should no longer be relied upon.

Financial Index

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

In 2005, the CSFB Parties contributed $15.0 million to Pinnacle to finance an acquisition of additional undeveloped acreage. CCBM and U.S. Energy elected not to participate in the equity contribution. In November 2005, the CSFB Parties and a former Pinnacle employee received 30,000 and 2,000 shares of Pinnacle common stock, respectively, after exercising certain warrants and options. Accordingly, CCBM’s interest in Pinnacle is 32.3% (15.8% on a fully diluted basis).

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

6.    INCOME TAXES

All of the Company’s income is derived from domestic activities. Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35% to pretax income as follows:

	For the Year Ended December 31,
	2003	2004	2005
	(Restated)
	(In thousands)
Provision at the statutory tax rate	$4,586	$6,343	$6,347
Preferred dividend on Pinnacle	108	405	626
Increase in valuation allowance for equity in loss of Pinnacle	189	70	264
State taxes	180	191	263

Income tax expense	$5,063	$7,009	$7,500

Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. At December 31, 2004 and 2005, the tax effects of these temporary differences resulted principally from the following:

Financial Index

	December 31,
	2004	2005
	(Restated)
	(In thousands)
Deferred income tax assets:
Net operating loss carryforward	$2,519	$8,464
Fair value of derivative instruments	-	1,350
Equity in the loss of Pinnacle	274	538
Valuation allowance	(274)	(538)

	2,519	9,814

Deferred income tax liabilities:
Oil and gas acquisition, exploration
and development costs deducted for
tax purposes in excess of financial
statement DD&A	14,935	25,848
Capitalized interest	5,697	7,742
Fair value of derivative instruments	140	227
	20,772	33,817

Net deferred income tax liability	$18,253	$24,003

The net deferred income tax liability is classified as follows:

	As of December 31,
	2004	2005
	(Restated)
	(In thousands)
Other current assets	$-	$(547)
Accrued liabilities	140	-
Deferred income tax liability	18,113	24,550

Deferred income tax liability, net	$18,253	$24,003

Realization of deferred tax assets are dependent on the Company’s ability to generate taxable earnings in the future. The Company believes it will generate taxable income in the NOL carryforward period. As such management believes that it is more likely than not that its deferred tax assets other than the deferred tax asset attributable to Pinnacle will be fully realized. A full valuation allowance has been established for the equity in loss of Pinnacle’s tax asset as the realization of the deferred tax asset is dependent on generating sufficient taxable income in Pinnacle in future periods. It is more unlikely than not that Pinnacle will not realize the tax benefit. The Company has net operating loss carryforwards totaling approximately $15.7 million, which begin expiring in 2012 through 2022.

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

Estimated maturities of long-term debt are $1.5 million in each of the years 2006 through 2009 and the remainder of $143.2 million in 2010.

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

At December 31, 2005, the Company had outstanding related-party payable balances of $0.1 million. At December 31, 2004, the Company had outstanding related party accounts receivable and payable balances of $0.3 million and $0.7 million, respectively.

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

As of December 31, 2004 and 2005, the unrealized gain (loss) on oil and gas derivative instruments related to the mark-to-market valuation, was a $0.4 million benefit and a ($3.6) million charge, respectively, which are presented as mark-to-market gain (loss) on derivatives, net in the other income and expense section of our Statement of Operations.

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

14.  SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED) (RESTATED)

2005	Restated First	Restated Second	Restated Third	Fourth
	(In thousands except per share amounts)
Revenues	$15,249	$16,351	$18,442	$28,113
Costs and expenses, net	14,767	11,815	26,359	14,580
Net income (Loss)	$482	$4,536	$(7,917)	$13,533
Basic net income (Loss) per share	$0.02	$0.20	$(0.33)	$0.56
Diluted net income (Loss) per share	$0.02	$0.19	$(0.33)	$0.54

2004	Restated First	Restated Second	Restated Third	Restated Fourth
	(In thousands except per share amounts)
Revenues	$10,861	$11,935	$13,041	$16,560
Costs and expenses, net	9,317	9,512	9,994	12,460
Net income (Loss)	1,544	2,423	3,047	4,100
Dividends and Accretion	198	152	-	-
Net Income Available to Common Shareholders	$1,346	$2,271	$3,047	$4,100
Basic net income per share	$0.08	$0.12	$0.14	$0.19
Diluted net income per share	$0.07	$0.10	$0.13	$0.18

Due to the restatements, as described in Note 3 of Notes to the Consolidated Financial Statements, the Company's previously filed quarterly financial statements on Form 10-Q for the periods ended March 31, 2004, June 30, 2004, September 30, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 should no longer be relied upon.

Financial Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARRIZO OIL & GAS, INC. By: /s/ PAUL F. BOLING Paul F. Boling Chief Financial Officer, Vice President, Secretary and Treasurer

Date: April 11, 2006.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ S. P. JOHNSON IV	President, Chief Executive	April 11, 2006
S. P. Johnson IV	Officer and Director (Principal
Executive Officer)

/s/ PAUL F. BOLING	Chief Financial Officer, Vice	April 11, 2006
Paul F. Boling	President, Secretary and Treasurer (Principal Financial
Officer and Principal
Accounting Officer)

/s/ STEVEN A. WEBSTER	Chairman of the Board	April 11, 2006
Steven A. Webster

/s/ THOMAS L. CARTER, JR.	Director	April 11, 2006
Thomas L. Carter, Jr.

/s/ PAUL B. LOYD, JR.	Director	April 11, 2006
Paul B. Loyd, Jr.

/s/ F. GARDNER PARKER	Director	April 11, 2006
F. Gardner Parker

/s/ ROGER A. RAMSEY	Director	April 11, 2006
Roger A. Ramsey

/s/ FRANK A. WOJTEK	Director	April 11, 2006
Frank A. Wojtek