Form 10-K/A
period 2004-12-31
CARRIZO OIL & GAS INC
filed 2006-06-12
CIK 1040593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2 to Form 10-K filed March 31, 2005

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

YES [X] NO [ ]

At June 30, 2004, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $159.4 million based on the closing price of such stock on such date of $10.21.

At January 31, 2005, the number of shares outstanding of the registrant’s Common Stock was 22,456,007.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the Registrant’s 2005 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2004.

EXPLANATORY NOTE

We hereby amend the following items of the Form 10-K of Carrizo Oil & Gas, Inc. (“Carrizo,” the “Company” or “We”) for the year ended December 31, 2004 (the “Form 10-K”), which was originally filed on March 31, 2005: (1) Part I - Item 1 “Business;” (2) Part I - Item 2 “Properties;” (3) Part II - Item 6 “Selected Financial Data;” (4) Part II - Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations;” (5) Part II - Item 8 “Financial Statements and Supplementary Data;” (6) Part II - Item 9A “Controls and Procedures;” and Part IV - Item 15 “Exhibit and Financial Statement Schedules.” No other sections were affected.

This Amendment No. 2 does not modify or update the disclosures in the Form 10-K in any way other than as required to reflect the amendments as described above and set forth below.

Index

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

We believe that our utilization of large-scale 3-D seismic surveys and related technology allows us to create and maintain a multiyear inventory of high-quality exploration prospects in the Gulf Coast area. As of December 31, 2004, we had 159,496 gross acres in Texas and Louisiana under lease or lease option (all references to acres under lease in this Form 10-K/A also include lease option acres unless otherwise indicated), including 109,129 net acres in our onshore Gulf Coast area, predominantly all covered by 3-D seismic data, and 44,835 gross acres in our Barnett Shale area. On this leased acreage, we have identified: (1) over 155 potential exploratory drilling locations in our onshore Gulf Coast area, including over 78 additional extension opportunities, depending on the success of our initial drilling activities on those locations and (2) over 200 potential exploratory and development horizontal drilling locations in the Barnett Shale area. The vast majority of our 3-D seismic data covers productive geological trends in our onshore Gulf Coast area, where we have made 223 completions as a result of our utilization and evaluation of this data.

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

Index

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

Historically, the business operations and development program of Pinnacle has not required us to provide any further capital infusion. In March 2005, Pinnacle acquired additional undeveloped acreage with an undisclosed company which would also significantly increase Pinnacle’s development program budget in 2005. Accordingly, CCBM and the other Pinnacle shareholders have the option to participate in the equity contribution into Pinnacle needed to finance the acquisition and the related development program in 2005. Should we elect to maintain our proportionate ownership interest in Pinnacle, we estimate that we would be required to contribute $2.5 million. If CCBM opts not to contribute any or all of its share of the equity contribution, its fully diluted ownership in Pinnacle would be reduced. CCBM plans to contribute $2.5 million in April 2005, its share of the equity capital needed to close the acquisition and fund part of the additional development program. There can be no assurance regarding CCBM’s level of participation in future equity contributions needed, if any. On March 29, 2005, we elected to participate and contribute $2.5 million to Pinnacle in exchange for warrants and preferred stock.

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

Index

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

•
Aggressively Evaluate 3-D Seismic Data and Acquire Acreage to Maintain a Large Drillsite Inventory. We have accumulated and continue to add to a multiyear inventory of 3-D seismic and geologic data along the prolific producing trend of the onshore Gulf Coast area and industry-proven trend of the Barnett Shale area. In 2004, we added approximately 463 square miles of newly released 3-D and seismic data. We believe our utilization of large-scale 3-D seismic surveys and related technology provides us with the opportunity to maximize our exploration success in both the onshore Gulf Coast and Barnett Shale areas. As of December 31, 2004, we had accumulated licenses for approximately 9,200 square miles of 3-D seismic data and identified over 355 drilling locations and extension opportunities (comprised of 155 locations in the onshore Gulf Coast area, and approximately 200 locations in the Barnett Shale area) including 277 locations currently under lease or in the process of being leased (comprised of 77 locations in the onshore Gulf Coast area and 200 locations in the Barnett Shale area). We believe our use of 3-D seismic surveys reduces, but does not eliminate, the risk of drilling.

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

Index

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

Index

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

3-D PROJECT SUMMARY CHART

AS OF DECEMBER 31, 2004

			3-D	NET
	PRODUCTIVE		SEISMIC	OPTIONS/	DRILLING CAPITAL
	WELLS		DATA	LEASED	EXPENDITURES
	GROSS	NET	(SQ. MILES)	ACRES	2004	2005 PLAN
Onshore Gulf Coast:
Wilcox	28	8.2	2,066	17,966	$9.2	$4.9
Frio/Vicksburg	91	27.5	2,166	7,750	8.7	6.3
Southeast Texas	11	4.4	881	17,275	7.0	4.8
South Louisiana	10	3.0	1,887	4,752	8.9	17.4
Barnett Shale	38	13.8	123	30,717	15.1	35.0
East Texas	45	43.9	503	1,449	1.7	1.6
Rocky Mountain	--	--	473	16,709	0.6	--
North Sea	--	--	153	209,613	--	--
Other Areas	--	--	1,005	7,151	--	--
Total	223	100.8	9,257	313,382	$51.2	$70.0
_________________
(1) We expect to seek additional financing to partially fund our exploration and development program in 2005. Accordingly, our 2005 capital spending program could decrease significantly if we do not obtain such financing. --See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources.”

Index

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

Index

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

Liberty

We have identified and leased prospects ranging from the Frio to the Cook Mountain formations within the 500 square miles of 3-D seismic data in the Liberty Project Area which now covers significant areas of Liberty and Hardin Counties, Texas. Since January 1, 2001, we have been successful on nine of 12 wells drilled. In late 2002, we completed a significant well in the area, which produced an average of 9,787 Mcfe per day during the first 90 full days of production when it was placed on line in the spring of 2003. We operate this well and own a 40% working interest. In 2003, we had another significant drilling success in this area with a well producing an average of 13,030 Mcfe per day during the first 90 full days of production when placed on line in mid-June 2003. We operate this well and own a 46.3% working interest. Average daily net production from our Liberty Project area was 3.3 Mmcfe, 4.5 Mmcfe and 0.5 Mmcfe during the calendar years 2004, 2003 and 2002, respectively.

As of March 1, 2005, we had identified 20 exploratory drilling locations and an additional two potential extension locations in the Liberty Project Area. We have since generated an additional eight exploratory drilling locations from our 2005 seismic survey project, and we expect additional exploratory drilling locations will be generated from our 2005 seismic survey project during the second half of 2005. As a result, our 2005 drilling budget provides for drilling of five of these exploratory locations. Accordingly, we expect to continue significant drilling activity in the Liberty Project area in 2006.

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

From January 1, 2001 to December 31, 2004, we drilled and completed nine wells (2.5 net) on 14 attempts in this area. In 2004, we incurred capital expenditures of $8.9 million and drilled four wells (1.7 net) in the South Louisiana area, successfully completing three of the four wells. The aggregate initial and current (as of October 31, 2004) from these three successful wells drilled in 2004 were 11,350 Mcfe/d (4,459 Mcfe/d net) and 8,220 Mcfe/d (4,111 Mcfe/d net), respectively. We expect to devote approximately $17.8 million to drill ten wells (6.0 net) in this area in 2005.

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

Index

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

Camp Hill Project. From January 1, 2001 to December 31, 2004, we drilled and completed nine wells (2.5 net) on 14 attempts in this area. WeIn 2004, we incurred capital expenditures of $8.9 million and drilled four wells (1.7 net) in the South Louisiana area in 2004 and, successfully completing three of the four wells. The aggregate initial and current (as of October 31, 2004) from these three successful wells drilled in 2004 were 11,350 Mcfe/d (4,459 Mcfe/d net) and 8,220 Mcfe/d (4,111 Mcfe/d net), respectively. We expect to devote approximately $17.8 million to drill ten wells (6.0 net) in this area in 2005. We own interests in approximately 600 gross acres in the Camp Hill field in Anderson County, Texas. We currently operate all of these leases. During the year ended December 31, 2004, the project produced an average of 56 Bbls/d of 19 API gravity oil. The wells produce from a depth of 500 feet and utilize a tertiary steam drive as an enhanced oil recovery process. Although efficient at maximizing oil recovery, the steam drive process is relatively expensive to operate because natural gas or produced crude is burned to create the steam injectant. Lifting costs during the year ended December 31, 2004 averaged $19.87 per barrel ($3.31 per Mcfe). We have in the past used, and plan in the future to use, a tertiary steam drive. In response to high fuel gas prices, steam injection was suspended in mid-2000. The oil produced, although viscous, commands a higher price (an average premium of $1.00 per Bbl during the year ended December 31, 2004) than West Texas intermediate crude due to its suitability as a lube oil feedstock. As of December 31, 2004, we had 8.6 MMBbls of proved oil reserves in this project, with 969 MBbls of oil reserves currently developed. We have from time to time chosen to delay development of our proved undeveloped reserves in the Camp Hill Field in East Texas in favor of (1) pursuing shorter-term exploration projects with potentially higher rates of return, (2) adding to our lease position in this field and (3) further evaluating additional economic enhancements for this field’s development. “See Risk Factors - Our reserve data and estimated discounted future net cash flows are estimates based on assumptions that may be inaccurate and are based on existing economic and operating conditions that may change in the future.” The proved undeveloped reserves at the Camp Hill Field constitute 41.8% of our proved reserves and account for 27.7% of our present value of net future revenues from proved reserves as of December 31, 2004. We anticipate drilling additional wells and increasing steam injection to develop the proved undeveloped reserves in this project, with the timing and amount of expenditures dependent on the relative prices of oil and natural gas. We are currently drilling with one rig and plan to spend approximately $0.6 million drilling eight gross (7.2 net) wells in 2005. The planned Camp Hill development expenditures represent a relatively small portion of the Company’s total capital expenditures budgeted in 2005. We continue to invest the majority of our 2005 budgeted capital expenditures in our Barnett Shale and onshore Gulf Coast areas where the rates of return are traditionally higher. This is due in large measure to significantly higher lifting costs associated with Camp Hill oil production. We have an average working interest of approximately 90% in this field and an approximate net revenue interest of 73%.

Tortuga Grande Prospect. In March 2004 we finalized an agreement to operate the re-entry of an abandoned Cotton Valley test well that calculates on logs to have over 230 feet of sands with possible production. At the time the well was originally drilled, the

Index

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

WYOMING/MONTANA COALBED METHANE PROJECT AREA

Rocky Mountain Region

As discussed below under “--Pinnacle Transaction,” in the second quarter of 2003, we contributed to Pinnacle our Powder River Basin properties in the Clearmont, Kirby, Arvada and Bobcat project areas located in Wyoming and Montana. At the end of 2004, we also own direct interests in approximately 162,489 gross acres of coalbed methane properties in the Castle Rock project area in Montana and the Oyster Ridge project area in Wyoming that were not contributed to Pinnacle, but we currently have no proved reserves of, and are no longer receiving revenue from, coalbed methane gas other than through Pinnacle.

In February 2004, the CSFB Parties contributed additional funds of $11.8 million into Pinnacle to continue funding the 2004 development program which will increase their ownership to 66.7% on a fully diluted basis should we and RMG each elect not to exercise our available options. See “-The Pinnacle Transaction” for more information on this transaction.

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

As of August 31, 2005, Pinnacle had drilled 345 wells; of these 345 wells, (1) 256 are producing gas; (2) 18 remain in the completion/hook-up phase; (3) 46 are in the dewatering phase with no early indication as to gas production; (4) 22 are waiting on or being evaluated for workovers or redrill or plugging and abandonment; and (5) three of these wells did encounter coal accumulations.

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

OTHER PROJECT AREAS

U.K. North Sea Region

We have been awarded seven acreage blocks, consisting of one “Traditional” and three “Promote” licenses, in the United Kingdom’s 21st Round of Licensing. The awarded blocks, to explore for natural gas and oil totaling 209,613 acres, are located within mature producing areas of the Central and Southern North Sea in water depths of 30 to 350 feet. The Promote licenses do not have drilling commitments and have two-year terms. The Traditional license will be canceled after four years if we or our assignee elects not to commit to drilling a well. We believe our U.K. North Sea interest is a natural extension to our technical analyses, portfolio and business plan. The U.K. North Sea includes proven hydrocarbon trends with established technological expertise, available large 3-D seismic datasets and significant exploration potential. We plan to promote our interests to other parties experienced in drilling and operating in this region. Geological and geophysical costs will be incurred in an attempt to maximize the value of our retained interest. Our estimated project commitments for 2005 are $0.2 million, largely for data processing.

Index

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

Our success will be materially dependent upon the success of our exploratory drilling program, which is an activity that involves numerous risks. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--Natural gas and oil drilling is a speculative activity and involves numerous risks and substantial and uncertain costs that could adversely affect us.”

OIL AND NATURAL GAS RESERVES

The following table sets forth our estimated net proved oil and natural gas reserves and the PV-10 Value of such reserves as of December 31, 2004. The reserve data and the present value as of December 31, 2004 were prepared by Ryder Scott Company, DeGolyer and MacNaughton and Fairchild & Wells, Inc., Independent Petroleum Engineers. For further information concerning Ryder Scott’s, DeGolyer and MacNaughton’s and Fairchild’s estimate of our proved reserves at December 31, 2004, see the reserve reports included as exhibits to this Annual Report on Form 10-K/A. The PV-10 Value was prepared using constant prices as of the calculation date, discounted at 10% per annum on a pretax basis, and is not intended to represent the current market value of the estimated oil and natural gas reserves owned by us. For further information concerning the present value of future net revenue from these proved reserves, see Note 15 of Notes to Consolidated Financial Statements.

	PROVED RESERVES

	Developed	Undeveloped	Total
	(dollars in thousands)

Oil and condensate (MBbls)	1,459	7,658	9,117
Natural gas (MMcf)	28,066	26,555	54,621
Total proved reserves (MMcfe)	36,823	72,505	109,328
PV-10 Value(1)(2)	$116,413	$92,197	$208,610
_________________
(1)
The PV-10 Value as of December 31, 2004 is pre-tax and was determined by using the December 31, 2004 sales prices, which averaged $41.18 per Bbl of oil, $5.68 per Mcf of natural gas. This measure is common in our industry and is a market indicator of performance.

(2)
Future income taxes and present value discounted (10%) future income taxes were $108.3 and $58.9 million, respectively. Accordingly, the after-tax PV-10 Value of Total Proved Reserves (or “Standardized Measure of Discounted Future Net Cash Flows”) is $149.7 million.

Index

No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the Securities and Exchange Commission (the “Commission”). The reserve data set forth in this Annual Report on Form 10-K/A represent only estimates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors-Our reserve data and estimated discounted future net cash flows are estimates based on assumptions that may be inaccurate and are based on existing economic and operating conditions that may change in the future.”

Our future oil and natural gas production is highly dependent upon our level of success in finding or acquiring additional reserves. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors-We depend on successful exploration, development and acquisitions to maintain reserves and revenue in the future.” Also, the failure of an operator of our wells to adequately perform operations, or such operator’s breach of the applicable agreements, could adversely impact us. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Risk Factors-We cannot control the activities on properties we do not operate and are unable to ensure their proper operation and profitability.”

DeGolyer and MacNaughton determined 29% of our proved reserves for the year ended December 31, 2004, which reserves were located on our Barnett Shale properties. Fairchild & Wells, Inc. determined 47% of our proved reserves for the year ended December 31, 2004, which reserves were located on our properties in the Camp Hill field. Ryder Scott Company Petroleum Engineers determined 24% of our proved reserves for the year ended December 31, 2004, which reserves were located on our Gulf Coast and all other remaining properties.

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

	FOR THE YEAR ENDED DECEMBER 31,
	2002	2003	2004
Reserve Replacement Ratio	163%	203%	568%

VOLUMES, PRICES AND OIL & NATURAL GAS OPERATING EXPENSE

The following table sets forth certain information regarding the production volumes of, average sales prices received for and average production costs associated with our sales of oil and natural gas for the periods indicated. The table includes the cash impact of hedging activities.

Index

	YEAR ENDED DECEMBER 31,
	2002	2003	2004
Production volumes
Oil (MBbls)	401	450	309
Natural gas (MMcf)	4,801	4,763	6,462
Natural gas equivalent (MMcfe)	7,207	7,463	8,319
Average sales prices
Oil (per Bbl)	$24.94	$28.90	$41.00
Natural gas (per Mcf)	3.50	5.35	6.14
Natural gas equivalent (per Mcfe)	3.72	5.16	6.30
Average costs (per Mcfe)
Camp Hill operating expenses	$2.50	$3.45	$3.31
Other operating expenses	0.44	0.58	0.59
Total operating expenses(1)	0.68	0.90	1.01
_________________
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

	YEAR ENDED DECEMBER 31,
	2002	2003	2004
	(in thousands)
Acquisition costs:
Unproved properties contributed to Pinnacle	$1,323	$--	$--
Other unproved properties	5,079	7,280	21,831
Proved properties	660	--	8,357
Exploration	14,194	23,745	39,181
Development	2,351	112	12,697
Asset retirement obligation	--	744	529
Total costs incurred	23,607	31,881	82,595
Less unproved properties contributed to Pinnacle	1,323	--	--
Adjusted costs	$22,284	$31,881	$82,595
Total proved reserves added	11,761	15,138	47,294
Average all-sources finding cost (per Mcfe) (1)	$1.89	$2.11	$1.75
___________________
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

Index

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

	YEAR ENDED DECEMBER 31,
	2002	2003	2004
	(in thousands)
Acquisition costs
Unproved prospects	$6,402	$7,280	$21,831
Proved properties	660	--	8,357
Exploration	14,194	23,745	39,181
Development	2,351	112	12,697
Asset retirement obligation	--	744	529
Total costs incurred(1)	$23,607	$31,881	$82,595
_______________
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

	YEAR ENDED DECEMBER 31,
	2002		2003		2004
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Productive	16	5.6	33	9.2	39	14.9
Nonproductive	3	1.1	5	0.8	6	3.7
Total	19	6.7	38	10.0	45	18.6
Development Wells
Productive	1	0.4	1	0.2	26	8.7
Nonproductive	--	--	--	--	--	--
Total	1	0.4	1	0.2	26	8.7

At December 31, 2003 and 2004, we had ownership in 12 and 11 gross (3.2 and 2.7 net) wells, respectively, with dual completion in single bore holes. The above table excludes 77 gross (29 net) wells drilled or acquired by CCBM through 2003, a majority of which were contributed to Pinnacle during 2003. The table also excludes 12 gross (2.3 net) wells drilled by CCBM during 2004. The wells contributed to Pinnacle are in various stages of development and/or stages of production. See “Wyoming/Montana Coalbed Methane Project Area” above.

Index

PRODUCTIVE WELLS

The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of December 31, 2004. This table excludes all wells drilled or acquired by CCBM through 2003, a majority of which were contributed to Pinnacle in that year.

	COMPANY OPERATED		OTHER		TOTAL
	Gross	Net	Gross	Net	Gross	Net

Oil	53	36.6	10	3.7	63	40.3
Natural gas	39	19.8	143	42.3	182	62.1
Total	92	56.4	153	46.0	245	102.4

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

	DEVELOPED ACREAGE		UNDEVELOPED ACREAGE		TOTAL
	Gross	Net	Gross	Net	Gross	Net

North Sea	--	--	209,613	209,613	209,613	209,613
Louisiana	3,027	986	4,845	3,766	7,872	4,752
Texas	36,656	12,674	112,881	51,489	149,537	64,163
Montana/Wyoming	--	--	138,705	10,763	138,705	10,763
Other	--	--	7,618	1,143	7,618	1,143
Total	39,683	13,660	473,662	276,774	513,345	290,434

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

Index

•	the proximity and capacity of natural gas pipelines and other transportation facilities;

•	demand for natural gas and oil;

•	the marketing of competitive fuels; and

•	the effects of state and federal regulations on natural gas and oil production and sales.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors--Natural gas and oil prices are highly volatile, and lower prices will negatively affect our financial results,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors--We are subject to various governmental regulations and environmental risks” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Risk Factors--The marketability of our natural gas production depends on facilities that we typically do not own or control, which could result in a curtailment of production and revenues.”

We from time to time market our own production where feasible with a combination of market-sensitive pricing and forward-fixed pricing. We utilize forward pricing to take advantage of anomalies in the futures market and to hedge a portion of our production deliverability at prices exceeding forecast. All of these hedging transactions provide for financial rather than physical settlement. For a discussion of these matters, our hedging policy and recent hedging positions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Critical Accounting Policies and Estimates--Derivative Instruments and Hedging Activities,” “Qualitative and Quantitative Disclosures About Market Risk--Derivative Instruments and Hedging Activities,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--We may continue to hedge the price risks associated with our production. Our hedge transactions may result in our making cash payments or prevent us from benefiting to the fullest extent possible from increases in prices for natural gas and oil.”

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

Index

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

Index

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

We currently own or lease numerous properties that for many years have been used for the exploration and production of natural gas and oil. Although we believe that we have implemented appropriate operating and waste disposal practices, prior owners and operators of these properties may not have used similar practices, and hydrocarbons or other waste may have been disposed of or released on or under the properties we own or lease or on or under locations where such waste have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other waste was not under our control. These properties and the waste disposed thereon may be subject to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), RCRA and analogous state laws as well as state laws governing the management of natural gas and oil waste. Under these laws, we could be required to remove or remediate previously disposed waste (including waste disposed of or released by prior owners or operators) or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors--We are subject to various governmental

Index

regulations and environmental risks.”

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

As further described in “--Significant Areas--Other Areas of Interest--Rocky Mountain Region,” the issuance of new coalbed methane drilling permits and the continued viability of existing permits in Montana have been challenged in lawsuits filed in state and federal court.

Coalbed Methane Proceedings in Montana

The issuance of new coalbed methane drilling permits in Montana was halted temporarily pending the Federal Bureau of Land Management’s (“BLM”) approval of a final record of decision on Montana’s Resource Management Plan environmental impact statement and the Montana Department of Environmental Quality’s approval of a statewide oil and gas environmental impact statement. These two program approvals were obtained in April and August of 2003, respectively. Environmental groups initiated six lawsuits, challenging these program approvals. On February 22, 2005, the Federal District Court for the District of Montana issued an opinion in Northern Plains Resource Council v. BLM and a companion case vacating BLM’s approval of the state plan and remanding the plan to BLM for further consideration. The Court left open the issue of what, if any, injunctive relief should be granted in light of this ruling. Although this decision could result in a suspension of the state’s authority to issue new drilling permits or could effect the continued viability of existing permits in Montana, we believe that the decisions by the Federal Bureau of Land Management and the State of Montana ultimately will be upheld on appeal and/or BLM’s reconsideration will address the Court’s concerns and new coalbed methane development will continue to be authorized in Montana. There can be no assurance that any new permits will be

Index

obtained in a given time period or at all.

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

In acquiring producing properties, we assess the recoverable reserves, future natural gas and oil prices, operating costs, potential liabilities and other factors relating to the properties. Our assessments are necessarily inexact and their accuracy is inherently uncertain. Our review of a subject property in connection with our acquisition assessment will not reveal all existing or potential problems or permit us to become sufficiently familiar with the property to assess fully its deficiencies and capabilities. We may not inspect every well, and we may not be able to observe structural and environmental problems even when we do inspect a well. If problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of those problems. Any acquisition of property interests may not be economically successful, and unsuccessful acquisitions may have a material adverse effect on our financial condition and future results of operations. See “Risk Factors -- Our future acquisitions may yield revenues or production that varies significantly from our projections.”

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

EMPLOYEES

At December 31, 2004, we had 38 full-time employees, including six geoscientists, six engineers and six landmen. We believe that our relationships with our employees are good.

In order to optimize prospect generation and development, we utilize the services of independent consultants and contractors to

Index

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

In February 2004, the CSFB parties contributed additional funds of $11.8 million to continue funding the 2004 development program of Pinnacle. Assuming that we and RMG exercise our Pinnacle options, the CSFB parties’ ownership interest in Pinnacle would be 54.6%, and we and RMG each would own 22.7%, on a fully diluted basis. On the other hand, assuming we and RMG each elect not to exercise our Pinnacle options, our interest, on a fully diluted basis, would each decline to 16.7%, and, concurrently, CSFB parties’ ownership interest would increase to 66.7%. Our options are exercisable as long as we own Pinnacle common stock, but the exercise price increases by 15% every year.

Immediately following its formation, Pinnacle acquired an approximate 50% working interest in existing leases and approximately 36,529 gross acres prospective for coalbed methane development in the Powder River Basin of Wyoming from an unaffiliated party for $6.2 million. At the time of the Pinnacle transaction, these wells were producing at a combined gross rate of approximately 2.5 MMcfd, or an estimated 1 MMcfd net to Pinnacle. At the end of 2004 Pinnacle’s production was approximately 13 MMcfe/d gross (5.6 MMcfe/d net). In June 2004, Pinnacle fulfilled, $14.5 million funding commitment for future drilling and development costs on these properties on behalf of the third party prior to December 31, 2005. The drilling and development work will be done under the terms of an earn-in joint venture agreement between Pinnacle and Gastar. As of December 31, 2004, Pinnacle owned interests in approximately 170,000 gross acres (79,000 net) in the Powder River Basin.

Historically, the business operations and development program of Pinnacle has not required us to provide any further capital infusion. In March 2005, Pinnacle acquired additional undeveloped acreage with an undisclosed company which would also significantly increase Pinnacle’s development program budget in 2005. Accordingly, CCBM and the other Pinnacle shareholders have the option to participate in the equity contribution into Pinnacle needed to finance the acquisition and the related development program in 2005. Should we elect to maintain our proportionate ownership interest in Pinnacle, we estimate that we would be required to contribute $2.5 million. If CCBM opts not to contribute any or all of its share of the equity contribution, its fully diluted ownership in Pinnacle would be reduced. CCBM plans to contribute $2.5 million in April 2005, its share of the equity capital needed to close the acquisition and fund part of the additional development program. There can be no assurance regarding CCBM’s level of participation in future equity contributions needed, if any. On March 29, 2005, we elected to participate and contribute $2.5 million to Pinnacle in exchange for warrants and preferred stock.

Index

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

Index

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

Index

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

Index

PART II

Item 6. Selected Financial Data

Our financial information set forth below for each of the five years ended December 31, 2004, has been derived from our audited consolidated financial statements, including restatements described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” The information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Data.

	Year Ended December 31,
	2000	2001	2002	2003	2004
					(Restated)
	(In thousands, except per share data)
Statement Of Operations Data:
Oil and natural gas revenues	$26,834	$26,226	$26,802	$38,508	$52,397
Costs and expenses:
Oil and natural gas operating expenses	4,941	4,138	4,908	6,724	8,392
Depreciation, depletion and
amortization	7,170	6,492	10,574	11,868	15,464

General and administrative	3,143	3,333	4,133	5,639	7,191
Accretion expense related to asset retirement	-	-	-	41	23
Stock option compensation expense (income)	652	(558)	(84)	313	1,064
Total costs and expenses	15,906	13,405	19,531	24,585	32,134
Operating income	10,928	12,821	7,271	13,923	20,263
Market-to-market loss on derivatives, net	-	-	-	-	(625)
Equity in loss of Pinnacle Gas Resources, Inc.	-	-	-	(830)	(1,399)
Interest expense (income), net of amounts
capitalized and interest income	579	269	54	(19)	(622)
Other income and expenses, net	1,482	1,777	274	29	506
Income before income taxes	12,989	14,867	7,599	13,103	18,123
Income tax expense (benefit)	1,004	5,336	2,809	5,063	7,009
Income before cumulative effect of change
in accounting principle	11,985	9,531	4,790	8,040	11,114
Dividends and accretion of discount on preferred stock	-	-	588	741	350
Income available to common shareholders
before cumulative effect of change
in accounting principle	11,985	9,531	4,202	7,299	10,764
Cumulative effect of change in accounting principle	-	-	-	(128)	-
Net income available to common shareholders	$11,985	$9,531	$4,202	$7,171	$10,764
Basic earnings per common share	$0.85	$0.68	$0.30	$0.50	$0.54
Diluted earnings per common share	$0.74	$0.57	$0.26	$0.43	$0.49
Basic weighted average shares outstanding	14,028	14,059	14,158	14,312	19,958
Diluted weighted average shares outstanding	16,256	16,731	16,148	16,744	21,818

Statements of Cash Flow Data:
Net cash provided by operating activities	$15,906	$22,669	$18,572	$33,631	$32,501
Net cash used in investing activities	(15,211)	(29,942)	(22,747)	(29,673)	(80,294)
Net cash provided by (used in) financing activities	(3,823)	2,292	5,682	(5,379)	50,139

Other Operating Data:
Capital expenditures	$19,746	$38,264	$23,343	$31,930	$83,891
Debt repayments (1)	3,923	5,479	8,745	5,951	13,737

Index
	As of December 31,
	2000	2001	2002	2003	2004
					(Restated)
Balance Sheet Data:
Working capital (deficit)	$6,433	$(582)	$(1,442)	$(11,817)	$(8,937)
Property and equipment, net	72,129	104,132	120,526	135,273	205,482
Total assets	93,000	117,392	135,388	156,803	234,345
Long-term debt, including current
maturities	34,556	38,188	39,495	36,253	62,974
Convertible participating preferred stock	-	-	6,373	7,114	-
Total equity	52,939	63,204	66,816	76,072	121,060

__________

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

Index

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with the consolidated financial statements and other financial information included in this Form 10-K/A. The financial information in this section has been restated, as further discussed in “Item 8. Financial Statements and Supplementary Data - Note 3 - Financial Restatement”. The 2004 to 2003 period to period comparison is based upon restated amounts. Our financial statements and the notes thereto, which are found elsewhere in the Form 10-K/A contain detailed information that should be referred to in conjunction with the following discussion.

Restatement

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2005, we reviewed our accounting policy used to account for our derivatives on oil and natural gas prices on our proved producing properties and determined that these instruments should have been accounted for as non-designated derivatives instead of cash flow hedges in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, as a result of the changes in accounting for our derivatives for the oil and natural gas hedges we have restated our consolidated financial statements for the year ended December 31, 2004, as presented in this Form 10-K/A. In addition to the financial statements for the year ended December 31, 2004, these changes in accounting affect the four quarterly periods of 2004. See Note 3 and Note 17 to the Company’s consolidated financial statements.

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

The Company has determined that the derivatives entered into in 2004 were not timely designated as cash flow hedges and lacked sufficient documentation to be accounted for as cash flow hedges. As a result, the Company is restating its financial statements for the year ended December 31, 2004 and all the unaudited quarterly periods in 2004. All such derivatives in this restatement are now classified as non-designated derivatives and are marked-to-market, with realized and unrealized gains and losses being reflected as “mark-to-market gains (losses) on derivatives, net” within the other income and expense section of the Statement of Operations.

In the process of restating our financials to account for our derivatives on a mark-to-market basis, we discovered certain computational errors in the fair value of the Company’s derivatives that was previously reported in other comprehensive income in 2004. These errors resulted from the information we had relied upon to establish oil and gas prices in connection with establishing the fair value of the derivatives. For all the periods covered by our consolidated financial statements, we used a third-party website source to obtain oil and gas market prices and to calculate the fair value of the derivatives. However, we determined in the course of our evaluation that the information from the third party provider was not entirely reliable and that Houston Ship Channel market prices should have been used in the fair value computation in place of New York Mercantile (“NYMEX”) index prices. Nevertheless, in marking these derivatives to market, the gains and losses reflected in the other income and expense have been based upon corrected fair valuations and were not based upon the information from the third party provider.

These restated amounts have previously been disclosed in our Form 10-K/A amendment to Form 10K for the fiscal year ended December 31, 2005, filed with the SEC on April 11, 2006.

Details of these restatements are presented in this Form 10-K/A in Note 3 to the consolidated financial statements. Where appropriate, notes to the consolidated financial statements and certain other disclosures in this Form 10-K/A have been adjusted to conform to these restatements. A summary of the restated periods is comprised as follows:

Index

	Year Ended
	December 31, 2004
	As	As
	Reported	Restated
Statement of Operations:
Oil and natural gas revenues	$51,374	$52,397
Operating income	19,240	20,263

Mark-to-market loss of derivatives, net	-	(625)
Income before income taxes	17,725	18,123
Income tax Expense	6,871	7,009
Net income	10,854	11,114
Net income available to common shareholders	$10,504	$10,764
Earnings per common share
Basic Earnings per common share	$0.53	$0.54
Diluted earnings per common share	$0.48	$0.49

	Year Ended
	December 31, 2004
	As	As
	Reported	Restated
Cash Flow Statement:
Net income	$10,854	$11,114
Fair value (gain) of derivative financial instruments	-	(400)
Deferred income taxes	6,678	6,818
Net cash provided by operating activities	32,501	32,501

	Year Ended
	December 31, 2004
	As	As
	Reported	Restated
Statement of Shareholders' Equity
Net income	$10,854	$11,114
Accumulated other comprehensive income	59	-
Comprehensive income	11,099	11,300

	December 31, 2004
	As	As
	Reported	Restated
Balance Sheet:
Other current assets	$1,614	$1,924
Total current assets	21,634	21,944
Other assets	57	57
Total assets	234,035	234,345
Accrued liabilities	7,516	7,624
Total current liabilities	30,772	30,881
Deferred Income Taxes	18,113	18,113
Retained earnings	20,733	20,993
Accumulated other comprehensive income	59	-
Total Liabilities and Shareholders' Equity	234,035	234,345

Index

Quarterly Financial Statements (Restated) (Unaudited)
	Quarters Ended
	March 31, 2004		June 30, 2004		September 30, 2004		December 31, 2004
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Statement of Operations:
Oil and Natural Gas Revenues	$10,873	$10,861	$11,959	$11,935	$12,274	$13,041	$16,268	$16,560
Operating Income	3,801	3,789	3,907	3,883	5,274	6,041	6,258	6,550
Mark-to-market gain (loss) of
derivatives, net	-	(972)	-	460	-	(1,296)	-	1,183
Income Before Income Taxes	3,536	2,552	3,526	3,962	5,469	4,940	5,194	6,669
Income Tax Expense	1,353	1,008	1,388	1,539	2,079	1,893	2,051	2,569
Net Income	2,183	1,544	2,138	2,423	3,390	3,047	3,143	4,100
Net Income Available to
Common Shareholders	1,985	1,346	1,986	2,271	3,390	3,047	3,143	4,100
Earnings per common share:
Basic earnings per common share	$0.12	$0.08	$0.10	$0.12	$0.15	$0.14	$0.16	$0.19
Diluted earnings per common share	$0.10	$0.07	$0.09	$0.10	$0.15	$0.13	$0.14	$0.18

In conjunction with the Restatement of the quarterly information above, the respective Form 10-Qs as previously filed for the quarterly periods ended March 31, 2004, June 30, 2004 and September 30, 2004 should no longer be relied upon.

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

Our financial results are largely dependent on a number of factors, including commodity prices. Commodity prices are outside of our control and historically have been and are expected to remain volatile. Natural gas prices in particular have remained volatile during the last few years. Commodity prices are affected by changes in market demands, overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. As a result, we cannot accurately predict future natural gas, natural gas liquids and crude oil prices, and therefore, cannot accurately predict revenues. In 2004, our realized natural gas price was 15% higher and our realized oil price was 42% higher in 2004 than in 2003.

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

Index

We have continued to reinvest a substantial portion of our operating cash flows into funding our drilling program and increasing the amount of 3-D seismic data available to us. In 2005, we expect capital expenditures to be approximately $85 to $90 million, as compared to $82.6 million in 2004.

At December 31, 2004, our debt-to-total book capitalization ratio was 34.3%, an increase from the 30.4% ratio at the end of 2003. This increase was primarily the result of: (1) an increase of $11 million in the amount borrowed under our revolving credit facility, (2) the issuance of the 10% Senior Subordinated Secured Notes and (3) a $1.6 million net increase related to the 9% Senior Subordinated Notes; partially offset by increases in shareholders’ equity from (1) the $23.3 million of net proceeds from the public offering in February 2004 and (2) the $7.5 million preferred stock conversion to common stock in the second quarter 2004. The debt changes are described under “—Liquidity and Capital Resources—Financing Arrangements.”

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

Index

contributed additional funds of $11.8 million into Pinnacle to fund its 2004 development program, which increased the CSFB Parties’ ownership to 66.7% on a fully diluted basis assuming we and RMG each elect not to exercise our available options.

In March 2005, Pinnacle entered into a purchase and sale agreement to acquire additional undeveloped acreage, which would also significantly increase its development program budget in 2005. CCBM and the other Pinnacle shareholders have the option to participate in the equity contribution into Pinnacle needed to finance this acquisition and its development program in 2005. Should we elect to maintain our proportionate ownership interest in Pinnacle, we estimate that we would be required to contribute $2.5 million. If CCBM opts not to participate, its fully diluted ownership in Pinnacle would be reduced. CCBM currently plans to purchase additional Pinnacle capital stock valued at $2.5 million in March 2005, its share of the first installment of the equity capital needed to fund the acquisition and part of the additional development program. There can be no assurance regarding CCBM’s level of participation in future equity contributions, if any.

In addition to our interest in Pinnacle, we have maintained interests in approximately 162,489 gross acres at the end of 2004 in the Castle Rock coalbed methane project area in Montana and the Oyster Ridge project area in Wyoming. During 2004, we opted to exercise our right to cancel one-half of the remaining note payable to RMG, or approximately $300,000, in exchange for assigning one-half of our mineral interest in the Oyster Ridge leases to RMG, leaving CCBM with a 25% working interest, in this project area. See “Business and Properties—Pinnacle Transaction” for a description of this transaction. Our discussion of future drilling and capital expenditures does not reflect operations conducted through Pinnacle.

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

The following table summarizes production volumes, average sales prices and operating revenues for our oil and natural gas operations for the years ended December 31, 2003 and 2004:

Index

			2004 Period
			Compared to 2003 Period
	December 31,		Increase	% Increase
	2003	2004	(Decrease)	(Decrease)
Production volumes-
Oil and condensate (Mbbls)	450	309	(141)	(31%)
Natural gas (MMcf)	4,763	6,462	1,699	36%
Average sales prices-(1)
Oil and condensate (per Bbl)	$28.90	$41.00	$12.10	42%
Natural gas (per Mcf)	5.35	6.14	0.79	15%
Operating revenues (In thousands) -
Oil and condensate	$13,014	$12,687	$(327)	(3%)
Natural gas	25,494	39,710	14,216	56%

Total	$38,508	$52,397	$13,889	36%

Index
__________
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

Index

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

The following table summarizes production volumes, average sales prices and operating revenues for our oil and natural gas operations for the years ended December 31, 2002 and 2003:

			2003 Period
			Compared to 2002 Period
	December 31,		Increase	% Increase
	2002	2003	(Decrease)	(Decrease)
Production volumes-
Oil and condensate (Mbbls)	401	450	49	12%
Natural gas (MMcf)	4,801	4,763	(38)	(1%)
Average sales prices-(1)
Oil and condensate (per Bbl)	$24.94	$28.90	$3.96	16%
Natural gas (per Mcf)	3.50	5.35	1.85	53%
Operating revenues (In thousands) -
Oil and condensate	$10,001	$13,014	$3,013	30%
Natural gas	16,801	25,494	8,693	52%

Total	$26,802	$38,508	$11,706	44%

__________
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

Depreciation, depletion and amortization (“DD&A”) expense for 2003 increased 12% to $11.9 million from $10.6 million in 2002. This increase was primarily due to the increased land, seismic and drilling costs added to the proved property cost base.

General and administrative (“G&A”) expense for 2003 increased 36% to $5.6 million from $4.1 million for 2002. The increase in G&A was due primarily to higher incentive compensation of $0.6 million, executive severance of $0.3 million, increased legal and professional fees attributable to special projects and rising insurance costs of $0.1 million.

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

Liquidity and Capital Resources

During 2004, we made capital expenditures in excess of our net cash flows provided by operating activities, using the proceeds generated from our 2004 public offering, as described in “—General Overview—2004 Public Offering,” and from our October 2004 sale of the 10% Senior Subordinated Secured Notes (the “Senior Secured Notes”) . For future capital expenditures in 2005, we expect

Index

to use cash on hand and cash generated by operating activities, draws on the Credit Facility and additional sales of Senior Secured Notes to partially fund our planned drilling expenditures and fund leasehold costs and geological and geophysical costs on our exploration projects in 2005. We also continue to consider other financing alternatives to fund our 2005 capital expenditures program, including possible debt or equity financings.

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

Estimated maturities of long-term debt are $0.1 million in 2005, none in 2006, $18.0 million in 2007 and the remainder in 2008. The following table sets forth estimates of our contractual obligations as of December 31, 2004:

	Payments Due by Year
	(In thousands)
			2006 to	2008 to
	Total	2005	2007	2009	Thereafter
Long-Term Debt(1)	$64,961	$90	$18,032	$46,839	$-
Operating Leases	3,186	222	954	954	1,056

Total Contractual
Cash Obligations	$68,147	$312	$18,986	$47,793	$1,056
_________

(1) Includes future accretion of discounts.

We have planned capital expenditures in 2005 of approximately $85 to $90 million, of which $70.0 million is expected to be used for drilling activities in our project areas and the balance is expected to be used to fund 3-D seismic surveys, land acquisitions and capitalized interest and overhead costs. We plan to drill approximately 34 gross wells (14.4 net) in the onshore Gulf Coast area and 37 gross wells 24.0 net in our Barnett Shale and nine gross well (7.7 net) in our East Texas areas in 2005. As described above, we expect to seek additional financing to fund a portion of our acquisition, exploration and development program in 2005. If we are not successful in obtaining this financing, our capital expenditures could be reduced by $15 to $20 million in 2005. The actual number of wells drilled and capital expended is dependent upon available financing, cash flow, availability and cost of drilling rigs, land and partner issues and other factors. The planned capital expenditures do not include the additional contributions to Pinnacle as described under “− General Overview − Pinnacle Gas Resources, Inc.”

We have continued to reinvest a substantial portion of our cash flows into increasing our 3-D prospect portfolio, improving our 3-D seismic interpretation technology and funding our drilling program. Oil and gas capital expenditures were $23.3 million, $31.9 million and $82.6 (including the Barnett Shale Acquisition) for 2002, 2003 and 2004, respectively. Our drilling efforts resulted in the successful completion of 17 gross wells (6.0 net) in 2002, 35 gross wells (9.4 net) in 2003, including six gross wells (2.1 net) in the Barnett Shale area, and 65 gross wells (23.6 net) in 2004 including 33 gross wells (13.7 net) in the Barnett Shale area . We also expect to make an additional $2.5 million equity contribution to Pinnacle. See “-Overview-Pinnacle Gas Resources, Inc.”

Index

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

Financing Arrangements

Credit Facility

On September 30, 2004, we entered into a Second Amended and Restated Credit Agreement with Hibernia National Bank and Union Bank of California, N.A. (the “Credit Facility”), maturing on September 30, 2007. The Credit Facility amended, restated and extended our prior credit facility with Hibernia National Bank, amended and restated on December 12, 2002 (such prior facility herein referred to as the “Prior Credit Facility”). The Credit Facility provides for (1) a revolving line of credit of up to the lesser of the Facility A Borrowing Base and $75.0 million and (2) a term loan facility of up to the lesser of the Facility B Borrowing Base and $25.0 million. It is secured by substantially all of our assets and is guaranteed by our subsidiary.

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

We are subject to certain covenants under the terms of the Credit Facility, which were amended at the time of the issuance of the Senior Secured Notes. These covenants, as amended, include, but are not limited to the maintenance of the following financial covenants: (1) a minimum current ratio of 1.0 to 1.0 (including availability under the borrowing base), (2) a minimum quarterly debt services coverage of 1.25 times, (3) a minimum shareholders’ equity equal to $100.0 million, plus 100% of all subsequent common and preferred equity contributed by shareholders subsequent to June 30, 2004, plus 50% of all positive earnings occurring subsequent

Index

to June 30, 2004, plus, 180 days after issuance of any second-lien subordinated debt with another lender (the “Secured Subordinated Debt”), an amount equal to the difference, if positive, of (A) 50% of the net proceeds from the issuance less (B) 100% of all common and preferred equity contributed by shareholders from September 30, 2004 to the date of the issuance of any Secured Subordinated Debt, and (4) a maximum total recourse debt to EBITDA ratio (as defined in the Credit Facility) of not more than 3.0 to 1.0. The Credit Facility also places restrictions on additional indebtedness, dividends to shareholders, liens, investments, mergers, acquisitions, asset dispositions, asset pledges and mortgages, change of control, repurchase or redemption for cash of our common stock, speculative commodity transactions and other matters.

In connection with the Senior Secured Notes Purchase Agreement, we amended the Credit Facility including without limitation, to: (1) amend the covenant regarding maintenance of a minimum shareholders’ equity, (2) add a new covenant requiring maintenance of a minimum EBITDA to interest expense ratio and (3) add other provisions and a consent which allow for the indebtedness incurred under the Senior Secured Notes.

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

Index

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

Index

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

The Senior Secured Notes Purchase Agreement includes certain representations, warranties and covenants by the parties thereto. We are subject to certain covenants under the terms of the Senior Secured Notes Purchase Agreement, including, without limitation, the maintenance of the following financial covenants: (1) a maximum total recourse debt to EBITDA ratio of not more than 3.50 to 1.0, (2) a minimum EBITDA to interest expense ratio of 2.50 to 1.0, and (3) as of April 30, 2005, a minimum tangible net worth of $12.5 million in excess of our tangible net worth as of September 30, 2004. Upon a change of control, any holders of the Senior Secured Notes may require us to repurchase such holders’ Senior Secured Notes at a price equal to the then outstanding principal amount of such Senior Secured Notes, together with all interest accrued on such Senior Secured Notes through the date of repurchase. The Senior Secured Notes Purchase Agreement also places restrictions on additional indebtedness, dividends to shareholders, liens, investments, mergers, acquisitions, asset dispositions, asset pledges and mortgages, repurchase or redemption for cash of our common stock, speculative commodity transactions and other matters. The Senior Secured Notes Purchaser is an affiliate of the Subordinated Notes Purchaser.

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

Each of our series of warrants was exercisable on a cashless basis at the option of the holder.

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

In December 2004, SFAS No. 153, “Exchanges of Nonmonetary Assets - an amendment of APB Opinion No. 29” is effective for fiscal years beginning after June 15, 2005. This Statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of

Index

APB Opinion No. 29, “Accounting for Nonmonetary Transactions” and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is expected to have no impact on the Company’s consolidated financial statements.

In October 2004, the SEC released SAB 106, which expresses the staff’s views on the application of SFAS No. 143 by oil and gas producing companies following the full cost accounting method. SAB 106 provides interpretive responses related to computing the full cost ceiling to avoid double-counting the expected future cash outlays associated with asset retirement obligations, required disclosures relating to the interaction of SFAS No. 143 and the full cost rules, and the impact of SFAS No. 143 on the calculation of depreciation, depletion and amortization. The Company is in the process of determining the impact of the requirements of SAB 106.

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

Index

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

In connection with our year-end 2004 ceiling test computation, a price sensitivity study also indicated that a 20 percent increase in commodity prices at December 31, 2004 would have increased the pre-tax present value of future net revenues (“NPV”) by approximately $56.5 million. Conversely, a 20 percent decrease in commodity prices at December 31, 2004 would have reduced our NPV by approximately $56.5 million. This would have caused our unamortized cost of proved oil and gas properties to exceed the cost pool ceiling, resulting in an after-tax write-down of approximately $2.7 million. The aforementioned price sensitivity and NPV is as of December 31, 2004 and, accordingly, does not include any potential changes in reserves due to first quarter 2005 performance, such as commodity prices, reserve revisions and drilling results.

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

We have a significant amount of proved undeveloped reserves, which are primarily oil reserves. We had 42.0 Bcfe, 44.9 Bcfe and 72.5 Bcfe of proved undeveloped reserves, representing 66%, 64% and 66% of our total proved reserves at December 31, 2002, 2003 and 2004, respectively. As of December 31, 2002, 2003 and 2004, a portion of these proved undeveloped reserves, or approximately 41.9 Bcfe, 43.9 Bcfe and 45.7 Bcfe, respectively, are attributable to our Camp Hill properties that we acquired in 1994. See “Business and Properties - East Texas Area -- Camp Hill Project” for further discussion of the Camp Hill properties. The estimated future development costs to develop our proved undeveloped reserves on our Camp Hill properties are relatively low, on a per Mcfe basis, when compared to the estimated future development costs to develop our proved undeveloped reserves on our other oil and natural gas properties. Furthermore, the average depletable life (the estimated time that it will take to produce all recoverable reserves) of our Camp Hill properties is considerably longer, or approximately 15 years, when compared to the depletable life of our remaining oil and natural gas properties of approximately 2.25 years. Accordingly, the combination of a relatively low ratio of future development costs and a relatively long depletable life on our Camp Hill properties has resulted in a relatively low overall historical depletion rate and DD&A expense. This has resulted in a capitalized cost basis associated with producing properties being depleted over a longer period than the associated production and revenue stream, causing the build-up of nondepleted capitalized costs associated with properties that have been completely depleted. This combination of factors, in turn, has had a favorable impact on our earnings, which have

Index

been higher than they would have been had the Camp Hill properties not resulted in a relatively low overall depletion rate and DD&A expense and longer depletion period. As a hypothetical illustration of this impact, the removal of our Camp Hill proved undeveloped reserves starting January 1, 2002 would have reduced our earnings by (i) an estimated $11.2 million in 2002 (comprised of after-tax charges for a $7.1 million full cost ceiling impairment and a $4.1 million depletion expense increase), (ii) an estimated $5.9 million in 2003 (due to higher depletion expense) and (iii) an estimated $3.4 million in 2004 (due to higher depletion expense).

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

Derivative Instruments and Hedging Activities

Upon entering into a derivative contract, we must either designate the derivative instruments as a hedge of the variability of cash flow to be received (cash flow hedge) or the derivatives must be accounted for as non-designated derivatives. Changes in the fair value of a cash flow hedge are recorded in other comprehensive income to the extent that the derivative is effective in offsetting changes in the fair value of the hedged item. Any ineffectiveness in the relationship between the cash flow hedge and the hedged item is recognized currently in income. Gains and losses accumulated in other comprehensive income associated with the cash flow hedge are recognized in earnings as oil and natural gas revenues when the forecasted transaction occurs. All of our derivative instruments at December 31, 2002, 2003 and 2004 had been designated as cash flow hedges. However, in connection with the preparation of our consolidated financial statements for the year ended December 31, 2005, we determined that we had not timely designated the instruments as a cash flow hedges and was lacking certain other documentation for the derivatives entered into during 2004. As a result, we are restating in this Form 10-K/A the consolidated financial information for 2004 (and the quarterly financial data for all periods in 2004), accounting for them as non-designated derivatives. Accordingly, these derivatives will be marked-to-market at the end of each period and the realized and unrealized gain or loss will be recorded as market to market gains and losses on derivatives, net within other income on our Statement of Income. See Note 3 of the notes to the consolidated financial statements for further discussion of the financial restatement.

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

Index

For 2003 and prior years, we typically used fixed rate swaps and costless collars to hedge our exposure to material changes in the price of natural gas and oil. We formally documented all relationships between hedging instruments and hedged items, as well as our risk management objectives and strategy for undertaking various hedge transactions. This process included linking all derivatives that are designated cash flow hedges to forecasted transactions. We also formally assessed, both at the hedge’s inception and on an ongoing basis, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged transactions.

For a discussion of the impact of changes in the prices of oil and gas on our hedging transactions, see “Volatility of Oil and Natural Gas Prices” below. Our Board of Directors sets all of our risk management policy, and reviews volumes, types of instruments and counterparties, on a quarterly basis. These policies are followed by management through the execution of trades by either the President or Chief Financial Officer after consultation and concurrence by the President, Chief Financial Officer and Chairman of the Board. The master contracts with the authorized counterparties identify the President and Chief Financial Officer as the only representatives authorized to execute trades. The Board of Directors also reviews the status and results of derivative activities quarterly.

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

Total oil purchased and sold under swaps and collars during 2002, 2003 and 2004 were 131,300 Bbls, 193,600 Bbls and 121,700, respectively. Total natural gas purchased and sold under swaps and collars in 2002, 2003 and 2004 were 2,314,000 MMBtu, 2,739,000 MMBtu and 3,936,000 MMBtu, respectively. The net losses realized by us under such hedging arrangements were $(0.9 million), $(1.8 million) and $(1.0) million for 2002, 2003 and 2004, respectively, and were included in oil and natural gas revenues for 2002 and 2003 and mark-to-market gain (loss) on derivative, net for 2004.

To mitigate some of our commodity price risk, we engage periodically in certain other limited derivative activities including price swaps, costless collars and, occasionally, put options, in order to establish some price floor protection. For derivatives designated as cash flow hedges, we record the costs and any benefits derived from these price floors as a reduction or increase, as applicable, in natural gas and oil sales revenue. The costs to purchase put options are amortized over the option period. We do not hold or issue derivative instruments for trading purposes.

As of December 31, 2004, unrealized gains on oil and gas derivatives of $0.4 million were included in mark-to-market gain on derivatives, net.

While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit our ability to benefit from increases in the prices of natural gas and oil. We enter into the majority of our derivative transactions with two counterparties and have a netting agreement in place with those counterparties. We do not obtain collateral to support the agreements but monitor the

Index

financial viability of counterparties and believe our credit risk is minimal on these transactions. Under these arrangements, payments are received or made based on the differential between a fixed and a variable product price. These agreements are settled in cash at expiration or exchanged for physical delivery contracts. In the event of nonperformance, we would be exposed again to price risk. We have some risk of financial loss because the price received for the product at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the derivative transaction. Moreover, our derivative arrangements generally do not apply to all of our production and thus provide only partial price protection against declines in commodity prices. We expect that the amount of our hedges will vary from time to time.

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

The table below summarizes our total natural gas production volumes subject to derivative transactions during 2004 and the weighted average Houston Ship Channel reference price for those volumes.

Natural Gas Swaps		Natural Gas Caps
Volumes MMBtu	180,000	Volumes MMBtu	3,756,000
Average price $/MMBtu	$6.67	Average price $/MMBtu
		Floor	$4.50
		Ceiling	$6.47

The table below summarizes our total crude oil production volumes subject to derivative transactions during 2004 and the weighted average Houston Ship Channel reference price for those volumes.

Crude Oil Swaps		Crude Oil Caps
Volumes Bbls	91,200	Volumes Bbls	30,500
Average price $/Bbls	$33.72	Average price $/Bbls
		Floor	$42.83
		Ceiling	$51.84

At December 31, 2003 and 2004 we had the following outstanding derivative positions:

December 31, 2003
	Contract Volumes		Average	Average	Average
Quarter	BBls	MMbtu	Fixed Price	Floor Price	Ceiling Price

First Quarter 2004	27,000		$30.36
First Quarter 2004		180,000	6.67
First Quarter 2004		546,000		$4.10	$7.00
Second Quarter 2004	18,300		30.38
Second Quarter 2004		546,000		4.00	5.60
Third Quarter 2004		552,000		4.00	5.60
Fourth Quarter 2004		369,000		4.00	5.80

Index

December 31, 2004
	Contract Volumes		Average	Average	Average
Quarter	BBls	MMbtu	Fixed Price	Floor Price	Ceiling Price

First Quarter 2005	27,000			$41.67	$50.50
First Quarter 2005		928,000		5.40	8.11
Second Quarter 2005		364,000		5.25	7.15
Second Quarter 2005		91,000	$6.03
Third Quarter 2005		368,000		5.25	7.40
Third Quarter 2005		92,000	6.03
Fourth Quarter 2005		276,000		5.25	7.92
Fourth Quarter 2005		92,000	6.03

In addition to the derivative positions above, during the second quarter of 2003, we acquired options to sell 6,000 MMBtu of natural gas per day for the period July 2003 through August 2003 (552,000 MMBtu) at $8.00 per MMBtu for approximately $119,000. We acquired these options to protect our cash position against potential margin calls on certain natural gas derivatives due to large increases in the price of natural gas. These options were classified as derivatives. As of December 31, 2003, these options have expired and a charge of $119,000 has been included in other income and expense for the year ended December 31, 2003.

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

RISK FACTORS

NATURAL GAS AND OIL DRILLING IS A SPECULATIVE ACTIVITY AND INVOLVES NUMEROUS RISKS AND SUBSTANTIAL AND UNCERTAIN COSTS THAT COULD ADVERSELY AFFECT US.

Our success will be largely dependent on the success of our drilling efforts, which involve numerous risks, including the risk that no commercially productive natural gas or oil reservoirs will be discovered. Historically, we have been particularly dependent upon exploratory drilling, which generally involves greater risk than developmental drilling. The cost of drilling, completing and operating wells is substantial and uncertain, and drilling operations may be curtailed, delayed or canceled as a result of a variety of factors beyond our control, including:

•	unexpected or adverse drilling conditions;

•	elevated pressure or irregularities in geologic formations;

•	equipment failures or accidents;

•	adverse weather conditions;

•	compliance with governmental requirements; and

•	shortages or delays in the availability of drilling rigs, crews and equipment.

Index

Because we identify the areas desirable for drilling from 3-D seismic data covering large areas, we may not seek to acquire an option or lease rights until after the seismic data is analyzed or until the drilling locations are also identified; in those cases, we may not be permitted to lease, drill or produce natural gas or oil from those locations. Wells that are currently part of our capital budget may be based on statistical results of drilling activities in other 3-D project areas that we believe are geologically similar rather than on analysis of seismic or other data in the prospect area, in which case actual drilling and results are likely to vary, possibly materially, from those statistical results. Even if drilled, our completed wells may not produce reserves of natural gas or oil that are economically viable or that meet our earlier estimates of economically recoverable reserves. Our overall drilling success rate or our drilling success rate for activity within a particular project area may decline. Unsuccessful drilling activities could reduce our available cash and other resources, which would result in a significant decline in our production and revenues. Because of the risks and uncertainties of our business, our future performance in exploration and drilling may not be comparable to our historical performance described in this Form 10-K/A.

WE MAY NOT ADHERE TO OUR PROPOSED DRILLING SCHEDULE.

Our final determination of whether to drill any scheduled or budgeted wells will depend on a number of factors, including:

•	the results of our exploration efforts and the acquisition, review and analysis of our seismic data;

•	the availability of sufficient capital resources to us and the other participants for the drilling of the prospects;

•	the approval of the prospects by the other participants after additional data has been compiled;

•	economic and industry conditions at the time of drilling, including prevailing and anticipated prices for natural gas and oil and the availability and prices of drilling rigs and crews; and

•	the availability of leases, license options, farm-outs, other rights to explore and permits on reasonable terms for the prospects.

Although we have identified or budgeted for numerous drilling prospects, we may not be able to lease or drill those prospects within our expected time frame or at all. In addition, our drilling schedule may vary from our expectations because of future uncertainties.

OUR RESERVE DATA AND ESTIMATED DISCOUNTED FUTURE NET CASH FLOWS ARE ESTIMATES BASED ON ASSUMPTIONS THAT MAY BE INACCURATE AND ARE BASED ON EXISTING ECONOMIC AND OPERATING CONDITIONS THAT MAY CHANGE.
There are uncertainties inherent in estimating natural gas and oil reserves and their estimated values, including many factors beyond the control of the producer. The reserve data set forth in this Form 10-K/A represents only estimates. Reservoir engineering is a subjective and inexact process of estimating underground accumulations of natural gas and oil that cannot be measured in an exact manner. The reserve data included in this Form 10-K/A represents estimates that depend on a number of factors and is based on assumptions that may vary considerably from actual results, including:

•	historical production from the area compared with production from other areas;

•	the assumed effects of regulations by governmental agencies;

•	assumptions concerning future natural gas and oil prices;

•	future operating costs;

•	severance and excise taxes;

Index

•	development costs; and

•	workover and remedial costs.

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

As of December 31, 2004, approximately 83% of our proved reserves were proved undeveloped and proved nonproducing. Moreover, some of the producing wells included in our reserve reports as of December 31, 2004 had produced for a relatively short period of time as of that date. Because most of our reserve estimates are calculated using volumetric analysis, those estimates are less reliable than estimates based on a lengthy production history. Volumetric analysis involves estimating the volume of a reservoir based on the net feet of pay of the structure and an estimation of the area covered by the structure based on seismic analysis. In addition, realization or recognition of our proved undeveloped reserves will depend on our development schedule and plans. Lack of certainty with respect to development plans for proved undeveloped reserves could cause the discontinuation of the classification of these reserves as proved. We have chosen to delay development of our proved undeveloped reserves in the Camp Hill Field in East Texas in favor of pursuing shorter-term exploration projects with higher potential rates of return, adding to our lease position in this field and further evaluating additional economic enhancements for this field’s development.

The discounted future net cash flows included in this Form 10-K/A are not necessarily the same as the current market value of our estimated natural gas and oil reserves. As required by the SEC, the estimated discounted future net cash flows from proved reserves are based on prices and costs as of the date of the estimate. Actual future net cash flows also will be affected by factors such as:

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

WE DEPEND ON SUCCESSFUL EXPLORATION, DEVELOPMENT AND ACQUISITIONS TO MAINTAIN RESERVES AND REVENUE IN THE FUTURE.

In general, the volume of production from natural gas and oil properties declines as reserves are depleted, with the rate of depletion dependent on reservoir characteristics. Our proved reserves will decline as reserves are produced unless we conduct successful exploration and development activities or acquire properties containing proved reserves, or both. Our future natural gas and oil production is, therefore, highly dependent on our level of success in finding or acquiring additional reserves. In addition, we must find partners for our exploratory activity. To the extent that others in the industry do not have the financial resources or choose not to participate in our exploration activities, we may be unable to complete our desired exploratory activity, and our ability to maintain or expand our asset base of natural gas and oil reserved would be impaired.

Index

NATURAL GAS AND OIL PRICES ARE HIGHLY VOLATILE, AND LOWER PRICES WILL NEGATIVELY AFFECT OUR FINANCIAL RESULTS.

Prevailing prices of natural gas and oil substantially affect our revenue, profitability, cash flow, future growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties. Historically, the markets for natural gas and oil prices have been volatile, and those markets are likely to continue to be volatile in the future. It is impossible to predict future natural gas and oil price movements with certainty. Prices for natural gas and oil are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors beyond our control. These factors include:

•	the level of consumer product demand;

•	overall economic conditions;

•	weather conditions;

•	domestic and foreign governmental relations;

•	the price and availability of alternative fuels;

•	political conditions;

•	the level and price of foreign imports of oil and liquefied natural gas; and

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree on and maintain oil price controls.

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

WE MAY NOT BE ABLE TO KEEP PACE WITH TECHNOLOGICAL DEVELOPMENTS IN OUR INDUSTRY.

The natural gas and oil industry is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. As others use or develop new technologies, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement those new technologies at substantial cost. In addition, particularly given our size, other natural gas and oil companies may have greater financial, technical and personnel resources that allow them to enjoy technological advantages and may in the future allow them to implement new technologies before we can. We may not be able to respond to these competitive pressures and implement new technologies on a timely basis or at an acceptable cost. If one or more of the technologies we use now or in the future were to become obsolete or if we are unable to use the most advanced commercially

Index

available technology that is appropriate for our activities, our business, financial condition and results of operations could be materially adversely affected.

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

WE MAY NOT HAVE ENOUGH INSURANCE TO COVER ALL OF THE RISKS WE FACE.

In accordance with customary industry practices, we maintain insurance coverage against some, but not all, potential losses in order to protect against the risks we face. We do not carry business interruption insurance. We may elect not to carry insurance if our management believes that the cost of available insurance is excessive relative to the risks presented. In addition, we cannot insure fully against pollution and environmental risks. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations. While we intend to obtain and maintain appropriate insurance coverage for these risks, there can be no assurance that our operations will not expose us to liabilities exceeding such insurance coverage or to liabilities not covered by insurance.

WE CANNOT CONTROL THE ACTIVITIES ON PROPERTIES WE DO NOT OPERATE AND ARE UNABLE TO ENSURE THEIR PROPER OPERATION AND PROFITABILITY.

We do not operate all of the properties in which we have an interest. As of December 31, 2004, a majority of the gross wells in which we had an interest were operated by others. We have limited ability to exercise influence over, and control the risks associated with, operations of the properties we do not operate. The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in ways that are in our best interests could reduce our production and revenues. The success and timing of our drilling and development activities on properties operated by others therefore depend on a number of factors outside of our control, including the operator’s

•	timing and amount of capital expenditures;

•	expertise and financial resources;

•	inclusion of other participants in drilling wells; and

•	use of technology.

THE MARKETABILITY OF OUR PRODUCTION DEPENDS ON FACILITIES THAT WE TYPICALLY DO NOT OWN OR CONTROL, WHICH COULD RESULT IN A CURTAILMENT OF PRODUCTION AND REVENUES.

The marketability of our production depends in part on the proximity of our reserves to, and the availability and capacity of, facilities and third party services, including oil and natural gas gathering systems, pipelines, trucking or terminal facilities and processing facilities. We generally deliver natural gas through gas gathering systems and gas pipelines that we do not own under interruptible or

Index

short-term transportation agreements. Under those of our transportation agreements that are interruptible, the transportation of our natural gas may be interrupted due to capacity constraints on the applicable system, for maintenance or repair of the system, or for other reasons as dictated by the particular agreements. The unavailability or lack of capacity of third party services and facilities could result in the shut-in of our producing wells or the delay or discontinuance of development plans for properties, any of which could adversely affect our revenues and financial condition.

OUR FUTURE ACQUISITIONS MAY YIELD REVENUES OR PRODUCTION THAT VARIES SIGNIFICANTLY FROM OUR PROJECTIONS.

In acquiring producing properties, we assess the recoverable reserves, future natural gas and oil prices, operating costs, potential liabilities and other factors relating to the properties. Our assessments are necessarily inexact and their accuracy is inherently uncertain. Our review of a subject property in connection with our acquisition assessment will not reveal all existing or potential problems or permit us to become sufficiently familiar with the property to assess fully its deficiencies and capabilities. We may not inspect every well, and we may not be able to observe structural and environmental problems even when we do inspect a well. If problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of those problems. Any acquisition of property interests may not be economically successful, and economically unsuccessful acquisitions may have a material adverse effect on our financial condition and future results of operations. We have grown primarily through exploratory activities rather than the acquisition of producing properties. Our experience in acquisitions, therefore, has been limited, which could heighten this risk.

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

Index

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

WHEN WE HEDGE THE PRICE RISKS ASSOCIATED WITH OUR PRODUCTION, WE MAY BE REQUIRED TO MAKE CASH PAYMENTS OR PREVENTED FROM BENEFITING TO THE FULLEST EXTENT POSSIBLE FROM INCREASES IN PRICES FOR NATURAL GAS AND OIL.

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

WE HAVE SUBSTANTIAL CAPITAL REQUIREMENTS THAT, IF NOT MET, MAY HINDER OPERATIONS.

We have experienced and expect to continue to experience substantial capital needs as a result of our active exploration, development and acquisition programs. We expect that additional external financing will be required in the future to fund our growth. We may not be able to obtain additional financing, and financing under existing or new credit facilities may not be available in the future. Even if additional capital becomes available, it may not be on terms acceptable to us. Without additional capital resources, we may be forced to limit or defer our planned natural gas and oil exploration and development program and thereby adversely affect the recoverability and ultimate value of our natural gas and oil properties, in turn materially adversely affecting our business, financial condition and results of operations. Our ability to raise additional capital will depend on the results of operations and the status of various capital and industry markets at the time such additional capital is sought. Accordingly, capital may not become available to us from any particular source or at all. Even if additional capital becomes available, it may not be on terms acceptable to us.

OUR CREDIT FACILITY CONTAINS OPERATING RESTRICTIONS AND FINANCIAL COVENANTS, AND WE MAY HAVE DIFFICULTY OBTAINING ADDITIONAL CREDIT.

Over the past few years, increases in commodity prices and proved reserve amounts and the resulting increase in our estimated discounted future net revenue have allowed us to increase our available borrowing amounts. In the future, commodity prices may decline, we may increase our borrowings or our borrowing base may be adjusted downward, thereby reducing our borrowing capacity. Our credit facility is secured by a pledge of substantially all of our producing natural gas and oil properties assets, is guaranteed by our subsidiary and contains covenants that limit additional borrowings, dividends to nonpreferred shareholders, the incurrence of liens, investments, sales or pledges of assets, changes in control, repurchases or redemptions for cash of our common or preferred stock, speculative commodity transactions and other matters. The credit facility also requires that specified financial ratios be maintained. We may not be able to refinance our debt or obtain additional financing, particularly in view of our credit facility’s restrictions on our ability to incur additional debt and the fact that substantially all of our assets are currently pledged to secure obligations under the credit facility. The restrictions of our credit facility and our difficulty in obtaining additional debt financing may have adverse consequences on our operations and financial results including:

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

Index

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

WE MAY RECORD CEILING LIMITATION WRITE-DOWNS THAT WOULD REDUCE OUR SHAREHOLDERS’ EQUITY.

We use the full-cost method of accounting for investments in natural gas and oil properties. Accordingly, we capitalize all the direct costs of acquiring, exploring for and developing natural gas and oil properties. Under the full-cost accounting rules, the net capitalized cost of natural gas and oil properties may not exceed a “ceiling limit” that is based on the present value of estimated future net revenues from proved reserves, discounted at 10%, plus the lower of the cost or the fair market value of unproved properties. If net capitalized costs of natural gas and oil properties exceed the ceiling limit, we must charge the amount of the excess to operations through depreciation, depletion and amortization expense. This charge is called a “ceiling limitation write-down.” This charge does not impact cash flow from operating activities but does reduce our shareholders’ equity. The risk that we will be required to write down the carrying value of our natural gas and oil properties increases when natural gas and oil prices are low or volatile. In addition, write-downs would occur if we were to experience sufficient downward adjustments to our estimated proved reserves or the present value of estimated future net revenues, as further discussed above in “Our reserve data and estimated discounted future net cash flows are estimates based on assumptions that may be inaccurate and are based on existing economic and operating conditions that may change in the future.” Once incurred, a write-down of natural gas and oil properties is not reversible at a later date.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure

Index

controls and procedures as of the end of the period covered by this report. As described below under Management’s Annual Report on Internal Control over Financial Reporting, we identified material weaknesses in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K/A, the Company’s disclosure controls and procedures were not effective. The Company has outlined a number of initiatives, as discussed below under paragraph (b) of this Item 9A.

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

Management assessed internal control over financial reporting of the Company and its subsidiary as of December 31, 2004. The Company’s management conducted its assessment in accordance with the Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”):

CLOSING CYCLE

Upon completion of the Company’s Sarbanes-Oxley Compliance assessment, the Company identified the following control deficiencies present in its closing cycle.

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

As described below, when considered in the aggregate, these deficiencies constituted a material weakness over the effectiveness of detection and monitoring controls over the financial statement close process. These deficiencies ultimately affect the accuracy of our financial statement reporting and disclosures. As a result, management has concluded that our internal controls over financial reporting were not effective as of December 31, 2004. The Company had previously noted conditions related to the sufficiency of review applied to the financial statement closing process in connection with the finalization of its 2003 financial statements.

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

Index

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

We plan to take the following initiatives in 2005: (1) increasing the level of our professional accounting staff, including the successful placement of a financial reporting professional (recruiting efforts were begun in the second half of 2004), (2) expanding the use of independent reviews by outside financial reporting experts during the vacancy of our financial reporting position, and (3) completing our transition to a new fully-integrated accounting software system (data conversion began in 2004) to automate processes and improve qualitative reviews. Until these initiatives are fully implemented, we will continue to rely on manual processes and require additional commitment of resources to the closing process to produce our financial records and reports. We have discussed this material weakness and our remediation steps with our Audit Committee.

Subsequent to management’s original annual report on internal controls over financial reporting in the Company’s 10-K/A filed on May 2, 2005, management determined that other material weaknesses existed as of December 31, 2004, as described in the following two paragraphs:

In connection with the preparation of our consolidated financial statements for the year ended December 31, 2005, we completed a review of our documentation practices underlying our derivative positions in 2004 and determined that we lacked sufficient contemporaneous documentation and did not timely designate our derivative positions at inception as cash flow hedges as required by Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” to account for these positions as cash flow hedges. Under cash flow hedge accounting, the after-tax change in the fair value of the open derivative positions (“fair value change”) is reported as Other Comprehensive Income in the equity section of the balance sheet. Alternatively, if the derivative does not qualify as a cash flow hedge, mark-to-market accounting requires that the fair value change be reported in earnings. This error came to management’s attention during the preparation of our Consolidated Financial Statements for the year ended December 31, 2005 which ultimately resulted in a restatement of our financial statements for 2004.

In the process of restating our financials to account for our derivatives on a mark-to-market basis, we discovered certain computational errors in the fair value of the Company’s derivatives that was previously reported in other comprehensive income in 2004. These errors resulted from the information we had relied upon to establish oil and gas prices used in connection with determining the fair value of the derivatives. For all the periods covered by our consolidated financial statements, we used a third-party website source to obtain New York Mercantile (“NYMEX”) oil and gas prices and then used those prices to determine the fair value of the derivatives. However, we determined in the course of our evaluation that the use of Houston Ship Channel prices was instead required for this purpose which matched the index used within our derivative agreements, furthermore we also determined that the information from the third party provider was not entirely reliable. As a result of the restatement relating to our change in the treatment of our derivatives, we no longer report the change in fair value of our derivatives in other comprehensive income but now record them as a change to earnings. Nevertheless, in marking these derivatives to market, the gains and losses reflected in other income and expense have been based upon corrected amounts that were not based upon the information from the third party provider. These items constituted an additional material weakness in our internal controls as of December 31, 2004. Additional information relating to these items is included in Note 3 to the Company’s consolidated financial statements.

PKF has issued its own attestation report on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, which is filed herewith.

(c) CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As described above in paragraph (b) of this Item 9A under Management’s Annual Report on Internal Control over Financial Reporting, the Company identified a material weakness in the Company’s internal control over financial reporting and has described a number of planned changes to its internal control over financial reporting during 2005 designed to remediate this weakness.

Index

(d) REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

Board of Directors and Shareholders
Carrizo Oil & Gas, Inc.
Houston, Texas

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting (Restated) appearing under Item 9A, that Carrizo Oil & Gas, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. In our report dated May 2, 2005, we expressed an unqualified opinion on management’s assessment that the Company did not maintain effective internal control over financial reporting and a qualified opinion on the effectiveness of internal control over financial reporting. As previously reported, a material weakness was identified and included in management’s assessment of internal control over financial reporting. Management identified, at that time, the following internal control deficiencies that constitute a material weakness:

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

As described in the following paragraph, the Company subsequently identified an error in its 2004 annual financial statements and 2004 interim financial statements, which caused such financial statements to be restated in April 2006. Management subsequently revised its assessment due to the identification of additional material weaknesses, described in the following paragraph, which resulted in the April 2006 financial statement restatements for 2004. Accordingly, our opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 expressed herein is different from that expressed in our initial report dated May 2, 2005.

Additional material weaknesses have been identified and included in management’s assessment regarding the fact that management did not design and maintain adequate controls over the accounting for derivative instruments in accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedge Activities.” Management concluded that

Index

derivatives entered into during 2004 lacked sufficient documentation to be accounted for as cash flow hedges. Furthermore, these hedges were not properly fair valued during these periods due to the failure to use the appropriate market index. These material weaknesses have caused the restatement of the consolidated financial statements for the year ended December 31, 2004 and for the three, six and nine month periods included in the quarterly reports on Form 10-Q for the periods ended March 31, June 30 and September 30, 2004. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended December 31, 2004 (as restated) and this report does not affect our report on such restated financial statements.

In our opinion, management’s revised assessment that Carrizo Oil & Gas, Inc. did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Carrizo Oil & Gas, Inc. has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the Consolidated Balance Sheet and the related Consolidated Statements of Income, Cash Flows, and Stockholders’ Equity of Carrizo Oil & Gas, Inc. as of and for the year ended December 31, 2004. Our report dated March 15, 2005 (April 10, 2006 as to the effects of the restatement discussed in Note 3) expressed an unqualified opinion on those financial statements and included an explanatory paragraph relating to the restatement described in Note 3 to the financial statements.

We do not express an opinion or any level of assurance on management’s statement referring to the effectiveness of the process instituted to remediate the material weaknesses.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
Described in Management’s Report on Internal Control over Financial Reporting (Restated) May 2, 2005 (April 10, 2006 as to the effects of the additional material weaknesses)

PART IV

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

(A)(3) EXHIBITS

EXHIBIT NUMBER	DESCRIPTION
2.1 --	Combination Agreement by and among the Company, Carrizo Production, Inc., Encinitas Partners Ltd., La Rosa Partners Ltd., Carrizo Partners Ltd., Paul B. Loyd, Jr., Steven A. Webster, S.P. Johnson IV, Douglas A.P. Hamilton and Frank A. Wojtek dated as of June 6, 1998 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-29187)).
3.1 --	Amended and Restated Articles of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

Index

EXHIBIT NUMBER	DESCRIPTION
3.2 --	Amended and Restated Bylaws of the Company, as amended by Amendment No. 1 (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A (Registration No. 000-22915), Amendment No. 2 (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 15, 1999) and Amendment No. 3 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 20, 2002).
10.1 --	Amendment No. 1 to the Letter Agreement Regarding Participation in the Company’s 2001 Seismic and Acreage Program, dated June 1, 2001 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
+10.2 --	Amended and Restated Incentive Plan of the Company effective as of February 17, 2000 (Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
+10.3 --	Amendment No. 1 to the Amended and Restated Incentive Plan of the Company (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
+10.4 --	Amendment No. 2 to the Amended and Restated Incentive Plan of the Company (Incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
+10.5 --	Amendment No. 3 to the Amended and Restated Incentive Plan of the Company (Incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated April 21, 2003).
+10.6 --	Amendment No. 4 to the Amended and Restated Incentive Plan of the Company (incorporated herein by reference to Appendix B to the Company’s Proxy Statement dated April 26, 2004).
+10.7 --	Employment Agreement between the Company and S.P. Johnson IV (Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-29187)).
+10.8 --	Employment Agreement between the Company and Kendall A. Trahan (Incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-29187)).
+10.9 --	Employment Agreement between the Company and J. Bradley Fisher (Incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-2 (Registration No. 333-111475)).
+10.10 --	Employment Agreement between the Company and Paul F. Boling (Incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-2 (Registration No. 333-111475)).
10.11 --	Form of Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
10.12 --	S Corporation Tax Allocation, Payment and Indemnification Agreement among the Company and Messrs. Loyd, Webster, Johnson, Hamilton and Wojtek (Incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-29187)).
10.13 --	S Corporation Tax Allocation, Payment and Indemnification Agreement among Carrizo Production, Inc. and Messrs. Loyd, Webster, Johnson, Hamilton and Wojtek (Incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Registration No. 333-29187)).
+10.14 --	Form of Amendment to Executive Officer Employment Agreement. (Incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated January 8, 1998).

Index

EXHIBIT NUMBER	DESCRIPTION
10.15 --	Securities Purchase Agreement dated December 15, 1999 among the Company, CB Capital Investors, L.P., Mellon Ventures, L.P., Paul B. Loyd Jr., Douglas A. P. Hamilton and Steven A. Webster (Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 15, 1999).
10.16 --	First Amendment to Securities Purchase Agreement dated as of June 7, 2004 among Carrizo Oil & Gas, Inc., Steelhead Investments Ltd., Douglas A.P. Hamilton, Paul B. Loyd, Jr., Steven A. Webster and Mellon Ventures, L.P. (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 10, 2004).
10.17 --	Form of Amended and Restated 9% Senior Subordinated Note due 2008 (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 10, 2004).
10.18 --	Second Amendment to Securities Purchase Agreement dated as of October 29, 2004 among Carrizo Oil & Gas, Inc. and the Investors named therein (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 3, 2004).
10.19 --	Shareholders Agreement dated December 15, 1999 among the Company, CB Capital Investors, L.P., Mellon Ventures, L.P., Paul B. Loyd Jr., Douglas A. P. Hamilton, Steven A. Webster, S.P. Johnson IV, Frank A. Wojtek and DAPHAM Partnership, L.P. (Incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 15, 1999).
10.20 --	First Amendment to Shareholders Agreement dated as of December 15, 1999 by and among Carrizo Oil & Gas, Inc, J.P. Morgan Partners (23A SBIC), LLC, Mellon Ventures, L.P., S.P. Johnson IV, Frank A. Wojtek, Steven A. Webster, Douglas A.P. Hamilton, Paul B. Loyd, Jr. and DAPHAM Partnership, L.P. dated April 21, 2004 (incorporated herein by reference to Exhibit 32 to the Schedule 13D/A filed by Paul B. Loyd, Jr. on May 27, 2004).
10.21 --	Second Amendment to Shareholders Agreement dated as of December 15,1999 by and among Carrizo Oil & Gas, Inc., J.P. Morgan Partners (23A SBIC), LLC, Mellon Ventures, L.P., S.P. Johnson IV, Frank A. Wojtek and Steven A. Webster dated June 7, 2004 (incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on June 10, 2004).
10.22 --	Registration Rights Agreement dated December 15, 1999 among the Company, CB Capital Investors, L.P. and Mellon Ventures, L.P. (Incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 8- K dated December 15, 1999).
10.23 --	Amended and Restated Registration Rights Agreement dated December 15, 1999 among the Company, Paul B. Loyd Jr., Douglas A. P. Hamilton, Steven A. Webster, S.P. Johnson IV, Frank A. Wojtek and DAPHAM Partnership, L.P. (Incorporated herein by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 15, 1999).
+10.24 --	Form of Amendment to Executive Officer Employment Agreement (Incorporated herein by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K dated December 15, 1999).
10.25 --	Form of Amendment to Director Indemnification Agreement (Incorporated herein by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K dated December 15, 1999).
10.26 --	Purchase and Sale Agreement by and between Rocky Mountain Gas, Inc. and CCBM, Inc., dated June 29, 2001 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.27 --	Securities Purchase Agreement dated February 20, 2002 among the Company, Mellon Ventures, L.P. and Steven A. Webster (Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 20, 2002).

Index

EXHIBIT NUMBER	DESCRIPTION
10.28 --	Warrant Agreement dated February 20, 2002 among the Company, Mellon Ventures, L.P. and Steven A. Webster (including Warrant Certificate) (Incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated February 20, 2002).
10.29 --	Registration Rights Agreement dated February 20, 2002 among the Company, Mellon Ventures, L.P. and Steven A. Webster (Incorporated herein by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated February 20, 2002).
+10.30 --	Form of Amendment to Executive Officer Employment Agreement (Incorporated herein by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K dated February 20, 2002).
10.31 --	Form of Amendment to Director Indemnification Agreement (Incorporated herein by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K dated February 20, 2002).
10.32 --	Contribution and Subscription Agreement dated June 23, 2003 by and among Pinnacle Gas Resources, Inc., CCBM, Inc., Rocky Mountain Gas, Inc. and the CSFB Parties listed therein (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.33 --	Transition Services Agreement dated June 23, 2003 by and between the Company and Pinnacle Gas Resources, Inc. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.34 --	Second Amended and Restated Credit Agreement dated as of September 30, 2004 by and among Carrizo Oil & Gas, Inc., CCBM, Inc., Hibernia National Bank, as Agent, Union Bank of California, N.A., as co-agent, and Hibernia National Bank and Union Bank of California, N.A., as lenders (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2004).
10.35 --	First Amendment to Second Amended and Restated Credit Agreement dated as of October 29, 2004 among Carrizo Oil & Gas, Inc., CCBM, Inc., Hibernia National Bank and Union Bank of California, N.A. (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 3, 2004).
10.36 --	Commercial Guaranty made and entered into as of September 30, 2004 by CCBM, Inc. in favor of Hibernia National Bank, as agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2004).
10.37 --	Amended and Restated Stock Pledge and Security Agreement dated and effective as of September 30, 2004 by Carrizo Oil & Gas, Inc. in favor of Hibernia National Bank, as agent (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 6, 2004).
10.38 --	Note Purchase Agreement dated as of October 29, 2004 among Carrizo Oil & Gas, Inc., the Purchasers named therein and PCRL Investments L.P., as collateral agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2004).
10.39 --	Form of 10% Senior Subordinated Secured Note due 2008 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2004).
10.40 --	Stock Pledge and Security Agreement dated as of October 29, 2004 by Carrizo Oil & Gas, Inc. in favor of PCRL Investments L.P., as collateral agent (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 3, 2004).
10.41 --	Commercial Guaranty dated as of October 29, 2004 by CCBM, Inc. in favor of PCRL Investments L.P., guarantying the indebtedness of Carrizo Oil & Gas, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 3, 2004).

Index

EXHIBIT NUMBER	DESCRIPTION
10.42 --	Registration Rights Agreement dated as of October 29, 2004 among Carrizo Oil & Gas, Inc. and the Investors named therein (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 3, 2004).
*+10.43 --	Form of Stock Option Award Agreement.
+10.44 --	Employment Agreement between the Company and Gregory E. Evans dated March 21, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2005).
*10.45 --	Director Compensation.
*10.46 --	Base Salaries and 2004 Annual Bonuses for certain Executive Officers.
*21.1 --	Subsidiaries of the Company.
**23.1 --	Consent of Pannell Kerr Forster of Texas, P.C.
**23.2 --	Consent of Ernst & Young LLP.
**23.3 --	Consent of Ryder Scott Company Petroleum Engineers.
**23.4 --	Consent of Fairchild & Wells, Inc.
**23.5 --	Consent of DeGolyer and MacNaughton.
**31.1 --	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**31.2 --	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1 --	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2 --	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.1 --	Summary of Reserve Report of Ryder Scott Company Petroleum Engineers as of December 31, 2004.
*99.2 --	Summary of Reserve Report of Fairchild & Wells, Inc. as of December 31, 2004.
*99.3 --	Summary of Reserve Report of DeGolyer and MacNaughton as of December 31, 2004.

__________
* Previously filed.
** Filed herewith.
+ Compensatory plan, contract or arrangement.

CARRIZO OIL & GAS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of
Carrizo Oil & Gas, Inc.

We have audited the accompanying consolidated balance sheet of Carrizo Oil & Gas, Inc. as of December 31, 2004 (restated) and the related consolidated statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2004 (restated). These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Carrizo Oil & Gas, Inc. at December 31, 2004 (restated), and the consolidated results of its operations and its cash flows for the year then ended (restated), in conformity with U.S. generally accepted accounting principles.

As referred to in Note 3, management of the Company determined that derivatives entered into during 2004 lacked sufficient documentation to be accounted for as cash flow hedges. As a result, the Company has restated its consolidated financial statements as of and for the year ended December 31, 2004.

/s/PANNELL KERR FORSTER OF TEXAS, P.C.

Houston, Texas
March 15, 2005
(Except for Note 3 for which the date
is April 10, 2006)

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Carrizo Oil & Gas, Inc.

We have audited the accompanying consolidated balance sheet of Carrizo Oil & Gas, Inc. as of December 31, 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of Carrizo Oil & Gas, Inc. as of December 31, 2001 and for the year then ended, were audited by other auditors who have ceased operations and whose report dated March 20, 2002, expressed an unqualified opinion on those statements.

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

/s/Ernst & Young LLP

Houston, Texas
March 25, 2004

Index

CARRIZO OIL & GAS, INC.

CONSOLIDATED BALANCE SHEETS

	As of December 31,
ASSETS	2003	2004
		(Restated)
	(In thousands)
CURRENT ASSETS:
Cash and cash equivalents	$3,322	$5,668
Accounts receivable, trade (net of allowance for doubtful accounts of
none and $325 at December 31, 2003 and 2004, respectively)	8,970	12,738
Advances to operators	1,877	1,614
Other current assets	156	1,924

Total current assets	14,325	21,944

PROPERTY AND EQUIPMENT, net-full-cost method of accounting for oil and natural gas properties (including unevaluated costs of properties of $32,978 and $45,067 at
December 31, 2003 and 2004, respectively)	135,273	205,482
Investment in Pinnacle Gas Resources, Inc.	6,637	5,229
Deferred financing costs, net	479	1,633
Other assets	89	57
	$156,803	$234,345

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable, trade	$19,515	$21,359
Accrued liabilities	1,057	7,624
Advances for joint operations	3,430	1,808
Current maturities of long-term debt	1,037	90
Current maturities of seismic obligation payable	1,103	-

Total current liabilities	26,142	30,881

LONG-TERM DEBT	34,113	62,884
ASSET RETIREMENT OBLIGATION	883	1,407
DEFERRED INCOME TAXES	12,479	18,113
COMMITMENTS AND CONTINGENCIES (Note 11)
CONVERTIBLE PARTICIPATING PREFERRED STOCK (10,000,000
shares of preferred stock authorized, of which 150,000 are shares designated as convertible participating shares, with 71,987 and zero convertible participating
shares issued and outstanding at December 31, 2003 and 2004, respectively) (Note 10)	7,114	-

SHAREHOLDERS' EQUITY:
Warrants (3,262,821 and 334,210 outstanding at December 31, 2003
and 2004, respectively)	780	80
Common stock, par value $.01 (40,000,000 shares authorized with 14,591,348 and
22,161,457 issued and outstanding at December 31, 2003 and 2004, respectively)	146	221
Additional paid in capital	65,103	99,766
Retained earnings	10,229	20,993
Accumulated other comprehensive income (loss)	(186)	-
Total shareholders' equity	76,072	121,060
	$156,803	$234,345

The accompanying notes are an integral part of these consolidated financial statements.

Index

CARRIZO OIL & GAS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2002	2003	2004
			(Restated)
	(In thousands except for per share amounts)

OIL AND NATURAL GAS REVENUES	$26,802	$38,508	$52,397

COSTS AND EXPENSES:
Oil and natural gas operating expenses (exclusive of
depletion, depreciation and amortization, shown separately below)	4,908	6,724	8,392
Depreciation, depletion and amortization	10,574	11,868	15,464
General and administrative	4,133	5,639	7,191
Accretion expenses related to asset retirement obligation	-	41	23
Stock option compensation (benefit)	(84)	313	1,064
Total costs and expenses	19,531	24,585	32,134

OPERATING INCOME	7,271	13,923	20,263

OTHER INCOME AND EXPENSES:
Mark-to-market loss on derivatives, net	-	-	(625)
Equity in loss of Pinnacle Gas Resources, Inc.	-	(830)	(1,399)
Other income and expenses	274	29	506
Interest income	55	58	75
Interest expense	(846)	(617)	(2,553)
Interest expense, related parties	(2,255)	(2,379)	(1,082)
Capitalized interest	3,100	2,919	2,938

INCOME BEFORE INCOME TAXES	7,599	13,103	18,123
INCOME TAXES (Note 7)	2,809	5,063	7,009

INCOME BEFORE CUMULATIVE EFFECT OF
CHANGE IN ACCOUNTING PRINCIPLE	4,790	8,040	11,114
DIVIDENDS AND ACCRETION ON PREFERRED STOCK	588	741	350
INCOME AVAILABLE TO COMMON SHAREHOLDERS
BEFORE CUMULATIVE EFFECT OF CHANGE
IN ACCOUNTING PRINCIPLE	4,202	7,299	10,764
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE,
NET OF INCOME TAXES	-	(128)	-
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$4,202	$7,171	$10,764

BASIC EARNINGS PER COMMON SHARE BEFORE CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.30	$0.51	$0.54
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE, NET OF INCOME TAXES	-	(0.01)	-
BASIC EARNINGS PER COMMON SHARE	$0.30	$0.50	$0.54
DILUTED EARNINGS PER COMMON SHARE BEFORE CUMULATIVE
EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE	$0.26	$0.44	$0.49
CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING
PRINCIPLE, NET OF INCOME TAXES	-	(0.01)	-
DILUTED EARNINGS PER COMMON SHARE	$0.26	$0.43	$0.49
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	14,158,438	14,311,820	19,958,452
DILUTED	16,148,443	16,744,296	21,818,065

The accompanying notes are an integral part of these consolidated financial statements.

Index

CARRIZO OIL & GAS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Warrants		Common Stock
	Number	Amount	Shares	Amount
		(Dollars in thousands)
BALANCE, January 1, 2002	3,010,189	$765	14,064,077	$141

Net income	-	-	-	-
Net change in fair value of
hedging instruments	-	-	-	-

Comprehensive income

Warrants issued	252,632	15	-	-
Common stock issued	-	-	113,306	1
Dividends and accretion of discount
on preferred stock	-	-	-	-

BALANCE, December 31, 2002	3,262,821	780	14,177,383	142

Net income	-	-	-	-
Net charge in fair value of
derivative financial instruments	-	-	-	-

Comprehensive income

Common stock issued	-	-	413,965	4
Dividends and accretion of
discount on preferred stock	-	-	-	-

BALANCE, December 31, 2003	3,262,821	780	14,591,348	146

Net income (Restated)	-	-	-	-
Net change in fair value of
derivative financial instruments (Restated)	-	-	-	-

Comprehensive income (Restated)

Warrants converted	(2,836,605)	(677)	2,067,621	20
Warrants exercised for cash	(92,006)	(23)	92,006	1
Common stock issued, secondary
offering, net of offering costs	-	-	3,655,500	37
Stock options exercised for cash	-	-	436,858	4
Preferred stock conversion	-	-	1,318,124	13
Tax benefit of stock options exercised	-	-	-	-
Stock option compensation	-	-	-	-
Dividends and accretion of
discount on preferred stock	-	-	-	-

BALANCE, December 31, 2004 (Restated)	334,210	$80	22,161,457	$221

The accompanying notes are an integral part of these consolidated financial statements.

Index

CARRIZO OIL & GAS, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

				Accumulated
	Additional		Retained	Other
	Paid in	Comprehensive	Earnings	Comprehensive	Shareholders'
	Capital	Income	(Deficit)	Income (loss)	Equity
	(Dollars in thousands)
BALANCE, January 1, 2002	$62,736		$(1,144)	$706	$63,204

Net income	-	$4,790	4,790	-	4,790
Net change in fair value of
hedging instruments	-	(1,094)	-	(1,094)	(1,094)

Comprehensive income		$3,696

Warrants issued	-		-	-	15
Common stock issued	488		-	-	489
Dividends and accretion of	-
discount on preferred stock			(588)	-	(588)

BALANCE, December 31, 2002	63,224		3,058	(388)	66,816

Net income	-	$7,912	7,912	-	7,912
Net change in fair value of
derivative financial instruments	-	202	-	202	202

Comprehensive income		$8,114

Common stock issued	1,879		-	-	1,883
Dividends and accretion of
discount on preferred stock	-		(741)	-	(741)

BALANCE, December 31, 2003	65,103		10,229	(186)	76,072

Net income (Restated)	-	$11,114	11,114	-	11,114
Net change in fair value of
derivative financial instruments	-	186	-	186	186
(Restated)
Comprehensive income (Restated)		$11,300

Warrants converted	657		-	-	-
Warrants exercised for cash	224		-	-	202
Common stock issued, secondary
offering, net of offering costs	23,262		-	-	23,299
Stock options exercised for cash	1,650		-	-	1,654
Preferred stock conversion	7,452		-	-	7,465
Tax benefit of stock options exercised	1,045		-	-	1,045
Stock option compensation	373		-	-	373
Dividends and accretion of
discount on preferred stock	-		(350)		(350)

BALANCE, December 31, 2004 (Restated)	$99,766		$20,993	-	$121,060

The accompanying notes are an integral part of these consolidated financial statements.

Index

CARRIZO OIL & GAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2002	2003	2004
			(Restated)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Income before cumulative effect of change
in accounting principle	$4,790	$8,040	$11,114
Adjustments to reconcile net income to net
cash provided by operating activities -
Depreciation, depletion and amortization	10,574	11,868	15,464
Fair value (gain) loss on derivative financial instruments	-	-	(400)
Provision for allowance for doubtful accounts	-	-	325
Accretion of discounts on asset retirement obligations and debt	86	161	177
Ineffective derivative instruments	(706)	119	-
Stock option compensation (benefit)	(84)	313	1,064
Equity in loss of Pinnacle Gas Resources, Inc.	-	830	1,399
Deferred income taxes	2,645	4,883	6,818
Other	-	-	296
Changes in assets and liabilities -
Accounts receivable	530	(762)	(4,094)
Other assets	(59)	335	(1,470)
Accounts payable	643	7,803	(689)
Accrued liabilities	153	41	2,497
Net cash provided by operating activities	18,572	33,631	32,501
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(23,343)	(31,930)	(83,891)
Proceeds from the sale of oil and natural gas properties	355	-	-
Change in capital expenditure accrual	(949)	1,755	4,955
Advances to operators	8	(1,377)	263
Advances for joint operations	1,182	1,879	(1,621)
Net cash used in investing activities	(22,747)	(29,673)	(80,294)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from sale of common stock:
Secondary offering, net of offering costs	-	-	23,299
Other	14	691	1,856
Net proceeds from sale of preferred stock	5,800	-	-
Net proceeds from debt issuance	8,613	-	16,200
Advances under borrowing base facility	-	-	24,000
Debt repayments	(8,745)	(5,951)	(13,737)
Deferred loan costs	-	-	(1,479)
Loss on ineffective derivatives	-	(119)	-
Net cash provided by (used in) financing activities	5,682	(5,379)	50,139

NET INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	1,507	(1,421)	2,346
CASH AND CASH EQUIVALENTS, beginning of year	3,236	4,743	3,322
CASH AND CASH EQUIVALENTS, end of year	$4,743	$3,322	$5,668

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest (net of amounts capitalized)	$1	$77	$697
Cash paid for income taxes	$-	$-	$-

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

Index

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

Index

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

Financial Instruments

The Company’s recorded financial instruments consist of cash, receivables, payables and long-term debt. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amount of bank debt approximates fair value as this borrowing bears interest at variable interest rates. The fair value of the 9% Senior Subordinated Notes payable and the 10% Senior Subordinated Secured Notes payable at December 31, 2004 was $28.8 million and $18.0 million, respectively. Fair values of these subordinated notes payable were determined based upon interest rates available to the Company at December 31, 2004 with similar terms.

Index

Stock-Based Compensation

The Company accounts for employee stock-based compensation using the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under this method, the Company records no compensation expense for stock options granted when the exercise price of those options is equal to or greater than the market price of the Company’s common stock on the date of grant. As allowed by SFAS No. 123, “Accounting for Stock Based Compensation,” the Company has continued to apply APB No. 25 for the purposes of determining net income.

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosure, an amendment of SFAS No. 123.” The Company has adopted the disclosure requirements of SFAS No. 148 and has elected to record employee compensation expense utilizing the intrinsic value method permitted under APB 25. The Company accounts for its employees’ stock-based compensation plan under APB Opinion No. 25 and its related interpretations. Accordingly, any deferred compensation expense would be recorded for stock options based on the excess of the market value of the common stock on the date the options were granted over the aggregate exercise price of the options. This deferred compensation would be amortized over the vesting period of each option to the extent that the market value exceeds the exercise price of the option. Had compensation cost been determined consistent with SFAS No. 123 “Accounting for Stock Based Compensation” for all options, the Company’s net income and earnings per share would have been as follows:

	For the Year Ended December 31,
	2002	2003	2004
	(In thousands except per share amounts)

Income available to common shareholders
before cumulative effect of change in accounting
principle as reported	$4,202	$7,299	$10,764

Add: Stock-based employee compensation
expense (benefit) recognized, net of tax	-	-	691

Less: Total stock-based employee
compensation expense determined under
fair value method for all awards, net of tax	(872)	(662)	(578)

Pro forma income available to common
shareholders before cumulative effect of change
in accounting principle	$3,330	$6,637	$10,877

Income available to common shareholders
before cumulative effect of change in accounting
principle per common share, as reported:
Basic	$0.30	$0.51	$0.54
Diluted	0.26	0.44	0.49

Pro Forma income available to common
shareholders before cumulative effect of change
in accounting principle per common share, as if
the fair value method had been applied to all awards:
Basic	$0.24	$0.46	$0.54
Diluted	0.21	0.40	0.50

Repriced options are accounted for as compensatory options using variable accounting treatment in accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Based Compensation − on Interpretation of APB No. 25”

Index

 (FIN 44). Under variable plan accounting, compensation expense is adjusted for increases or decreases in the fair market value of the Company’s common stock to the extent that the market value exceeds the exercise price of the option. Variable plan accounting is applied to the repriced options until the options are exercised, forfeited, or expire unexercised (See Note 12).

The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2002, 2003 and 2004: risk free interest rate of 4.8%, 4.0%, and 4.3%, respectively, expected dividend yield of 0%, expected life of 10 years and expected volatility of 77.7%, 72.2% and 43.2%, respectively.

Derivative Instruments and Hedging Activities

The Company uses derivatives to manage the price risk underlying its oil and gas production.

Upon entering into a derivative contract, the Company must either designate the derivative instrument as a hedge of the variability of cash flow to be received (cash flow hedge) or the derivative must be accounted for as a non-designated derivative. The Company documents all relationships between hedging instruments and hedged items, as well as its risk management objectives and strategy for undertaking various hedge transactions. This process includes linking all derivatives that are designed cash flow hedges to forecasted transactions. The Company also assesses whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in cash flows of hedged transactions. The cash flow hedges are marked-to-market each reporting period and are recorded as either an asset or as a liability on the balance sheet with the corresponding amount recorded as other comprehensive income, net of tax, within equity. Changes in the fair value of a cash flow hedge are recorded in other comprehensive income to the extent that the derivative is effective in offsetting changes in the fair value of the hedged item. Any ineffectiveness in the relationship between the cash flow and the hedged item is recognized currently in income. Gains and losses accumulated in other comprehensive income associated with the cash flow hedge are recognized in earnings as oil and natural gas revenues when the forecasted transaction occurs. However, in connection with the preparation of the Company’s financial statements for the year ended December 31, 2005, the Company determined that it had not timely designated its derivative instruments as cash flow hedges and lacked certain documentation for the derivatives entered into during 2004 to qualify for cash flow hedge accounting treatment. Alternatively, the Company must account for its non-designated derivative activities by marking the instruments to market and record the unrealized gains and/or loss to earnings. As a result, the Company is restating in this Form 10-K/A the consolidated financial statements for 2004 and the quarterly financial data for all periods in 2004. See Note 3 of the notes to the consolidated financial statements for further discussion of this financial restatement.

When hedge accounting is discontinued because it is probable that a forecasted transaction will not occur, the derivative will continue to be carried on the balance sheet at its fair value and gains and losses that were accumulated in other comprehensive income will be recognized in earnings immediately. In all other situations in which hedge accounting is discontinued, the derivative will be carried at fair value on the balance sheet with future changes in its fair value recognized in future earnings. See Note 14 with respect to the Company’s positions with an affiliate of Enron Corp.

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

Income Taxes

Under SFAS No. 109, “Accounting for Income Taxes,” deferred income taxes are recognized for the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts based on tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Concentration of Credit Risk

Substantially all of the Company’s accounts receivable result from oil and natural gas sales or joint interest billings to third parties in the oil and natural gas industry. This concentration of customers and joint interest owners may impact the Company’s overall credit risk in that these entities may be similarly affected by changes in economic and other industry conditions. The Company does not

Index

require collateral from its customers and the Company has not experienced material credit losses on such receivables. Further, the Company generally has the right to offset revenue against related billings to joint interest owners. Derivative contracts subject the Company to a concentration of credit risk. The Company transacts the majority of its derivative contracts with two counterparties.

Major Customers

The Company sold oil and natural gas production representing more than 10% of its oil and natural gas revenues as follows:

	For the Year Ended December 31,
	2002	2003	2004

WMJ Investments Corp.	-	16%	12%
Cokinos Natural Gas Company	12%	15%	17%
Gulfmark Energy, Inc.	-	14%	-
Texon L.P.	-	-	13%
Discovery Producer Services, LLC.	10%	-	-

Earnings Per Share

Supplemental earnings per share information is provided below:

	For the Year Ended December 31,
	(In thousands except share and per share amounts)
	Income			Shares			Per-Share Amount
	2002	2003	2004	2002	2003	2004	2002	2003	2004
Basic Earnings per Common Share
Income available to common shareholders
before cumulative effect of change in accounting
principle	$4,202	$7,299	$10,764	14,158,438	14,311,820	19,958,452	$0.30	$0.51	$0.54
Dilutive effect of Stock Options, Warrants and
Preferred Stock conversions	-	-	-	1,990,005	2,432,476	1,859,613
Diluted Earnings per Share
Income available to common shareholders
plus assumed conversions before cumulative
effect of change in accounting principle	$4,202	$7,299	$10,764	16,148,443	16,744,296	21,818,065	$0.26	$0.44	$0.49

	For the Year Ended December 31,
	(In thousands except share and per share amounts)
	Income			Shares			Per-Share Amount
	2002	2003	2004	2002	2003	2004	2002	2003	2004
Cumulative effect of change
in accounting principle net of income taxes
Basic Earnings per Common Share
Net loss available to common shareholders	$-	$(128)	$-	14,158,438	14,311,820	19,958,452	$0.00	$(0.01)	$0.00
Dilutive effect of Stock Options, Warrants and
Preferred Stock conversions	-	-	-	1,990,005	2,432,476	1,859,613
Diluted Earnings per Share
Cumulative effect of change in accounting principle
net of income taxes plus assumed conversions	$-	$(128)	$-	16,148,443	16,744,296	21,818,065	$0.00	$(0.01)	$0.00

Index
	For the Year Ended December 31,
	(In thousands except share and per share amounts)
	Income			Shares			Per-Share Amount
	2002	2003	2004	2002	2003	2004	2002	2003	2004
Basic Earnings per Common Share
Net income available to common shareholders	$4,202	$7,171	$10,764	14,158,438	14,311,820	19,958,452	$0.30	$0.50	$0.54
Dilutive effect of Stock Options, Warrants and
Preferred Stock conversions	-	-	-	1,990,005	2,432,476	1,859,613
Diluted Earnings per Share
Net income available to common shareholders
plus assumed conversions	$4,202	$7,171	$10,764	16,148,443	16,744,296	21,818,065	$0.26	$0.43	$0.49

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

Asset Retirement Obligation

In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that an asset retirement obligation (ARO) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which a legal obligation is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The cost of the tangible asset, including the initially recognized ARO, is depleted such that the cost of the ARO is recognized over the useful life of the asset. The ARO is recorded at fair value, and accretion expense will be recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash outflows discounted at the company’s credit-adjusted risk-free interest rate.

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

Index

The following table is a reconciliation of the asset retirement obligation liability since adoption:

	For the Year Ended December 31,
	2003	2004
	(in thousands)
Asset retirement obligation at beginning of year	$597	$883
Liabilities incurred	91	425
Liabilities settled	-	(29)
Accretion expense	42	23
Revisions in estimated liabilities	153	105

Asset retirement obligation at end of year	$883	$1,407

The following table shows the pro forma effect of the implementation on the Company’s income available to common shareholders before cumulative effect of change in accounting principle had SFAS No. 143 been adopted by the Company on January 1, 2002.

For the Year Ended
December 31,
2002
(In thousands, except
per share data)
Income Available to Common Shareholders	$4,202
Effect on Net Income had SFAS No. 143 been applied	(37)

Income Attributable to Common Stock before Cumulative
Effect of Change in Accounting Principle	$4,165

Basic Net Income per Common Share:
Net Income	$0.30
Effect on Net Income had SFAS No. 143 been applied	-

Net Income	$0.30

Diluted Net Income per Common Share:
Net Income	$0.26
Effect on Net Income had SFAS No. 143 been applied	-

Net Income	$0.26

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

In December 2004, SFAS No. 153, “Exchanges of Nonmonetary Assets - an Amendment of APB Opinion No. 29” is effective for fiscal years beginning after June 15, 2005. This statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of

Index

APB Opinion No. 29, “Accounting for Nonmonetary Transactions” and replaces it with an exception for exchanges that do not have commercial substance. The Company expects the adoption of SFAS No. 153 to have no impact on its consolidated financial statements.

In October 2004, the SEC released SAB 106, which expresses the staff’s views on the application of SFAS No. 143 by oil and gas producing companies following the full cost accounting method. SAB 106 provides interpretive responses related to computing the full cost ceiling to avoid double counting the expected future cash outflows associated with asset retirement obligations, required disclosure relating to the interaction of SFAS No. 143 and the full cost rules, and the impact of SFAS No. 143 on the calculation of depreciation, depletion and amortization. The Company is in the process of determining the impact of the requirements of SAB 106.

3. FINANCIAL RESTATEMENT

In connection with the preparation of the Company’s consolidated financial statements for the year ended December 31, 2005, the Company reviewed its accounting policy used to account for its derivatives on interest rate swaps on the Second Lien Credit Facility and for oil and natural gas prices on its proved producing properties (“Derivatives”) and determined that these the derivatives entered into in 2004 had not been timely designated and lacked sufficient documentation to be accounted for as cash flow hedges and should have been accounted for as non-designated derivatives instead of cash flow hedges in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” Accordingly, as a result of the changes in accounting for the Company’s derivatives for interest rate swaps and the oil and natural gas hedges the Company has restated its consolidated financial statements for the year ended December 31, 2004, as presented in this Form 10-K/A. All such derivatives in this restatement, including oil and gas derivatives and interest rate swaps, are now classified as non-designated derivatives and are marked-to-market, with realized and unrealized gains and losses being reflected as “mark-to-market gains (losses) on derivatives, net” within the other income and expense section of the Statement of Operations. In addition to the financial statements for the year ended December 31, 2004, these changes in accounting affect the four quarterly periods of 2004. Restatements of unaudited quarterly statements of operations are also presented in the table below.

Under cash flow hedge accounting, the after-tax change in the fair value of the open derivative positions (“fair value change”) is reported as Other Comprehensive Income in the equity section of the balance sheet. Alternatively, if the derivative does not qualify as a cash flow hedge, mark-to-market accounting requires that the fair value change be reported in earnings. For the Company’s cash flow commodity hedges, the Company had accounted for the realized gains and losses on these hedging activities in earnings within oil and natural gas revenues when the forecasted transaction occurred. The Company’s derivative instruments had previously been accounted for as cash flow hedges.

In the process of restating its financials to account for its derivatives on a mark-to-market basis, the Company discovered certain computational errors in the fair value of the Company’s derivatives that was previously reported in Other Comprehensive Income. These errors resulted from the information the Company had relied upon to establish oil and gas prices in connection with determining the fair value of the derivatives. For all the periods covered by the Company’s consolidated financial statements, the Company used a third-party website source to obtain oil and gas market prices and to calculate the fair value of the derivatives. However, the Company determined in the course of its evaluation that the information from the third party provider was not entirely reliable and that Houston Ship Channel market prices should have been used in the fair value computation in place of New York Mercantile (“NYMEX”) index prices. Nevertheless, in marking these derivatives to market, the gains and losses reflected in the other income and expense have been based upon corrected fair valuations and were not based upon the information from the third party provider.

Index

A comparison of the previously reported and restated amounts from the Company’s financial statements follows:

	For the Year Ended December 31, 2004
	As Reported	As Restated
Statement of Operations:
Oil and natural gas revenues	$51,374	$52,397
Operating income	19,240	20,263
Mark-to-market loss on derivatives, net	-	(625)
Income before income taxes	17,725	18,123
Income tax expense	6,871	7,009
Net income	$10,854	$11,114
Net income available to common shareholders	10,504	10,764
Earnings per common share:
Basic earnings per common share	$0.53	$0.54
Diluted earnings per common share	$0.48	$0.49

	For the Year Ended December 31, 2004
	As Reported	As Restated
Cash Flow Statement:
Net income	$10,854	$11,114
Fair value (gain) on derivative financial instrument	-	(400)
Deferred income taxes	6,678	6,818
Net cash provided by operating activities	32,501	32,501

	For the Year Ended December 31, 2004
	As Reported	As Restated
Statement of Shareholders’ Equity:
Net income	$10,854	$11,114
Accumulated other comprehensive income	59	-
Comprehensive income	11,099	11,300

	As of December 31, 2004
	As Reported	As Restated
Balance Sheet:
Other current assets	$1,614	$1,924
Total current assets	21,634	21,944
Other Assets	57	57
Total Assets	234,035	234,345
Accrued liabilities	7,516	7,624
Total current liabilities	30,772	30,881
Deferred income taxes	18,113	18,113
Retained earnings	20,733	20,993
Accumulated other comprehensive income	59	-
Total Liabilities and Shareholders’ Equity	234,035	234,345

Index

Quarterly Statements of Operations Data (Restated) (Unaudited)

	For the Quarters Ended
	March 31, 2004		June 30, 2004		September 30, 2004		December 31, 2004
	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated	As Reported	As Restated
Statement of Operations:
Oil and Natural Gas Revenues	$10,873	$10,861	$11,959	$11,935	$12,274	$13,041	$16,268	$16,560
Operating Income	3,801	3,789	3,907	3,883	5,274	6,041	6,258	6,550
Mark-to-market gain (loss) on derivatives, net	-	(972)	-	460	-	(1,296)	-	1,183
Income Before Income Taxes	3,536	2,552	3,526	3,962	5,469	4,940	5,194	6,669
Income tax expense	1,353	1,008	1,388	1,539	2,079	1,893	2,051	2,569
Net Income	2,183	1,544	2,138	2,423	3,390	3,047	3,143	4,100
Net Income Available to Common Shareholders	1,985	1,346	1,986	2,271	3,390	3,047	3,143	4,100
Earnings per common share:
Basic earnings per common share	$0.12	$0.08	$0.10	$0.12	$0.15	$0.14	$0.16	$0.19
Diluted earnings per common share	$0.10	$0.07	$0.09	$0.10	$0.15	$0.13	$0.14	$0.18

In conjunction with the restatement of the quarterly information above, the respective Form 10-Qs as previously filed for the quarterly periods ended March 31, 2004, June 30, 2004, and September 30, 2004 should no longer be relied upon.

4. INVESTMENT IN MICHAEL PETROLEUM CORPORATION

In 2000, the Company received a finder’s fee valued at $1.5 million from affiliates of Donaldson, Lufkin & Jenrette (“DLJ”) in connection with their purchase of a significant minority shareholder interest in Michael Petroleum Corporation (“MPC”). MPC is a privately held exploration and production company which focuses on the natural gas producing Lobo Trend in South Texas. The minority shareholder interest in MPC was purchased by entities affiliated with DLJ. The Company elected to receive the fee in the form of 18,947 shares of common stock, 1.9% of the outstanding common shares of MPC, which, until its sale in 2001, was accounted for as a cost basis investment. Steven A. Webster, who is the Chairman of the Board of the Company, and a Managing Director of Global Energy Partners Ltd., a merchant banking affiliate of DLJ which makes investments in energy companies, joined the Board of Directors of MPC in connection with the transaction.

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

Index

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

For accounting purposes, the transaction was treated as a reclassification of a portion of CCBM’s investments in the contributed properties to an investment in Pinnacle Gas Resources, Inc. The property contribution made by CCBM to Pinnacle is intended to be treated as a tax-deferred exchange as constituted by property transfers under section 351(a) of the Internal Revenue Code of 1986, as amended.

The reclassification of investments in contributed properties resulting from the transaction with Pinnacle are reflected in accordance with the full cost method of accounting in the Company’s December 31, 2003 balance sheet included in this Form 10-K/A.

6. PROPERTY AND EQUIPMENT

At December 31, 2003 and 2004, property and equipment consisted of the following:

	As of December 31,
	2003	2004
	(In thousands)
Proved oil and natural gas properties	$168,329	$241,746
Unproved oil and natural gas properties	32,978	45,067
Other equipment	742	846
Total property and equipment	202,049	287,659
Accumulated depreciation, depletion and amortization	(66,776)	(82,177)
Property and equipment, net	$135,273	$205,482

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

Index

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
7. INCOME TAXES

All of the Company’s income is derived from domestic activities. Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35% to pretax income as follows:

	For the Year Ended December 31,
	2002	2003	2004
	(In thousands)
Provision at the statutory tax rate	$2,660	$4,586	$6,343
Preferred dividend on Pinnacle	-	108	405
Increase in valuation allowance
for equity in loss of Pinnacle	-	189	70
State taxes	149	180	191

Income tax provision	$2,809	$5,063	$7,009

Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. At December 31, 2003 and 2004, the tax effects of these temporary differences resulted principally from the following:

	As of December 31,
	2003	2004
	(In thousands)
Deferred income tax assets:
Net operating loss carryforward	$1,763	$2,519
Hedge valuation	100	-
Equity in the loss of Pinnacle	189	274
Valuation allowance	(204)	(274)

	1,848	2,519

Deferred income tax liabilities:
Oil and gas acquisition, exploration
and development costs deducted for
tax purposes in excess of financial
statement DD&A	9,544	14,935
Capitalized interest	4,683	5,697
Hedge valuation	-	140
	14,227	20,772

Net deferred income tax liability	$12,379	$18,253

Index

The net deferred income tax liability is classified as follows:

	As of December 31,
	2003	2004
	(In thousands)
Other current assets	$100	$-
Accrued liabilities	-	140
Deferred income tax liability	12,479	18,113

Deferred income tax liability, net	$12,379	$18,253

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

8. LONG-TERM DEBT

At December 31, 2003 and 2004, long-term debt consists of the following:

	As of December 31,
	2003	2004
	(In thousands)

Credit Facility	$7,000	$18,000
Senior Secured notes(1)	-	16,268
Senior Subordinated notes(1)	-	28,584
Senior Subordinated notes, related parties(1)	26,992	-
Capital lease obligations	295	122
Non-recourse note payable to RMG	863	-

	35,150	62,974
Less: current maturities	(1,037)	(90)

	$34,113	$62,884
__________

(1) Amounts are presented net of discount of $0.3 and $2.0 million as of December 31, 2003 and 2004, respectively.

Credit Facility

On September 30, 2004, the Company entered into a Second Amended and Restated Credit Agreement with Hibernia National Bank and Union Bank of California, N.A. (the “Credit Facility”), which matures on September 30, 2007. The Credit Facility amended, restated and extended the Company’s prior credit facility (such prior facility herein referred to as the “Prior Credit Facility”). The Credit Facility provides for (1) a revolving line of credit of up to the lesser of the Facility A Borrowing Base and $75.0 million and (2) a term loan facility of up to the lesser of the Facility B Borrowing Base and $25.0 million. It is secured by substantially all of the Company’s assets and is guaranteed by the Company’s wholly-owned subsidiary, CCBM.

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

Index

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

The Company is subject to certain covenants under the terms of the Credit Facility, including, but not limited to the maintenance of the following financial covenants: (1) a minimum current ratio of 1.0 to 1.0 (including availability under the borrowing base), (2) a minimum quarterly debt services coverage of 1.25 times, (3) a minimum shareholders equity equal to $100.0 million, plus 100% of all subsequent common and preferred equity contributed by shareholders’ subsequent to June 30, 2004, plus 50% of all positive earning occurring subsequent to June 30, 2004, plus, 180 days after issuance of any second-lien subordinated debt with another lender (“the Secured Subordinated Debt”), an amount equal to the difference, if positive, of (A) 50% of the net proceeds from the issuance less (B) 100% of all common and preferred equity contributed by shareholders from September 30, 2004 to the date of the issuance of any Secured Subordinated Debt, and (4) a maximum total recourse debt to EBITDA ratio (as defined in the Credit Facility) of not more than 3.0 to 1.0. The Credit Facility also places restrictions on additional indebtedness, dividends to shareholders, liens, investments, mergers, acquisitions, asset dispositions, asset pledges and mortgages, change of control, repurchase or redemption for cash of the Company’s common stock, speculative commodity transactions and other matters.

In connection with the Senior Secured Notes Purchase Agreement, we amended the Credit Facility including without limitation, to: (1) amend the covenant regarding maintenance of a minimum shareholders’ equity, (2) add a new covenant requiring maintenance of a minimum EBITDA to interest expense ratio and (3) add other provisions and a consent which allow for the indebtedness incurred under the Senior Secured Notes.

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

Rocky Mountain Gas, Inc. Note

On June 29, 2001, CCBM, Inc. issued a non-recourse promissory note payable in the amount of $7.5 million to RMG as consideration for certain interests in oil and natural gas leases held by RMG in Wyoming and Montana. The RMG note was payable in 41-monthly principal payments of $0.1 million plus interest at 8% per annum commencing July 31, 2001 with the balance due December 31, 2004, all of which have been paid. The RMG note was secured solely by CCBM’s interests in the oil and natural gas leases in Wyoming and Montana. In connection with the Company’s investment in Pinnacle Gas Resources, Inc., the Company received a reduction in the principal amount of the RMG note of approximately $1.5 million and relinquished the right to certain revenues related to the properties contributed to Pinnacle. During the second quarter of 2004, CCBM relinquished a portion of its

Index

interests in certain oil and natural gas leases to RMG and reduced the principal due on the RMG note by $0.3 million.

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

The Company is subject to certain covenants under the terms of the Subordinated Notes securities purchase agreement, including but not limited to, (a) maintenance of a specified tangible net worth, (b) maintenance of a ratio of EBITDA (earnings before interest, taxes, depreciation and amortization) to quarterly Debt Service (as defined in the agreement) of not less than 1.00 to 1.00, (c) a limitation of its capital expenditures to an amount equal to the Company’s EBITDA for the immediately prior fiscal year (unless approved by the Company’s Board of Directors) and (d) a limitation on our Total Debt (as defined in the securities purchase agreement) to 3.5 times EBITDA for any twelve month period.

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

Index

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

The Senior Secured Notes are secured by a second lien on substantially all of the Company’s current proved producing reserves and non-reserve assets, guaranteed by the Company’s subsidiary, and subordinated to the Company’s obligations under the Credit Facility. The Senior Secured Notes bear interest at 10% per annum, payable quarterly on the 5th day of March, June, September and December of each year beginning March 5, 2005. The principal on the Senior Secured Notes is due December 15, 2008, and the Company has the option to prepay the Senior Secured Notes at any time. The Senior Secured Notes include an option that allows the Company to pay-in-kind 50% of the interest due until June 5, 2007 by increasing the principal due by a like amount. Subject to certain conditions, the Company has the option to pay the interest on and principal of (at maturity or upon prepayment) the Senior Secured Notes with the Company’s common stock, as long as the Secured Note Purchaser not hold more than 9.99% of the number of shares of the Company’s common stock outstanding immediately after giving effect to such payment. The value of such shares issued as payment on the Senior Secured Notes is determined based on 90% of the volume weighted average trading price during a specified period of days beginning with the date of the payment notice and ending before the payment date. Issuance costs related to the transaction were $0.5 million and have been recorded as deferred financing costs amortized to interest expense over the life of the Senior Secured Notes.

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

The Senior Secured Notes Purchase Agreement includes certain representations, warranties and covenants by the parties thereto. The Company is subject to certain covenants under the terms of the Senior Secured Notes Purchase Agreement, including, without limitation, the maintenance of the following financial covenants: (1) a maximum total recourse debt to EBITDA ratio of not more than 3.50 to 1.0, (2) a minimum EBITDA to interest expense ratio of 2.50 to 1.0, and (3) as of April 30, 2005, a minimum tangible net worth of $12.5 million in excess of the Company’s tangible net worth as of September 30, 2004. Upon a change of control, any holders of the Senior Secured Notes may require the Company to repurchase such holders’ Senior Secured Notes at a price equal to then outstanding principal amount of such Senior Secured Notes, together with all interest accrued on such Senior Secured Notes through the date of repurchase. The Senior Secured Notes Purchase Agreement also places restrictions on additional indebtedness, dividends to stockholders, liens, investments, mergers, acquisitions, asset dispositions, asset pledges and mortgages, repurchase or redemption for cash of the Company’s common stock, speculative commodity transactions and other matters. The Senior Secured Notes Purchaser is an affiliate of the Subordinated Notes Purchaser.

Estimated maturities of long-term debt are $0.1 million in 2005, none in 2006, $18.0 million in 2007, and the remainder in 2008.

At December 31, 2004, the Company was in compliance with all of its debt covenants.

9. SEISMIC OBLIGATION PAYABLE

In 2002, the Company acquired (or obtained the right to acquire) certain seismic data in its core areas in the Texas and Louisiana Gulf Coast regions. Under the terms of the acquisition agreements, the Company was required to make monthly payments of $0.1 million through March 2004 and an additional payment of $0.8 million in April 2004. All payments have been made.

Index

10. CONVERTIBLE PARTICIPATING PREFERRED STOCK

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

11. COMMITMENTS AND CONTINGENCIES

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

In July 2001, the Company was notified of a prior lease in favor of a predecessor of ExxonMobil purporting to be valid and covering the same property as the Company’s Neblett lease in Starr County, Texas. The Neblett lease is part of a unit in N. La Copita Prospect in which the Company owns a non-operating interest. The operator of the lease, GMT, filed a petition for, and was granted, a temporary restraining order against ExxonMobil in the 229th Judicial Court in Starr County, Texas enjoining ExxonMobil from taking possession of the Neblett wells. Pending resolution of the underlying title issue, the temporary restraining order was extended voluntarily by agreement of the parties, conditioned on GMT paying the revenues into escrow and agreeing to provide ExxonMobil with certain discovery materials in this action. ExxonMobil has filed a counterclaim against GMT and all the non-operators, including the Company, to establish the validity of their lease, remove cloud on title, quiet title to the property, and for conversion, trespass and punitive damages. The Company, along with GMT and other partners, reached a final settlement with ExxonMobil on February 11, 2003. Under the terms of the settlement, the Company recovered the balance of its drilling costs (approximately $0.1 million) and certain other costs and retained no further interest in the property. No reserves with respect to these properties were included in the Company’s reported proved reserves as of December 31, 2002.

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

Index

Year ended
December 31,	Amount
(In thousands)

2005	$222
2006	477
2007	477
2008	477
2009	477
Remainder	1,056

$3,186

12. SHAREHOLDERS’ EQUITY

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

The Company issued 413,965 and 7,570,109 shares of common stock during the years ended December 31, 2003 and 2004, respectively. In June of 1997, the Company established the Incentive Plan of Carrizo Oil & Gas, Inc. (the “Incentive Plan”). The shares issued during the year ended December 31, 2003 were the result of the exercise of options granted under the Company’s Incentive Plan. The shares issued during the year ended December 31, 2004, consisted of 3,655,500 shares issued through the public offering, 2,159,627 shares issued through the exercise of warrants, 1,318,124 shares issued through the conversion of Series B Preferred Stock and the balance issued through the exercise of options granted under the Company’s Incentive Plan.

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

The Company may grant options (“Incentive Plan Options”) to purchase up to 2,350,000 shares under the Incentive Plan and has granted options covering 1,955,168 shares through December 31, 2004. Through December 31, 2004, 739,656 stock options had been exercised. A summary of the status of the Company’s stock options at December 31, 2002, 2003 and 2004 is presented in the table below:

Index

	2002
		Weighted
		Average	Range of
		Exercise	Exercise
	Shares	Prices	Prices
Outstanding at beginning of year	1,636,657	$3.49	$1.75 - $8.00
Granted (Incentive Plan Options)	54,500	$4.31	$3.76 - $5.37
Exercised (Incentive Plan Options)	(6,834)	$2.12	$2.00 - $2.25
Expired (Incentive Plan Options)	(54,000)	$6.38	$1.75 - $8.00
Outstanding at end of year	1,630,323	$3.35	$1.75 - $8.00
Exercisable at end of year	1,048,212	$3.28
Weighted average of fair value of
options granted during the year	$3.57

	2003
		Weighted
		Average	Range of
		Exercise	Exercise
	Shares	Prices	Prices
Outstanding at beginning of year	1,630,323	$3.35	$1.75 - $8.00
Granted (Incentive Plan Options)	257,500	$4.63	$4.37 - $5.75
Exercised (Pre-IPO Options)	(85,000)	$3.60	$3.60
Exercised (Incentive Plan Options)	(161,001)	$2.39	$2.00 - $4.40
Expired (Incentive Plan Options)	(4,000)	$3.33	$2.25 - $4.40
Outstanding at end of year	1,637,822	$3.63	$1.75 - $8.00
Exercisable at end of year	1,261,655	$3.44
Weighted average of fair value of
options granted during the year	$3.65

	2004
		Weighted
		Average	Range of
		Exercise	Exercise
	Shares	Prices	Prices
Outstanding at beginning of year	1,637,822	$3.63	$1.75 - $8.00
Granted (Incentive Plan Options)	131,668	$8.01	$6.98 - $9.215
Exercised (Pre-IPO Options)	(88,825)	$3.60	$3.60
Exercised (Incentive Plan Options)	(348,033)	$3.83	$1.8125 - $8.00
Expired (Incentive Plan Options)	(7,331)	$5.89	$4.40 - $8.00
Outstanding at end of year	1,325,301	$4.09	$1.75 - $9.215
Exercisable at end of year	1,009,243	$3.49
Weighted average of fair value of
options granted during the year	$4.86

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

Index

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

In December 1999, the Company reduced the exercise price of certain warrants originally issued to affiliates of Enron Corp. in January 1998. 250,000 of these warrants outstanding as of December 31, 2003 and 2004 were exercised in January 2005, for 250,000 shares of the Company’s common stock at $4.00 per share.

13. RELATED-PARTY TRANSACTIONS

During the years ended December 31, 2003 and 2004, the Company incurred drilling costs in the amount of and $2.2 million and $1.6 million, respectively, with Grey Wolf Drilling. Mr. Webster is the Chairman of the Board of Carrizo and a member of the Board of Directors of Grey Wolf Drilling. During the year ended December 31, 2003 and 2004, the Company incurred lease operating costs of $0.4 million and $0.4 million, respectively, with Basic Services, Inc. Mr. Webster and Mr. Johnson are members of the Board of Directors of Basic Services, Inc. It is management’s opinion that the transactions with both of these entities were performed at prevailing market rates.

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

See Notes 5, 8 and 10 for a discussion of the investment in Pinnacle, Subordinated Notes and Series B Preferred Stock with parties that include members of the Company’s Board of Directors or their affiliates.

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

14. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITY

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

As of December 31, 2003 and 2004, the unrealized gain/(loss), net of tax, on oil and gas derivative instruments related to the mark-

Index

to-market valuation was $0.2 million and $0.4 million, respectively, which are presented as mark-to-market gain(loss) on derivatives, net in the other income and expense section of our restated Statement of Operations.

Total oil purchased and sold under swaps and collars during 2002, 2003 and 2004 were 131,300 Bbls, 193,600 Bbls and 121,700 Bbls, respectively. Total natural gas purchased and sold under swaps and collars in 2002, 2003 and 2004 were 2,314,000 MMBtu, 2,739,000 MMBtu and 3,936,000 MMBtu, respectively. The net losses realized by the Company under such hedging arrangements were $(0.9) million, $(1.8) million and $(1.0) million for 2002, 2003 and 2004, respectively, and are included in other income and expense.

At December 31, 2003 and 2004 the Company had the following outstanding derivative positions:

As of December 31, 2003
	Contract Volumes		Average	Average	Average
Quarter	BBls	MMbtu	Fixed Price	Floor Price	Ceiling Price
First Quarter 2004	27,000		$30.36
First Quarter 2004		180,000	6.67
First Quarter 2004		546,000		$4.10	$7.00
Second Quarter 2004	18,300		30.38
Second Quarter 2004		546,000		4.00	5.60
Third Quarter 2004		552,000		4.00	5.60
Fourth Quarter 2004		369,000		4.00	5.80

As of December 31, 2004
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

15. SUBSEQUENT EVENT

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

Index

16.	SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)

The following disclosures provide unaudited information required by SFAS No. 69, “Disclosures About Oil and Gas Producing Activities.”

Costs Incurred

Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below:

	For the Year Ended December 31,
	2002	2003	2004
	(In thousands)
Property acquisition costs
Unproved	$6,402	$7,280	$21,831
Proved	660	-	8,357
Exploration costs	14,194	23,745	39,181
Development costs	2,351	112	12,697
Asset retirement obligation	-	744	529
Total costs incurred (1)	$23,607	$31,881	$82,595
__________

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

The Company’s net ownership interests in estimated quantities of proved oil and natural gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below:

Index

	Thousands of Barrels of
	Oil and Condensate
	at December 31,
	2002	2003	2004
Proved developed and undeveloped reserves -
Beginning of year	6,857	8,381	8,714
Purchase of oil and natural gas properties in place	-	-	5
Discoveries and extensions	369	231	208
Revisions	1,568	553	500
Sales of oil and gas properties in place	(12)	(1)	-
Production	(401)	(450)	(309)
End of year	8,381	8,714	9,118
Proved developed reserves at beginning of year	1,158	1,393	1,395
Proved developed reserves at end of year	1,393	1,395	1,459

	Millions of Cubic Feet
	of Natural Gas
	at December 31,
	2002	2003	2004
Proved developed and undeveloped reserves -
Beginning of year	17,858	12,922	18,069
Purchase of oil and natural gas properties in place	585	-	13,390
Discoveries and extensions	3,280	10,305	32,002
Revisions	(3,726)	129	(2,378)
Sales of oil and gas properties in place	(274)	(523)	-
Production	(4,801)	(4,764)	(6,462)
End of year	12,922	18,069	54,621
Proved developed reserves at beginning of year	13,754	12,826	17,098
Proved developed reserves at end of year	12,826	17,098	28,066

Carrizo uses the equity method of accounting to record its minority ownership in the operations of Pinnacle, formed in June 2003. Accordingly, the proved reserve tables, above, do not include the Company’s interest ownership, 22.7% on a fully diluted basis, in the proved reserves of Pinnacle at the end of 2004, or an estimated 5.6 Bcfe of proved reserves.

Standardized Measure

The standardized measure of discounted future net cash flows relating to the Company’s ownership interests in proved oil and natural gas reserves as of year-end is shown below:

	For the Year Ended December 31,
	2002	2003	2004
	(In thousands)
Future cash inflows	$305,087	$375,160	$685,598
Future oil and natural gas operating expenses	142,597	167,090	244,618
Future development costs	15,259	15,943	55,730
Future income tax expenses	33,232	45,540	108,295
Future net cash flows	113,999	146,587	276,955
10% annual discount for estimating timing of cash flows	49,702	58,961	127,234
Standard measure of discounted future net cash flows	$64,297	$87,626	$149,721

Index

Future cash flows are computed by applying year-end prices of oil and natural gas to year-end quantities of proved oil and natural gas reserves. Average prices used in computing year end 2002, 2003 and 2004 future cash flows were $29.16, $30.29 and $41.18 for oil, respectively and $4.70, $6.19 and $5.68 for natural gas, respectively. Future operating expenses and development costs are computed primarily by the Company’s petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company’s proved oil and natural gas reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions.

Future income taxes are based on year-end statutory rates, adjusted for tax basis and availability of applicable tax assets. A discount factor of 10% was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost or fair market value of the Company’s oil and natural gas properties. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

Change in Standardized Measure

Changes in the standardized measure of future net cash flows relating to proved oil and natural gas reserves are summarized below:

	For The Year Ended December 31,
	2002	2003	2004
	(In thousands)
Changes due to current-year operations -
Sales of oil and natural gas, net of oil
and natural gas operating expenses	$(23,377)	$(34,177)	$(42,982)
Extensions and discoveries	20,680	42,530	80,933
Purchases of oil and gas properties	888	-	16,467
Changes due to revisions in standardized variables
Prices and operating expenses	36,511	8,654	34,516
Income taxes	(12,748)	(9,606)	(31,667)
Estimated future development costs	417	(377)	12,951
Revision of quantities	8,818	5,374	(1,307)
Sales of reserves in place	(191)	(836)	-
Accretion of discount	4,795	8,304	11,485
Production rates, timing and other	(12,880)	3,463	(18,301)
Net change	22,913	23,329	62,095
Beginning of year	41,384	64,297	87,626
End of year	$64,297	$87,626	$149,721

Sales of oil and natural gas, net of oil and natural gas operating expenses, are based on historical pretax results. Sales of oil and natural gas properties, extensions and discoveries, purchases of minerals in place and the changes due to revisions in standardized variables are reported on a pretax discounted basis, while the accretion of discount is presented on an after-tax basis.

Index

17.	SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)

2004 (Restated - Note 3)	First	Second	Third	Fourth
	(In thousands except per share amounts)
Revenues	$10,861	$11,935	$13,041	$16,560
Costs and expenses, net	9,317	9,512	9,994	12,460
Net income	1,544	2,423	3,047	4,100
Dividends and accretion	198	152	-	-
Net income available to common
shareholders	$1,346	$2,271	$3,047	$4,100
Basic net income per share (1)	$0.08	$0.12	$0.14	$0.19
Diluted net income per share (1)	$0.07	$0.10	$0.13	$0.18

	First	Second	Third	Fourth
	(In thousands except per share amounts)
2003
Revenues	$10,663	$8,828	$10,123	$8,893
Costs and expenses, net	7,693	6,868	8,041	7,866
Net income	2,970	1,960	2,082	1,027
Dividends and accretion	181	181	190	189
Net income available to common
shareholders before cumulative effect
of change in accounting principle	$2,789	$1,779	$1,892	$838
Cumulative effect of change in
accounting principle	128	-	-	-
Net income available to
common shareholders	$2,661	$1,779	$1,892	$838
Basic net income per share (1)	$0.19	$0.13	$0.13	$0.06
Diluted net income per share (1)	$0.16	$0.11	$0.11	$0.05
__________

(1) The sum of individual quarterly net income per common share may not agree with year-to-date net income per common share as each period’s computation is based on the weighted average number of common shares outstanding during that period.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARRIZO OIL & GAS, INC.

By: /s/ Paul F. Boling
Paul F. Boling
Chief Financial Officer, Vice President,
Secretary and Treasurer

Date: June 12, 2006

Index

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION
2.1 --	Combination Agreement by and among the Company, Carrizo Production, Inc., Encinitas Partners Ltd., La Rosa Partners Ltd., Carrizo Partners Ltd., Paul B. Loyd, Jr., Steven A. Webster, S.P. Johnson IV, Douglas A.P. Hamilton and Frank A. Wojtek dated as of June 6, 1998 (Incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-29187)).
3.1 --	Amended and Restated Articles of Incorporation of the Company (Incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
3.2 --	Amended and Restated Bylaws of the Company, as amended by Amendment No. 1 (Incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A (Registration No. 000-22915), Amendment No. 2 (Incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 15, 1999) and Amendment No. 3 (Incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 20, 2002).
10.1 --	Amendment No. 1 to the Letter Agreement Regarding Participation in the Company’s 2001 Seismic and Acreage Program, dated June 1, 2001 (Incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
+10.2 --	Amended and Restated Incentive Plan of the Company effective as of February 17, 2000 (Incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).
+10.3 --	Amendment No. 1 to the Amended and Restated Incentive Plan of the Company (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).
+10.4 --	Amendment No. 2 to the Amended and Restated Incentive Plan of the Company (Incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).
+10.5 --	Amendment No. 3 to the Amended and Restated Incentive Plan of the Company (Incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated April 21, 2003).
+10.6 --	Amendment No. 4 to the Amended and Restated Incentive Plan of the Company (incorporated herein by reference to Appendix B to the Company’s Proxy Statement dated April 26, 2004).
+10.7 --	Employment Agreement between the Company and S.P. Johnson IV (Incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-29187)).
+10.8 --	Employment Agreement between the Company and Kendall A. Trahan (Incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-29187)).
+10.9 --	Employment Agreement between the Company and J. Bradley Fisher (Incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-2 (Registration No. 333-111475)).
+10.10 --	Employment Agreement between the Company and Paul F. Boling (Incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-2 (Registration No. 333-111475)).
10.11 --	Form of Indemnification Agreement between the Company and each of its directors and executive officers (Incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

Index

EXHIBIT NUMBER	DESCRIPTION
10.12 --	S Corporation Tax Allocation, Payment and Indemnification Agreement among the Company and Messrs. Loyd, Webster, Johnson, Hamilton and Wojtek (Incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-29187)).
10.13 --	S Corporation Tax Allocation, Payment and Indemnification Agreement among Carrizo Production, Inc. and Messrs. Loyd, Webster, Johnson, Hamilton and Wojtek (Incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Registration No. 333-29187)).
+10.14 --	Form of Amendment to Executive Officer Employment Agreement. (Incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated January 8, 1998).
10.15 --	Securities Purchase Agreement dated December 15, 1999 among the Company, CB Capital Investors, L.P., Mellon Ventures, L.P., Paul B. Loyd Jr., Douglas A. P. Hamilton and Steven A. Webster (Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 15, 1999).
10.16 --	First Amendment to Securities Purchase Agreement dated as of June 7, 2004 among Carrizo Oil & Gas, Inc., Steelhead Investments Ltd., Douglas A.P. Hamilton, Paul B. Loyd, Jr., Steven A. Webster and Mellon Ventures, L.P. (incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on June 10, 2004).
10.17 --	Form of Amended and Restated 9% Senior Subordinated Note due 2008 (incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on June 10, 2004).
10.18 --	Second Amendment to Securities Purchase Agreement dated as of October 29, 2004 among Carrizo Oil & Gas, Inc. and the Investors named therein (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on November 3, 2004).
10.19 --	Shareholders Agreement dated December 15, 1999 among the Company, CB Capital Investors, L.P., Mellon Ventures, L.P., Paul B. Loyd Jr., Douglas A. P. Hamilton, Steven A. Webster, S.P. Johnson IV, Frank A. Wojtek and DAPHAM Partnership, L.P. (Incorporated herein by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 15, 1999).
10.20 --	First Amendment to Shareholders Agreement dated as of December 15, 1999 by and among Carrizo Oil & Gas, Inc, J.P. Morgan Partners (23A SBIC), LLC, Mellon Ventures, L.P., S.P. Johnson IV, Frank A. Wojtek, Steven A. Webster, Douglas A.P. Hamilton, Paul B. Loyd, Jr. and DAPHAM Partnership, L.P. dated April 21, 2004 (incorporated herein by reference to Exhibit 32 to the Schedule 13D/A filed by Paul B. Loyd, Jr. on May 27, 2004).
10.21 --	Second Amendment to Shareholders Agreement dated as of December 15,1999 by and among Carrizo Oil & Gas, Inc., J.P. Morgan Partners (23A SBIC), LLC, Mellon Ventures, L.P., S.P. Johnson IV, Frank A. Wojtek and Steven A. Webster dated June 7, 2004 (incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on June 10, 2004).
10.22 --	Registration Rights Agreement dated December 15, 1999 among the Company, CB Capital Investors, L.P. and Mellon Ventures, L.P. (Incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 8- K dated December 15, 1999).
10.23 --	Amended and Restated Registration Rights Agreement dated December 15, 1999 among the Company, Paul B. Loyd Jr., Douglas A. P. Hamilton, Steven A. Webster, S.P. Johnson IV, Frank A. Wojtek and DAPHAM Partnership, L.P. (Incorporated herein by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 15, 1999).
+10.24 --	Form of Amendment to Executive Officer Employment Agreement (Incorporated herein by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K dated December 15, 1999).

Index

EXHIBIT NUMBER	DESCRIPTION
10.25 --	Form of Amendment to Director Indemnification Agreement (Incorporated herein by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K dated December 15, 1999).
10.26 --	Purchase and Sale Agreement by and between Rocky Mountain Gas, Inc. and CCBM, Inc., dated June 29, 2001 (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).
10.27 --	Securities Purchase Agreement dated February 20, 2002 among the Company, Mellon Ventures, L.P. and Steven A. Webster (Incorporated herein by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated February 20, 2002).
10.28 --	Warrant Agreement dated February 20, 2002 among the Company, Mellon Ventures, L.P. and Steven A. Webster (including Warrant Certificate) (Incorporated herein by reference to Exhibit 99.4 to the Company’s Current Report on Form 8-K dated February 20, 2002).
10.29 --	Registration Rights Agreement dated February 20, 2002 among the Company, Mellon Ventures, L.P. and Steven A. Webster (Incorporated herein by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated February 20, 2002).
+10.30 --	Form of Amendment to Executive Officer Employment Agreement (Incorporated herein by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K dated February 20, 2002).
10.31 --	Form of Amendment to Director Indemnification Agreement (Incorporated herein by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K dated February 20, 2002).
10.32 --	Contribution and Subscription Agreement dated June 23, 2003 by and among Pinnacle Gas Resources, Inc., CCBM, Inc., Rocky Mountain Gas, Inc. and the CSFB Parties listed therein (Incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.33 --	Transition Services Agreement dated June 23, 2003 by and between the Company and Pinnacle Gas Resources, Inc. (Incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).
10.34 --	Second Amended and Restated Credit Agreement dated as of September 30, 2004 by and among Carrizo Oil & Gas, Inc., CCBM, Inc., Hibernia National Bank, as Agent, Union Bank of California, N.A., as co-agent, and Hibernia National Bank and Union Bank of California, N.A., as lenders (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2004).
10.35 --	First Amendment to Second Amended and Restated Credit Agreement dated as of October 29, 2004 among Carrizo Oil & Gas, Inc., CCBM, Inc., Hibernia National Bank and Union Bank of California, N.A. (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 3, 2004).
10.36 --	Commercial Guaranty made and entered into as of September 30, 2004 by CCBM, Inc. in favor of Hibernia National Bank, as agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2004).
10.37 --	Amended and Restated Stock Pledge and Security Agreement dated and effective as of September 30, 2004 by Carrizo Oil & Gas, Inc. in favor of Hibernia National Bank, as agent (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 6, 2004).
10.38 --	Note Purchase Agreement dated as of October 29, 2004 among Carrizo Oil & Gas, Inc., the Purchasers named therein and PCRL Investments L.P., as collateral agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 3, 2004).

Index

EXHIBIT NUMBER	DESCRIPTION
10.39 --	Form of 10% Senior Subordinated Secured Note due 2008 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 3, 2004).
10.40 --	Stock Pledge and Security Agreement dated as of October 29, 2004 by Carrizo Oil & Gas, Inc. in favor of PCRL Investments L.P., as collateral agent (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on November 3, 2004).
10.41 --	Commercial Guaranty dated as of October 29, 2004 by CCBM, Inc. in favor of PCRL Investments L.P., guarantying the indebtedness of Carrizo Oil & Gas, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on November 3, 2004).
10.42 --	Registration Rights Agreement dated as of October 29, 2004 among Carrizo Oil & Gas, Inc. and the Investors named therein (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 3, 2004).
*+10.43 --	Form of Stock Option Award Agreement.
+10.44 --	Employment Agreement between the Company and Gregory E. Evans dated March 21, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2005).
*10.45 --	Director Compensation.
*10.46 --	Base Salaries and 2004 Annual Bonuses for certain Executive Officers.
*21.1 --	Subsidiaries of the Company.
**23.1 --	Consent of Pannell Kerr Forster of Texas, P.C.
**23.2 --	Consent of Ernst & Young LLP.
**23.3 --	Consent of Ryder Scott Company Petroleum Engineers.
**23.4 --	Consent of Fairchild & Wells, Inc.
**23.5 --	Consent of DeGolyer and MacNaughton.
**31.1 --	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**31.2 --	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1 --	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2 --	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.1 --	Summary of Reserve Report of Ryder Scott Company Petroleum Engineers as of December 31, 2004.
*99.2 --	Summary of Reserve Report of Fairchild & Wells, Inc. as of December 31, 2004.
*99.3 --	Summary of Reserve Report of DeGolyer and MacNaughton as of December 31, 2004.

 __________
* Previously filed.
** Filed herewith.
+ Compensatory plan, contract or arrangement.