Form 10-Q
period 2006-09-30
CARRIZO OIL & GAS INC
filed 2006-11-09
CIK 1040593

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

YES [ ] NO [X]

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of October 31, 2006, the latest practicable date, was 25,940,361.

CARRIZO OIL & GAS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

Index

CARRIZO OIL & GAS, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
ASSETS	2005	2006
		(Unaudited)
	(In thousands except share amounts)
CURRENT ASSETS:
Cash and cash equivalents	$28,725	$1,406
Accounts receivable, trade (net of allowance for doubtful accounts of
$253 at December 31, 2005 and September 30, 2006)	24,898	28,664
Advances to operators	3,049	4,503
Fair value of derivative financial instruments	-	4,821
Other current assets	3,512	773

Total current assets	60,184	40,167

PROPERTY AND EQUIPMENT, net full-cost method of accounting for oil and natural gas properties (including unevaluated costs of properties of $71,581 and
$95,748 at December 31, 2005 and September 30, 2006, respectively)	314,074	405,676
INVESTMENT IN PINNACLE GAS RESOURCES, INC.	2,687	2,771
DEFERRED FINANCING COSTS	5,858	5,072
OTHER ASSETS	298	357
	$383,101	$454,043

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable, trade	$17,571	$17,881
Accrued liabilities	23,321	22,201
Advances for joint operations	5,887	3,992
Current maturities of long-term debt	1,535	1,508
Fair value of derivative financial instruments	1,563	-
Other current liabilities	-	1,688

Total current liabilities	49,877	47,270

LONG-TERM DEBT, NET OF CURRENT MATURITIES	147,759	164,628
ASSET RETIREMENT OBLIGATION	3,235	3,983
FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS	2,295	297
DEFERRED INCOME TAXES	24,550	29,820

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Common stock, par value $0.01 (40,000,000 shares authorized with 24,251,430 and
25,937,961 issued and outstanding at December 31, 2005 and
September 30, 2006, respectively)	243	259
Additional paid-in capital	124,586	168,047
Retained earnings	31,627	45,599
Unearned compensation - restricted stock	(1,071)	(5,860)
Total shareholders' equity	155,385	208,045
	$383,101	$454,043

The accompanying notes are an integral part of these consolidated financial statements.

Index

CARRIZO OIL & GAS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2005	2006	2005	2006
	(Restated)		(Restated)
	(In thousands except per share amounts)

OIL AND NATURAL GAS REVENUES	$18,442	$20,333	$50,042	$58,727

COSTS AND EXPENSES:
Oil and natural gas operating expenses
(exclusive of depreciation, depletion and amortization shown separately below)	2,240	3,893	7,069	10,980
Depreciation, depletion and amortization	4,701	7,594	14,390	21,630
General and administrative (inclusive of stock-based compensation expense of $1,915 and $810 for the three months ended September 30, 2005 and 2006, respectively, and $2,945 and $1,999 for the nine months ended September 30,
2005 and 2006, respectively)	3,838	3,118	9,177	10,469
Accretion expense related to asset retirement obligations	18	79	54	237

Total costs and expenses	10,797	14,684	30,690	43,316

OPERATING INCOME	7,645	5,649	19,352	15,411

OTHER INCOME AND EXPENSES:
Net gain (loss) on derivatives (Note 7)	(11,638)	3,684	(12,182)	12,087
Equity in income (loss) of Pinnacle Gas Resources, Inc.	(1,906)	-	(3,174)	35
Other income and expenses, net	(73)	29	(292)	202
Loss on early extinguishment of debt	(3,721)	(12)	(3,721)	(294)
Interest income	445	199	520	843
Interest expense	(3,475)	(4,883)	(6,845)	(13,752)
Capitalized interest	1,671	2,740	3,896	7,234

INCOME (LOSS) BEFORE INCOME TAXES	(11,052)	7,406	(2,446)	21,766
INCOME TAX (EXPENSE) BENEFIT (Note 4)	3,135	(2,655)	(453)	(7,793)

NET INCOME (LOSS)	$(7,917)	$4,751	$(2,899)	$13,973

BASIC EARNINGS (LOSS) PER COMMON SHARE	$(0.33)	$0.19	$(0.12)	$0.57

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.33)	$0.18	$(0.12)	$0.55

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	24,198,152	25,254,054	23,302,734	24,549,045

DILUTED	24,198,152	25,987,388	23,302,734	25,271,731

The accompanying notes are an integral part of these consolidated financial statements.

Index

CARRIZO OIL & GAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine
	Months Ended
	September 30,
	2005	2006
	(Restated)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,899)	$13,973
Adjustment to reconcile net income (loss) to net
cash provided by operating activities-
Depreciation, depletion and amortization	14,390	21,630
Fair value loss (gain) of derivative financial instruments	11,493	(7,734)
Accretion of discounts on asset retirement obligations and debt	340	237
Stock-based compensation	2,945	1,999
Loss on extinguishment of debt	3,365	294
Equity in loss (income) of Pinnacle Gas Resources, Inc.	3,174	(35)
Deferred income taxes	257	7,503
Other	510	1,129
Changes in operating assets and liabilities
Accounts receivable	(7,422)	(3,766)
Other assets	(2,846)	1,705
Accounts payable	(6,677)	(778)
Other liabilities	2,189	1,087
Net cash provided by operating activities	18,819	37,244

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(92,273)	(146,196)
Change in capital expenditure accrual	7,502	1,376
Proceeds from the sale of properties	9,000	33,604
Advances to operators	1,087	(1,454)
Advances for joint operations	3,977	(1,894)
Other	-	(342)
Net cash used in investing activities	(70,707)	(114,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issuances:
Private placements, net of offering costs	17,169	33,593
Warrants exercised	1,000	-
Stock options exercised	1,302	585
Net proceeds from debt issuance and borrowings	183,624	53,000
Debt repayments	(100,624)	(36,159)
Deferred loan costs	(6,214)	(523)
Other	-	(153)
Net cash provided by financing activities	96,257	50,343

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	44,369	(27,319)

CASH AND CASH EQUIVALENTS, beginning of period	5,668	28,725

CASH AND CASH EQUIVALENTS, end of period	$50,037	$1,406

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest (net of amounts capitalized)	$-	$5,381

The accompanying notes are an integral part of these consolidated financial statements.

Index

CARRIZO OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The consolidated financial statements included herein have been prepared by Carrizo Oil & Gas, Inc. (the “Company”), and are unaudited. The financial statements reflect the accounts of the Company and its subsidiaries after elimination of all significant intercompany transactions and balances. The financial statements reflect necessary adjustments, all of which were of a recurring nature, and are in the opinion of management necessary for a fair presentation. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes that the disclosures presented are adequate to allow the information presented not to be misleading. The results for the three and nine-month periods ended September 30, 2005 have been restated as a result of changes in the accounting and valuation of derivatives for interest rate swaps and oil and natural gas hedges, as further discussed in the Company's Annual Report on Form 10-K/A for the year ended December 31, 2005 (the “2005 Form 10-K/A”). The financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the 2005 Form 10-K/A.

Reclassifications

Certain reclassifications have been made to the prior period’s financial statements to conform to the current presentation.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from these estimates.

Significant estimates include volumes of oil and natural gas reserves used in calculating depletion of proved oil and natural gas properties, future net revenues and abandonment obligations, impairment of undeveloped properties, future income taxes and related assets/liabilities, the collectibility of outstanding accounts receivable, fair values of derivatives, stock-based compensation expense, contingencies and the results of current and future litigation. Oil and natural gas reserve estimates, which are the basis for unit-of-production depletion and the ceiling test, have numerous inherent uncertainties. The accuracy of any reserve estimates is a function of the quality of available data and of engineering and geological interpretation and judgment. Subsequent drilling results, testing and production may justify revision of such estimates. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future.

The significant estimates are based on current assumptions that may be materially effected by changes to future economic conditions such as the market prices received for sales of volumes of oil and natural gas, interest rates, the market value of the Company’s common stock and corresponding volatility and the Company’s ability to generate future taxable income. Future changes in these assumptions may materially affect these significant estimates in the near term.

Oil and Natural Gas Properties

Investments in oil and natural gas properties are accounted for using the full-cost method of accounting. All costs directly associated with the acquisition, exploration and development of oil and natural gas properties are capitalized. Such costs include lease acquisitions, seismic surveys, and drilling and completion equipment. The Company proportionally consolidates its interests in oil and natural gas properties. The Company capitalized compensation costs for employees working directly on exploration activities of $1.6 million and $2.2 million for the nine months ended September 30, 2005 and 2006, respectively. Maintenance and repairs are expensed as incurred.

Depreciation, depletion and amortization (“DD&A”) of proved oil and natural gas properties is based on the unit-of-production method using estimates of proved reserve quantities. Investments in unproved properties are not subject to DD&A until proved

Index

reserves associated with the projects can be determined or until they are impaired. Unevaluated properties are evaluated periodically for impairment on a property-by-property basis. If the results of an assessment indicate that the properties have been impaired, the amount of such impairment is determined and added to the proved oil and natural gas property costs subject to DD&A. The depletable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rate per Mcfe for the quarters ended September 30, 2005 and 2006 was $2.15 and $2.59, respectively.

Dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.
Net capitalized costs are limited to a “ceiling-test” based on the estimated future net revenues, discounted at 10% per annum, from proved oil and natural gas reserves, based on current economic and operating conditions (“Full Cost Ceiling”). If net capitalized costs exceed this limit, the excess is charged to earnings through DD&A. For the three and nine month periods ended September 30, 2005 and 2006, the Company did not have any charges associated with its ceiling test analysis.

Depreciation of other property and equipment is provided using the straight-line method based on estimated useful lives ranging from five to 10 years.

Supplemental Cash Flow Information

The Statement of Cash Flows for the nine months ended September 30, 2005 does not include interest paid-in-kind of $1.3 million, the net exercise of $80,000 of warrants and the acquisition of $2.0 million of oil and gas properties in exchange for the Company’s common stock. In addition, the nine-month period ended September 30, 2006 does not include the acquisition of $55,000 of oil and gas properties in exchange for the Company’s common stock. The Company paid no income taxes for the nine months ended September 30, 2005 and 2006.

Stock-Based Compensation

In June of 1997, the Company established the Incentive Plan of Carrizo Oil & Gas, Inc. (the “Incentive Plan”), which authorizes the granting of incentive stock options and restricted stock awards to directors, employees and independent contractors. For the three and nine-month periods ended September 30, 2005, the Company recognized $1.9 million and $2.9 million, respectively, for stock-based compensation. The 2005 quarter period expenses were comprised of approximately $0.1 million associated with restricted stock and $1.8 million associated with the repricing of certain stock options. The 2005 nine-month period was comprised of approximately $0.1 million associated with restricted stock and $2.8 million associated with the repricing of certain stock options. For the three and nine-month periods ended September 30, 2006, the Company recognized $0.8 million and $2.0 million, respectively, for stock-based compensation expenses. The 2006 quarter period expenses were comprised of $0.1 million associated with stock options and $0.7 million associated with restricted stock. The 2006 nine-month period expenses were comprised of $0.4 million associated with stock options and $1.6 million associated with restricted stock.

Stock Options. Prior to January 1, 2006, the Company accounted for stock-based compensation utilizing the intrinsic value method as permitted under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” APB Opinion No. 25 recognized compensation expense only when the market price on the grant date exceeded the option exercise price. In February 2000, the Company repriced certain employee and director stock options. The Company accounted for these repriced stock options in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44 “Accounting for Certain Transactions involving Stock Based Compensation - An Interpretation of APB No. 25” (“FIN 44”) which prescribes the variable plan accounting treatment for repriced stock options. Under variable plan accounting, compensation expense is adjusted for increases or decreases in the fair market value of the Company’s common stock to the extent that the market value exceeds the exercise price of the option until the options are exercised, forfeited, or expire unexercised. Under these accounting guidelines, the Company recognized $1.8 million and $2.8 million of stock-based compensation expense for the three and nine-month periods ended September 30, 2005, respectively.

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”), which requires companies to measure all stock-based compensation awards using the fair value method and record such expense in the financial statements over the vesting period of the options, which is generally three years. The Company implemented SFAS No. 123(R) using the modified prospective transition method. The Company recognizes compensation expense for all unvested options outstanding as of January 1, 2006, options issued after January 1, 2006, and those options that are subsequently modified, repurchased or cancelled. The compensation expense is based on the grant-date fair value of

Index

the options and expensed over the vesting period. The Company did not restate prior periods to reflect the impact of adopting the new standard. As part of the adoption of SFAS No. 123(R), the Company stopped recording stock-based compensation expense associated with the February 2000 repriced options mentioned above and the liability associated with the repriced options totaling $2.6 million was reclassified to shareholders’ equity during the first quarter of 2006.

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

For the three and nine-month periods ended September 30, 2006, the Company recognized $0.1 million and $0.4 million, respectively, in stock option compensation expense and computed $0.5 million associated with nonvested awards that will be expensed in the future over a weighted-average period of 1.3 years.

The table below summarizes stock option activity for the nine-month period ended September 30, 2006:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Life	Value
	Shares	Prices	(In years)	(In millions)
Outstanding at December 31, 2005	1,025,204	$5.53
Granted	-	-
Exercised	(99,800)	5.87
Forfeited	(30,001)	12.29

Outstanding at September 30, 2006	895,403	$5.27	5.4	$18.5

Exercisable at September 30, 2006	822,613	$4.53	5.1	$17.6

The total intrinsic value (current market price less the option strike price) of options exercised during the nine-month period ended September 30, 2006 was $2.5 million and the Company received $0.6 million in cash in connection with these exercises.

The following table sets forth pro forma information for the three and nine-month periods ended September 30, 2005 as if stock-based compensation cost had been consistent with the requirements of SFAS No. 123, “Accounting for Stock-based Compensation”:

Index

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2005	2005
	(Restated)
	(In thousands except
	per share amounts)

Net loss as reported	$(7,917)	$(2,899)

Add: Stock-based employee compensation	1,157	1,801
expense recognized, net of tax
Less: Total stock-based employee compensation
expense determined under fair value method for
all awards, net tax	(402)	(245)

Pro forma net loss	$(7,162)	$(1,343)

Net loss per common share, as reported:
Basic	$(0.33)	$(0.12)
Diluted	(0.33)	(0.12)

Pro forma net loss per common share, as if the
fair value method had been applied to all awards
Basic	$(0.30)	$(0.06)
Diluted	(0.30)	(0.06)

During the third quarter of 2005, the Company granted options with a weighted average grant-date fair value of $10.22 per option based on the following assumptions:

Risk-free interest rate	4.3%
Dividend yield	-
Volatility	46%
Term (in years)	5.8

Restricted Stock. In addition to stock options, the Company issues restricted stock and records deferred compensation based on the closing price of the Company’s stock on the issuance date. The deferred compensation is amortized to stock-based compensation expense ratably over the vesting period of the restricted shares (generally one to three years). The unamortized deferred compensation obligation amounted to $5.9 million as of September 30, 2006. The Company recorded compensation expense related to restricted stock of approximately $0.1 million for both the three and nine-month periods ended September 30, 2005, and $0.7 million and $1.6 million, respectively, for the three and nine-month periods ended September 30, 2006. The table below summarizes restricted stock activity for the nine months ended September 30, 2006:

		Weighted-
		Average
	Shares	Price
Unvested restricted stock at December 31, 2005	87,585	$15.98
Granted	261,643	26.88
Vested	(34,645)	16.22
Forfeited	(23,292)	23.22
Unvested restricted stock at September 30, 2006	291,291	$25.14

Index

Derivative Instruments

The Company uses derivatives to manage price and interest rate risk underlying its oil and gas production and the variable interest rate on its Second Lien Credit Facility.

Upon entering into a derivative contract, the Company either designates the derivative instrument as a hedge of the variability of cash flow to be received (cash flow hedge) or the derivative must be accounted for as a non-designated derivative. All of the Company’s derivative instruments at December 31, 2005 and September 30, 2006 were treated as non-designated derivatives and the unrealized gain/(loss) related to the mark-to-market valuation was included in the Company’s earnings.

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

Major Customers

The Company sold oil and natural gas production representing more than 10% of its oil and natural gas revenues as follows:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2006	2005	2006

Chevron/Texaco	14%	11%	15%	12%
Reichman Petroleum	12%	-	-	11%
Liberty Gathering	10%	-	-	-
Energy Transfer	-	10%	-	-
Partner Energy Services	-	10%	-	-

Earnings Per Share

Supplemental earnings per share information is provided below:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2006	2005	2006
	(Restated)		(Restated)
	(In thousands except share and per share amounts)

Net income (loss)	$(7,917)	$4,751	$(2,899)	$13,973

Average common shares outstanding
Weighted average shares outstanding	24,198,152	25,254,054	23,302,734	24,549,045
Stock options and warrants	-	733,334	-	722,686
Diluted weighted average shares outstanding	24,198,152	25,987,388	23,302,734	25,271,731

Earnings (loss) per share
Basic	$(0.33)	$0.19	$(0.12)	$0.57
Diluted	$(0.33)	$0.18	$(0.12)	$0.55

Basic earnings (loss) per common share is based on the weighted average number of shares of common stock outstanding during the periods. Diluted earnings (loss) per common share is based on the weighted average number of common shares and all dilutive

Index

potential common shares outstanding during the periods. The Company had outstanding 804,850 and 2,500 stock options during the three months ended September 30, 2005 and 2006, respectively, which were antidilutive and were not included in the calculation because the exercise price of these instruments exceeded the underlying market value of the options.

2. LONG-TERM DEBT:

Long-term debt consisted of the following at December 31, 2005 and September 30, 2006:

	December 31,	September 30,
	2005	2006
	(In thousands)
First Lien Credit Facility	$-	$-
Second Lien Credit Facility	149,250	148,125
Senior Secured Revolving Credit Facility	-	18,000
Capital lease obligations	27	-
Other	17	11

	149,294	166,136
Current maturities	(1,535)	(1,508)

	$147,759	$164,628

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

The interest rate on each base rate loan will be (1) the greater of the Agent’s prime rate and the federal funds effective rate plus 0.5%, plus (2) a margin of 5.0%. The interest rate on each eurodollar loan will be the adjusted LIBOR rate plus a margin of 6.0%. Interest on eurodollar loans is payable on either the last day of each period or every three months, whichever is earlier. Interest on base rate loans is payable quarterly. On September 30, 2006, the interest rate was approximately 11.4%, excluding the impact of interest rate swaps.

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

Index

As of September 30, 2006 the Company had outstanding borrowings of $18.0 million, under the Senior Credit Facility and had used a portion of the borrowings to repay $7.0 million of borrowings under the First Lien Credit Facility, to pay associated transaction costs, to fund a portion of the Company’s capital expenditure program and for general corporate purposes.

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

The annual interest rate on each base rate borrowing will be (1) the greatest of the Agent’s Prime Rate, the Base CD Rate plus 1.0% and the Federal Funds Effective Rate plus 0.5%, plus (2) a margin between 0.25% and 1.75% (depending on the current level of borrowing base usage). The interest rate on each Eurodollar loan will be the adjusted LIBOR Rate plus a margin between 1.5% to 3.0% (depending on the current level of borrowing base usage). At September 30, 2006, the weighted average interest rate was 6.9%.

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

Index

In April 2006, prior to and in connection with a private placement by Pinnacle of 7,400,000 shares of its common stock, Pinnacle issued 25 new shares of its common stock to each of its stockholders in exchange for each existing share in a stock split; Pinnacle redeemed the preferred stock held by the CSFB Parties at 110% of par value; the CSFB Parties exercised all of their warrants on a “cashless” net exercise basis; and CCBM and U.S. Energy exercised their respective options on a “cashless” net exercise basis. On April 11, 2006, after the stock split, the redemption of the preferred stock, the warrant and option exercises and the private placement, CCBM owned 2,459,102 shares of Pinnacle’s common stock, and its ownership of Pinnacle was 9.5% on a fully diluted basis. On such date, U.S. Energy and the CSFB Parties owned 2,459,102 and 7,306,782 shares of Pinnacle’s common stock, respectively, and their ownership of Pinnacle was 9.5% and 28.3% on a fully diluted basis, respectively. On September 22, 2006, U.S. Energy sold all of its 2,459,102 shares of Pinnacle’s common stock to the CSFB Parties. At September 30, 2006, CCBM owned 2,459,102 shares of Pinnacle’s common stock, and its ownership of Pinnacle was 9.5% on a fully diluted basis.

Prior to the April 2006 Pinnacle private placement, the Company accounted for its interest in Pinnacle using the equity method. Beginning in the second quarter of 2006, the Company used the cost method to account for the Pinnacle investment.

4.	INCOME TAXES:

The Company provided deferred federal income taxes at the rate of 35% (which also approximates its statutory rate) that amounted to a tax benefit of $3.1 million and tax expense of $2.6 million for the three-month periods ended September 30, 2005 and 2006, respectively, and $0.5 million and $7.5 million of tax expense for the nine-month periods ended September 30, 2005 and 2006, respectively. The rate for the three-month and nine-month periods in 2005 varied from the statutory rate of 35% primarily as a result of the preferred dividend and valuation ad valorem on Pinnacle.

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

In January 2005, all of the remaining 250,000 warrants originally issued to affiliates of Enron were exercised for 250,000 shares of the Company’s common stock. The net cash proceeds from the exercise of the warrants amounted to $1.0 million.

On June 13, 2005, the Company sold 1.2 million shares of its common stock to institutional investors (the “Investors”) at a price of $15.25 per share in a private placement (the “2005 Private Placement”), a 4.7% discount to the closing price on the NASDAQ stock market for the Company’s common stock the day prior to closing. The number of shares sold was approximately 5% of the fully diluted shares outstanding before the offering. The net proceeds of the 2005 Private Placement, after deducting placement agents’ fees but before paying offering expenses, were approximately $17.2 million. The net proceeds were principally used to fund a portion of the Company’s 2005 capital expenditure program.

In July 2006, the Company sold 1.35 million shares of the Company’s common stock to institutional investors at a price of $26.00 per share in a private placement. The number of shares sold was approximately 5.4% of the Company’s fully diluted shares outstanding before the offering. The net proceeds, after deducting placement agents’ fees but before paying offering expenses, of approximately $33.7 million were principally used to fund a portion of the Company’s 2006 capital expenditures program.

The Company issued 2,060,658 and 1,686,531 net shares of common stock during the nine months ended September 30, 2005 and 2006, respectively. Shares issued during the nine months ended September 30, 2005 consisted of 1,200,000 shares issued in the 2005 Private Placement, 127,068 shares issued in connection with the acquisition of certain oil and gas properties, 304,669 shares issued through the exercise of warrants, 80,065 shares issued as restricted stock awards to employees and the balance through the exercise of

Index

options granted under the Company’s Incentive Plan. Shares issued during the nine months ended September 30, 2006 consisted of 1,350,000 shares issued in the July 2006 Private Placement, 236,351 shares issued (net of 23,292 shares forfeited) as restricted stock awards to employees, 99,800 shares issued through the exercise of options granted under the Company’s Incentive Plan and 2,000 shares issued in exchange for oil and gas properties in the Barnett Shale. Also during 2006, the Company purchased and retired 1,620 shares to satisfy tax withholding obligations in connection with the vesting of the restricted stock.

7.	DERIVATIVE INSTRUMENTS:

The Company enters into swaps, options, collars and other derivative contracts to hedge the price risks associated with a portion of anticipated future oil and natural gas production. The Company also uses interest rate swap agreements to manage the Company’s exposure to interest rate fluctuations on the Second Lien Credit Facility.

The Company accounts for its oil and natural gas derivatives and interest rate swap agreements as non-designated hedges. These derivatives are marked-to-market at each balance sheet date and the unrealized gains (losses) are reported in the net gain (loss) on derivatives in Other Income and Expenses in the Consolidated Statement of Income. In addition, the company records the realized gains (losses) associated with the cash settlements of these derivative instruments in the net gain (loss) on derivatives in Other Income and Expense in the Consolidated Statement of Income. For the quarters and nine months ended September 30, 2006 and 2005, the Company recorded the following related to its derivatives:

	For the Three Months		For the Nine Months
	Ended September 30,		Ended September 30,
	2005	2006	2005	2006
	(In millions)
Realized gain (loss):
Natural gas and oil derivatives	$(0.9)	$1.1	$(0.7)	$3.6
Interest rate swaps	-	0.4	-	0.7
	(0.9)	1.5	(0.7)	4.3

Unrealized gain (loss):
Natural gas and oil derivatives	$(11.0)	$2.9	$(11.7)	$7.5
Interest rate swaps	0.2	(0.7)	0.2	0.3
	(10.8)	2.2	(11.5)	7.8

Net Gain (Loss) on Derivatives	$(11.7)	$3.7	$(12.2)	$12.1

At September 30, 2006 the Company had the following outstanding derivative positions:

	Contract Volumes		Average	Average	Average
Quarter	BBls	MMbtu	Fixed Price	Floor Price	Ceiling Price

Fourth Quarter 2006	-	1,042,000	$7.28	$7.54	$9.08
Fourth Quarter 2006	18,400	-	-	58.50	70.93
First Quarter 2007	-	900,000	7.05	7.95	9.81
Second Quarter 2007	-	1,001,000	7.05	7.31	8.87
Third Quarter 2007	-	828,000	7.05	7.53	9.10
Fourth Quarter 2007	-	552,000	7.05	6.92	8.32
First Quarter 2008	-	182,000	-	7.25	8.65

Index

The Company’s outstanding positions under interest rate swap agreements at September 30, 2006 were as follows (dollars in thousands):

	Notional	Fixed
Quarter	Amount	LIBOR Rate
Fourth Quarter 2006	$148,125	4.39%
First Quarter 2007	147,750	4.51%
Second Quarter 2007	147,375	4.51%

8.	RELATED PARTY TRANSACTIONS:

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

Since May 2006, the Company has acquired certain oil and gas leases through the aforementioned lease option arrangement with Mr. Webster. The acquisitions were made pursuant to a land option agreement between Mr. Webster and the Company dated January 25, 2006. The terms and conditions of this leasing arrangement with Mr. Webster are consistent with leasing arrangements the Company has entered into with the other third parties. Under the option agreement, Mr. Webster agreed to acquire oil and gas leases in areas where the Company is actively leasing or that it deems prospective. On or before the 90th day from the date that Mr. Webster acquires any lease in these areas, the Company has the option to acquire these leases from Mr. Webster for 110% of Mr. Webster’s purchase price or, on the 90th day, pay a non-refundable 10% option extension fee to add a second 90-day option period. On or before the end of this second 90-day option period, the Company has the option to pay Mr. Webster 110% of his original purchase price to acquire the lease. If, at the end of the second option period, the Company has not exercised its purchase option, Mr. Webster will retain ownership of the oil and gas leases. In addition to the cash payments described above, the Company will assign a one-half of one percent of 8/8ths overriding royalty interest (proportionally reduced to the actual net interest in any given lease acquired) on any lease it acquires from Mr. Webster in the first 90-day option period and a one percent of 8/8ths overriding royalty interest (also proportionally reduced) on any lease acquired from Mr. Webster in the second 90-day option period. As of September 30, 2006, Mr. Webster has acquired oil and gas leases for approximately $4.2 million, the Company paid approximately $4.4 million for leases from Mr. Webster and the Company has made option extension payments of approximately $48,000 to Mr. Webster. There are currently no outstanding lease options under our arrangement with Mr. Webster. The Company may continue to use these arrangements as a strategic alternative.

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

General Overview

In 2005, we drilled 65 gross wells (35.8 net), including 20 gross wells in the onshore Gulf Coast area, 37 gross wells in the Barnett Shale area, and eight wells in the Camp Hill field and other East Texas areas, with an apparent success rate of 94%. During the nine months ended September 30, 2006, we were successful drilling 56 of 59 (37.2 net) wells with an apparent success rate of 95% that was comprised of: (1) 13 of 16 gross (4.3 net) wells in the onshore Gulf Coast area, (2) 37 of 37 gross (27.0 net) wells in the Barnett Shale area and (3) six of six gross (5.9 net) wells in the East Texas area. We also drilled four gross (3.8 net) service wells in the East Texas area. As of September 30, 2006, we have completed 42 of these wells and 14 are in the process of being completed. In 2006, we plan to drill 26 gross wells (11.7 net) in the onshore Gulf Coast area, 49 gross wells (35.0 net) in our Barnett Shale area and 25 to 30 gross wells (25 to 30 net) in our East Texas area, primarily in our Camp Hill oil field. The actual number of wells drilled will vary depending upon various factors, including the availability and cost of drilling rigs, land and industry partner issues, our cash flow, success of drilling programs, weather delays and other factors. If we drill the number of wells we have budgeted for 2006, depreciation, depletion and amortization, oil and natural gas operating expenses and production are expected to increase over levels incurred in 2005. Our ability to drill this number of wells is heavily dependent upon the timely access to oilfield services, particularly drilling rigs. The shortage of available rigs in 2005 and in the first nine months of 2006 delayed the drilling of several wells, slowing our growth in production.

Since our initial public offering, we have grown primarily through the exploration of properties within our project areas, although we consider acquisitions from time to time and may in the future complete acquisitions that we find attractive.

Recent Developments

In the nine months ended September 30, 2006, we received a total of $33.6 million in proceeds from asset sales, including $26.6 million from the sale of approximately 2,250 acres in the Barnett Shale area and $5.2 million from the sale of our working interest in 13 non-operated wells in the Barnett Shale area.

Our second quarter 2006 production declined from first quarter 2006 production in part due to mechanical problems with the Galloway #1 and Delta Farms #1, production delays in the Barnett Shale, and drilling delays with the third-party operated Galloway #2. During the third quarter, production increased to record levels as the Galloway #1 was put back on line and Delta Farms #1 was replaced with the Delta Farms #3; a gathering system was built to accelerate the connection of four new wells in the Barnett Shale; and the Galloway #2 started production.

On May 25, 2006, we entered into a Senior Secured Revolving Credit Facility (“Senior Credit Facility”) with JPMorgan Chase Bank, National Association, as administrative agent, that matures on May 25, 2010. The Senior Credit Facility provides for a revolving credit facility up to the lesser of the borrowing base and $200.0 million. We have made draws under the Senior Credit Facility and used the proceeds to repay $7.0 million of borrowings under the First Lien Credit Facility, to pay associated transaction costs, to fund a portion of the Company’s 2006 capital expenditures program and for general corporate purposes. In August 2006, the borrowing base of the facility was increased from $40.0 million to $50.0 million and, as of September 30, 2006, $18 million was outstanding.

In July 2006, we sold 1.35 million shares of our common stock to institutional investors at a price of $26.00 per share in a private placement (the “2006 Private Placement”). The number of shares sold was approximately 5.4% of our fully diluted shares outstanding before the offering. The net proceeds, after deducting placement agents’ fees but before paying offering expenses, of approximately $33.7 million were principally used to fund a portion of the Company’s 2006 capital expenditures program.

In connection with the 2006 Private Placement, we entered into Subscription and Registration Rights Agreements (the “Subscription and Registration Rights Agreements”) with the investors in the 2006 Private Placement. The Subscription and Registration Rights Agreements provide registration rights with respect to the shares purchased in the 2006 Private Placement. We are generally required to file a resale shelf registration statement to register the resale of such shares under the Securities Act within 30 days of the closing of

Index
the 2006 Private Placement and to have the registration statement declared effective by the SEC within 120 days after it is filed. We filed a resale shelf registration statement in connection with the 2006 Private Placement with the SEC on August 21, 2006, but it has not yet been declared effective by the SEC. We are generally subject to specified penalties in the event the registration statement is not timely filed or declared effective or if we do not maintain the effectiveness of the registration statement. We are subject to certain covenants under the terms of the Subscription and Registration Rights Agreement, including the requirement that the registration statement be kept effective for resale of shares for two years. In certain situations, we are required to indemnify the Investors, including without limitation, for certain liabilities under the Securities Act.

Pinnacle Gas Resources, Inc.

In April 2006, prior to and in connection with a private placement by Pinnacle of 7,400,000 shares of its common stock, Pinnacle issued 25 new shares of its common stock to each of its stockholders in exchange for each existing share in a stock split; Pinnacle redeemed the preferred stock held by the CSFB Parties at 110% of par value; the CSFB Parties exercised all of their warrants on a “cashless” net exercise basis; and we and U.S. Energy exercised our respective options on a “cashless” net exercise basis. On April 11, 2006, after the stock split, the redemption of the preferred stock, the warrant and option exercises and the private placement, we owned 2,459,102 shares of Pinnacle’s common stock, and our ownership of Pinnacle was 9.5% on a fully diluted basis. On such date, U.S. Energy and the CSFB Parties owned 2,459,102 and 7,306,782 shares of Pinnacle’s common stock, respectively, and their ownership of Pinnacle was 9.5% and 28.3% on a fully diluted basis, respectively. On September 22, 2006, U.S. Energy sold all of its 2,459,102 shares of Pinnacle’s common stock to the CSFB Parties. At September 30, 2006, CCBM owned 2,459,102 shares of Pinnacle’s common stock, and its ownership of Pinnacle was 9.5% on a fully diluted basis. For further discussion, see Note 3 in the Notes to Unaudited Consolidated Financial Statements.

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

Because natural gas and oil prices are inherently unpredictable, we periodically enter into price-risk-management transactions such as swaps, collars, futures and options to reduce our exposure to downward price fluctuations associated with a portion of our natural gas and oil production and to achieve a more predictable cash flow. The use of these arrangements also limits our ability to benefit from increases in the prices of natural gas and oil. Our derivative arrangements may apply to only a portion of our production and provide only partial protection against declines in natural gas and oil prices.

Results of Operations

Three Months Ended September 30, 2006,
Compared to the Three Months Ended September 30, 2005

Oil and natural gas revenues for the three months ended September 30, 2006 increased 10% to $20.3 million from $18.4 million for the same period in 2005. Production volumes for natural gas for the third quarter of 2006 increased to 2.4 Bcf from 1.9 Bcf for the same period in 2005. Average natural gas prices excluding the impact of the gain (loss) from our cash settled derivatives of $1.2 million and $(0.8) million for the quarters ended September 30, 2006 and 2005, respectively, decreased 21% to $6.39 per Mcf in the third quarter of 2006 from $8.08 per Mcf in the same period in 2005. Average oil prices for the quarter ended September 30, 2006 increased 6% to $68.46 from $64.42 per barrel in the same period in 2005. The increase in natural gas production volume was principally due to the commencement of production from the Galloway Gas Unit 1 Well #2, new wells in the Barnett Shale area and increased production from workovers. These volume increases were partially offset by or adversely affected by production interruption due to mechanical failures with the LL&E #1 Deeping, Hamill Gas Unit #2 and Louisiana Delta Farms #1 during the third quarter of 2006 and normal production declines.

Index

The following table summarizes production volumes, average sales prices and operating revenues (excluding the impact of derivatives) for the three months ended September 30, 2005 and 2006:

	For the Three		2006 Period
	Months Ended		Compared to 2005 Period
	September 30,		Increase	% Increase
	2005	2006	(Decrease)	(Decrease)
	(Restated)
Production volumes
Oil and condensate (MBbls)	53	69	16	30%
Natural gas (MMcf)	1,858	2,443	585	31%
Average sales prices
Oil and condensate (per Bbl)	$64.42	$68.46	$4.04	6%
Natural gas (per Mcf)	8.08	6.39	(1.69)	(21)%
Operating revenues (In thousands)
Oil and condensate	$3,438	$4,716	$1,278	37%
Natural gas	15,004	15,617	613	4%

Total Operating Revenues	$18,442	$20,333	$1,891	10%

Oil and natural gas operating expenses for the three months ended September 30, 2006 increased 74% to $3.9 million from $2.2 million for the same period in 2005 primarily as a result of higher lifting costs of $1.6 million primarily attributable to increased production, the increased number of producing wells and the rising costs of oilfield services.

Depreciation, depletion and amortization (DD&A) expense for the three months ended September 30, 2006 increased 62% to $7.6 million ($2.66 per Mcfe) from $4.7 million ($2.16 per Mcfe) for the same period in 2005. This increase was primarily due to (1) an increase in production volumes and (2) an increase in the DD&A rate attributable to the increased land, seismic and drilling costs added to the proved property cost base and increased future development costs largely related to the significant increase in the number of Barnett Shale wells.

General and administrative expense for the three months ended September 30, 2006 decreased by $0.7 million to $3.1 million from $3.8 million for the corresponding period in 2005 primarily as a result of lower stock-based compensation expense of $1.1 million due to the change in accounting for stock options effective January 1, 2006 as prescribed in SFAS No. 123(R). This decrease was partially offset by (1) higher salary costs of $0.2 million, attributable to an increased headcount and an overall increase in salaries and (2) higher contract service costs of $0.3 million largely due to costs to cover certain key accounting staff vacancies and to support the continued phase-in of our integrated software system.

The net gain on derivatives of $3.7 million in the third quarter of 2006 was comprised of (1) $1.5 million of realized gain on net settled derivatives and (2) $2.2 million of net unrealized mark-to-market gain on derivatives. The mark-to-market loss on derivatives of $11.7 million in the third quarter of 2005 was comprised of (1) $0.9 million of realized loss on net settled derivatives and (2) $10.8 million of net unrealized mark-to-market loss on derivatives.

In April 2006, our ownership interest in Pinnacle was reduced below 20 percent; consequently, we converted from accounting for our investment in Pinnacle using the equity method to the cost method.

During the third quarter of 2005, we refinanced our senior subordinated notes due 2007 and senior secured notes due 2008 (“Senior Notes”) with a new Second Lien Credit Facility and, accordingly, incurred a $3.7 million loss in connection with the early retirement of our Senior Notes. The loss consisted of unamortized discount and deferred loan costs written-off on the repayment of the notes.

Interest expense and capitalized interest for the three months ended September 30, 2006 were $4.9 million and ($2.7) million, respectively, as compared to $3.5 million and ($1.7) million for the same period in 2005. The increases in 2006 are attributable to the borrowings under the Senior Credit Facility in 2006.

Income tax expense increased to $2.7 million for the three months ended September 30, 2006 from a $3.1 million tax benefit for the same period in 2005 as a result of higher taxable income.

Index

Nine Months Ended September 30, 2006,
Compared to the Nine Months Ended September 30, 2005

Oil and natural gas revenues for the nine months ended September 30, 2006 increased 17% to $58.7 million from $50.0 million for the same period in 2005. Production volumes for natural gas for the nine months ended September 30, 2006 increased to 7.0 Bcf from 5.8 Bcf for the same period in 2005. Average natural gas prices excluding the impact of the gain (loss) from our cash settled derivatives of $3.7 million and $(0.6) million for the nine months ended September 30, 2006 and 2005, respectively, decreased 2% to $6.74 per Mcf in the nine months of 2006 from $6.89 per Mcf in the same period in 2005. Average oil prices for the nine months ended September 30, 2006 increased 16% to $65.54 from $56.34 per barrel in the same period in 2005. The increase in natural gas production volumes was principally due to the commencement of production from the Galloway Gas Unit 1 Well #1 and #2 wells, Maas #1 and new wells in the Barnett Shale area. These volume increases were partially offset or adversely affected by: (1) production declines from the Beach House #1 and other normal production declines, (2) an after-payout working interest reduction on the LL&E #1 Deepening and (3) production interruption in the second quarter of 2006 due to mechanical failures with the Galloway Gas Unit 1 #1 and the Delta Farms #1.

The following table summarizes production volumes, average sales prices and operating revenues (excluding the impact of derivatives) for the nine months ended September 30, 2005 and 2006:

	For the Nine		2006 Period
	Months Ended		Compared to 2005 Period
	September 30,		Increase	% Increase
	2005	2006	(Decrease)	(Decrease)
	(Restated)
Production volumes
Oil and condensate (MBbls)	178	179	1	0%
Natural gas (MMcf)	5,807	6,976	1,169	20%
Average sales prices
Oil and condensate (per Bbl)	$56.34	$65.54	$9.20	16%
Natural gas (per Mcf)	6.89	6.74	(0.15)	(2%)
Operating revenues (In thousands)
Oil and condensate	$10,055	$11,734	$1,679	17%
Natural gas	39,987	46,993	7,006	18%

Total Operating Revenues	$50,042	$58,727	$8,685	17%

Oil and natural gas operating expenses for the nine months ended September 30, 2006 increased 55% to $11.0 million from $7.1 million for the same period in 2005 due principally to higher lifting costs of $4.0 million primarily attributable to (1) increased production, (2) the increased number of producing wells, (3) expenses related to workovers, and (4) the rising costs of oilfield services. Operating expenses per equivalent unit increased to $1.35 per Mcfe in the first nine months of 2006 compared to $1.03 per Mcfe in the same period in 2005.

Depreciation, depletion and amortization (DD&A) expense for the nine months ended September 30, 2006 increased 50% to $21.6 million ($2.69 per Mcfe) from $14.4 million ($2.09 per Mcfe) for the same period in 2005. This increase was primarily due to (1) an increase in production volumes and (2) an increase in the DD&A rate attributable to the increased land, seismic and drilling costs added to the proved property cost base and increased future development costs largely related to the significant increase in the number of Barnett Shale wells.

General and administrative expense for the nine months ended September 30, 2006 increased by $1.3 million to $10.5 million from $9.2 million for the same period in 2005 primarily as a result of (1) higher net salary and incentive compensation costs of $0.9 million, attributable to an increased headcount and an overall increase in salaries and incentive bonuses and (2) higher contract service costs of $1.1 million largely due to costs to cover accounting staff vacancies and to support the continued phase-in of our integrated software system, partially offset by lower stock compensation expense of $0.9 million due to the change in accounting for stock options effective January 1, 2006 as prescribed in SFAS No. 123(R) and the issuance of restricted stock beginning in May of 2005.

The net gain on derivatives of $12.1 million in the first nine months of 2006 was comprised of (1) $4.3 million of realized gain on net settled derivatives and (2) $7.8 million of net unrealized mark-to-market gain on the derivatives accounted for as nondesignated

Index

derivatives. The mark-to-market loss on derivatives of $12.2 million in the first nine months of 2005 was comprised of (1) $0.7 million of realized loss on net settled derivatives and (2) $11.5 million of net unrealized mark-to-market loss on the derivatives. For further details, see Note 7 of the Notes to Unaudited Consolidated Financial Statements.

We recorded a $35,000 benefit on our equity interest in Pinnacle for the nine months ended September 30, 2006. The increase in earnings was primarily due to the non-cash gains related to Pinnacle’s hedging activity. In April 2006, our ownership interest in Pinnacle was reduced below 20 percent; consequently, we converted from accounting for our investment in Pinnacle using the equity method to the cost method.

Loss on the early extinguishment of debt was $0.3 million for the nine months ended September 30, 2006 due to the Company’s refinancing of its First Lien Credit Facility in May 2006. The loss for the nine months ended September 30, 2005 relates to the early retirement of the senior subordinated notes due 2007 and senior secured subordinated notes due in 2008 in connection with the Company’s debt refinancing and issuance of a new Second Lien Credit Facility in July 2005.

Interest expense and capitalized interest for the nine months ended September 30, 2006 were $13.8 million and ($7.2) million, respectively, as compared to $6.8 million and ($3.9) million for the same period in 2005. The increases in 2006 are attributable to the borrowings under the Second Lien Credit Facility in July 2005 and borrowings under the Senior Credit Facility in 2006.

Income tax expenses increased to $7.8 million for the nine months ended September 30, 2006 compared to a tax benefit of $0.5 million for the same period in 2005 as a result of higher taxable income.

Liquidity and Capital Resources

During the nine months ended September 30, 2006, capital expenditures, net of $33.6 million in proceeds from property sales, exceeded our net cash flows provided by operating activities. For future capital expenditures in 2006, we expect to use cash on hand, cash generated by operating activities and available draws on the Senior Credit Facility to partially fund our planned drilling expenditures and fund leasehold costs and geological and geophysical costs on our exploration projects in 2006. We may need to seek other financing alternatives to fully fund our 2006 capital expenditures program, including possible debt or equity financings.

We may not be able to obtain financing needed in the future on terms that would be acceptable to us. If we cannot obtain adequate financing, we may be required to limit or defer our planned oil and natural gas exploration and development program, thereby adversely affecting the recoverability and ultimate value of our oil and natural gas properties.

Our primary sources of liquidity have included funds generated by operations, proceeds from the issuance of various securities, including our common stock, preferred stock and warrants (including our public offering in 2004 and our private placements in 2005 and 2006 of our common stock), and borrowings under our credit facilities. Our liquidity position has been enhanced by the availability of funds under the Senior Credit Facility, the borrowing base of which was increased to $50.0 million effective August 1, 2006. In addition, we received proceeds of $33.7 million from the 2006 Private Placement.

Cash flows provided by operating activities were $18.8 million and $37.2 million for the nine months ended September 30, 2005 and 2006, respectively. The increase was primarily due to increased production.

We have planned capital expenditures in 2006 of approximately $140.0 million to $145.0 million, net of asset sales, of which $117.5 million is expected to be used for drilling activities in our project areas and the balance is expected to be used to fund 3-D seismic surveys and land acquisitions. In 2006, we plan to drill approximately 26 gross wells (11.7 net) in the onshore Gulf Coast area and 49 gross wells (35.0 net) in our Barnett Shale area and 25 to 30 gross wells (25 to 30 net) in our East Texas areas, primarily in our Camp Hill oil field. The actual number of wells drilled and capital expended is dependent upon our available financing, cash flow, availability and cost of drilling rigs, land and partner issues and other factors.

We have continued to reinvest a substantial portion of our cash flows into our leasehold acreage and 3-D prospect portfolio, improving our 3-D seismic interpretation technology and funding our drilling program. Capital expenditures were $92.3 million and $146.2 million for the nine months ended September 30, 2005 and 2006, respectively.

Our drilling efforts in the Gulf Coast region resulted in apparent successes in drilling 13 gross wells (4.3 net) during the nine months ended September 30, 2006. In our Barnett Shale area, we had apparent successes in drilling 37 gross wells (27.0 net) during the first nine months of 2006, and in our East Texas area, we had apparent successes in drilling six gross wells (5.9 net) during that period.

Index

We also drilled four gross (3.8 net) service wells. Of the 56 apparently successful wells, 42 have been completed and the remaining wells were in various stages of completion at September 30, 2006.

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

As of September 30, 2006, the Company had $18.0 million of borrowings and outstanding under the Senior Credit Facility.

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

Index

Strategically, these leasing arrangements have allowed the Company to temporarily control important acreage positions during periods that the Company has lacked sufficient capital to directly acquire such oil and gas leases.

Since May 2006, the Company has acquired certain oil and gas leases through the aforementioned lease option arrangement with Mr. Webster. The acquisitions were made pursuant to a land option agreement between Mr. Webster and the Company dated January 25, 2006. The terms and conditions of this leasing arrangement with Mr. Webster are consistent with leasing arrangements the Company has entered into with the other third parties. Under the option agreement, Mr. Webster agreed to acquire oil and gas leases in areas where the Company is actively leasing or that it deems prospective. On or before the 90th day from the date that Mr. Webster acquires any lease in these areas, the Company has the option to acquire these leases from Mr. Webster for 110% of Mr. Webster’s purchase price or, on the 90th day, pay a non-refundable 10% option extension fee to add a second 90-day option period. On or before the end of this second 90-day option period, the Company has the option to pay Mr. Webster 110% of his original purchase price to acquire the lease. If, at the end of the second option period, the Company has not exercised its purchase option, Mr. Webster will retain ownership of the oil and gas leases. In addition to the cash payments described above, the Company will assign a one-half of one percent of 8/8ths overriding royalty interest (proportionally reduced to the actual net interest in any given lease acquired) on any lease it acquires from Mr. Webster in the first 90-day option period and a one percent of 8/8ths overriding royalty interest (also proportionally reduced) on any lease acquired from Mr. Webster in the second 90-day option period. As of September 30, 2006, Mr. Webster has acquired oil and gas leases for approximately $4.2 million, the Company has purchased approximately $4.4 million in leases from Mr. Webster and the Company has made option extension payments of approximately $48,000 to Mr. Webster. There are currently no outstanding lease options under our arrangement with Mr. Webster. The Company may continue to use these arrangements as a strategic alternative.

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

Recently Issued Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an Interpretation of FASB Statement 109 ("FIN 48"), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing whether we will early adopt SFAS No. 157 as of the first quarter of fiscal 2007 as permitted, and are currently evaluating the impact adoption may have on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement amends Statement 87, FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, Statement 106, and FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, and other related accounting literature. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. This statement also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Employers with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of

Index

the end of the fiscal year ending after December 15, 2006. We currently have no defined benefit or other post retirement plans subject to this standard.

Recently Adopted Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) was effective beginning as of the first annual reporting period after June 15, 2005. We adopted the provisions of SFAS No. 123(R) during the first quarter of 2006 using the modified prospective method for transition and have recognized approximately $0.4 million in additional compensation expense in the first nine months of 2006.

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

Significant estimates include volumes of oil and natural gas reserves used in calculating depletion of proved oil and natural gas properties, future net revenues and abandonment obligations, impairment of undeveloped properties, future income taxes and related assets/liabilities, the collectability of outstanding accounts receivable, fair values of derivatives, stock-based compensation, contingencies and the results of current and future litigation. Oil and natural gas reserve estimates, which are the basis for unit-of-production depletion and the ceiling test, have numerous inherent uncertainties. The accuracy subsequent drilling of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Subsequent drilling, testing and production may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future.

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

Oil and Natural Gas Properties

We account for investments in natural gas and oil properties using the full-cost method of accounting. All costs directly associated with the acquisition, exploration and development of natural gas and oil properties are capitalized. These costs include lease acquisitions, seismic surveys, and drilling and completion equipment. We proportionally consolidate our interests in natural gas and oil properties. We capitalized compensation costs for employees working directly on exploration activities of $1.6 million and $2.2 million for the nine months ended September 30, 2005 and 2006, respectively. We expense maintenance and repairs as they are incurred.

We amortize natural gas and oil properties based on the unit-of-production method using estimates of proved reserve quantities. We do not amortize investments in unproved properties until proved reserves associated with the projects can be determined or until these investments are impaired. We periodically evaluate, on a property-by-property basis, unevaluated properties for impairment. If the results of an assessment indicate that the properties are impaired, we add the amount of impairment to the proved natural gas and oil property costs to be amortized. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rate per Mcfe for the three months ended September 30, 2005 and 2006 was $2.15 and $2.59, respectively.

Index

We account for dispositions of natural gas and oil properties as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. We have not had any transactions that significantly alter that relationship.

Net capitalized costs are limited to a “ceiling test” based on the estimated future net revenues, discounted at 10% per annum, from proved oil and natural gas reserves based on current economic and operating conditions (“Full Cost Ceiling”). If net capitalized costs exceed this limit, the excess is charged to earnings through depreciation, depletion and amortization.

In connection with our September 30, 2006 Full Cost Ceiling test computation, a price sensitivity study also indicated that a 10% increase or decrease in commodity prices at September 30, 2006 would have increased or decreased the Full Cost Ceiling test cushion by approximately $29 million. The aforementioned price sensitivity and NPV is as of September 30, 2006 and, accordingly, does not include any potential changes in reserve values due to fourth quarter 2006 performance, such as commodity prices, reserve revisions and drilling results.

The Full Cost Ceiling cushion at the end of September 2006 of approximately $4 million was based upon average realized oil and natural gas prices of $57.82 per Bbl and $4.04 per Mcf, respectively, or a volume weighted average price of $34.80 per BOE. This cushion, however, would have been zero on such date at an estimated volume weighted average price of $34.31 per BOE. A BOE means one barrel of oil equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids, which approximates the relative energy content of oil, condensate and natural gas liquids as compared to natural gas. Prices have historically been higher or substantially higher, more often for oil than natural gas on an energy equivalent basis, although there have been periods in which they have been lower or substantially lower.

Under the full cost method of accounting, the depletion rate is the current period production as a percentage of the total proved reserves. Total proved reserves include both proved developed and proved undeveloped reserves. The depletion rate is applied to the net book value of our oil and natural gas properties, excluding unevaluated costs, plus estimated future development costs to calculate the depletion expense. Proved reserves materially impact depletion expense. If the proved reserves decline, then the depletion rate (the rate at which we record depletion expense) increases, reducing net income.

We have a significant amount of proved undeveloped reserves, which are primarily oil reserves. We had 97.9 Bcfe and 79.3 Bcfe of proved undeveloped reserves at December 31, 2005 and September 30, 2006, respectively, representing 65% and 53% of our total proved reserves. This decline in proved undeveloped reserves is largely attributable to the decrease in the gas price to $4.04 Mcf at September 30, 2006 from $8.04 at December 31, 2005. As of December 31, 2005 and September 30, 2006, a large portion of these proved undeveloped reserves, or approximately 38.1 Bcfe and 38.0 Bcfe, respectively, are attributable to our Camp Hill properties that we acquired in 1994. The estimated future development costs to develop our proved undeveloped reserves on our Camp Hill properties are relatively low, on a per Mcfe basis, when compared to the estimated future development costs to develop our proved undeveloped reserves on our other oil and natural gas properties. Furthermore, the average depletable life (the estimated time that it will take to produce all recoverable reserves) of our Camp Hill properties is considerably longer, or approximately 15 years, when compared to the depletable life of our remaining oil and natural gas properties of approximately 10 years. Accordingly, the combination of a relatively low ratio of future development costs and a relatively long depletable life on our Camp Hill properties has resulted in a relatively low overall historical depletion rate and DD&A expense. This has resulted in a capitalized cost basis associated with producing properties being depleted over a longer period than the associated production and revenue stream, causing the build-up of nondepleted capitalized costs associated with properties that have been completely depleted. This combination of factors, in turn, has had a favorable impact on our earnings, which have been higher than they would have been had the Camp Hill properties not resulted in a relatively low overall depletion rate and DD&A expense and longer depletion period. As a hypothetical illustration of this impact, the removal of our Camp Hill proved undeveloped reserves starting January 1, 2002 would have reduced our earnings by (1) an estimated $11.2 million in 2002 (comprised of after-tax charges for a $7.1 million full cost ceiling impairment and a $4.1 million depletion expense increase), (2) an estimated $5.9 million in 2003 (due to higher depletion expense), (3) an estimated $3.4 million in 2004 (due to higher depletion expense) and (4) an estimated $6.9 million in 2005 (due to higher depletion expense).

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

You should not assume that the present value of future net cash flows is the current market value of our estimated proved reserves. In accordance with SEC requirements, we based the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the estimate using a discount rate of 10%.

Our rate of recording depreciation, depletion and amortization expense for proved properties depends on our estimate of proved reserves. If these reserve estimates decline, the rate at which we record these expenses will increase. A 10% increase or decrease in our proved reserves would have increased or decreased our depletion expense by 10% for the three months ended September 30, 2006.

As of December 31, 2005, approximately 81% of our proved reserves were proved undeveloped and proved nonproducing. Moreover, some of the producing wells included in our reserve reports as of December 31, 2005 had produced for a relatively short period of time as of that date. Because most of our reserve estimates are calculated using volumetric analysis, those estimates are less reliable than estimates based on a lengthy production history. Volumetric analysis involves estimating the volume of a reservoir based on the net feet of pay of the structure and an estimation of the area covered by the structure based on seismic analysis. In addition, realization or recognition of our proved undeveloped reserves will depend on our development schedule and plans. Lack of certainty with respect to development plans for proved undeveloped reserves could cause the discontinuation of the classification of these reserves as proved. Although we have accelerated our development of the Camp Hill field in East Texas, we have in the past chosen to delay development of our proved undeveloped reserves in the Camp Hill field in East Texas in favor of pursuing shorter-term exploration projects with higher potential rates of return, adding to our lease position in this field and further evaluating additional economic enhancements for this field's development. The average life of the Camp Hill proved undeveloped reserves is approximately 15 years, with 50% of these reserves being added to our reserves over 8 years ago. Although we have recently accelerated the pace of the development of the Camp Hill project, there can be no assurance that the aforementioned discontinuance will not occur.

Derivative Instruments

We use derivatives to manage price and interest rate risk underlying our oil and gas production and the variable interest rate on the Second Lien Credit Facility. Given our limited internal resources, we have elected to account for our derivative contracts as non-designated derivatives that will be marked-to-market. For a discussion of the impact of changes in the prices of oil and gas on our hedging transactions, see “Volatility of Oil and Natural Gas Prices” below.

During the third quarter of 2005, we entered into interest rate swap agreements with respect to amounts outstanding under the Second Lien Credit Facility. These arrangements are designed to manage our exposure to interest rate fluctuations during the period beginning January 1, 2006 through June 30, 2007 by effectively exchanging existing obligations to pay interest based on floating rates for obligations to pay interest based on fixed LIBOR rates. These derivatives will be marked-to-market at the end of each period and the realized and unrealized gain or loss will be recorded as mark-to-market gain (loss) on derivatives, net within other income and expenses on our Statement of Income.

Our Board of Directors sets all of our risk management policies and reviews volume limitations, types of instruments and counterparties, on a quarterly basis. These policies require that derivative instruments be executed only by either the President or Chief Financial Officer after consultation and concurrence by the President, Chief Financial Officer and Chairman of the Board. The

Index

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

Total oil purchased and sold under swaps and collars during the three months ended September 30, 2005 and 2006 was 27,600 each period. Total natural gas purchased and sold under swaps and collars during the three months ended September 30, 2005 and 2006 was 966,000 MMBtu and 1,163,000 MMBtu, respectively. Total oil hedged under swaps and collars during the nine months ended September 30, 2005 and 2006 were 99,300 Bbls and 63,800 Bbls, respectively. Total natural gas hedged under swaps and collars during the nine months ended September 30, 2005 and 2006 were 2,926,000 MMBtu and 3,520,000 MMBtu, respectively. The net gain/(loss) realized by us under such hedging arrangements was $(0.9) million and $1.1 million for the three months ended September 30, 2005 and 2006, respectively, and was $(0.7) million and $3.6 million for the nine months ended September 30, 2005 and 2006, respectively. These gains/(losses) are included in mark-to-market gain (loss) on derivatives, net.

To mitigate some of our commodity price risk, we engage periodically in certain other limited derivative activities including price swaps, costless collars and, occasionally, put options, in order to establish some price floor protection. We do not hold or issue derivative instruments for trading purposes.

For the quarter ended September 30, 2005 and 2006, the unrealized gain (loss) on oil and natural gas derivatives was $(11.0) million and $2.9 million, respectively. For the nine months ended September 30, 2005 and 2006, the unrealized mark-to-market gain (loss) on derivatives, net was ($11.7) million and $7.5 million, respectively. The gains (losses) are reported as mark-to-market gain (loss) on derivatives, net.

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

Index

Our natural gas derivative transactions are generally settled based upon the average of the reporting settlement prices on the Houston Ship Channel index for the last three trading days of a particular contract month. Our oil derivative transactions are generally settled based on the average reporting settlement prices on the West Texas Intermediate index for each trading day of a particular calendar month. For the third quarter of 2006, a 10% change in the price per Mcf of gas sold would have changed revenue by $1.6 million. A 10% change in the price per barrel of oil would have changed revenue by $0.5 million.

The table below summarizes our total natural gas production volumes subject to derivative transactions during the nine months ended September 30, 2006:

Natural Gas
Volumes (MMBtu)	3,520,000
Average price ($/MMBtu)
Fixed	$7.24
Floor	$7.77
Ceiling	$10.68

The table below summarizes our total crude oil production volumes subject to derivative transactions for the nine months ended September 30, 2006:

Crude Oil
Volumes (Bbls)	63,800
Average price ($/Bbls)
Floor	$57.30
Ceiling	$69.12

At September 30, 2006 we had the following outstanding derivative positions:

	Contract Volumes
			Average	Average	Average
Quarter	BBls	MMbtu	Fixed Price	Floor Price	Ceiling Price

Fourth Quarter 2006		1,042,000	$7.28	$7.54	$9.08
Fourth Quarter 2006	18,400			58.50	70.93
First Quarter 2007		900,000	7.05	7.95	9.81
Second Quarter 2007		1,001,000	7.05	7.31	8.87
Third Quarter 2007		828,000	7.05	7.53	9.10
Fourth Quarter 2007		552,000	7.05	6.92	8.32
First Quarter 2008		182,000		7.25	8.65

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

Index

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As described in more detail in our Form 10-K/A filed on April 11, 2006 , we identified material weaknesses in the Company’s internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) in connection with the work related to Management’s Annual Report on Internal Control over Financial Reporting. As a result of these material weaknesses, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2005, the Company’s disclosure controls and procedures were not effective. Additionally, as a result of such material weaknesses, the Company was not able to file its Annual Report on Form 10-K for the year ended December 31, 2005 with the Securities and Exchange Commission in the time required. Because the control deficiencies leading to such material weaknesses were still present as of September 30, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective. The Company has outlined a number of initiatives, as discussed below, that it believes will remediate these material weaknesses in 2006.

Hedging

For a description of a material weakness related to the accounting for our derivatives and related matters, see Item 9A in our Annual Report on Form 10-K/A for the year ended December 31, 2005.

Year-end Close Process and Other Controls

In the fourth quarter of 2005, we hired a manager of financial reporting, filling the prior vacancy described in our Annual Report on Form 10-K for the year ended December 31, 2004. This manager of financial reporting subsequently left the Company late in the fourth quarter of 2005, creating a new vacancy. Our manager of accounting left the Company in November 2005. In February 2006, our controller and our director of financial planning and analysis also both left the Company. We attempted to fill these vacancies, but were not able to do so as quickly as we would have liked. We subsequently hired a new controller and manager of operations accounting in March 2006, near the end of our year-end closing process. During the second quarter of 2006, we hired a new manager of financial reporting, a manager of financial planning and analysis and a manager of general accounting. During the third quarter of 2006, we continued to build our accounting staff with the addition of two senior accountants.

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

Index

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

Management identified each of the three material weaknesses referred to above in March of 2006 in connection with the preparation of the Company’s financial statements and the work related to management’s annual report on internal control over financial reporting. The material weakness in the Company’s 2005 year-end close process resulted from accounting and financial staff vacancies beginning in the fourth quarter of 2005. Other similar vacancies existed during the 2004 year-end close process, which resulted in a material weakness as of December 31, 2004. The second material weakness, relating to the Company’s hedging practices, was identified in March 2006 by management of the Company in connection with the preparation of the Company’s annual financial statements and the work related to management’s annual report on internal control over financial reporting. The underlying hedge accounting issues were identified and brought to management’s attention by PKF and led management to identify a material weakness and therefore conclude that such material weakness was present as of December 31, 2005 and December 31, 2004. Management’s identification of this material weakness ultimately led to the restatement of the Company’s 2004 financial statements and the Company’s quarterly financial statements for the first nine months of 2005. Management determined that this financial restatement was an additional effect of the year-end close process material weakness. Management also determined that the cumulative impact of the deficiencies associated with hedging practices was not material prior to 2004. The third material weakness related to various errors and omissions made during the 2005 year-end close process that were identified by PKF in March 2006 and led management to identify these errors as a material weakness and therefore conclude that such material weakness was present as of December 31, 2005. The material weakness began in the fourth quarter of 2005 and was related to the Company’s accounting and financial staff vacancies.

As a result of these three material weaknesses, our management concluded in our Annual Report on Form 10-K/A for the year ended December 31, 2005 that our internal control over financial reporting was not effective as of December 31, 2005.

While there can be no assurance in this regard, we expect that the following initiatives will eliminate the material weaknesses relating to our year-end close process and other controls in 2006: (1) increasing the level of our professional accounting staff, including the successful placement of a new manager of financial reporting, new controller, new manager of operations accounting, new manager of general accounting and new manager of financial planning and analysis and other senior level positions, and (2) completing our transition to a new fully-integrated accounting software system (phase one was completed in the fourth quarter of 2005) to automate processes and improve qualitative reviews. Until these initiatives are fully implemented, we will continue to rely on manual processes and require additional commitment of resources to the closing process to produce our financial records and reports. Given our limited internal resources, we have currently elected to account for all new derivative contracts as non-designated derivatives. Our project team has made significant progress towards completing the transition to a new fully-integrated accounting software system described in the second initiative. We have discussed these material weaknesses and our remediation steps with our Audit Committee.

Changes in Internal Control over Financial Reporting. Except as described above, there have not been any changes in the Company's internal control over financial reporting during the fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. As described above, the Company identified material weaknesses in the Company's internal control over financial reporting and has described a number of planned changes to its internal control over financial reporting during 2006 designed to remediate these weaknesses. Some of these changes were effected in the first nine months of 2006, including some changes in staffing and changes in hedge accounting. This Item 4 should be read in conjunction with Item 9A included in our Annual Report on Form 10-K/A for the year ended December 31, 2005.

Index

PART II. OTHER INFORMATION

Item 1 - Legal Proceedings

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.

Item 1A - Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in and in Part II, Item 1A - Risk Factors in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s purchases of its common stock on a monthly basis during the third quarter of 2006:

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	(or Appropriate Dollar
	(a) Total Number		Part of Publicly	Value) of Shares that May
	of Shares	(b) Average Price	Announced Plans or	Yet Be Purchased Under
Period	Purchased(1)	Paid Per Share	Programs	the Plan or Programs
July 2006	-	-	-	-
August 2006	826	$28.51	-	-
September 2006	-	-	-	-

Total	826	$28.51	-	-
__________
(1) The 826 shares related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our long-term incentive plan.

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

Index

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

10.1	—	Form of Employee Restricted Stock Award Agreement.
10.2	—	Form of Employee Stock Option Award Agreement.
†10.3	—
Employment Agreement between Carrizo Oil & Gas, Inc. and Richard Smith dated September 18, 2006, and effective as of August 23, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2006).

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

Carrizo Oil & Gas, Inc.
(Registrant)

Date: November 9, 2006	By: /s/S. P. Johnson, IV
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2006	By: /s/Paul F. Boling
Chief Financial Officer
(Principal Financial and Accounting Officer)