Form 10-Q/A
period 2006-09-30
CARRIZO OIL & GAS INC
filed 2006-11-16
CIK 1040593

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No.1)

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

FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

Index

EXPLANATORY NOTE

This Amendment No. 1 to the Form 10-Q of Carrizo Oil & Gas, Inc. (the “Company”) for the quarter ended September 30, 2006, which was originally filed on November 9, 2006, is being filed to amend and restate Item 4 of Part I, “Controls and Procedures,” in order to clarify that there were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. No other sections were affected.

PART I

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

Index

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

Index

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

Index

PART II

ITEM 6 - EXHIBITS

Exhibit Number		Description
31.1	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carrizo Oil & Gas, Inc.
(Registrant)

Date: November 16, 2006	By: /s/S. P. Johnson, IV
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 16, 2006	By: /s/Paul F. Boling
Chief Financial Officer
(Principal Financial and Accounting Officer)