Form 10-K
period 2006-12-31
CARRIZO OIL & GAS INC
filed 2007-04-02
CIK 1040593

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2006
Commission No. 0-22915
Carrizo Oil & Gas, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0415919
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1000 Louisiana Street, Suite 1500
Houston, Texas	77002
(Principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (713) 328-1000
Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock, $.01 par value
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☑
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐ NO ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐       Accelerated filer ☑       Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☑
     At June 30, 2006, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $656.7 million based on the closing price of such stock on such date of $31.31.
     At March 1, 2007, the number of shares outstanding of the registrant’s Common Stock was 25,991,485.
DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive proxy statement for the Registrant’s 2007 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2006.

PART I
Item 1. and Item 2. Business and Properties
General
     Carrizo Oil & Gas, Inc. (“Carrizo,” the “Company” or “We”) is an independent energy company engaged in the exploration, development and production of natural gas and oil. Our current operations are focused in proven, producing natural gas and oil geologic trends along the onshore Gulf Coast area in Texas and Louisiana, primarily in the Miocene, Wilcox, Frio and Vicksburg trends, and, since mid-2003, in the Barnett Shale area in North Texas. Our other interests include properties in East Texas, the U.K. North Sea, and acreage in shale plays in the Barnett/Woodford in West Texas/New Mexico, Floyd/Neal in Mississippi, the western New Albany in Kentucky/Illinois and the Fayetteville in Arkansas. We also have a coalbed methane investment in the Rocky Mountains.
     We have traditionally grown our production through our 3-D seismic-driven exploratory drilling program. Our compound production growth rate for the period December 31, 2000 through December 31, 2006 on an annualized basis was 17%. From our inception through December 31, 2006, we participated in the drilling of 508 wells (200.3 net) with an apparent success rate of approximately 71% in our onshore Gulf Coast area and an apparent success rate of 100% in the Barnett Shale area in North Texas (also called “Barnett Shale area” or “Ft. Worth Barnett Shale area”). Exploratory wells accounted for 81% of the total wells we drilled. Our total proved reserves as of December 31, 2006 were an estimated 210.0 Bcfe with a PV-10 value of $387.2 million. During 2006, we added a record 71.1 Bcfe to proved reserves and produced a record 11.7 Bcfe. We finance the majority of our drilling activity through internal cash flow generated primarily from oil and natural gas production sales revenue, proceeds from the issuance of various securities and borrowings under our credit facilities.
     As a main component of our business strategy, we have acquired licenses for over 11,800 square miles of 3-D seismic data for processing and evaluation. Historically, we either (1) sought to acquire seismic permits from landowners that included options to lease the acreage prior to conducting proprietary surveys or (2) participated in 3-D group shoots in which we typically sought to obtain leases or farm-ins rather than lease options. Since 2001, we have been able to increase the size of our 3-D seismic holdings in our onshore Gulf Coast area by approximately 195% to over 8,400 square miles, in large part by taking advantage of very favorable pricing available for nonproprietary data from libraries of seismic companies. Since 2003, we have also grown our 3-D seismic holdings in the Barnett Shale area to over 386 square miles.
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
     We believe that our utilization of large-scale 3-D seismic surveys and related technology allows us to create and maintain a multiyear inventory of high-quality exploration prospects. As of December 31, 2006, we had 194,719 net acres in Texas and Louisiana under lease or lease option (all references to acres under lease in this Form 10-K also include lease option acres unless otherwise indicated), including 37,644 net acres in our onshore Gulf Coast area, predominantly all covered by 3-D seismic data, 86,752 net acres in our Ft. Worth Barnett Shale area and 65,506 net acres in our West Texas Woodford/Barnett Shale area. We have identified: (1) 191 potential exploratory drilling locations in our onshore Gulf Coast area, comprised of 106 leased exploratory drillsites, 55 of which are field extension wells based on initial drilling activities, and 85 seismically defined prospects on which we are pursuing acreage, and (2) over 675 potential exploratory and development horizontal drilling locations on our leased acreage in the Ft. Worth Barnett Shale area. The vast majority of our 3-D seismic data covers productive geological trends in our onshore Gulf Coast area, where we have made 265 completions as a result of our utilization and evaluation of this data.
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
     We are drilling primarily horizontal wells in the Barnett Shale area. Typical costs to drill and complete are approximately $2.4 million for horizontal wells. Our Barnett horizontal wells generally have target depths of 8,500 to 10,500 feet including the lateral section. During 2006, we held an average 74 percent working interest participation in the Barnett wells drilled as we shifted to a primarily Carrizo-operated program and operated a majority of the wells drilled. For wells drilled in 2007, we plan to increase our average working interests to between 80 and 90 percent.
     Accordingly, we believe that continued development of producing reserves in the Barnett Shale play will have the potential to lengthen our overall average reserve life and, on balance, add a long-lived cash flow stream to help fund our future capital exploration and development program. In our Barnett Shale area through December 31, 2006, we had acquired 86,752 net acres, drilled 122 gross (71.7 net) wells and increased our total proved reserves in the Barnett Shale area to 146.6 Bcfe. As of March 20, 2007, our current net production in the Barnett Shale area was estimated at 21 MMcfe/d.
     As of December 31, 2006, we operated 119 producing oil and gas wells, which accounted for 55% of the onshore Gulf Coast area producing wells and 36% of the Barnett Shale producing wells in which we had an interest.
     During 2001, through our wholly-owned subsidiary, CCBM, Inc. (“CCBM”), we acquired 50% of the working interests held by Rocky Mountain Gas, Inc. (“RMG”) in approximately 107,000 net mineral acres prospective for coalbed methane located in the Powder River Basin in Wyoming and Montana. In 2003, we contributed a majority of our coalbed methane property interests into a newly formed company, Pinnacle Gas Resources, Inc. (“Pinnacle”), in return for an interest in Pinnacle. As of December 31, 2006, we owned approximately 9.5% of the common stock of Pinnacle on a fully diluted basis. For more information on this contribution and our investment in Pinnacle, please read “Pinnacle Transaction” below.
     Certain terms used herein relating to the oil and natural gas industry are defined in “Glossary of Certain Industry Terms” below.
Business Strategy
Growth Through the Drillbit
     Our objective is to create shareholder value through the execution of a business strategy designed to capitalize on our strengths. Key elements of our business strategy include:
•	Grow Primarily Through Drilling. We are pursuing an active technology-driven exploration drilling program. We generate exploration prospects through geological and geophysical analysis of 3-D seismic and other data. Our ability to successfully define and drill exploratory prospects is demonstrated by our exploratory drilling success rate in the onshore Gulf Coast area of 83% over the last three years and a 100% drilling success rate in our Barnett Shale area since inception in 2003. During 2007, we are drilling or plan to drill approximately 15 wells (7.0 net) in the onshore Gulf Coast area and 53 wells (46.6 net) in the Barnett Shale area. We have planned approximately $165.0 million to $175.0 million for capital expenditures in 2007, $143.9 million of which we expect to use for drilling activities in the onshore Gulf Coast and Barnett Shale areas.

•	Focus on Prolific and Industry-Proven Trends. We focus our activities both in the prolific onshore Gulf Cost area where our management, our technical staff and our field operations teams have significant prior experience and in the industry-proven Barnett Shale trend in which our wells have generally longer-lived reserves. Although we have broadened our areas of operations to include the Rocky Mountains, the U.K. North Sea and shale trends in West Texas/New Mexico, Mississippi/Alabama, Kentucky and Arkansas, we plan to focus a majority of our near-term capital expenditures in the onshore Gulf Coast area, where we believe our accumulated data and knowledge base provide a competitive advantage, and in the Barnett Shale area in North Texas, where we have acquired a significant acreage position and accumulated a large drillsite inventory.

•	Aggressively Evaluate 3-D Seismic Data and Acquire Acreage to Maintain a Large Drillsite Inventory. We have accumulated and continue to add to a multiyear inventory of 3-D seismic and geologic data along the prolific producing trend of the onshore Gulf Coast area and industry-proven trend of the Barnett Shale area. In 2006, we added approximately 761 square miles of newly released 3-D and seismic data. We believe our utilization of large-scale 3-D seismic surveys and related technology provides us with the opportunity to maximize our exploration success in both the onshore Gulf Coast and Barnett Shale areas. As of December 31, 2006, we had accumulated licenses for approximately 11,797 square miles of 3-D seismic data and identified over 866 drilling locations and extension opportunities (comprised of 191 locations in the onshore Gulf Coast area and 675 locations in the Barnett Shale area). We believe our use of 3-D seismic surveys reduces, but does not eliminate, the risk of drilling.

•	Maintain a Balanced Exploration Drilling Portfolio. We seek to balance our drilling program between projects with relatively lower risk and moderate potential and drilling prospects that have relatively higher risk and substantial potential. We believe we have furthered this strategy through the expansion of the Barnett Shale operations in which our wells generally have longer-lived reserves and generally lower risk/lower reward than our average onshore Gulf Coast area wells. We will continue to expand our exploratory drilling portfolio, including lease acquisitions with exploration potential.

•	Manage Risk Exposure by Market Testing Prospects and Optimizing Working Interests. We seek to limit our financial and operating risks by varying our level of participation in drilling prospects with differing risk profiles and by seeking additional technical input and economic review from knowledgeable industry participants regarding our prospects. Additionally, we rely on advanced technologies, including 3-D seismic analysis, to better define geologic risks, thereby enhancing the results of our drilling efforts. The use of 3-D seismic analysis does not guarantee that hydrocarbons are present or, if present, that they can be recovered economically. We also seek to operate our projects in order to better control drilling costs and the timing of drilling.

•	Retain and Incentivize a Highly Qualified Technical Staff. We employ 33 natural gas and oil professionals, including geophysicists, petrophysicists, geologists, petroleum engineers and production and reservoir engineers and technical support staff, who have an average of over 20 years of experience. This level of expertise and experience gives us an in-house ability to apply advanced technologies to our drilling and production activities, including our extensive experience in fracturing and horizontal drilling technologies. Our technical staff is granted stock-based awards and participates in an incentive bonus pool based on production resulting from our exploratory successes.
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
     In late 2005, we entered an agreement that allows Carrizo to acquire approximately 800 square miles of 3-D seismic data in our onshore Gulf Coast area over a three year period. Specific operating areas to which new data were added as a result of the late 2005 data acquisition include 203 square miles of newly released 3-D data in south Louisiana, and 151 square miles of newly released 3-D data in Texas. These data acquisitions consist of existing nonproprietary data sets obtained from seismic companies at what we believe to be attractive pricing.
     We also entered into a 3-D seismic data acquisition program in 2004 through 2006 to complete seismic shoots over significant acreage positions in our Barnett Shale area, covering an estimated 386 square miles.
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
     We generally seek to obtain lease operator status and control over field operations, and in particular seek to control decisions regarding 3-D survey design parameters and drilling and completion methods. As of December 31, 2006, we operated 119 producing oil and natural gas wells. Although we initially did not act as operator for most of our projects in the Barnett Shale area, we now generally seek to control operations for most new exploration and development in that area, taking advantage of our technical staff experience in horizontal drilling and hydraulic fracturing.
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

			3-D Seismic	Net Options/	Drilling Capital
	Productive Wells		Data	Leased	Expenditures
	Gross	Net	(Sq. Miles)	Acres	2006	2007 Plan
					(In millions)
Onshore Gulf Coast:
Wilcox	29	8	2,278	12,976	$4.9	$4.0
Frio/Vicksburg	49	11	2,271	11,045	5.3	1.7
Southeast Texas	19	7	1,216	8,819	19.0	7.8
South Louisiana	5	2	2,154	5,580	6.6	11.2
Barnett Shale	98	59	386	86,752	100.5	108.2
East Texas	54	53	511	4,817	0.7	4.6
Rocky Mountain	—	—	473	14,373	—	—
North Sea	—	—	1,346	28,584	2.3	2.9
Floyd Shale	—	—	18	136,637	—	2.5
Kentucky Shale	—	—	—	17,579	—	—
Fayetteville Shale	—	—	—	15,127	—	—
Woodford/Barnett Shale	—	—	—	70,468	—	—
Other Areas	—	—	1,144	9,996	3.3	1.0

Total	254	140	11,797	422,753	$142.6	$143.9

Onshore Gulf Coast Area
     For purposes of presentation, we divide our onshore Gulf Coast area into four main producing areas: Wilcox, Frio/Vicksburg, Southeast Texas and South Louisiana. Our onshore Gulf Coast area generally contains geologically complex natural gas objectives well-suited for drilling using 3-D seismic evaluation.
     In our onshore Gulf Coast area, we have a total inventory of 106 leased exploratory drillsites, 55 of which are field extension wells based on initial drilling success. We are pursuing acreage on an additional 85 seismically defined prospects. We plan to spend approximately $24.7 million on drilling expenditures in 2007, comprised of approximately 15 wells (7.0 net). We also plan to spend $3.1 million to purchase and reprocess 3-D seismic surveys during 2007.
Texas — Wilcox Areas
     We have licenses for approximately 2,278 square miles of 3-D seismic data and 12,976 net acres of leasehold in the Wilcox trend in Texas. From January 1, 2003 through December 31, 2006, we drilled and completed 27 wells (8.8 net) on 30 attempts in this area. We incurred capital drilling expenditures of $4.9 million and drilled six wells (1.5 net) in the Texas Wilcox area in 2006 and expect to devote approximately $4.0 million to drill three gross wells (0.8 net) in this area in 2007. In the Wilcox area 43 exploratory drillsites have been leased, 30 of which are field extension wells based on results of initial drilling. We are pursuing acreage on an additional 38 seismically defined prospects.
Texas Frio/Vicksburg/Yegua Areas
     This combined trend area sometimes overlaps but is generally closer to the Texas Gulf Coast than the Wilcox areas discussed above. In any particular target or prospect in this area, the Frio is the shallower formation, above the deeper Vicksburg and still deeper Yegua formations. We have licenses for a total of over 2,271 miles of 3-D seismic data and 11,045 net leasehold acres over this trend. Our current focus is primarily in Brooks County, the location of the Encinitas Field.
     We have an inventory of 14 leased exploratory drillsites in the Frio/Vicksburg trend, four of which are field extension wells based on success of initial drilling. We are pursing acreage on an additional 19 seismically defined prospects.
     From January 1, 2003 through December 31, 2006, we drilled and completed 38.0 wells (9.0 net) in 42 attempts in this trend. We incurred capital drilling expenditures of $5.3 million and drilled two wells (0.6 net) in the Frio/Vicksburg trend area in 2006 and expect to devote approximately $1.7 million to drill three wells (0.9 net) in this area in 2007.
Southeast Texas Areas
     The Southeast Texas area contains similar objective levels found in the Frio/Vicksburg/Yegua trend area. We separate this as a focus area because of the geographic concentration of our 3-D seismic data and because reservoirs in this area usually display seismic amplitude anomalies. Seismic amplitude anomalies can be interpreted as an indicator of hydrocarbons, although these anomalies are not necessarily reliable as to hydrocarbon presence or productivity. We have acquired licenses for approximately 1,216 square miles of 3-D data over our Southeast Texas project area which is focused primarily on the Frio, Yegua, Cook Mountain and Vicksburg formations.
     We have 25 leased exploratory drillsites, seven of which are dependent on success of the other wells. An additional six prospects have been seismically mapped on which we are currently pursuing acreage.
     From January 1, 2003 to December 31, 2006, we participated in the drilling and completion of 19 wells (6.7 net) in 23 attempts in this area. We incurred capital drilling expenditures of $19.0 million and drilled seven wells (2.6 net) in the Southeast Texas area in 2006 and expect to devote approximately $7.8 million and drill 5.0 gross wells in this area in 2007. The Liberty Project Area and Cedar Point Project Area have proven to be successful for us, and we expect that the Liberty Project Area will constitute a significant portion of our drilling program for 2007.
Liberty Project Area
     We have identified and leased prospects including the Frio, Yegua, Cook Mountain, and Wilcox formations within the 705 square miles of 3-D seismic data in the Liberty Project Area which now covers significant areas of Liberty, Harris, and Hardin Counties, Texas.
     As of December 31, 2006, we had identified 21 leased exploratory drilling locations and an additional six potential locations that we are attempting to lease in the Liberty Project Area. Ten of the total 21 prospects were generated from our 2006 seismic survey project. Carrizo’s 2007 drilling plan provides for drilling two of these exploratory locations. Accordingly, we expect to continue significant drilling activity in the Liberty Project area in 2007.
South Louisiana Area
     The South Louisiana area primarily contains objectives in the Middle and Lower Miocene intervals. We have acquired licenses for 2,154 square miles of 3-D data and approximately 5,580 net acres of leasehold. The 3-D seismic data sets are concentrated in one general area including St. Mary, Terrebonne and LaFourche Parishes.
     Our South Louisiana inventory consists of 14 leased exploratory drillsites, seven of which are dependent on the success of the other wells. Carrizo is currently pursuing acreage on an additional 17 seismically defined prospects. From January 1, 2003 to December 31, 2006, we drilled and completed six wells (2.1 net) on eleven attempts in this area. We incurred capital drilling expenditures of $6.6 million and drilled three wells (1.1 net) in the South Louisiana area in 2006 and expect to devote approximately $11.2 million to drill 4.0 gross wells in this area in 2007.
Barnett Shale Trend
     We began active participation in the Barnett Shale play in the Fort Worth Basin on acreage located west of the city of Fort Worth, Texas in mid-2003. In 2003, we acquired leases on approximately 4,100 net acres and invested $0.9 million to drill six wells (2.6 net), two of which were completed and producing and four of which were awaiting pipeline hookup at year end. Net production from the two online wells (0.6 net) was a combined 380 Mcfe per day at year end 2003.
     In February 2004 we purchased specified wells and leases in the Barnett Shale trend in Denton County, Texas from a private company for $8.2 million. These non-operated properties have an average 39 percent working interest. The acquisition included 21 existing gross wells (6.7 net) and interests in approximately 1,500 net acres. Production at year end 2004 was approximately 2,800 Mcfe/d.
     In April 2005 we acquired 600 net acres and working interests in 14 existing wells (7.3 net) with an estimated 5.4 MMcfe of proved reserves in the Barnett Shale trend for $2.3 million in cash and 112,697 shares of our common stock. In 2005, we drilled 37 additional wells (22.1 net) and acquired an additional 49,632 net acres.
     During 2006, we drilled 46.0 additional wells (33.9 net) and acquired an additional 6,400 net acres, increasing our acreage at the end of 2006 to 86,752 net acres (primarily in Tarrant, Parker, Denton, Johnson, Hill and Erath counties). Carrizo was operator on 32 of the gross wells drilled. At year end 2006, 31 of the gross wells were producing and the remaining 15 wells were awaiting completion and/or pipeline connection.
     We are continuing to expand our leasehold acquisition in this trend. Production at the end of 2006 and at March 20, 2007 was

approximately 19 MMcfe/d and 21 MMcfe/d, respectively. Net proved reserves have grown by 79% from 82.1 Bcfe on December 31, 2005 to 146.6 Bcfe on December 31, 2006. We are drilling in this trend with four Carrizo operated rigs as of March 20, 2007.
East Texas Area
     The East Texas area encompasses multiple objectives, including the Wilcox and Cotton Valley intervals. We are focused on the Camp Hill Field, a Wilcox steam flood project in Anderson County, and the Tortuga Grande Prospect, a Cotton Valley sand opportunity. We have licenses for over 511 square miles of 3-D seismic data in the East Texas area and 4,817 net acres under lease.
     We expect to invest $4.6 million to drill 27 gross wells in this region in 2007.
     Camp Hill Project. We own interests in approximately 750 gross acres in the Camp Hill Field in Anderson County, Texas. We currently operate all of these leases. During the year ended December 31, 2006, the project produced an average of 40.9 Bbls/d of 19 API gravity oil. The wells produce from a depth of 500 feet and have utilized and plan to utilize a tertiary steam drive as an enhanced oil recovery process. Although efficient at maximizing oil recovery, the steam drive process is relatively expensive to operate because natural gas or produced crude is burned to create the steam injectant. Lifting costs during the year ended December 31, 2006 averaged $68.99 per barrel ($11.50 per Mcfe). Costs were high, as expected, because oil production response typically lags the startup of steam injection. The oil produced, although viscous, commands a comparable price to West Texas Intermediate crude (an average premium of $0.15 per Bbl to Koch WTI during the year ended December 31, 2006) due to its suitability as a lube oil feedstock.
     As of December 31, 2006, we had 6.2 MMBbls of proved oil reserves in this project, with 0.8 MMBbls of oil reserves currently developed. The proved undeveloped reserves at the Camp Hill Field constitute 16% of our proved reserves and account for 23% of our present value of net future revenues from proved reserves as of December 31, 2006. We have an average working interest of approximately 92.1% in this field and an approximate net revenue interest of 71.0%.
     Prior to 2003, we estimated an ultimate recovery efficiency (i.e. the percentage of the oil in the ground that we would be able to produce economically) after steam drive of 45% of the original oil in place in the Camp Hill Field. As of January 1, 2003, we raised our estimate to an ultimate recovery of 55% of the estimated original oil in place based upon our review of recovery efficiencies from prior projects by other companies in both the Camp Hill Field as well as in nearby projects that we considered to have similar geologic and hydrocarbon attributes. We have lowered our estimated recovery efficiency as of December 31, 2005 to 49% of the estimated original oil in place in the field. We believe this revised recovery efficiency is reasonable, particularly in light of the fact that a project that we have operated in the Camp Hill Field since 1993 has a current 49.8% recovery efficiency as of December 31, 2006 and is currently still producing.
     Although in 2006 and 2005 we increased our development activities in the Camp Hill Field, this follows an extended period during which we deferred development in the field. We deferred development (1) to optimize returns by awaiting an economic entry point for developing a cogeneration plant as further explained below, (2) to pursue other opportunities in both our onshore Gulf Coast and later, Barnett Shale areas with higher rates of return and (3) to continue increasing our net acreage position in the field in a competitive environment. Although we at all times believed that we could develop this field on a profitable basis, we nonetheless believed that we were optimizing our economic position by deferring development. We acquired our initial interests in the Camp Hill Field in 1993. We performed remedial work on the existing wells and steam generators and began injecting steam in March 1994. From 1994 through 1998 and during the first nine months of 2000, we injected steam in 31 patterns. In the fourth quarter of 2000, we suspended steam injection in response to high fuel gas prices and to pursue a lower steam cost solution through our cogeneration negotiations. Thereafter, we drilled one well in 2001, seven wells in 2005 and ten wells (including six injection wells) in 2006.
     The most important reason for our delay in both resuming steam injection and moving to full development was the potential for significantly improved profitability that would result from the construction of a nearby cogeneration plant. Cogeneration plants typically provided steam at less than half the cost of small steam generators. Steam costs are critical to the economics of the development of the field. Expected steam costs far outweigh the capital costs for the development of the Camp Hill Field. We currently estimate approximately $91 million in steam costs compared to $18.8 million for drilling and development capital that is needed to fully develop the proved undeveloped reserves in this field. Previously, our management believed that the demand for electricity in the East Texas area would increase in the future such that it would become lucrative for us or a third party to build a cogeneration plant in the area. In this cogeneration plant, a gas turbine would be used to generate electricity, and the waste heat would be used to produce steam. The steam would be captured for injection in the Camp Hill Field, while the electricity would be sold into the Texas electric power grid. In 2000, we engaged in discussions with another party regarding the building of a cogeneration facility, but we ultimately did not reach acceptable terms with that party. We subsequently continued to explore the possibility of a cogeneration facility in the Camp Hill Field and worked with electricity industry consultants in 2002 and 2005.
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
     In 2006, we continued to invest the majority of our budgeted capital expenditures in our Barnett Shale and onshore Gulf Coast areas where the rates of return are traditionally higher and our leases expire sooner, which gives these projects greater immediacy. We did, however, drill four gross wells (four net) and six gross injection wells in the Camp Hill Field in 2006.
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
     In August 2005, management proposed the acceleration of the Camp Hill development to our board of directors. Accordingly, a development plan was formally approved by the board for increased drilling activity in the Camp Hill Field, beginning with an initial 60-well drilling program. In February 2006, our board of directors formally approved a multi-year plan to fully develop the entire Camp Hill Field. In furtherance of this plan, we expect to drill between 25 and 30 gross wells (25 to 30 net) in this area at an estimated cost of $2.3 million during 2007. To fully develop the field, we expect to drill approximately 317 wells from 2007 through 2018, at a total cost of approximately $18.8 million and total operating costs including steam of approximately $128.0 million. The precise timing and amount of our expenditures on additional well drilling and increased steam injection to develop the proved undeveloped reserves in this project will depend on several factors including the relative prices of oil and natural gas.
     We have taken other steps to increase Camp Hill development. To implement our development plan, we have entered into a new fuel gas supply contact; we are upgrading the steam generator burners and burner controls; and we have obtained a 30-well drilling rig contract. This rig was placed in the field in late March 2006. We recommenced steam injection in the Camp Hill Field in April 2006.
Other Project Areas in the East Texas Region
     We have leased seven additional exploratory prospects in our East Texas region. We are shooting a 20 square mile 3-D survey to evaluate additional potential of the Tortuga Grande area. We expect to invest $2.3 million to drill two additional wells based on the integration of new data with the well information.
Wyoming/Montana Coalbed Methane Project Area
Rocky Mountain Region
     In June 2003, we contributed our Powder River Basin interests, including all leasehold, wells and reserves, in the Arvada, Bobcat, Clearmont and Kirby prospects into the formation of Pinnacle. Our interests in Castle Rock, Montana and Oyster Ridge, Wyoming were retained. While no proved reserves have yet been booked in either area, drilling operations were conducted at both during 2005, with two and four wells, respectively, drilled in each area. At the end of 2006, we owned direct interests in 104,706 gross acres (including 23,784 acres which have now been optioned via drill-to-earn provisions of a farmout at Oyster Ridge).
     At year-end 2006, Pinnacle had completed the acquisition and/or drilling of 883 gross wells, or approximately 535 net. As of December 31, 2006, Pinnacle owned natural gas and oil leasehold interests in approximately 454,000 gross (306,000 net) acres and had estimated net proved reserves of 20.3 Bcf.
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
     See “Regulation — Coalbed Methane Proceedings in Montana” for a description of certain regulatory proceedings affecting coalbed methane drilling in Montana.
Other Project Areas
Floyd Shale
     In 2005, we began activities in the Floyd Shale, a large shale play located in Alabama and Mississippi. At year end 2006, we had acquired approximately 136,500 net acres in this area. Based on our experience in the Barnett Shale and on preliminary geologic evaluation, in 2006 we decided to shoot 3-D seismic to evaluate our initial drilling locations. We had acquired and processed 18 square miles of 3-D seismic data at year end 2006. As in the Barnett Shale, our drilling program involves the drilling of both vertical and horizontal wells. We anticipate spending $2.5 million to drill one vertical well (0.5 net) and one horizontal well (0.5 net) in this region in 2007.
     We have designed an evaluation program that will provide us with detailed information about the Floyd Shale project. Our plan is to drill a vertical well in which a core of the shale section will be taken. This core will be analyzed for all geothermal, geochemical, mineralogical, and mechanical properties. A horizontal well will be drilled immediately thereafter within one thousand feet of the vertical borehole. The vertical well will be used as a monitoring well to evaluate the effectiveness of the hydraulic fracing program in the horizontal well.
Fayetteville Shale and Woodford/Barnett Shale Plays
     Carrizo identified several large shale resource plays in 2005 in the Fayetteville Shale (located in the Arkoma Basin of Arkansas), and the Delaware Basin Woodford/Barnett (West Texas/New Mexico) and Marfa Basin Barnett Shales (West Texas) (collectively, the “Woodford/Barnett Shale”). Detailed mapping of shale extent, depth, thickness, organic content, thermal maturation, as well as cost and availability of acquiring leases were analyzed to define the project fairways to lease. Carrizo has been successful in acquiring over 15,000 net acres in the Fayetteville Shale and over 70,000 net acres in the Woodford/Barnett Shale comprised of over 58,000 net acres in the Marfa Basin and about 12,100 net acres in the Delaware Basin.
U.K. North Sea Region
     We were originally awarded seven acreage blocks in 2003, consisting of one “Traditional” and three “Promote” licenses, in the United Kingdom’s 21st Round of Licensing. Subsequently, we generated a number of prospects from certain of these blocks and, accordingly, with a four year term, renewed the Promote license on two of these blocks in 2006. In 2006, all the Promote licenses were converted to Traditional licenses. As of December 31, 2006, we held licenses in five exploration blocks (totaling 124,000 gross acres), all located in mature producing areas of the Central and Southern North Sea in water depths of 30 to 350 feet. One of the Traditional licenses has a one well drilling commitment, with a four year term. The other Traditional licenses will be canceled after four years if we or our assignee elects not to commit to drill a well.
     We believe that our U.K. North Sea interests are a natural extension of our business model to exploit resources in proven mature regions through 3-D seismic surveys, related technology and proper risk management. The U.K. North Sea includes proven hydrocarbon trends with established technological expertise, available large 3-D seismic datasets and significant exploration potential. On two of our licenses, we have promoted our interests to other parties experienced in drilling and operating in this region, leaving us with a carried interest on the initial exploration wells.
     The first of two early prospects, in which we retain a 25% carried nonoperating working interest through casing point and a 3% overriding royalty, was drilled in late 2006 in the Southern North Sea. We subsequently participated in the test phase of this apparent gas discovery, and the well was suspended in late 2006 and currently is being studied for commercial viability by the operator. The second prospect, in which we retain a 15% carried nonoperating working interest through casing point and a 3% overriding royalty, is expected to be drilled in the second quarter of 2007 in the Central North Sea.
     From the inception of our activity in this region in early 2003 through year end 2006, we have incurred approximately $1.7 million in total project costs, net of partner reimbursements, in the effort to maximize the value of our retained interests in this area. Our estimated firm project commitments for 2007 are approximately $0.1 million, largely for new acreage acquisition, data processing and, prospect generation, excluding contingent well test costs that may be associated with future drilling success.

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
     Our success will be materially dependent upon the success of our exploratory drilling program, which is an activity that involves numerous risks. See “Item 1A.—Risk Factors—Natural gas and oil drilling is a speculative activity and involves numerous risks and substantial and uncertain costs that could adversely affect us.”
Oil and Natural Gas Reserves
     The following table sets forth our estimated net proved oil and natural gas reserves and the PV-10 value of such reserves as of December 31, 2006. The reserve data and the present value as of December 31, 2006 were prepared by Ryder Scott Company, LaRoche Petroleum Consultants, Ltd. and Fairchild & Wells, Inc., Independent Petroleum Engineers. For further information concerning these independent engineers’ estimates of our proved reserves at December 31, 2006, see the reserve reports included as exhibits to this Annual Report on Form 10-K. The PV-10 value was prepared using constant prices as of the calculation date, discounted at 10% per annum on a pretax basis, and is not intended to represent the current market value of the estimated oil and natural gas reserves owned by us. For further information concerning the present value of future net revenues from these proved reserves, see Notes 2 and 12 of Notes to Consolidated Financial Statements.

	Proved Reserves
	Developed	Undeveloped	Total
	(Dollars in thousands)
Oil and condensate (MBbls)	1,638	5,557	7,195
Natural gas (MMcf)	73,912	92,886	166,798
Total proved reserves (MMcfe)	83,740	126,230	209,970
PV-10 Value(1)(2)	$230,754	$156,425	$387,179

(1)	The PV-10 value as of December 31, 2006 is pre-tax and was determined by using the December 31, 2006 sales prices, which averaged $54.73 per Bbl of oil, $5.77 per Mcf of natural gas. Management believes that the presentation of PV-10 value may be considered a non-GAAP financial measure as defined in Item 10(e) of Regulation S-K. Therefore we have included a reconciliation of the measure to the most directly comparable GAAP financial measure (standardized measure of discounted future net cash flows in footnote (2) below). Management believes that the presentation of PV-10 value provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies. Because many factors that are unique to each individual company may impact the amount of future income taxes to be paid, the use of the pre-tax measure provides greater comparability when evaluating companies. It is relevant and useful to investors for evaluating the relative monetary significance of our oil and natural gas properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies.

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

(2)	Future income taxes and present value discounted (10%) future income taxes were $202.7 and $88.5 million, respectively. Accordingly, the after-tax PV-10 value of Total Proved Reserves (or “Standardized Measure of Discounted Future Net Cash Flows”) is $298.7 million.
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
     In accordance with SEC regulations, Ryder Scott Company Petroleum Engineers, Fairchild & Wells, Inc. and LaRoche Petroleum Consultants, Ltd. each used year-end oil and natural gas prices in effect at December 31, 2006, adjusted for basis and quality differentials. The prices used in calculating the estimated future net revenue attributable to proved reserves do not necessarily reflect market prices for oil and natural gas production subsequent to December 31, 2006. There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will actually be realized for such production or that existing contracts will be honored or judicially enforced.
     LaRoche Petroleum Consultants, Ltd. determined 70% of our proved reserves for the year ended December 31, 2006, which reserves were located on our Barnett Shale properties. Fairchild & Wells, Inc. determined 18% of our proved reserves for the year ended December 31, 2006, which reserves were located on our properties in the Camp Hill Field. Ryder Scott Company Petroleum Engineers determined 12% of our proved reserves for the year ended December 31, 2006, which reserves were located on our Gulf Coast and all other remaining properties.
Oil and Natural Gas Reserve Replacement
     Finding and developing sufficient amounts of natural gas and crude oil reserves at economical costs are critical to our long-term success. Given the inherent decline of hydrocarbon reserves resulting from the production of those reserves, it is important for an exploration and production company to demonstrate a long-term trend of more than offsetting produced volumes with new reserves that will provide for future production. Management uses the reserve replacement ratio, as defined below, as an indicator of our ability to replenish annual production volumes and grow our reserves, thereby providing some information on the sources of future production. We believe reserve replacement information is frequently used by analysts, investors and others in the industry to evaluate the performance of companies like ours. The reserve replacement ratio is calculated by dividing the sum of reserve additions from all sources (revisions, extensions, discoveries, other additions, acquisitions and sales of reserves in place) by the actual production for the corresponding period. The values for these reserve additions are derived directly from the proved reserves table above. We do not use unproved reserve quantities in calculating our reserve replacement ratio. It should be noted that the reserve replacement ratio is a statistical indicator that has limitations. As an annual measure, the ratio is limited because it typically varies widely based on the extent and timing of new discoveries and property acquisitions. Its predictive and comparative value is also limited for the same reasons. In addition, since the ratio does not take into consideration the cost of timing of future production of new reserves, it cannot be used as a measure of value creation. The ratio does not distinguish between changes in reserve quantities that are producing and those that will require additional time and funding to begin producing. In that regard, it might be noted that percentage of reserves that were producing varied from 25.0% in 2006, to 19.1% in 2005 and to 17.2% in 2004. Set forth below is our reserve replacement ratio for the years ended December 31, 2006, 2005 and 2004.

	2006	2005	2004
Reserve Replacement Ratio	607%	530%	568%
Volumes, Prices and Oil & Natural Gas Operating Expense
     The following table sets forth certain information regarding the production volumes of, average sales prices received for and average production costs associated with our sales of oil and natural gas for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
Production volumes
Oil (MBbls)	255	234	309
Natural gas (MMcf)	10,176	8,206	6,462
Natural gas equivalent (MMcfe)	11,705	9,612	8,319
Average sales prices
Oil (per Bbl)	$63.62	$56.36	$41.00
Natural gas (per Mcf)	6.56	7.90	6.14
Natural gas equivalent (per Mcfe)	7.09	8.13	6.30
Average costs (per Mcfe)
Camp Hill operating expenses	$11.50	$4.57	$3.31
Other operating expenses	1.33	0.62	0.59
Total operating expenses(1)	1.40	1.09	1.01

(1)	Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), workover costs and the administrative costs of production offices, insurance and property and severance taxes.
Finding and Development Costs
     The table below reconciles our calculation of finding cost to our costs incurred in the purchase of proved and unproved properties and in development and exploration activities, excluding capitalized interest on unproved properties of $10.0 million, $5.8 million and $2.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. We have also included capitalized overhead in our finding cost of $3.5 million, $2.1 million and $1.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. We have also included non-cash asset retirement obligations of $0.3 million, $1.8 million and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Acquisition costs:
Other unproved properties	$48,409	$49,089	$21,831
Proved properties	—	1,954	8,357
Exploration	104,473	50,303	39,181
Development	37,889	20,883	12,697
Asset retirement obligation	299	1,820	529

Total costs incurred	$191,070	$124,049	$82,595

Total proved reserves added (Mmcfe)	71,066	50,929	47,294

Average all-sources finding cost (per Mcfe)	$2.69	$2.44	$1.75

     For the three year period ended December 31, 2006, our total adjusted costs for exploration, development and acquisition activities was approximately $397.7 million. Total exploration, development and acquisition activities for the three year period ended December 31, 2006 have added approximately 169.3 Bcfe of net proved reserves at an all-sources finding cost of $2.35 per Mcfe.

     Our finding and development cost computation excludes net additions/reductions to total future development costs with respect to proved undeveloped properties necessary to convert those properties into proved developed properties of $31.4 million, $99.8 million and $39.8 million at December 31, 2006, 2005 and 2004, respectively, and includes total additions to proved undeveloped reserves of 28.4 Bcfe, 25.4 Bcfe and 27.6 Bcfe for the years ended December 31, 2006, 2005 and 2004, respectively. Accordingly, had we included future development costs in our computations, the average all-sources finding costs would have been $3.13, $4.39 and $2.59 per Mcfe for the years ended December 31, 2006, 2005 and 2004, respectively.
     In order to maintain continued growth and profitability, our annual goal is to add new reserves exceeding our yearly production at a finding and development cost that contributes to an acceptable profit margin. Accordingly, we use the finding and development cost in combination with our reserve replacement ratio, as previously defined, to measure our operating and financial performance.
     Our all-source finding cost measure is a measure with limitations. Consistent with industry practice, our finding and development costs have historically fluctuated on a year-to-year basis based on a number of factors including the extent and timing of new discoveries and property acquisitions. Due to the timing of proved reserve additions and timing of the related costs incurred to find and develop our reserves, our all-sources finding cost measure often includes quantities of reserves for which a majority of the costs of development have not yet been incurred. Conversely, the measure often includes costs to develop proved reserves that had been added in earlier years. Finding and development costs, as measured annually, may not be indicative of our ability to economically replace oil and natural gas reserves because the recognition of costs may not necessarily coincide with the addition of proved reserves. Our all-sources finding cost may also be calculated differently than the comparable measure of other oil and gas companies.
Development, Exploration and Acquisition Capital Expenditures
     The following table sets forth certain information regarding the gross costs incurred in the purchase of proved and unproved properties and in development and exploration activities.

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Acquisition costs
Unproved prospects	$48,409	$49,089	$21,831
Proved properties	—	1,954	8,357
Exploration	104,473	50,303	39,181
Development	37,889	20,883	12,697
Asset retirement obligation	299	1,820	529

Total costs incurred(1)	$191,070	$124,049	$82,595

(1)	Excludes capitalized interest on unproved properties of $10.0 million, $5.8 million and $2.9 million for the years ended December 31, 2006, 2005 and 2004, respectively, and includes capitalized overhead of $3.5 million, $2.1 million and $1.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. The table also includes non-cash asset retirement obligations of $0.3 million, $1.8 million and $0.5 million, respectively, for the years ended December 31, 2006, 2005 and 2004, respectively.
Drilling Activity
     The following table sets forth our drilling activity for the years ended December 31, 2006, 2005 and 2004. In the table, “gross” refers to the total wells in which we have a working interest and “net” refers to gross wells multiplied by our working interest therein. Our drilling activity from January 1, 1996 to December 31, 2006 has resulted in an apparent commercial success rate of approximately 79%.

	Year Ended December 31,
	2006		2005		2004
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells
Productive	47	26.9	38	20.6	39	14.9
Nonproductive	3	0.9	4	1.2	6	3.7

Total	50	27.8	42	21.8	45	18.6

Development Wells
Productive	20	17.1	23	14.0	26	8.7
Nonproductive	—	—	—	—	—	—

Total	20	17.1	23	14.0	26	8.7

     The table excludes 12 gross (2.3 net) and six gross wells (1.1 net) drilled by CCBM during 2004 and 2005, respectively. The wells are in various stages of development and/or stages of production and are described in “Wyoming/Montana Coalbed Methane Project Area” above.
Productive Wells
     The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of December 31, 2006. This table excludes all wells drilled or acquired by CCBM through 2003, a majority of which were contributed to Pinnacle in that year.

	Company
	Operated		Other		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	61.0	55.0	1.0	0.1	62.0	55.1
Natural gas	58.0	44.7	134.0	40.6	192.0	85.3

Total	119.0	99.7	135.0	40.7	254.0	140.4

Acreage Data
     The following table sets forth certain information regarding our developed and undeveloped lease acreage as of December 31, 2006. Developed acres refers to acreage on which wells have been drilled or completed to a point that would permit production of oil and gas in commercial quantities. Undeveloped acreage refers to acreage on which wells have not been drilled or completed to a point that would permit production of oil and gas in commercial quantities whether or not the acreage contains proved reserves.

	Developed Acreage		Undeveloped Acreage		Total
	Gross	Net	Gross	Net	Gross	Net
North Sea	—	—	124,242	28,584	124,242	28,584
Louisiana	2,318	745	5,903	4,835	8,221	5,580
Texas	55,111	22,963	265,353	165,399	320,464	188,362
Mississippi	—	—	228,643	136,637	228,643	136,637
Montana/Wyoming	—	—	80,922	8,427	80,922	8,427
Other	—	—	80,245	48,441	80,245	48,441

Total	57,429	23,708	785,308	392,323	842,737	416,031

     The table does not include 1,800 gross and 776 net acres under lease option that we had a right to acquire in Texas and Louisiana, pursuant to various seismic and lease option agreements at December 31, 2006. Under the terms of our option agreements, we typically have the right for a period of one year, subject to extensions, to exercise our option to lease the acreage at predetermined terms. Our lease agreements generally terminate if producing wells have not been drilled on the acreage within a period of three years. Further, the table does not include 23,784 gross and 5,946 net acres under lease option in Wyoming that CCBM has the right to earn pursuant to certain drilling obligations and other predetermined terms. We make certain statements in “Business and Properties-General” above regarding acreage that we are currently pursuing in various project areas. This acreage is not included in the table above. We have no rights in acreage that we are only pursuing because the acreage is not under lease or option and, in many cases, we are not in negotiations with respect to such acreage. Moreover, there can be no assurance that we will ever acquire such acreage.

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
     There are a variety of factors that affect the market for natural gas and oil, including:
•	demand for natural gas and oil;

•	the extent of production of natural gas and oil and, in particular, domestic production and imports;

•	the proximity and capacity of natural gas pipelines and other transportation facilities;

•	the marketing of competitive fuels; and

•	the effects of state and federal regulations on natural gas and oil production and sales.
     See “Item 1A. Risk Factors—Natural gas and oil prices are highly volatile, and lower prices will negatively affect our financial results,” “Item 1A. Risk Factors—We are subject to various governmental regulations and environmental risks,” and “Item 1A. Risk Factors—The marketability of our natural gas production depends on facilities that we typically do not own or control, which could result in a curtailment of production and revenues.”
     We from time to time market our own production where feasible with a combination of market-sensitive pricing and forward-fixed pricing. We utilize forward pricing to take advantage of anomalies in the futures market and to hedge a portion of our production deliverability at prices exceeding forecast. All of these hedging transactions provide for financial rather than physical settlement. For a discussion of these matters, our hedging policy and recent hedging positions, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates—Derivative Instruments and Hedging Activities,” “Qualitative and Quantitative Disclosures About Market Risk—Derivative Instruments and Hedging Activities,” and “Item 1A. Risk Factors—We may continue to hedge the price risks associated with our production. Our hedge transactions may result in our making cash payments or prevent us from benefiting to the fullest extent possible from increases in prices for natural gas and oil.”
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
Regulation
     Natural gas and oil operations are subject to various federal, state, local and international environmental regulations that may change from time to time, including regulations governing natural gas and oil production, federal and state regulations governing environmental quality and pollution control and state limits on allowable rates of production by well or proration unit. These regulations may affect the amount of natural gas and oil available for sale, the availability of adequate pipeline and other regulated transportation and processing facilities and the marketing of competitive fuels. For example, a productive natural gas well may be “shut-in” because of an oversupply of natural gas or lack of an available natural gas pipeline in the areas in which we may conduct operations. State and federal regulations generally are intended to prevent waste of natural gas and oil, protect rights to produce natural gas and oil between owners in a common reservoir, control the amount of natural gas and oil produced by assigning allowable rates of production and control contamination of the environment. Pipelines are subject to the jurisdiction of various federal, state and local agencies. We are also subject to changing and extensive tax laws, the effects of which cannot be predicted.
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
Oil Price Controls and Transportation Rates
     Our sales of oil, condensate and natural gas liquids are not currently regulated and are made at market prices. The price we receive from the sale of these products may be affected by the cost of transporting the products to market. Much of that transportation is through interstate common carrier pipelines. Effective as of January 1, 1995, the FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to specified conditions and limitations. These regulations may tend to increase the cost of transporting natural gas and oil liquids by interstate pipeline, although the annual adjustments may result in decreased rates in a given year. Every five years, the FERC must examine the relationship between the annual change in the applicable index and the actual cost changes experienced in the oil pipeline industry. In March 2006, to implement the second of the required five-yearly re-determinations, the FERC established an upward adjustment in the index to track oil pipeline cost changes. The FERC determined that the Producer Price Index for Finished Goods plus 1.3 percent (PPI plus 1.3 percent) should be the oil pricing index for the five-year period beginning July 1, 2006. We are not able at this time to predict the effects of these regulations or FERC proceedings, if any, on the transportation costs associated with oil production from our oil producing operations. We are not able at this time to predict the effects, if any, of these regulations on the transportation costs associated with oil production from our oil-producing operations.
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
     The U.S. Congress and various states are currently considering proposed legislation directed at reducing “greenhouse gas emissions.” It is not possible at this time to predict how legislation that may be enacted to address greenhouse gas emissions would impact the oil and gas exploration and production business. However, future federal laws and regulations, if enacted, could result in increased compliance costs or additional operating restrictions and adversely affect our business and prospects.
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

Coalbed Methane Proceedings in Montana
     The issuance of new coalbed methane drilling permits in Montana was halted temporarily pending the Federal Bureau of Land Management’s (“BLM”) approval of a final record of decision on Montana’s Resource Management Plan environmental impact statement and the Montana Department of Environmental Quality’s approval of a statewide oil and gas environmental impact statement. These two program approvals were obtained in April and August of 2003, respectively. Environmental groups initiated six lawsuits, challenging these program approvals. On February 25, 2005, the Federal District Court for the District of Montana issued an opinion in Northern Plains Resource Council v. BLM and a companion case vacating BLM’s approval of the state plan and remanding the plan to BLM for further consideration. The Court further entered an order limiting the issuance of federal drilling permits to 500 per year and placed additional restrictions on certain operations. Various parties appealed these orders to the Ninth Circuit Court of Appeals. On May 31, 2005, the Ninth Circuit entered an order halting the issuance of any new permits pending their review of the parties’ various appeals. Oral argument was held in the case on September 15, 2005, and no decision has yet been issued. On February 2, 2007, in response to the orders issued by the Federal District Court for the District of Montana, BLM published the Draft Supplement to the Montana Statewide Oil and Gas Environmental Impact Statement and Amendment to the Powder River and Billings Resource Management Plan (“SEIS”). The draft SEIS attempts to address the Federal District Court’s concerns. Public comments on the draft SEIS are due on May 2, 2007.
     Although this decision could result in a continued suspension of the state’s authority to issue new drilling permits or could effect the continued viability of existing permits in Montana, we believe that the decisions by the Federal Bureau of Land Management and the State of Montana ultimately will be upheld on appeal and/or BLM’s reconsideration will address the Federal District Court’s concerns and new coalbed methane development will continue to be authorized in Montana. There can be no assurance that any new permits will be obtained in a given time period or at all.
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
     In acquiring producing properties, we assess the recoverable reserves, future natural gas and oil prices, operating costs, potential liabilities and other factors relating to the properties. Our assessments are necessarily inexact and their accuracy is inherently uncertain. Our review of a subject property in connection with our acquisition assessment will not reveal all existing or potential problems or permit us to become sufficiently familiar with the property to assess fully its deficiencies and capabilities. We may not inspect every well, and we may not be able to observe structural and environmental problems even when we do inspect a well. If problems are identified, the seller may be unwilling or unable to provide effective contractual protection against all or part of those problems. Any acquisition of property interests may not be economically successful, and unsuccessful acquisitions may have a material adverse effect on our financial condition and future results of operations. See “Item 1A. Risk Factors — Our future acquisitions may yield revenues or production that varies significantly from our projections.”
Customers
     The Company sold oil and natural gas production representing more than 10% of its oil and natural gas revenues as follows:

	For the Year Ended December 31,
	2006	2005	2004
WMJ Investments Corp.	—	—	12%
Cokinos Natural Gas Company	—	—	17%
Reichmann Petroleum	10%	11%	—
Texon L.P.	—	—	13%
Chevron/Texaco	11%	12%	—
     Because alternate purchasers of oil and natural gas are readily available, we believe that the loss of any of our purchasers would not have a material adverse effect on our financial results. See Note 2 of Notes to Consolidated Financial Statements for information regarding the bankruptcy of Reichmann Petroleum.
Employees
     At December 31, 2006, we had 68 full-time employees, including six landmen, seven geoscientists and nine engineers. We believe that our relationships with our employees are good.
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
     In April 2006, prior to and in connection with a private placement by Pinnacle of 7,400,000 shares of its common stock, Pinnacle issued 25 new shares of its common stock to each of its stockholders in exchange for each existing share in a stock split; Pinnacle redeemed the preferred stock held by the CSFB Parties at 110% of par value; the CSFB Parties exercised all of their warrants on a “cashless” net exercise basis; and we and U.S. Energy exercised our respective options on a “cashless” net exercise basis. On April 11, 2006, after the stock split, the redemption of the preferred stock, the warrant and option exercises and the private placement, CCBM owned 2,459,102 shares of Pinnacle’s common stock, and our ownership of Pinnacle was 9.5% on a fully diluted basis. On such date, U.S. Energy and the CSFB Parties owned 2,459,102 and 7,306,782 shares of Pinnacle’s common stock, respectively, and their ownership of Pinnacle was 9.5% and 28.3% on a fully diluted basis, respectively. On September 22, 2006, U.S. Energy sold all of its 2,459,102 shares of Pinnacle’s common stock to the CSFB Parties. At December 31, 2006, CCBM owned 2,459,102 shares of Pinnacle’s common stock, and its ownership of Pinnacle was 9.5% on a fully diluted basis.
     Immediately following its formation, Pinnacle acquired an approximate 50% working interest in existing leases and approximately 36,529 gross acres prospective for coalbed methane development in the Powder River Basin of Wyoming from an unaffiliated party for $6.2 million. As of December 31, 2006, Pinnacle owned natural gas and oil leasehold interests in approximately 454,000 gross (306,000 net) acres and had estimated net proved reserves of 20.3 Bcf.
Available Information
     Our website address is www.crzo.net. We make our website content available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K. We make available on this website, through a direct link to Securities and Exchange Commission’s website at www.sec.gov, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials.
     You may also find information related to our corporate governance, board committees and company code of ethics at our website. Among the information you can find there is the following:
•	Audit Committee Charter;

•	Compensation Committee Charter;

•	Nominating Committee Charter;

•	Code of Ethics and Business Conduct; and

•	Compliance Employee Report Line.
     We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Ethics and any waiver from a provision of our Code of Ethics by posting such information in our Corporate Governance section of our website at www.crzo.net.
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
     As of December 31, 2006, approximately 75% of our proved reserves were proved undeveloped and proved nonproducing. Moreover, some of the producing wells included in our reserve reports as of December 31, 2006 had produced for a relatively short period of time as of that date. Because most of our reserve estimates are calculated using volumetric analysis, those estimates are less reliable than estimates based on a lengthy production history. Volumetric analysis involves estimating the volume of a reservoir based on the net feet of pay of the structure and an estimation of the area covered by the structure based on seismic analysis. In addition, realization or recognition of our proved undeveloped reserves will depend on our development schedule and plans. Lack of certainty with respect to development plans for proved undeveloped reserves could cause the discontinuation of the classification of these reserves as proved. Although we have increased our development of the Camp Hill Field in East Texas, we have in the past chosen to delay development of our proved undeveloped reserves in the Camp Hill Field in favor of pursuing shorter-term exploration projects with higher potential rates of return, adding to our lease position in this field and further evaluating additional economic enhancements for this field’s development.
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
     Our revenue, profitability, cash flow, future growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent on prevailing prices of natural gas and oil. Historically, the markets for natural gas and oil prices have been volatile, and those markets are likely to continue to be volatile in the future. It is impossible to predict future natural gas and oil price movements with certainty. Prices for natural gas and oil are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors beyond our control. These factors include:
•	the level of consumer product demand;

•	overall economic conditions;

•	weather conditions;

•	domestic and foreign governmental relations, regulations and taxes;

•	the price and availability of alternative fuels;

•	political conditions;

•	the level and price of foreign imports of oil and liquefied natural gas; and

•	the ability of the members of the Organization of Petroleum Exporting Countries to agree upon and maintain production constraints and oil price controls.
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
     Offshore operations are subject to a variety of operating risks, such as capsizing, collisions and damage or loss from hurricanes or other adverse weather conditions. These conditions can and have caused substantial damage to facilities and interrupt production. Our operations in the U.K. North Sea are dependent upon the availability, proximity and capacity of pipelines, natural gas gathering systems and processing facilities. Any significant change affecting these infrastructure facilities could materially harm our business. We deliver crude oil and natural gas through gathering systems and pipelines that we do not own. These facilities may be temporarily unavailable due to adverse weather conditions or may not be available to us in the future. As a result, we could incur substantial liabilities or experience reductions in revenue that could reduce or eliminate the funds available for our exploration and development programs and acquisitions, or result in the loss of properties.
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
     We maintain insurance against losses and liabilities in accordance with customary industry practices and in amounts that management believes to be prudent; however, insurance against all operational risks is not available to us. We do not carry business interruption insurance. We may elect not to carry insurance if management believes that the cost of available insurance is excessive relative to the risks presented. In addition, we cannot insure fully against pollution and environmental risks. The occurrence of an event not fully covered by insurance could have a material adverse effect on our financial condition and results of operations.
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
     We depend to a large extent on the services of certain key management personnel, including our executive officers and other key employees, the loss of any of whom could have a material adverse effect on our operations. We have entered into employment agreements with each of S.P. Johnson IV, our President and Chief Executive Officer, Paul F. Boling, our Vice President and Chief Financial Officer, J. Bradley Fisher, our Vice President and Chief Operating Officer, Gregory E. Evans, our Vice President of Exploration and Richard H. Smith, our Vice President of Land. We do not maintain key-man life insurance with respect to any of our employees. Our success will be dependent on our ability to continue to employ and retain skilled technical personnel.
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
We may continue to enter into derivative transactions to manage the price risks associated with our production. Our derivative transactions may result in our making cash payments or prevent us from benefiting from increases in prices for natural gas and oil.
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
     Over the past few years, increases in commodity prices and proved reserve amounts and the resulting increase in our estimated discounted future net revenue have allowed us to increase our available borrowing amounts. In the future, commodity prices may decline, we may increase our borrowings or our borrowing base may be adjusted downward, thereby reducing our borrowing capacity. Our credit facilities are secured by a pledge of substantially all of our producing natural gas and oil properties and assets, are guaranteed by our subsidiaries and contain covenants that limit additional borrowings, dividends, the incurrence of liens, investments, sales or pledges of assets, changes in control, repurchases or redemptions for cash of our common stock, speculative commodity transactions and other matters. The credit facilities also require that specified financial ratios be maintained. We may not be able to refinance our debt or obtain additional financing, particularly in view of the restrictions of our credit facilities on our ability to incur additional debt and the fact that substantially all of our assets are currently pledged to secure obligations under the credit facilities. The restrictions of our credit facilities and our difficulty in obtaining additional debt financing may have adverse consequences on our operations and financial results including:
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
We have risks associated with our foreign operations.
     We currently have international activities and we continue to evaluate and pursue new opportunities for international expansion in select areas. Ownership of property interests and production operations in areas outside the United States is subject to the various risks inherent in foreign operations. These risks may include:
•	currency restrictions and exchange rate fluctuations;

•	loss of revenue, property and equipment as a result of expropriation, nationalization, war or insurrection;

•	increases in taxes and governmental royalties;

•	renegotiation of contracts with governmental entities and quasi-governmental agencies;

•	changes in laws and policies governing operations of foreign-based companies;

•	labor problems; and

•	other uncertainties arising out of foreign government sovereignty over our international operations.
     Our international operations also may be adversely affected by the laws and policies of the United States affecting foreign trade, taxation and investment. In addition, if a dispute arises with respect to our foreign operations, we may be subject to the exclusive jurisdiction of foreign courts or may not be successful in subjecting foreign persons to the jurisdiction of the courts of the United States.
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
     The following table sets forth certain information with respect to our executive officers

Name	Age	Position
S.P. Johnson IV	51	President, Chief Executive Officer and Director
Paul F. Boling	53	Chief Financial Officer, Vice President, Secretary and Treasurer
J. Bradley Fisher	46	Vice President and Chief Operating Officer
Gregory E. Evans	57	Vice President of Exploration
Richard H. Smith	49	Vice President of Land
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
     Richard H. Smith has served as Vice President of Land since August 2006. Prior to joining us, Mr. Smith held the position of Vice President of Land for Petrohawk Energy Corporation from March 2004 through August 2006. Mr. Smith served with Unocal Corporation from April 2001 until March 2004 where he held the position of Land Manager – Gulf Region USA with areas of concentration in the OCS, Onshore Texas and Louisiana and Louisiana State Waters. From September 1997 until March 2001 Mr. Smith held the position of Land Manager – Gulf Coast Region with Basin Exploration, Inc. Mr. Smith held various land management positions with Sonat Exploration Company, Michel T. Halbouty Energy Co., Pend Oreille Oil & Gas Company and Norcen Explorer, Inc. from the time he began his career in 1980 until the time he joined Basin Exploration. Mr. Smith is a Certified Professional Landman with a B.B.A. in Petroleum Land Management from the University of Texas at Austin.
PART II
Item 5. Market for Registrant’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities
     Our common stock, par value $0.01 per share, trades on the Nasdaq Global Select Market under the symbol CRZO. The following table sets forth the high and low sales prices per share of our common stock on the Nasdaq Global Select Market for the periods indicated.

	High	Low
2006
First Quarter	$29.70	$21.57
Second Quarter	32.95	24.99
Third Quarter	32.42	24.31
Fourth Quarter	33.94	23.08
2005
First Quarter	17.58	9.93
Second Quarter	18.33	13.10
Third Quarter	31.63	16.93
Fourth Quarter	30.60	21.81
     The closing market price of our common stock on March 1, 2007 was $30.12 per share. As of March 1, 2007, there were an estimated 113 record owners of our common stock.
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
     The following graph presents a comparison of the yearly percentage change in the cumulative total return on the Common Stock over the period from December 31, 2001 to December 31, 2006, with the cumulative total return of the S&P 500 Index and the American Stock Exchange Natural Resources Industry Index of publicly traded companies over the same period. The graph assumes that $100 was invested on December 31, 2001 in our common stock at the closing market price at the beginning of this period and in each of the other two indices and the reinvestment of all dividends, if any.
     The graph is presented in accordance with requirements of the Securities and Exchange Commission. Shareholders are cautioned against drawing any conclusions from the date contained therein, as past results are not necessarily indicative of future financial performance.

	S&P	AMEX	COGI
December 31, 2001	$100	$100	$100
December 31, 2002	77	110	119
December 31, 2003	97	163	163
December 31, 2004	106	209	255
December 31, 2005	109	320	558
December 31, 2006	124	355	655
     Pursuant to SEC rules, the foregoing graph is not deemed “filed” with the SEC.
     The following table presents information regarding the Company’s purchases of its common stock on a monthly basis during the fourth quarter of 2006:

			Total Number of	Maximum Number
			Shares Purchased as	(or Appropriate Dollar
	Total Number		Part of Publicly	Value) of Shares that May
	of Shares	Average Price	Announced Plans or	Yet Be Purchased Under
Period	Purchased(1)	Paid Per Share	Programs	the Plan or Programs
October 2006	441	$29.20	—	—
November 2006	—	—	—	—
December 2006	—	—	—	—

Total	441	$29.20	—	—

(1)	The 441 shares related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under the Company’s long-term incentive plan.
Item 6. Selected Financial Data
     Our financial information set forth below for each of the five years in the period ended December 31, 2006, has been derived from our audited consolidated financial statements. The information should be read in conjunction with such section and our consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Data.

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share data)
Statement Of Operations Data:
Oil and natural gas revenues	$82,945	$78,155	$52,397	$38,508	$26,802
Costs and expenses:
Oil and natural gas operating expenses	16,428	10,437	8,392	6,724	4,908
Depreciation, depletion and amortization	31,129	21,374	15,464	11,868	10,574
General and administrative	14,909	11,243	8,255	5,952	4,049
Accretion expense related to asset retirement	496	70	23	41	—

Total costs and expenses	62,962	43,124	32,134	24,585	19,531

Operating income	19,983	35,031	20,263	13,923	7,271
Net gain (loss) on derivatives	16,457	(5,882)	(625)	—	—
Loss on extinguishment of debt	(294)	(3,721)	—	—	—
Equity in loss of Pinnacle Gas Resources, Inc.	35	(2,542)	(1,399)	(830)	—
Interest (expense) income, net of amounts capitalized and interest income	(8,127)	(4,295)	(622)	(19)	54
Other income and expenses, net	427	(457)	506	29	274

Income before income taxes	28,481	18,134	18,123	13,103	7,599
Income tax expense	10,233	7,500	7,009	5,063	2,809

Income before cumulative effect of change in accounting principle	18,248	10,634	11,114	8,040	4,790
Dividends and accretion of discount on preferred stock	—	—	350	741	588

Income available to common shareholders before cumulative effect of change in accounting principle	18,248	10,634	10,764	7,299	4,202
Cumulative effect of change in accounting principle	—	—	—	(128)	—

Net income available to common shareholders	$18,248	$10,634	$10,764	$7,171	$4,202

Basic earnings per common share	$0.74	$0.45	$0.54	$0.50	$0.30

Diluted earnings per common share	$0.71	$0.44	$0.49	$0.43	$0.26

Basic weighted average shares outstanding	24,827	23,492	19,958	14,312	14,158
Diluted weighted average shares outstanding	25,565	24,361	21,818	16,744	16,148

Statements of Cash Flow Data:
Net cash provided by operating activities	$65,437	$38,839	$32,501	$33,631	$18,572
Net cash used in investing activities	(161,576)	(111,417)	(80,294)	(29,673)	(22,747)
Net cash provided by (used in) financing activities	72,822	95,635	50,139	(5,379)	5,682

Other Operating Data:
Capital expenditures	$201,773	$135,156	$83,891	$31,930	$23,343
Debt repayments (1)	40,536	101,021	13,737	5,951	8,745

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Balance Sheet Data:
Working capital (deficit)	$(17,014)	$10,307	$(8,937)	$(11,817)	$(1,442)
Property and equipment, net	445,447	314,074	205,482	135,273	120,526
Total assets	494,795	383,101	234,345	156,803	135,388
Long-term debt, including current maturities	188,758	149,294	62,974	36,253	39,495
Convertible participating preferred stock	—	—	—	7,114	6,373
Total equity	212,274	155,385	121,060	76,072	66,816

(1)	Debt repayments include amounts refinanced.
     Forward Looking Statements. The statements contained in all parts of this document, (including any portion attached hereto) including, but not limited to, those relating to our schedule, targets, estimates or results of future drilling, including the number, timing and results of wells, budgeted wells, increases in wells, the timing and risk involved in drilling follow-up wells, expected working or net revenue interests, planned expenditures, prospects budgeted and other future capital expenditures, risk profile of oil and gas exploration, acquisition of 3-D seismic data (including number, timing and size of projects), planned evaluation of prospects, probability of prospects having oil and natural gas, expected production or reserves, increases in reserves, acreage, working capital requirements, hedging activities, the ability of expected sources of liquidity to implement our business strategy, future hiring, future exploration activity, production rates, potential drilling locations targeting coal seams, the outcome of legal challenges to new coalbed methane drilling permits in Montana, financing for our 2007 exploration and development program, all and any other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words “anticipate,” “budgeted,” “planned,” “targeted,” “potential,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to our dependence on our exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, our dependence on our key personnel, factors that affect our ability to manage our growth and achieve our business strategy, risks relating to our limited operating history, technological changes, our significant capital requirements, the potential impact of government regulations, adverse regulatory determinations, including those related to coalbed methane drilling in Montana, litigation, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks, industry partner issues, availability of equipment, weather and other factors detailed herein and in our other filings with the Securities and Exchange Commission. Some of the factors that could cause actual results to differ from those expressed or implied in forward-looking statements are described under “–Item 1A. Risk Factors” and in other sections of this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement and we undertake no duty to update any forward looking statement.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read this discussion together with the consolidated financial statements and other financial information included in this Form 10-K.
General Overview
     For the year ended December 31, 2006, we achieved record annual drilling success rates, levels of production, natural gas and oil revenues and at the end of 2006 our proved oil and gas reserves also reached a record level.
     Due to our drilling success, we produced a record 11.7 Bcfe in 2006 compared to 9.6 Bcfe in 2005. At the end of 2006, we also reached a record estimated proved reserves level of 210.0 Bcfe with 71.1 Bcfe of net additions for the year, replacing 607% of our 2006 production. See “Business and Properties - Natural Gas and Oil Reserve Replacement.”
     In 2006, we drilled 70 wells (44.9 net), including 19 wells in the onshore Gulf Coast area, 46 wells in the Barnett Shale play, one exploratory in the North Sea and four wells (excluding six injection wells) in the Camp Hill Field and other East Texas areas, with an apparent success rate of 95.7% compared to an apparent success rate of 94% in 2005, in which we drilled 65 wells (35.8 net). Between January 1, 2004 and December 31, 2006, 67% of our wells drilled were exploratory and 33% were developmental. In 2006, 72% of these wells were exploratory and 28% were developmental. The percentage of developmental wells reflects our increased activity in the Barnett Shale area, which has a relatively higher concentration of development well targets than the onshore Gulf Coast area.
     In 2006, our natural gas and oil revenues reached a record level at $82.9 million, and our net income available to common shareholders was $18.2 million, or $0.74 and $0.71 per basic and fully diluted share, respectively. In 2005, our natural gas and oil revenues were $78.2 million, and our net income available to common shareholders was $10.6 million, or $0.45 and $0.44 per basic and fully diluted share, respectively. These increases in natural gas and oil revenues and net income were attributable in part to the record levels of production discussed above.
     Our financial results are largely dependent on a number of factors, including commodity prices. Commodity prices are outside of our control and historically have been and are expected to remain volatile. Natural gas prices in particular have remained volatile during the last few years. Commodity prices are affected by changes in market demands, overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. As a result, we cannot accurately predict future natural gas, natural gas liquids and crude oil prices, and therefore, cannot accurately predict revenues. Carrizo’s average natural gas sales price for 2006 decreased 17% to $6.55 per Mcf compared to $7.90 per Mcf in 2005, and the average oil sales price for 2006 increased 13% to $63.62 per barrel from $55.36 per barrel in 2005.
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
     We have continued to reinvest a substantial portion of our operating cash flows into funding our drilling program and increasing the amount of 3-D seismic data available to us. In 2007, we expect capital expenditures, excluding capitalized interest and overhead, to be approximately $165.0 to $175.0 million, as compared to $188.3 million in 2006.
     In 2007, we plan to drill 15 gross wells in the onshore Gulf Coast area, 53 gross wells in our Barnett Shale area, 25 to 30 gross wells in our East Texas area, primarily in our Camp Hill oil field, and five wells in other areas. The actual number of wells drilled will vary depending upon various factors, including the availability and cost of drilling rigs, land and industry partner issues, our cash flow, success of drilling programs, weather delays and other factors. If we drill the number of wells we have budgeted for 2007, depreciation, depletion and amortization, oil and natural gas operating expenses and production are expected to increase over levels incurred in 2006. Our ability to drill this number of wells is heavily dependent upon the timely access to oilfield services, particularly drilling rigs. The shortage of available rigs in 2006 delayed the drilling of several wells, slowing our growth in production.
     At December 31, 2006, our net debt-to-total net capitalization ratio (computed as total debt net of cash, “net debt”, divided by the sum of (1) net debt plus (2) total book equity) was 46%, an increase from the 44% ratio at the end of 2005. This increase was primarily the result of borrowings under our Senior Secured Revolving Credit Facility totaling $41 million during 2006, partially offset by $33.5 million of net proceeds from the private placement of 1.35 million shares of common stock in July 2006. Please read “—Liquidity and Capital Resources—Financing Arrangements” for more information on our financing activities.
     Since our initial public offering, we have grown primarily through the exploration of properties within our project areas, although we consider acquisitions from time to time and may in the future complete acquisitions that we find attractive. In 2004, 2005 and 2006 we completed asset acquisitions in our Barnett Shale project area described below in “—Barnett Shale Area.”
2004 Public Offering and 2005 and 2006 Private Placements of Common Stock
     In the first quarter of 2004, we completed the public offering of 6,485,000 shares of our common stock at $7.00 per share. The offering included 3,655,500 newly issued shares offered by us and 2,829,500 shares offered by certain selling shareholders. Our net proceeds of approximately $23.4 million from this offering were used: (1) to accelerate our drilling program, (2) to retain larger interests in portions of our drilling prospects that we otherwise would sell down (or for which we would seek joint partners), (3) to fund a portion of our activities in the Barnett Shale area and (4) for general corporate purposes. We did not receive any proceeds from the shares sold by the selling shareholders.
     In the second quarter of 2005, we sold 1.2 million shares of our common stock (or approximately 5% of the fully diluted shares outstanding before the offering) to institutional investors at a price of $15.25 per share in a private placement (the “2005

Private Placement”), a 4.7% discount to the close price on the Nasdaq stock market for our common stock the day prior to pricing. The net proceeds from the 2005 Private Placement, after the placement agents’ fees but before offering expenses, were approximately $17.0 million. We used the proceeds from the 2005 Private Placement to fund a portion of our 2005 capital expenditure program, including our drilling programs in the Barnett Shale and onshore Gulf Coast areas.
     In July 2006, we sold 1.35 million shares of our common stock to institutional investors at a price of $26.00 per share in a private placement (the “2006 Private Placement”). The number of shares sold was approximately 5.4% of our fully diluted shares outstanding before the offering. The net proceeds, after deducting placement agents’ fees but before paying offering expenses, of approximately $33.7 million were principally used to fund a portion of our 2006 capital expenditures program. In connection with the 2006 Private Placement, we entered into Subscription and Registration Rights Agreements (the “Subscription and Registration Rights Agreements”) with the investors in the 2006 Private Placement. The Subscription and Registration Rights Agreements provide registration rights with respect to the shares purchased in the 2006 Private Placement. We filed a resale shelf registration statement in connection with the 2006 Private Placement that has been declared effective by the SEC. We are generally subject to specified penalties in the event we do not maintain the effectiveness of the registration statement. We are subject to certain covenants under the terms of the Subscription and Registration Rights Agreements, including the requirement that the registration statement be kept effective for resale of shares for two years. In certain situations, we are required to indemnify the investors in the 2006 Private Placement, including without limitation, for certain liabilities under the Securities Act.
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
     Initially, we financed our Barnett Shale activities with our available cash on hand. We subsequently financed a portion of our 2004 capital expenditure program for the Barnett Shale area with a portion of the funds from the October 2004 issuance of the 10% Senior Subordinated Secured Notes the 2005 Private Placement, the 2006 Private Placement and the Second Lien Credit Facility.
     In the Barnett Shale area, we drilled 33 gross wells (13.7 net) in 2004, 37 gross wells (22.1 net) in 2005 and 46 gross wells (33.9 net) in 2006, all of which were successful. We plan to drill 53 gross wells (47 net) in this area in 2007. At the end of 2006 our net production had risen to approximately 19 MMcfe/d with 92 gross wells on line and another 15 gross wells in various stages of testing, completion and awaiting pipeline hookup. As of March 20, 2007, our estimated net production in this area was 21 MMcfe/d.
     In addition to our drilling activity, we have continued to expand our Barnett Shale acreage position, growing our net leasehold acreage from approximately 80,300 to 86,752 acres, at the end of 2005 and 2006, respectively. Similarly, we have increased our estimated number of developmental locations from 58 to 71 horizontal locations, at the end of 2005 and 2006, respectively, and we have increased our estimated number of exploratory drilling locations (horizontal) in the Barnett Shale area from 432 to 609 locations, at the end of 2005 and 2006, respectively.
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
     In March 2004, Credit Suisse First Boston Private Equity Entities (the “CSFB Parties”) contributed additional funds of $11.8 million into Pinnacle to fund its 2004 development program, which increased the CSFB Parties’ ownership to 66.7% on a fully diluted basis assuming we and U.S. Energy Corp. each elected not to exercise our available options.

     In 2005, the CSFB Parties contributed $15.0 million to Pinnacle to finance an acquisition of additional undeveloped acreage. CCBM and U.S. Energy Corp. elected not to participate in the equity contribution. In November 2005, the CSFB Parties and a former Pinnacle employee received 30,000 and 2,000 shares of Pinnacle common stock, respectively, after exercising certain warrants and options. Accordingly, CCBM’s ownership in Pinnacle was 32.3% at December 31, 2005 (15.8% on a fully diluted basis).
     In April 2006, prior to and in connection with a private placement by Pinnacle of 7,400,000 shares of its common stock, Pinnacle issued 25 new shares of its common stock to each of its stockholders in exchange for each existing share in a stock split; Pinnacle redeemed the preferred stock held by the CSFB Parties at 110% of par value; the CSFB Parties exercised all of their warrants on a ‘cashless’ net exercise basis; and CCBM and U.S. Energy exercised their respective options on a “cashless” net exercise basis. On April 11, 2006, after the stock split, the redemption of the preferred stock, the warrant and option exercises and the private placement, CCBM owned 2,459,102 shares of Pinnacle’s common stock, and its ownership of Pinnacle was 9.5% on a fully diluted basis. On such date, U.S. Energy and the CSFB Parties owned 2,459,102 and 7,306,782 shares of Pinnacle’s common stock, respectively, and their ownership of Pinnacle was 9.5% and 28.3% on a fully diluted basis, respectively. On September 22, 2006, U.S. Energy sold all of its 2,459,102 shares of Pinnacle’s common stock to the CSFB Parties.
     As of December 31, 2006, CCBM owned 2,459,102 shares of Pinnacle’s common stock, and its ownership of Pinnacle was 9.5% on a fully diluted basis.
     In addition to our interest in Pinnacle, we have maintained interests in approximately 23,784 gross acres at the end of 2006 in the Castle Rock coalbed methane project area in Montana and the Oyster Ridge project area in Wyoming. See “Business and Properties-Pinnacle Transaction” for a description of this transaction. Our discussion of future drilling and capital expenditures does not reflect operations conducted through Pinnacle.
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
Results of Operations
Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
     Oil and natural gas revenues for 2006 increased 6% to $82.9 million from $78.2 million in 2005. Production volumes for oil and natural gas in 2006 increased 22% to 11.7 Bcfe from 9.6 Bcfe in 2005. Realized average natural gas sales price for 2006 decreased 17% to $6.55 per Mcf compared to $7.90 per Mcf in 2005, and the average oil sales price for 2006 increased 13% to $63.62 per barrel from $55.36 per barrel in 2005. The increase in natural gas production was primarily due to the production from the three Galloway Gas Unit wells and new wells in the Barnett Shale area. The gas production volume increases were partially offset by production declines from the Delta Farms #1 and the Beach House #1 wells.
     The following table summarizes production volumes, average sales prices and operating revenues for our oil and natural gas operations for the years ended December 31, 2006 and 2005:

			2006 Period
			Compared to 2005 Period
	December 31,		Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
Production volumes-
Oil and condensate (Mbbls)	255	234	21	9%
Natural gas (MMcf)	10,176	8,206	1,970	24%
Average sales prices-(1)
Oil and condensate (per Bbl)	$63.62	$56.36	$7.26	13%
Natural gas (per Mcf)	6.56	7.90	(1.34)	(17%)
Operating revenues (In thousands) -
Oil and condensate	$16,217	$13,204	$3,013	23%
Natural gas	66,728	64,951	1,777	3%

Total	$82,945	$78,155	$4,790	6%

     Oil and natural gas operating expenses for 2006 increased 57% to $16.4 million from $10.4 million in 2005. Oil and natural gas operating expenses increased primarily due to (i) increased production, (ii) increased well count of Barnett Shale wells, (iii) higher workover expenses, (iv) higher ad valorem taxes and (v) rising costs of oil field services. This was partially offset by a $0.6 million decrease in severance taxes due to lower average natural gas prices in 2006 and a lower effective severance tax rate for our Barnett Shale wells which qualify for high cost gas tax well credits.
     Depreciation, depletion and amortization (“DD&A”) expense for 2006 increased 46% to $31.1 million from $21.4 million in 2005. This increase was primarily due to (1) an increase in production volumes and (2) an increase in the DD&A rate primarily due to additions to the proved property cost base.
     General and administrative (“G&A”) expense for 2006 increased 33% to $14.9 million from $11.2 million for 2005. The increase in G&A was due primarily to (i) higher incentive compensation and base salary costs of $0.6 million, (ii) increased contract labor cost of $1.0 million to cover certain accounting staff vacancies and to support the continued phase-in of our new integrated software system, (iii) $0.2 million in higher audit fees primarily related to the Company’s 2005 financial restatement for mark-to-market accounting derivatives and (iv) increased bad debt expenses of $1.5 million primarily due to an outside operator bankruptcy filing.
     The net gain on derivatives was $16.5 million for the year ended December 31, 2006, comprised of (1) a $9.3 million of unrealized mark-to-market net gains on derivatives ($9.9 million gain on oil and gas derivatives and $0.6 million losses on interest rate swaps) and (2) a $7.2 million of net realized gains ($5.6 million gain from oil and gas derivatives, $1.0 million gain from interest rate swaps and $0.6 million gain from the sell down of the interest rate swap position as a result of an amendment to the Company’s second lien credit facility in December 2006).
     Interest expense and capitalized interest in 2006 were $19.1 million and ($10.0) million, respectively, as compared to $11.0 million and $(5.8) million in 2005. These increases were attributable to the debt refinancing in July 2005 and borrowings under the Company’s Senior Secured Credit Facility beginning in May 2006.
     Income taxes increased to $10.2 million in 2006 from $7.5 million in 2005 due to the increase in pre-tax income.
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

			2005 Period
			Compared to 2004 Period
	December 31,		Increase	% Increase
	2005	2004	(Decrease)	(Decrease)
Production volumes-
Oil and condensate (Mbbls)	234	309	(75)	(24%)
Natural gas (MMcf)	8,206	6,462	1,744	27%
Average sales prices-(1)
Oil and condensate (per Bbl)	$56.36	$41.00	$15.36	37%
Natural gas (per Mcf)	7.90	6.14	1.76	29%
Operating revenues (In thousands) -
Oil and condensate	$13,204	$12,687	$517	4%
Natural gas	64,951	39,710	25,241	64%

Total	$78,155	$52,397	$25,758	49%

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
     General and administrative (“G&A”) expense for 2005 increased 36% to $11.2 million from $8.3 million for 2004. The increase in G&A was due primarily to higher salary (due to increased headcount and annual raises) and incentive compensation costs and in part due to $0.3 million of expenses related to an integrated software migration project. Stock based compensation in 2005 increased by $1.4 million to $2.5 million compared to 2004.
     Mark-to-market loss on derivatives, net was $5.9 million in 2005 comprised of (1) $2.3 million of realized loss on net settled derivatives and (2) $3.6 million of net unrealized loss on the derivatives accounted for as non-designated derivatives. Mark-to-market gain (loss) of derivatives, net was $(0.6) million in 2004 comprised of (1) $1.0 million of realized loss on net settled derivates and (2) $0.4 million of net unrealized gain on the derivatives accounted for as fair value hedges.
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
Liquidity and Capital Resources
     During 2006, our capital expenditures of $163.5, net of $38.3 million in proceeds from property sales, exceeded our net cash flows provided by operating activities. For future capital expenditures, we expect to use cash on hand, cash generated by operating activities and available draws on the Senior Credit Facility to partially fund our planned drilling expenditures and fund leasehold costs and geological and geophysical costs on our exploration projects in 2007. We may need to seek other financing alternatives to fully fund our 2007 capital expenditures program, including possible debt or equity financings.
     We may not be able to obtain financing needed in the future on terms that would be acceptable to us. If we cannot obtain adequate financing, we may be required to limit or defer our planned oil and natural gas exploration and development program, thereby adversely affecting the recoverability and ultimate value of our oil and natural gas properties.
     Our primary sources of liquidity have included funds generated by operations, proceeds from the issuance of various securities, including our common stock, preferred stock and warrants (including our public offering in 2004 and our private placements in 2005 and 2006 of our common stock), and borrowings under our credit facilities. Our liquidity position has been enhanced by the availability of funds under the Senior Credit Facility, the borrowing base of which was increased to $65.0 million, effective November 8, 2006. In addition, we received net proceeds of $33.5 million from the 2006 Private Placement.
     In December 2006, we completed an amendment to the Second Lien Credit Facility providing for $75.0 million of additional borrowings which was drawn on January 3, 2007. The Company used a portion of $72.1 million net proceeds to repay the $41.0 million of outstanding borrowings under the Senior Credit Facility. Accordingly, the amended and undrawn borrowing base availability on our Senior Credit Facility was $54.25 million (See “Financing Arrangements-Senior Secured Revolving Credit Facility” for further discussion).
     We received $38.3 million in proceeds from property sales in 2006. The sales included properties in both our Gulf Coast and Barnett Shale areas. We may continue to sell properties to fund a portion of our capital expenditures program.
     Cash flows provided by operating activities were $65.4 million, $38.8 million and $32.5 million for 2006, 2005 and 2004, respectively. The increase in cash flows provided by operations in 2006 as compared to 2005 was primarily due to higher oil and gas revenues generated from increased production. The increase in cash flows provided by operations in 2005 as compared to 2004 was primarily due to increased revenues attributable to increased production and higher commodity prices.
     Estimated maturities of long-term debt are $1.5 million in each of the years 2007 through 2009 and the remainder in 2010. The following table sets forth estimates of our contractual obligations as of December 31, 2006:

	Payments Due by Year
	(In thousands)
	Total	2007	2008	2009	2010	2011
Long-term Debt	$188,758	$1,508	$1,500	$1,500	$184,250	$—
Operating Leases	5,142	959	980	999	1,102	1,102
Drilling Contracts	12,253	12,253	—	—	—	—
Seismic Data Commitments	375	375	—	—	—	—

Total Contractual
Cash Obligations	$206,528	$15,095	$2,480	$2,499	$185,352	$1,102

     In addition to the contractual obligations presented above, we are also party to a firm well commitment agreement in the North Sea to drill one well within the next four years. Currently we expect to incur between $4 million and $6 million to drill the well between 2007 and 2010; unless we alternately choose in the future to sell down our interest to another company.
     We have planned capital expenditures (excluding capitalized interest) in 2007 of approximately $165.0 million to $175.0 million, of which $143.9 million is expected to be used for drilling activities in our project areas and the balance is expected to be used to fund 3-D seismic surveys and land acquisitions. In 2007, we plan to drill approximately 15 gross wells in the onshore Gulf Coast area and 53 gross wells in our Barnett Shale area and 25 to 30 gross wells in our East Texas areas, primarily in our Camp Hill oil field. The actual number of wells drilled and capital expended is dependent upon our available financing, cash flow, availability and cost of drilling rigs, land and partner issues and other factors. Capital expenditures do not include operating costs such as the steam costs that will be required for the multi-year development of our Camp Hill project, as discussed below.
     We have continued to reinvest a substantial portion of our cash flows into increasing our 3-D prospect portfolio, improving our 3-D seismic interpretation technology and funding our drilling program. Oil and gas capital expenditures were $191.1 million, $123.4 million and $83.9 million (including the Barnett Shale Acquisition) for 2006, 2005 and 2004, respectively. Our efforts resulted in the apparent drilling successes comprised of 70 gross wells in 2006, including 46 gross wells in the Barnett Shale area, 65 gross wells in 2005, including 37 gross wells in the Barnett Shale area, and 65 gross wells in 2004, including 33 gross wells in the Barnett Shale area.
     We have increased the development of our Camp Hill project. In August 2005, management proposed the acceleration of the Camp Hill development to our board of directors. Accordingly, a development plan was formally approved by the board for increased drilling activity in the Camp Hill Field, beginning with an initial 60-well drilling program. In February 2006, our board of directors formally approved a multi-year plan to fully develop the entire Camp Hill Field. In furtherance of this plan, we expect to drill between 25 and 30 gross wells in this area at an estimated cost of $2.3 million during 2007. To fully develop the field, we expect to drill approximately 315 wells from 2007 through 2018, at a total cost of approximately $18.8 million and total operating costs including steam of approximately $128.0 million. The precise timing and amount of our expenditures on additional well drilling and increased steam injection to develop the proved undeveloped reserves in this project will depend on several factors including the relative prices of oil and natural gas.
Off Balance Sheet Arrangements
     We currently do not have any off balance sheet arrangements.
Financing Arrangements
First Lien Credit Facility
     On September 30, 2004, we entered into a Second Amended and Restated Credit Agreement with Hibernia National Bank and Union Bank of California, N.A. (the “First Lien Credit Facility”), which was to mature on September 30, 2007. The First Lien Credit Facility provided for (1) a revolving line of credit of up to the lesser of the Facility A Borrowing Base and $75.0 million and (2) a term loan facility of up to the lesser of the Facility B Borrowing Base and $25.0 million (subject to the limit of the borrowing base, which was $22.5 million at March 31, 2006). It was secured by substantially all of our assets and was guaranteed by our subsidiary. On May 25, 2006, we terminated this agreement upon entering into the Senior Credit Facility as described below.
Second Lien Credit Facility
     On July 21, 2005, we entered into a Second Lien Credit Agreement with Credit Suisse, as administrative agent and collateral agent (the “Agent”) and the lenders party thereto (the “Second Lien Credit Facility”) that matures on July 21, 2010. The Second Lien Credit Facility provides for a term loan facility in an aggregate principal amount of $225.0 million. It is secured by substantially all of our assets and is guaranteed by our subsidiaries. The liens securing the Second Lien Credit Facility were second in priority to the liens securing the First Lien Credit Facility prior to its termination in May 2006, as discussed above, and are second in priority to the liens securing the Senior Credit Facility.
     On December 20, 2006, the Company, entered into an amendment, effective as of December 19, 2006, to the Second Lien Credit Facility (the “December 2006 Amendment”). The amendment increased the principal amount available for borrowings under the Second Lien Credit Facility from $150 million to $225 million. The amendment also included the following, without limitation: (1) a reduction in the interest rate on each Eurodollar loan such that it is the adjusted LIBO rate plus a margin of 4.75%; (2) a reduction in the interest rate on each base rate loan such that it is (i) the greater of the Agent’s prime rate and the federal funds effective rate plus 0.5%, plus (ii) a margin of 3.75%; (3) an adjustment to the minimum quarterly interest coverage ratio such that it is 2.75 to 1.0 through and including December 31, 2007 and 3.0 to 1.0 thereafter; (4) an adjustment to the minimum quarterly proved reserve coverage ratio such that it is 1.5 to 1.0 through December 31, 2007 and 2.0 to 1.0 thereafter; and (5) a maximum total net recourse debt to EBITDA ratio of not more than 3.75 to 1.0 through December 31, 2007 and 3.25 to 1.0 thereafter.
     The interest rate on each base rate loan will be the greater of the Agent’s prime rate and the federal funds effective rate plus 0.5%, plus a margin of 3.75%. The interest on each Eurodollar loan will be the adjusted LIBO rate plus a margin of 4.75%. Interest on Eurodollar loans is payable on either the last day of each period or every three months, whichever is earlier. Interest on base rate loans is payable quarterly. On December 31, 2006, the interest rate was approximately 10.11%, excluding the impact of interest rate swaps on the Company’s outstanding borrowings under the Second Lien Credit Facility.
     We are subject to certain covenants under the amended terms of the Second Lien Credit Facility. These covenants include, but are not limited to, the maintenance of the following financial covenants: (1) a minimum current ratio of 1.0 to 1.0 including availability under the borrowing base under the Senior Credit Facility; (2) a minimum quarterly interest coverage ratio of 2.75 to 1.0 through December 31, 2007 and 3.0 to 1.0 thereafter; (3) a minimum quarterly proved reserve coverage ratio of 1.5 to 1.0 through December 31, 2007 and 2.0 to 1.0 thereafter; and (4) a maximum total net recourse debt to EBITDA (as defined in the Second Lien Credit Facility) ratio of not more than 3.75 to 1.0 through December 31, 2007 and 3.25 to 1.0 thereafter.
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
     As of December 31, 2006, we had $147.8 million of borrowing outstanding under the Second Lien Credit Facility. In January 2007, the Company drew the additional $75.0 million in borrowings and received net proceeds of $72.1 million related to the December 2006 Amendment.
Senior Secured Revolving Credit Facility
     On May 25, 2006, we entered into a Senior Secured Revolving Credit Facility (“Senior Credit Facility”) with JPMorgan Chase Bank, National Association, as administrative agent that matures on May 25, 2010. The Senior Credit Facility provides for a revolving credit facility up to the lesser of the borrowing base and $200.0 million. It is secured by substantially all of our assets and is guaranteed by our subsidiaries. The liens securing the Senior Credit Facility are first in priority to the liens securing the Second Lien Credit Facility.
     As of December 31, 2006, we had $41.0 million of borrowings outstanding on a borrowing base availability of $65.0 million.
     On December 20, 2006, the Company amended its Senior Credit Facility (the “Senior Credit Amendment”) in connection with the aforementioned December 2006 Amendment. On January 3, 2007, the Company drew the $75.0 million of additional borrowings from its Second Lien Credit Facility, using a portion of the net proceeds to repay the $41.0 million of outstanding borrowings under the Senior Credit Facility.
     Following the repayment of the outstanding borrowings on January 3, 2007, the amended and undrawn borrowing base was $54.25 million, with a conforming borrowing base of $46.75 million and subject to monthly reductions of $1.69 million commencing May 1, 2007 and continuing on the first day of each month thereafter until the borrowing base is redetermined. We may request one unscheduled borrowing base determination subsequent to each scheduled determination, and the lenders may request unscheduled determinations at any time. In the event the outstanding principal balance of indebtedness under the Second Lien Credit Facility exceeds $225.0 million, the borrowing base under the Senior Credit Facility will be reduced $1.00 for every $4.00 of such additional indebtedness under the Second Lien Credit Facility.
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
     We are subject to certain covenants under the amended terms of the Senior Credit Facility which include, but are not limited to, the maintenance of the following financial ratios: (1) a minimum current ratio of 1.0 to 1.0; and (2) a maximum total net debt to Consolidated EBITDAX (as defined in the Senior Credit Facility) of 3.75 to 1.0 for the fiscal quarters through and including December 31, 2007, 3.25 to 1.0 for the fiscal quarter March 31, 2008 and thereafter. The Senior Credit Facility also places restrictions on indebtedness, dividends to shareholders, liens, investments, mergers, acquisitions, asset dispositions, repurchase or redemption of our common stock, speculative commodity transactions, transactions with affiliates and other matters.
     The Senior Credit Facility is subject to customary events of default, the occurrence and continuation of which could result in the acceleration of amounts due under the facility by the agent or the lenders.
     At December 31, 2006, one letter of credit totaling $500,000 was outstanding.
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
     Since May 2006, the Company has acquired certain oil and gas leases through the aforementioned lease option arrangement with Mr. Webster. The acquisitions were made pursuant to a land option agreement between Mr. Webster and the Company dated January 25, 2006. The terms and conditions of this leasing arrangement with Mr. Webster are consistent with leasing arrangements the Company has entered into with the other third parties. Under the option agreement, Mr. Webster agreed to acquire oil and gas leases in areas where the Company is actively leasing or that it deems prospective. On or before the 90th day from the date that Mr. Webster acquires any lease in these areas, the Company has the option to acquire these leases from Mr. Webster for 110% of Mr. Webster’s purchase price or, on the 90th day, pay a non-refundable 10% option extension fee to add a second 90-day option period. On or before the end of this second 90-day option period, the Company has the option to pay Mr. Webster 110% of his original purchase price to acquire the lease. If, at the end of the second option period, the Company has not exercised its purchase option, Mr. Webster will retain ownership of the oil and gas leases. In addition to the cash payments described above, the Company will assign a one-half of one percent of 8/8ths overriding royalty interest (proportionally reduced to the actual net interest in any given lease acquired) on any lease it acquires from Mr. Webster in the first 90-day option period and a one percent of 8/8ths overriding royalty interest (also proportionally reduced) on any lease acquired from Mr. Webster in the second 90-day option period. As of December 31, 2006, Mr. Webster has acquired oil and gas leases for approximately $4.2 million, the Company paid approximately $4.4 million for leases from Mr. Webster and the Company has made option extension payments of approximately $48,000 to Mr. Webster. There are currently no outstanding lease options under our arrangement with Mr. Webster. The Company may continue to use these arrangements as a strategic alternative.
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
Recently Issued Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing whether we will early adopt SFAS No. 157 as of the first quarter of fiscal 2007 as permitted, and are currently evaluating the impact adoption may have on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement amends Statement 87, FASB Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” FASB Statement 106, and FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” and other related accounting literature. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. This statement also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Employers with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. We currently have no defined benefit or other postretirement plans subject to this standard.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 applies to all entities and is effective for fiscal years beginning after November 15, 2007. We are currently determining the impact, if any, that SFAS No. 159 will have on our financial statements.
Recently Adopted Accounting Pronouncements
     On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) was effective beginning as of the first annual reporting period after June 15, 2005. We adopted the provisions of SFAS No. 123(R) during the first quarter of 2006 using the modified prospective method for transition and recognized approximately $0.5 million in stock-based compensation expense during 2006.
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
     Significant estimates include volumes of oil and natural gas reserves used in calculating depletion of proved oil and natural gas properties, future net revenues and abandonment obligations, impairment of undeveloped properties, future income taxes and related assets/liabilities, the collectability of outstanding accounts receivable, fair value of derivatives, stock-based compensation expense, contingencies and the results of future and current litigation. Oil and natural gas reserve estimates, which are the basis for unit-of-production depletion and the ceiling test, have numerous inherent uncertainties. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Subsequent drilling results, testing and production may justify revision of such estimate. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future.
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
Oil and Natural Gas Properties
     We account for investments in natural gas and oil properties using the full-cost method of accounting. All costs directly associated with the acquisition, exploration and development of natural gas and oil properties are capitalized. These costs include lease acquisitions, seismic surveys, and drilling and completion equipment. We proportionally consolidate our interests in natural gas and oil properties. We capitalized compensation costs for employees working directly on exploration activities of $3.5 million, $2.1 million and $1.7 million in 2006, 2005 and 2004 respectively. We expense maintenance and repairs as they are incurred.
     We amortize natural gas and oil properties based on the unit-of-production method using estimates of proved reserve quantities. We do not amortize investments in unproved properties until proved reserves associated with the projects can be determined or until these investments are impaired. We periodically evaluate, on a property-by-property basis, unevaluated properties for impairment. If the results of an assessment indicate that the properties are impaired, we add the amount of impairment to the proved natural gas and oil property costs to be amortized. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rate per Mcfe for 2006, 2005 and 2004 was $2.61, $2.22 and $1.86 respectively.
     We account for dispositions of natural gas and oil properties as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. We have not had any transactions that significantly alter that relationship.
     The net capitalized costs of proved oil and natural gas properties are limited to a “ceiling test” based on the estimated future reserves, discounted at a 10% per annum, from proved oil and natural gas reserves based on current economic and operating conditions (the “Full Cost Ceiling”). If net capitalized costs exceed this limit, the excess is charged to operations through depreciation, depletion and amortization.
     In connection with our year-end 2006 ceiling test computation, a price sensitivity study also indicated that a 10 percent increase or decrease in commodity prices at December 31, 2006 would have increased or decreased the Full Cost Ceiling test cushion by approximately $40 million. The aforementioned price sensitivity is as of December 31, 2006 and, accordingly, does not include any potential changes in reserves due to first quarter 2007 performance, such as commodity prices, reserve revisions and drilling results.
     The Full Cost Ceiling cushion at the end of 2006 of approximately $40.2 million was based upon average realized oil and natural gas prices of $54.73 per Bbl and $5.77 per Mcf, respectively, or a volume weighted average price of $38.75 per BOE. This cushion, however, would have been zero on such date at an estimated volume weighted average price of $34.91 per BOE. A BOE means one barrel of oil equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids, which approximates the relative energy content of oil, condensate and natural gas liquids as compared to natural gas. Prices have historically been higher or substantially higher, more often for oil than natural gas on an energy equivalent basis, although there have been periods in which they have been lower or substantially lower.
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
     We have a significant amount of proved undeveloped reserves. We had 126.2 Bcfe, 97.9 Bcfe, and 72.5 Bcfe of proved undeveloped reserves, representing 60%, 65% and 66% of our total proved reserves at December 31, 2006, 2005 and 2004, respectively. As of December 31, 2006, 2005 and 2004, a portion of these proved undeveloped reserves, or approximately, 32.8 Bcfe, 38.1 Bcfe and 45.7 Bcfe, respectively, are attributable to our Camp Hill properties that we acquired in 1994. See “Business and Properties — East Texas Area — Camp Hill Project” for further discussion of the Camp Hill properties. The estimated future development costs to develop our proved undeveloped reserves on our Camp Hill properties are relatively low, on a per Mcfe basis, when compared to the estimated future development costs to develop our proved undeveloped reserves on our other oil and natural gas properties. Furthermore, the average depletable life (the estimated time that it will take to produce all recoverable reserves) of our Camp Hill properties is considerably longer, or approximately 15 years, when compared to the depletable life of our remaining oil and natural gas properties of approximately 10 years. Accordingly, the combination of a relatively low ratio of future development costs and a relatively long depletable life on our Camp Hill properties has resulted in a relatively low overall historical depletion rate and DD&A expense. This has resulted in a capitalized cost basis associated with producing properties being depleted over a longer period than the associated production and revenue stream, causing the build-up of nondepleted capitalized costs associated with properties that have been completely depleted. This combination of factors, in turn, has had a favorable impact on our earnings, which have been higher than they would have been had the Camp Hill properties not resulted in a relatively low overall depletion rate and DD&A expense and longer depletion period. As a hypothetical illustration of this impact, the removal of our Camp Hill proved undeveloped reserves starting January 1, 2002 would have reduced our earnings by, (i) an estimated $11.2 million in 2002 (comprised of after-tax charges for a $7.1 million full cost ceiling impairment and a $4.1 million depletion expense increase), (ii) an estimated $5.9 million in 2003 (due to higher depletion expense), (iii) an estimated $3.4 million in 2004 (due to higher depletion expense), (iv) an estimated $6.9 million in 2005 (due to higher depletion expense) and (v) an estimated $0.7 million in 2006 (due to higher depletion expense).
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
Oil and Natural Gas Reserve Estimates
     The proved reserve data as of December 31, 2006 included in this document are estimates prepared by Ryder Scott Company, LaRoche Petroleum Consultants, Ltd., and Fairchild & Wells, Inc., Independent Petroleum Engineers. Reserve engineering is a subjective process of estimating underground accumulations of hydrocarbons that cannot be measured in an exact manner. The process relies on judgment and the interpretation of available geologic, geophysical, engineering and production data. The extent, quality and reliability of this data can vary. The process also requires certain economic assumptions regarding drilling and operating expense, capital expenditures, taxes and availability of funds. The SEC mandates some of these assumptions such as oil and natural gas prices and the present value discount rate.
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
     Our rate of recording depreciation, depletion and amortization expense for proved properties is dependent on our estimate of proved reserves. If these reserve estimates decline, the rate at which we record these expenses will increase. A 10% increase or decrease in our proved reserves would have increased or decreased our depletion expense by 6.4% for the year ended December 31, 2006.
     As of December 31, 2006, approximately 75% of our proved reserves were proved undeveloped and proved nonproducing. Moreover, some of the producing wells included in our reserve reports as of December 31, 2006 had produced for a relatively short period of time as of that date. Because most of our reserve estimates are calculated using volumetric analysis, those estimates are less reliable than estimates based on a lengthy production history. Volumetric analysis involves estimating the volume of a reservoir based on the net feet of pay of the structure and an estimation of the area covered by the structure based on seismic analysis. In addition, realization or recognition of our proved undeveloped reserves will depend on our development schedule and plans. Lack of certainty with respect to development plans for proved undeveloped reserves could cause the discontinuation of the classification of these reserves as proved. We have from time to time chosen to delay development of our proved undeveloped reserves in the Camp Hill Field in East Texas in favor of pursuing shorter-term exploration projects with higher potential rates of return, adding to our lease position in this field and further evaluating additional economic enhancements for this field’s development. The average life of the Camp Hill proved undeveloped reserves is approximately 15 years, with 50% of these reserves being booked over nine years ago. Although we have increased the pace of the development of the Camp Hill project, there can be no assurance that the aforementioned discontinuance will not occur.

Derivative Instruments
     The Company uses derivatives, typically fixed-rate swaps and costless collars, to manage price and interest rate risk underlying our oil and gas production and the variable interest rate on the Second Lien Credit Facility. For a discussion of the impact of changes in the prices of oil and gas on our hedging transactions, see “Volatility of Oil and Natural Gas Prices” below.
     The Company’s Board of Directors sets all of our risk management policies and reviews volume limitations, types of instruments and counterparties, on a quarterly basis. These policies require that derivative instruments be executed only by either the President or Chief Financial Officer after consultation and concurrence by the President, Chief Financial Officer and Chairman of the Board. The master contracts with the approved counterparties identify the President and Chief Financial Officer as the only representatives authorized to execute trades. The Board of Directors also reviews the status and results of derivative activities quarterly.
     Upon entering into a derivative contract, the Company either designates the derivative instrument as a hedge of the variability of cash flow to be received (cash flow hedge) or the derivative must be accounted for as a non-designated derivative. All of the Company’s derivative instruments at December 31, 2005 and December 31, 2006 were treated as non-designated derivatives and the unrealized gain/(loss) related to the mark-to-market valuation was included in the Company’s earnings.
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
Volatility of Oil and Natural Gas Prices
     Our revenues, future rate of growth, results of operations, financial condition and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent upon prevailing prices of oil and natural gas. See “Item 1A. Risk Factors—Natural gas and oil prices are highly volatile, and lower prices will negatively affect our financial results.”
     We periodically review the carrying value of our oil and natural gas properties under the full cost accounting rules of the Commission. See “—Summary of Critical Accounting Policies—Oil and Natural Gas Properties” and “Item 1A. Risk Factors— We may record ceiling limitation write-downs that would reduce our shareholders’ equity.”
     To mitigate some of our commodity price risk, we engage periodically in certain other limited derivative activities including price swaps, costless collars and, occasionally, put options, in order to establish some price floor protection. We do not hold or issue derivative instruments for trading purposes.
     Total oil purchased and sold under swaps and collars during 2006, 2005 and 2004 were 82,200 Bbls, 108,500 Bbls and 121,700 Bbls, respectively. Total natural gas purchased and sold under swaps and collars in 2006, 2005 and 2004 were 5,171,000 MMBtu, 3,892,000 MMBtu and 3,936,000 MMBtu, respectively. The net gains (losses) realized by the Company under such derivative arrangements were $5.6 million, $(2.3) million and $(1.0) million for 2006, 2005 and 2004, respectively, and were included in net gain (loss) on derivatives.
     As of December 31, 2006, 2005 and 2004 unrealized gains and (losses) on oil and gas derivatives of $9.9 million, $(4.2) million and $0.4 million, respectively, were included in net gain (loss) on derivatives.
     While the use of hedging arrangements limits the downside risk of adverse price movements, it may also limit our ability to benefit from increases in the prices of natural gas and oil. We enter into the majority of our derivative transactions with two counterparties and have a netting agreement in place with those counterparties. We do not obtain collateral to support the agreements but monitor the financial viability of counterparties and believe our credit risk is minimal on these transactions. Under these arrangements, payments are received or made based on the differential between a fixed and a variable product price. These agreements are settled in cash at expiration or exchanged for physical delivery contracts. In the event of nonperformance, we would again be exposed to price risk. We have additional risk of financial loss because the price received for the product at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the hedging transaction. Moreover, our derivative arrangements generally do not apply to all of our production and thus provide only partial price protection against declines in commodity prices. We expect that the amount of our hedges will vary from time to time.
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
     At December 31, 2006 we had the following outstanding derivative positions:

	Swaps		Collars
		Average		Average	Average
Quarter	MMbtu	Fixed Price(1)	MMBtu	Floor Price(1)	Ceiling Price(1)
First Quarter 2007	1,257,000	$7.60	630,000	$7.95	$9.81
Second Quarter 2007	729,000	7.47	728,000	7.31	8.87
Third Quarter 2007	552,000	7.48	552,000	7.53	9.10
Fourth Quarter 2007	552,000	7.48	276,000	6.92	8.32
First Quarter 2008	273,000	7.94	546,000	7.32	8.95
Second Quarter 2008	273,000	7.94	364,000	7.35	9.10
Third Quarter 2008	276,000	7.94	368,000	7.35	9.10
Fourth Quarter 2008	276,000	7.94	368,000	7.35	9.10

(1)	Based on Houston Ship Channel spot prices.
     The table below summarizes our total production volumes subject to derivative transactions during 2006.

Natural Gas Swaps		Natural Gas Collars
Volumes MMBtu	1,954,000	Volumes MMBtu	3,217,000
Average price $/MMBtu	$7.27	Average price $/MMBtu
		Floor	$7.73
		Ceiling	$10.39

Crude Oil Collars
Volumes Bbls	82,200
Average price $/Bbls
Floor	$57.57
Ceiling	$69.52
Item 7A. Qualitative and Quantitative Disclosures About Market Risk
     Commodity Risk. Our major market risk exposure is the commodity pricing applicable to our oil and natural gas production. Realized commodity prices received for such production are primarily driven by the prevailing worldwide price for oil and spot prices applicable to natural gas. The effects of such pricing volatility have been discussed above, and such volatility is expected to continue. A 10% fluctuation in the price received for oil and gas production would have an approximate $8.3 million impact on our 2006 annual revenues.
     To mitigate some of this risk, we engage periodically in certain limited hedging activities, including price swaps, costless collars and, occasionally, put options, in order to establish some price floor protection. Costs and any benefits derived from these price floors are accordingly recorded as a reduction or increase, as applicable, in oil and gas sales revenue and were not significant for any year presented. The costs to purchase put options are amortized over the option period. We do not hold or issue derivative instruments for trading purposes. Net gains and (losses) realized by us related to these instruments were $5.6 million, $(2.3) million and $(1.0) million or $0.98, $(0.50) and $(0.21) per MMBtu for the years ended December 31, 2006, 2005 and 2004, respectively.
     Interest Rate Risk. Our exposure to changes in interest rates results from our floating rate debt. The result of a 10% fluctuation in short-term interest rates would have impacted 2006 cash flow by approximately $1.8 million.
     Financial Instruments and Debt Maturities. Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and bank borrowings, including borrowings under our Senior Credit Facility and Second Lien Credit Facility. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair values of the bank and vendor borrowings approximate the carrying amounts as of December 31, 2006 and 2005, and were determined based upon interest rates currently available to us for borrowings with similar terms. Maturities of long-term debt are $1.5 million in each of the years 2007 through 2009 and the balance, or $184.3 million, is due in 2010.
Item 8. Financial Statements and Supplementary Data
     The response to this item is included elsewhere in this report.
Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
     None.
Item 9A. Controls and Procedures
     (a) Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission (“SEC”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. As described below under Management’s Annual Report on Internal Control over Financial Reporting, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; provided, that we were required to seek relief under Rule 12b-25 in connection with the filing of this Annual Report on Form 10-K as a result of the continued transition of newly hired accounting professionals in the second half of 2006 and the first quarter of 2007.
     Pannell Kerr Forster of Texas, P.C.’s audit report, dated March 30, 2007, expressed an unqualified opinion on our consolidated financial statements and its assessment of Management’s Annual Report on Internal Control over Financial Reporting is included herein under paragraph (d).
     (b) Management’s Annual Report on Internal Control over Financial Reporting. Management, including the CEO and CFO, has the responsibility for establishing and maintaining adequate internal control over financial reporting, as defined in the Exchange Act, Rule 13a-15(f). Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions and influenced by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate or insufficient because of changes in operating conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     A control deficiency exists when the design or operation of a control does not allow management or employees, in the ordinary course of performing their assigned functions, to prevent or detect misstatements on a timely basis. A significant deficiency is a control deficiency, or combination of control deficiencies, that adversely affects the Company’s ability to initiate, authorize, record, process, or report external financial data reliably in accordance with GAAP, such that there is a more than remote likelihood that a misstatement of the Company’s annual or interim financial statements that is more than inconsequential will not be prevented or detected. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     Management assessed internal control over financial reporting of the Company and subsidiaries as of December 31, 2006. The Company’s management conducted its assessment in accordance with the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management has concluded that the internal control over financial reporting was effective as of December 31, 2006.
     Pannell Kerr Forster of Texas, P.C., the independent registered public accounting firm who also audited the Company’s consolidated financial statements, has issued its own attestation report on management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, which is filed herewith.
     (c) Changes in Internal Control Over Financial Reporting. There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     (d) Report of Independent Registered Public Accounting Firm
Board of Directors and Shareholders
Carrizo Oil & Gas, Inc.
Houston, Texas
     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Carrizo Oil & Gas, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO criteria). Carrizo Oil & Gas, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
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
     A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles , and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, management’s assessment that Carrizo Oil & Gas, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, Carrizo Oil & Gas, Inc., maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Carrizo Oil & Gas, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated March 30, 2007 expressed an unqualified opinion thereon.

/S/ Pannell Kerr Forster of Texas, P.C
Pannell Kerr Forster of Texas P.C.
Houston, Texas
March 30, 2007
Item 9B. Other Information
     None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this item is incorporated by reference to information under the caption “Proposal 1-Election of Directors” and to the information under the caption “Section 16(a) Reporting Delinquencies” in our definitive Proxy Statement (the “2007 Proxy Statement”) for our 2007 annual meeting of shareholders. The 2007 Proxy Statement will be filed with the Securities and Exchange Commission (the “Commission”) not later than 120 days subsequent to December 31, 2006.
     Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to our executive officers is set forth in Part I of this report.
Item 11. Executive Compensation
     The information required by this item is incorporated herein by reference to the 2007 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2006.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
     Information required by this item is incorporated herein by reference to the 2007 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2006.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this item is incorporated herein by reference to the 2007 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2006.
Item 14. Principal Accountant Fees and Services
     The information required by this item is incorporated by reference to the 2007 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2006.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
     The response to this item is submitted in a separate section of this report.

(a)(2) Financial Statement Schedules
SCHEDULE II
Carrizo Oil & Gas, Inc.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2006, 2005 and 2004
(In thousands)

	Balance at	Charged to		Charged	Balance
	Beginning	Costs and		to Other	at End
Description	of Period	Expenses	Deductions	Accounts	of Period
2006
Allowance for doubtful accounts	$253	$1,386 (1)	$—	$—	$1,639

2005
Allowance for doubtful accounts	325	(72)	—	—	253

2004
Allowance for doubtful accounts	—	325	—	—	325

(1)	Relates primarily to a bankruptcy filing by an outside operator.
(a)(3) Exhibits

Exhibit
Number		Description
†2.1	–	Combination Agreement by and among the Company, Carrizo Production, Inc., Encinitas Partners Ltd., La Rosa Partners Ltd., Carrizo Partners Ltd., Paul B. Loyd, Jr., Steven A. Webster, S.P. Johnson IV, Douglas A.P. Hamilton and Frank A. Wojtek dated as of September 6, 1997 (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-29187)).

†3.1	–	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

†3.2	–	Amended and Restated Bylaws of the Company, as amended by Amendment No. 1 (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A (Registration No. 000-22915) Amendment No. 2 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 15, 1999) and Amendment No. 3 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 20, 2002).

†10.1	–	Amendment No. 1 to the Letter Agreement Regarding Participation in the Company’s 2001 Seismic and Acreage Program, dated June 1, 2001 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

†10.2	–	Amended and Restated Incentive Plan of the Company effective as of February 17, 2000 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

†10.3	–	Amendment No. 1 to the Amended and Restated Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

†10.4	–	Amendment No. 2 to the Amended and Restated Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

†10.5	–	Amendment No. 3 to the Amended and Restated Incentive Plan of the Company (incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated April 21, 2003).

†10.6	–	Amendment No. 4 to the Amended and Restated Incentive Plan of the Company (incorporated herein by reference to Appendix B to the Company’s Proxy Statement dated April 26, 2004).

†10.7	–	Amendment No. 5 to the Amended and Restated Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2005).

†10.8	–	Amendment No. 6 to the Amended and Restated Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2005).

†10.9	-	Amendment No.7 to the Amended and Restated Incentive Plan of Carrizo Oil & Gas, Inc. (incorporated herein by

Exhibit
Number		Description
reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 30, 2006).

†10.10	–	Employment Agreement between the Company and S.P. Johnson IV (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-29187)).

†10.11	–	Employment Agreement between the Company and J. Bradley Fisher (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-2 (Registration No. 333-111475)).

†10.12	–	Employment Agreement between the Company and Paul F. Boling (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-2 (Registration No. 333-111475)).

†10.13	–	Employment Agreement between the Company and Gregory E. Evans dated March 21, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2005).

†10.14	–	Employment Agreement between Carrizo Oil & Gas, Inc. and Richard Smith dated September 18, 2006, and effective as of August 23, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2006).

†10.15	–	Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

†10.16	–	Form of Amendment to Executive Officer Employment Agreement. (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated January 8, 1998).

†10.17	–	Form of Amendment to Executive Officer Employment Agreement (incorporated herein by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K dated December 15, 1999).

†10.18	–	Form of Amendment to Director Indemnification Agreement (incorporated herein by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K dated December 15, 1999).

†10.19	–	Form of Amendment to Executive Officer Employment Agreement (incorporated herein by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K dated February 20, 2002).

†10.20	–	Form of Amendment to Director Indemnification Agreement (incorporated herein by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K dated February 20, 2002).

†10.21	–	Amendment to the Employment Agreement between the Company and S.P. Johnson IV (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2006).

†10.22	–	Amendment to the Employment Agreement between the Company and Paul F. Boling (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 27, 2006).

†10.23	–	Amendment to the Employment Agreement between the Company and Gregory E. Evans (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8- K filed on January 27, 2006).

†10.24	–	Amendment to the Employment Agreement between the Company and J. Bradley Fisher (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 27, 2006).

†10.25	–	Employment Agreement between the Company and Jack Bayless (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 27, 2006).

†10.26	–	Form of Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

†10.27	–	Form of Director Restricted Stock Award Agreement under the Incentive Plan of Carrizo Oil & Gas, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2005).

†10.28	–	Form of Director Restricted Stock Award Agreement under the Incentive Plan of Carrizo Oil & Gas, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 19, 2005).

†10.29	–	Form of Employee Restricted Stock Award Agreement under the Incentive Plan of Carrizo Oil & Gas, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 19, 2005).

†10.30	–	Form of Employee Restricted Stock Award under the Incentive Plan of Carrizo Oil & Gas, Inc. (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 27, 2006).

†10.31	–	Employee Restricted Stock Award under the Incentive Plan of Carrizo Oil & Gas, Inc. granted to Jack Bayless effective January 23, 2006 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 27, 2006).

†10.32	–	Form of Employee Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

Exhibit
Number		Description
†10.33	–	Form of Employee Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

†10.34	–	Form of Independent Contractor Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 30, 2006).

†10.35	–	S Corporation Tax Allocation, Payment and Indemnification Agreement among the Company and Messrs. Loyd, Webster, Johnson, Hamilton and Wojtek (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-29187)).

†10.36	–	S Corporation Tax Allocation, Payment and Indemnification Agreement among Carrizo Production, Inc. and Messrs. Loyd, Webster, Johnson, Hamilton and Wojtek (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Registration No. 333-29187)).

†10.37	–	Amended and Restated Registration Rights Agreement dated December 15, 1999 among the Company, Paul B. Loyd Jr., Douglas A. P. Hamilton, Steven A. Webster, S.P. Johnson IV, Frank A. Wojtek and DAPHAM Partnership, L.P. (incorporated herein by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 15, 1999).

†10.38	–	Registration Rights Agreement dated February 20, 2002 among the Company, Mellon Ventures, L.P. and Steven A. Webster (incorporated herein by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated February 20, 2002).

†10.39	–	Purchase and Sale Agreement by and between Rocky Mountain Gas, Inc. and CCBM, Inc., dated June 29, 2001 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

†10.40	–	Contribution and Subscription Agreement dated June 23, 2003 by and among Pinnacle Gas Resources, Inc., CCBM, Inc., Rocky Mountain Gas, Inc. and the CSFB Parties listed therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

†10.41	–	Amendment to Contribution and Subscription Agreement dated as of August 9, 2005 among Pinnacle Gas Resources, Inc., CCBM, Inc., U.S. Energy Corp., Crested Corp. and the CSFB Parties referred to therein (incorporated herein by reference to Exhibit 10.35 to the Annual Report on Form 10-K for the year ended December 31, 2005).

†10.42	–	Second Amendment to Contribution and Subscription Agreement dated as of March 31, 2006 among Pinnacle Gas Resources, Inc., CCBM, Inc., U.S. Energy Corp., Crested Corp. and the CSFB Parties referred to therein (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

†10.43	–	Second Amended and Restated Credit Agreement dated as of September 30, 2004 by and among Carrizo Oil & Gas, Inc., CCBM, Inc., Hibernia National Bank, as Agent, Union Bank of California, N.A., as co-agent, and Hibernia National Bank and Union Bank of California, N.A., as lenders (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2004).

†10.44	–	First Amendment to Second Amended and Restated Credit Agreement dated as of October 29, 2004 among Carrizo Oil & Gas, Inc., CCBM, Inc., Hibernia National Bank and Union Bank of California, N.A. (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 3, 2004).

†10.45	–	Commercial Guaranty made and entered into as of September 30, 2004 by CCBM, Inc. in favor of Hibernia National Bank, as agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2004).

†10.46	–	Amended and Restated Stock Pledge and Security Agreement dated and effective as of September 30, 2004 by Carrizo Oil & Gas, Inc. in favor of Hibernia National Bank, as agent (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 6, 2004).

†10.47	–	Second Amendment dated of as April 27, 2005 to the Second Amended and Restated Credit Agreement dated as of October 29, 2004 among Carrizo Oil & Gas, Inc. CCBM, Inc., Hibernia National Bank and Union Bank of California, N.A. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2005).

†10.48	–	Third Amendment dated as of July 21, 2005 to the Second Amended and Restated Credit Agreement dated as of October 29, 2004 among Carrizo Oil & Gas, Inc., CCBM, Inc., Hibernia National Bank and Union Bank of California, N.A. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 22, 2005).

†10.49	–	Second Lien Agreement dated as of July 21, 2005 among Carrizo Oil & Gas, Inc., CCBM, Inc., and the lenders named therein and Credit Suisse, as collateral agent and administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2005).

Exhibit
Number		Description
†10.50	–	Stock Pledge and Security Agreement dated as of July 21, 2005 by Carrizo Oil & Gas, Inc. in favor of Credit Suisse, as collateral agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 22, 2005).

†10.51	–	Commercial Guaranty dated as of July 21, 2005 by CCBM, Inc. in favor of Credit Suisse (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 22, 2005).

†10.52	–	Credit Agreement dated as of May 25, 2006 among Carrizo Oil & Gas, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, the Lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, and J.P. Morgan Securities Inc., as Sole Bookrunner and Lead Arranger (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2006).

†10.53	–	First Lien Stock Pledge and Security Agreement dated as of May 25, 2006, by Carrizo Oil & Gas, Inc., in favor of JPMorgan Chase Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 30, 2006).

†10.54	–	Form of Subscription and Registration Rights Agreement among the Company and the Subscribers named therein (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

†10.55	–	Placement Agent Agreement dated July 25, 2006 between the Company and Johnson Rice & Company L.L.C. (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

†10.56	–	Amendment No.1, effective as of December 19, 2006, to the Second Lien Credit Agreement among Carrizo Oil & Gas, Inc., CCBM, Inc., CLLR, Inc., the Lenders named therein and Credit Suisse, as collateral agent and administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2006).

†10.57	–	First Amendment to Credit Agreement, Consent and Waiver, effective as of December 19, 2006, among Carrizo Oil & Gas, Inc., the Guarantors party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2006).

10.58	–	Director Compensation.

10.59	–	Base Salaries and 2006 Annual Bonuses for certain Executive Officers.

21.1	–	Subsidiaries of the Company.

23.1	–	Consent of Pannell Kerr Forster of Texas, P.C.

23.2	–	Consent of Ryder Scott Company Petroleum Engineers.

23.3	–	Consent of Fairchild & Wells, Inc.

23.4	–	Consent of LaRoche Petroleum Consultants, Ltd.

31.1	–	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	–	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	–	Summary of Reserve Report of Ryder Scott Company Petroleum Engineers as of December 31, 2006.

99.2	–	Summary of Reserve Report of Fairchild & Wells, Inc. as of December 31, 2006.

99.3	–	Summary of Reserve Report of LaRoche Petroleum Consultants, Ltd. as of December 31, 2006.

†	Incorporated by reference as indicated.

CARRIZO OIL & GAS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Carrizo Oil & Gas, Inc.
     We have audited the accompanying consolidated balance sheets of Carrizo Oil & Gas, Inc. as of December 31, 2006 and 2005 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carrizo Oil & Gas, Inc. at December 31, 2006 and 2005 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.
     As referred to in Note 2, effective January 1, 2006, the Company changed its method of accounting for share based payments.
     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Carrizo Oil & Gas, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 30, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
PANNELL KERR FORSTER OF TEXAS, P.C.
Pannell Kerr Forster of Texas, P.C.
Houston, Texas
March 30, 2007

CARRIZO OIL & GAS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands)
ASSETS

CURRENT ASSETS:
Cash and cash equivalents	$5,408	$28,725
Accounts receivable, trade (net of allowance for doubtful accounts of $1,639 and $253 at December 31, 2006 and 2005, respectively)	25,871	24,863
Advances to operators	2,107	1,590
Fair value of derivative financial instruments	5,737	488
Other current assets	1,934	4,518

Total current assets	41,057	60,184

PROPERTY AND EQUIPMENT, net full-cost method of accounting for oil and natural gas properties (including unevaluated costs of properties of $95,136 and $71,581 at December 31, 2006 and 2005, respectively)	445,447	314,074
DEFERRED FINANCING COSTS	4,817	5,858
INVESTMENT IN PINNACLE GAS RESOURCES, INC.	2,771	2,687
OTHER ASSETS	703	298

	$494,795	$383,101

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable, trade	$32,570	$17,571
Accrued liabilities	20,885	23,321
Advances for joint operations	1,100	5,887
Current maturities of long-term debt	1,508	1,535
Fair value of derivative financial instruments	—	1,563
Deferred income tax	2,008	—

Total current liabilities	58,071	49,877

LONG-TERM DEBT, net of current maturities	187,250	147,759
ASSET RETIREMENT OBLIGATION	3,625	3,235
FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS	—	2,295
DEFERRED INCOME TAXES	32,738	24,550
DEFERRED CREDITS	837	—

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:

Common stock, par value $0.01 (40,000,000 shares authorized with 25,980,605 and 24,251,430 issued and outstanding at December 31, 2006 and 2005, respectively)	260	243
Additional paid in capital	168,469	124,586
Retained earnings	49,875	31,627
Unearned compensation — restricted stock	(6,330)	(1,071)

Total shareholders’ equity	212,274	155,385

	$494,795	$383,101

The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2006	2005	2004
	(In thousands except for per share amounts)
OIL AND NATURAL GAS REVENUES	$82,945	$78,155	$52,397

COSTS AND EXPENSES:
Oil and natural gas operating expenses (exclusive of depletion, depreciation and amortization, shown separately below)	16,428	10,437	8,392
Depreciation, depletion and amortization	31,129	21,374	15,464
General and administrative	14,909	11,243	8,255
Accretion expenses related to asset retirement obligation	496	70	23

Total costs and expenses	62,962	43,124	32,134

OPERATING INCOME	19,983	35,031	20,263

OTHER INCOME AND EXPENSES:
Net gain (loss) on derivatives	16,457	(5,882)	(625)
Loss on extinguishment of debt	(294)	(3,721)	—
Equity in income (loss) of Pinnacle Gas Resources, Inc.	35	(2,542)	(1,399)
Other income and expenses, net	427	(457)	506
Interest income	969	904	75
Interest expense	(19,071)	(11,044)	(2,553)
Interest expense, related parties	—	—	(1,082)
Capitalized interest	9,975	5,845	2,938

INCOME BEFORE INCOME TAXES	28,481	18,134	18,123
INCOME TAX EXPENSE (Note 5)	10,233	7,500	7,009

NET INCOME	18,248	10,634	11,114
DIVIDENDS AND ACCRETION ON PREFERRED STOCK	—	—	350

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$18,248	$10,634	$10,764

BASIC EARNINGS PER COMMON SHARE	$0.74	$0.45	$0.54

DILUTED EARNINGS PER COMMON SHARE	$0.71	$0.44	$0.49

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	24,826,673	23,491,976	19,958,452

DILUTED	25,564,502	24,361,453	21,818,065

The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Warrants		Common Stock
	Number	Amount	Shares	Amount
	(Dollars in thousands)
BALANCE, January 1, 2004	3,262,821	$780	14,591,348	$146

Net income	—	—	—	—
Net change in fair value of derivative financial instruments	—	—	—	—
Comprehensive income
Warrants converted	(2,836,605)	(677)	2,067,621	20
Warrants exercised for cash	(92,006)	(23)	92,006	1
Common stock issued, secondary offering, net of offering costs	—	—	3,655,500	37
Stock options exercised for cash	—	—	436,858	4
Preferred stock conversion	—	—	1,318,124	13
Tax benefit of stock options exercised	—	—	—	—
Stock option compensation	—	—	—	—
Dividends and accretion of discount on preferred stock	—	—	—	—

BALANCE, December 31, 2004	334,210	80	22,161,457	221

Net income	—	—	—	—
Warrants converted	(250,000)	(75)	250,000	3
Warrants exercised for cash	(84,210)	(5)	54,669	1
Common stock issued, net of offering cost	—		1,200,000	12
Common stock issued for property	—	—	127,068	1
Stock options exercised for cash	—	—	370,651	4
Tax benefit of stock options exercised	—	—	—	—
Stock option compensation	—	—	—	—
Restricted stock awards, net of forfeitures	—	—	87,585	1
Amortization of unearned compensation restricted stock	—	—	—	—

BALANCE, December 31, 2005	—	$—	24,251,430	243

Net income			—	—
Common stock issued, net of offering cost			1,350,000	13
Common stock issued for property			2,000	—
Stock options exercised for cash			101,800	1
Stock -based compensation			—	—
Capitalization of repriced stock options at adoption of SFAS 123(R)			—	—
Restricted stock awards, net of forfeitures			277,436	3
Common stock repurchased for tax withholding obligations			(2,061)	—
Amortization of unearned compensation restricted stock			—	—

BALANCE, December 31, 2006			25,980,605	$260

The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated
	Additional		Other
	Paid in	Retained	Comprehensive	Unearned	Shareholders’
	Capital	Earnings	Income (loss)	Compensation	Equity
	(Dollars in thousands)
BALANCE, January 1, 2004	$65,103	$10,229	$(186)	$—	$76,072

Net income	—	11,114	—	—	11,114
Net change in fair value of derivative financial instruments	—	—	186	—	186

Comprehensive income			$—		11,300

Warrants converted	657	—		—	—
Warrants exercised for cash	224	—		—	202
Common stock issued, secondary offering, net of offering costs	23,262	—		—	23,299
Stock options exercised for cash	1,650	—		—	1,654
Preferred stock conversion	7,452	—		—	7,465
Tax benefit of stock options exercised	1,045	—		—	1,045
Stock option compensation	373	—		—	373
Dividends and accretion of discount on preferred stock	—	(350)		—	(350)

BALANCE, December 31, 2004	99,766	20,993		—	121,060
Net income	—	10,634		—	10,634
Warrants converted	997	—		—	925
Warrants exercised for cash	79	—		—	75
Common stock issued, net of offering cost	17,001	—		—	17,013
Common stock issued for property	1,953	—		—	1,954
Stock options exercised for cash	1,375	—		—	1,379
Tax benefit of stock options exercised	1,486	—		—	1,486
Stock option compensation	530	—		—	530
Restricted stock awards, net of forfeitures	1,399	—		(1,412)	(12)
Amortization of unearned compensation restricted stock	—	—		341	341

BALANCE, December 31, 2005	124,586	31,627		(1,071)	155,385

Net income	—	18,248		—	18,248
Common stock issued, net of offering cost	33,403	—		—	33,416
Common stock issued for property	55	—		—	55
Stock options exercised for cash	601	—		—	602
Stock-based compensation	480	—		—	480
Capitalization of repriced stock options at adoption of SFAS 123(R)	1,696	—		—	1,696
Restricted stock awards, net of forfeitures	7,706	—		(7,786)	(77)
Common stock repurchased for tax withholding obligations	(58)	—		—	(58)
Amortization of unearned compensation restricted stock	—	—		2,527	2,527

BALANCE, December 31, 2006	$168,469	$49,875		$(6,330)	$212,274

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$18,248	$10,634	$11,114
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation, depletion and amortization	31,129	21,374	15,464
Fair value loss (gain) of derivative financial instruments	(9,257)	3,610	(400)
Provision for allowance for doubtful accounts	1,386	(72)	325
Accretion of discounts on asset retirement obligations and debt	496	358	177
Loss on extinguishment of debt	294	3,365	—
Stock based compensation	2,930	2,453	1,064
Equity in loss of Pinnacle Gas Resources, Inc.	(35)	2,542	1,399
Deferred income taxes	9,829	7,236	6,818
Other	1,237	869	296
Changes in assets and liabilities - Accounts receivable	(990)	(12,087)	(4,094)
Other assets	2,037	(954)	(1,470)
Accounts payable	5,560	(1,890)	(689)
Accrued liabilities	2,573	1,401	2,497

Net cash provided by operating activities	65,437	38,839	32,501

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(201,773)	(135,156)	(83,891)
Change in capital expenditure accrual	7,791	12,274	4,955
Proceeds from the sale of oil and natural gas properties	38,319	9,037	—
Advances to operators	(517)	(1,435)	263
Advances for joint operations	(4,786)	4,078	(1,621)
Other	(610)	(215)	—

Net cash used in investing activities	(161,576)	(111,417)	(80,294)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issuances:
Private placements, net of offering costs	33,525	17,013	23,299
Warrants exercised	—	1,000	—
Stock option exercises	602	1,379	1,856
Net proceeds from debt issuance and borrowings	80,000	183,624	40,200
Debt repayments	(40,536)	(101,021)	(13,737)
Deferred loan costs and other	(769)	(6,360)	(1,479)

Net cash provided by financing activities	72,822	95,635	50,139

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(23,317)	23,057	2,346
CASH AND CASH EQUIVALENTS, beginning of year	28,725	5,668	3,322

CASH AND CASH EQUIVALENTS, end of year	$5,408	$28,725	$5,668

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest (net of amounts capitalized)	$7,211	$4,253	$697

Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS
     Carrizo Oil & Gas, Inc., a Texas corporation; together with its subsidiaries, affiliates and predecessors, (the “Company”) is an independent energy company formed in 1993 and is engaged in the exploration, development, exploitation and production of oil and natural gas. Its operations are focused along the onshore Gulf Coast of Texas and Louisiana, primarily the Frio, Wilcox and Vicksburg trends and in the Barnett Shale trend in North Texas. The Company, through CCBM, Inc. (a wholly-owned subsidiary) (“CCBM”), acquired interests in certain oil and natural gas leases in Wyoming and Montana in areas prospective for coalbed methane. During 2003, the Company obtained offshore licensees to explore in the U.K. North Sea and acquired interests in the Barnett Shale trend located in Tarrant and Parker counties in North Texas. During 2005 the Company acquired acreage in shale plays in West Texas/New Mexico, Mississippi/Alabama, Kentucky and Arkansas.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
     The consolidated financial statement are presented in accordance with U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany transactions and balances. The financial statements reflect necessary adjustments, all of which were of a recurring nature and are in the opinion of management necessary for a fair presentation.
Investment in Unconsolidated Subsidiary
     Prior to April 2006, the Company’s investment in Pinnacle Gas Resources, Inc. (“Pinnacle”) was recorded using the equity method of accounting and was adjusted for the Company’s equity in the subsidiary’s profit or loss. In April 2006, the Company changed its accounting for Pinnacle to the cost method of accounting and adjusts the carrying amount of its investment for contributions to and distributions from the subsidiary.
     The Company records any loss in fair value of the investment other than a temporary decline.
Reclassifications
     Certain reclassifications have been made to prior periods’ financial statements to conform to the current presentation. These reclassifications had no effect on total assets, shareholders’ equity or net income.
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
     Significant estimates include volumes of oil and natural gas reserves used in calculating depletion of proved oil and natural gas properties, future net revenues and abandonment obligations, impairment of undeveloped properties, future income taxes and related assets/liabilities, the collectability of outstanding accounts receivable, fair values of derivatives, stock- based compensation expense, contingencies and the results of current and future litigation. Oil and natural gas reserve estimates, which are the basis for unit-of-production depletion and the ceiling test, have numerous inherent uncertainties. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation and judgment. Subsequent drilling results, testing and production may justify revision of such estimates. Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered. In addition, reserve estimates are vulnerable to changes in wellhead prices of crude oil and natural gas. Such prices have been volatile in the past and can be expected to be volatile in the future.
     The significant estimates are based on current assumptions that may be materially effected by changes to future economic conditions such as the market prices received for sales of volumes of oil and natural gas, interest rates, the market value of the Company’s common stock and corresponding volatility and the Company’s ability to generate future taxable income. Future changes in these assumptions may affect these significant estimates materially in the near term.
Oil and Natural Gas Properties
     Investments in oil and natural gas properties are accounted for using the full-cost method of accounting. All costs directly associated with the acquisition, exploration and development of oil and natural gas properties are capitalized. Such costs include lease acquisitions, seismic surveys, and drilling and completion equipment. The Company proportionally consolidates its interests in oil and natural gas properties. The Company capitalized compensation costs for employees working directly on exploration activities of $3.5 million, $2.1 million and $1.7 million in 2006, 2005 and 2004, respectively. Maintenance and repairs are expensed as incurred.
     Depreciation, depletion and amortization (“DD&A”) and proved oil and natural gas properties are based on the unit-of-production method using estimates of proved reserve quantities. Investments in unproved properties are not subject to DD&A until proved reserves associated with the projects can be determined or until they are impaired. Unevaluated properties are evaluated periodically for impairment on a property-by-property basis. If the results of an assessment indicate that the properties have been impaired, the amount of such impairment is determined and added to the proved oil and natural gas property costs subject to DD&A. The depletable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rate per Mcfe for 2006, 2005, and 2004 was $2.61, $2.22 and $1.86, respectively.
     Dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.
     The net capitalized costs are limited to a “ceiling test” based on the estimated future net revenues from proved reserves, discounted at a 10% rate per annum, based on current economic and operating conditions (“full cost ceiling”). If net capitalized costs exceed this limit, the excess is charged to earnings through DD&A.
     Depreciation of other property and equipment is provided using the straight-line method based on estimated useful lives ranging from five to 10 years.
Oil and Natural Gas Reserve Estimates
     The process of estimating quantities of proved reserves is inherently uncertain, and the reserve data included in this document are estimates prepared by Ryder Scott Company, DeGolyer and MacNaughton (2005 and 2004), Fairchild & Wells, Inc. and LaRoche Petroleum Consultants (2006), independent petroleum engineers. Reserve engineering is a subjective process of estimating underground accumulations of hydrocarbons that cannot be measured in an exact manner. The process relies on interpretation of available geologic, geophysical, engineering and production data. The extent, quality and reliability of this data can vary. The process also requires certain economic assumptions regarding drilling and operating expense, capital expenditures, taxes and availability of funds. The SEC mandates some of these assumptions such as oil and natural gas prices and the present value discount rate.
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

Financing Costs
     Net long-term debt financing costs of $4.8 million and $5.9 million were capitalized and included in other assets as of December 31, 2006 and 2005, respectively, and are being amortized using the effective yield method over the term of the loans through July 2010 for the Second Lien Credit Facility and through May 2010 for the Senior Secured Revolving Credit Facility.
Supplemental Cash Flow Information
     The Statement of Cash Flows for the year ended December 31, 2006 does not include the acquisition of $55,000 of oil and gas properties in exchange for the Company’s common stock and the capitalization of stock-based compensation associated with the adoption of SFAS 123(R) of $1.7 million, net of tax. The Statement of Cash Flows for the year ended December 31, 2005 does not include interest paid-in-kind of $1.3 million, the net exercise of 80,000 warrants for common stock and the acquisition of $2.0 million of oil and gas properties in exchange for the Company’s common stock. The Statement of Cash Flows for the year ended December 31, 2004 does not include the net exercise of $0.7 million of warrants and the conversion of $7.5 million of preferred stock into common stock and the $0.3 million relinquishment of interests in certain leases to RMG in lieu of principal payments on a note payable.
Financial Instruments
     The Company’s financial instruments consist of cash, receivables, payables and long-term debt. The carrying amount of cash, receivables and payables approximates fair value because of the short-term nature of these items. The carrying amounts of long-term debt approximate fair value as these borrowings bear interest at variable interest rates.
Stock-Based Compensation
     In June of 1997, the Company established the Incentive Plan of Carrizo Oil & Gas, Inc. (the “Incentive Plan”), which authorizes the granting of stock options and stock awards to directors, employees and independent contractors. The Company recognized the following stock-based compensation expenses for the years ended December 31:

	2006	2005	2004
	(In millions)
Stock Option	$0.5	$2.1	$1.1
Restricted Stock	2.4	0.4	—

Total Stock-Based Compensation	$2.9	$2.5	$1.1

     Stock Options Prior to January 1, 2006, the Company accounted for stock-based compensation utilizing the intrinsic value method as permitted under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” APB Opinion No. 25 recognized compensation expense only when the market price on the grant date exceeded the option exercise price. In February 2000, the Company repriced certain employee and director stock options and accounted for these repriced stock options in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44 “Accounting for Certain Transactions involving Stock-Based Compensation – An Interpretation of APB No. 25” (“FIN 44”) which prescribes the variable plan accounting treatment for repriced stock options. Under variable plan accounting, compensation expense is adjusted for increases or decreases in the fair market value of the Company’s common stock to the extent that the market value exceeds the exercise price of the option until the options are exercised, forfeited, or expire unexercised. Under these accounting guidelines, the Company recognized $2.1 million and $1.1 million of stock-based compensation expense for the years ended December 31, 2005 and 2004, respectively.
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
     The Company recognizes compensation expense for all unvested options outstanding as of January 1, 2006, options issued after January 1, 2006, and those options that are subsequently modified, repurchased or cancelled. The compensation expense is based on the grant-date fair value of the options and expensed over the vesting period. The Company did not restate prior periods to reflect the impact of adopting the new standard. As part of the adoption of SFAS No. 123(R), the Company stopped recording stock-based compensation expense associated with the February 2000 repriced options mentioned above and the liability associated with the repriced options totaling $2.6 million ($1.7 million, net of tax) was reclassified to shareholders’ equity during the first quarter of 2006.
     The Company uses the Black-Scholes option pricing model to compute the fair value of stock options, which requires the Company to make the following assumptions:

•	The risk-free interest rate is based on the five-year Treasury bond at date of grant.

•	The dividend yield on the Company’s common stock is assumed to be zero since the Company does not pay dividends and has no current plans to do so in the future.

•	The market price volatility of the Company’s common stock is based on daily, historical prices for the last three years.

•	The term of the grants is based on the simplified method as described in Staff Accounting Bulletin No. 107.
     In addition, the Company estimates a forfeiture rate at the inception of the option grant based on historical data and adjusts this prospectively as new information regarding forfeitures becomes available.
     For the year ended December 31, 2006, the Company recognized $0.5 million in stock option compensation expense and has $0.4 million associated with nonvested awards that will be expensed in the future over a weighted-average period of 1.1 years.
     The table below summarizes stock option activity for the three years ended December 31, 2006:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Life	Value
	Shares	Prices	(In years)	(In millions)
For the Year Ended December 31, 2004
Outstanding, beginning of period	1,637,822	$3.63
Granted	131,668	8.01
Exercised	(436,858)	3.78
Forfeited	(7,331)	5.89

Outstanding, end of period	1,325,301	4.09

Exercisable, end of period	1,009,243	3.49

For the Year Ended December 31, 2005
Outstanding, beginning of period	1,325,301	4.09
Granted	128,834	15.58
Exercised	(381,098)	3.82
Forfeited	(47,833)	5.10

Outstanding, end of period	1,025,204	5.53

Exercisable, end of period	754,347	3.67

For the Year Ended December 31, 2006
Outstanding, beginning of period	1,025,204	5.53
Granted	—	—
Exercised	(101,800)	5.91
Forfeited	(32,335)	12.63

Outstanding, end of period	891,069	5.25	5.1	$23.9

Exercisable, end of period	834,799	$4.65	4.9	$20.5

     The total intrinsic value (current market price less the option strike price) of options exercised during the year ended December 31, 2006 was $2.5 million and the Company received $0.6 million in cash in connection with these exercises.
     The following table sets forth pro forma information for years ended December 31, 2005 and 2004 as if stock-based compensation cost had been consistent with the requirements of the SFAS No. 123, “Accounting for Stock-based Compensation”:

	For the Year
	Ended December 31,
	2005	2004
	(In thousands except
	per share amounts)
Net income available to common shareholders, as reported	$10,634	$10,764

Add: Stock-based employee compensation expense recognized, net of tax	1,595	691
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net tax	(555)	(578)

Pro forma net income available to common shareholders	$11,674	$10,877

Net income per common share, as reported:
Basic	$0.45	$0.54
Diluted	0.44	0.49

Pro forma net income per common share, as if the fair value method had been applied to all awards:
Basic	$0.50	$0.54
Diluted	0.48	0.50
During 2005 and 2004 the Company granted options with a weighted average grant-date fair value of $5.88 and $3.58 per option, respectively, based on the following assumptions:

	2005	2004
Risk-free interest rate	4.3%	4.3%
Dividend yield	—	—
Volatility	46%	43%
Term (in years)	10	10
Restricted Stock. The Company grants shares of restricted stock and records deferred compensation based on the closing price of the Company’s stock on the grant date. The deferred compensation is amortized to stock-based compensation expense ratably over the vesting period of the restricted shares (generally one to three years). The unamortized deferred compensation obligation amounted to $6.3 million as of December 31, 2006. The Company recorded compensation expense related to restricted stock of approximately $2.4 million and $0.4 million for the years ended December 31, 2006 and 2005, respectively. The table below summarizes restricted stock activity for the years ended December 31, 2006 and 2005:

		Weighted-
		Average
	Shares	Price
Unvested restricted stock at December 31, 2004	—	$—
Granted	95,325	15.81
Vested	—	—
Forfeited	(7,740)	13.93

Unvested restricted stock at December 31, 2005	87,585	15.98
Granted	303,968	27.42
Vested	(38,812)	17.35
Forfeited	(26,532)	23.31

Unvested restricted stock at December 31, 2006	326,209	$25.87

Taxes. Upon settlement of stock awards, the Company recognizes any difference between book compensation expense and tax compensation expense as a tax windfall or shortfall. The difference is charged to equity in the case of windfall. In the case of shortfalls, the difference is charged to equity to the extent of previously recognized windfall tax benefits and any remaining is recognized as additional income tax expense. When the settlement of an award results in a net operating loss (NOL), or increases an NOL carryforward SFAS 123(R) prescribes that no windfall should be recognized until the deduction reduces income tax payable. At December 31, 2006, the Company had an NOL. The Company has postponed the recognition of approximately $0.9 million in windfall tax benefits associated with its stock-based compensation.
Derivative Instruments
     The Company uses derivatives to manage price risk underlying its oil and gas production. The Company also uses derivatives to manage the variable interest rate on its Second Lien Credit Facility.
     Upon entering into a derivative contract, the Company either designates the derivative instrument as a hedge of the variability of cash flow to be received (cash flow hedge) or the derivative must be accounted for as a non-designated derivative. All of the Company’s derivative instruments during the years ended December 31, 2006, 2005 and 2004 were treated as non-designated derivatives and the unrealized gain/(loss) related to the mark-to-market valuation was included in the Company’s earnings.
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
Income Taxes
     Under SFAS No. 109 “Accounting for Income Taxes,” deferred income taxes are recognized at each reporting period for the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts based on tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. We routinely assess the realizability of our deferred tax assets. We consider future taxable income in making such assessments. If we conclude that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, it is reduced by a valuation allowance. However, despite our attempt to make an accurate estimate, the ultimate utilization of our deferred tax assets is highly dependent upon our actual production and the realization of taxable income in future periods.
Concentration of Credit Risk
     Substantially all of the Company’s accounts receivable result from oil and natural gas sales, joint interest billings to third parties in the oil and natural gas industry or drilling and completion advances to third-party operators for development costs of in-progress wells. This concentration of customers and joint interest owners may impact the Company’s overall credit risk in that these entities may be similarly affected by changes in economic and other industry conditions. The Company does not require collateral from its customers. The Company generally has the right to offset revenue against related billings to joint interest owners. Derivative contracts subject the Company to a concentration of credit risk. The Company transacts the majority of its derivative contracts with two counterparties. The Company maintains its cash with major U.S. banks. From time to time, cash amounts may exceed the FDIC insured limit of $100,000. The terms of these deposits are on demand to minimize risk. Historically, the Company has not incurred losses related to these deposits.
Allowance for Doubtful Accounts
     The Company establishes provisions for losses on accounts receivable when it determines that it will not collect all or a part of the outstanding balance. The Company reviews collectability quarterly and adjusts the allowance as necessary using the specific identification method.
     During the fourth quarter of 2006, Reichmann Petroleum filed for bankruptcy. At the time, the Company had outstanding receivable balances of approximately $1.5 million for October 2006 production and advances to Reichmann for the drilling of wells in which Reichmann was the operator. The Company expects to recover approximately five percent of the receivable balance due at the time of bankruptcy. Accordingly, the Company increased the allowance by approximately $1.5 million during the fourth quarter of 2006.
Major Customers
     The Company sold oil and natural gas production representing more than 10% of its oil and natural gas revenues as follows:

	For the Year Ended December 31,
	2006	2005	2004
WMJ Investments Corp.	—	—	12%
Cokinos Natural Gas Company	—	—	17%
Reichmann Petroleum	10%	11%	—
Texon L.P.	—	—	13%
Chevron/Texaco	11%	12%	—
Earnings Per Share
Supplemental earnings per share information is provided below:

	For the Year Ended
	December 31,
	2006	2005	2004
	(In thousands except share and
	per share amounts)
Net income available to common shareholders	$18,248	$10,634	$10,764

Basic weighted average common shares outstanding	24,826,673	23,491,976	19,958,452
Restricted stock, stock options and warrants	737,829	869,477	1,859,613

Diluted weighted average shares outstanding	25,564,502	24,361,453	21,818,065

Earnings per share
Basic	$0.74	$0.45	$0.54
Diluted	$0.71	$0.44	$0.49
     Basic earnings per common share is based on the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per common share is based on the weighted average number of common shares and all dilutive potential common shares outstanding during the periods. The Company had outstanding 2,500, 2,500 and 30,000 stock options at December 31, 2006, 2005 and 2004, respectively, that were antidilutive.
Contingencies
     Liabilities and other contingencies are recognized upon determination of an exposure, which when analyzed indicates that it is both probable that an asset has been impaired or that a liability has been incurred and that the amount of such loss is reasonably estimable.
Asset Retirement Obligation
     In June 2001, the FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations.” SFAS No. 143 requires that an asset retirement obligation (ARO) associated with the retirement of a tangible long-lived asset be recognized as a liability in the period in which a legal obligation is incurred and becomes determinable, with an offsetting increase in the carrying amount of the associated asset. The ARO is recorded at fair value, excluding salvage values, and accretion expense will be recognized over time as the discounted liability is accreted to its expected settlement value. The fair value of the ARO is measured using expected future cash outflows discounted at the company’s credit-adjusted risk-free interest rate. The cost of the tangible asset, including the initially recognized ARO, is depleted such that the cost of the ARO is recognized over the useful life of the asset.
     In accordance with the provisions of SFAS No. 143, the Company records an abandonment liability associated with its oil and natural gas wells when those assets are placed in service. Under SFAS No. 143, depletion expense is reduced since a discounted ARO is depleted in the property balance rather than the undiscounted value previously depleted under the old rules. The lower depletion expense under SFAS No. 143 is offset, however, by accretion expense, which is recognized over time as the discounted liability is accreted to its expected settlement value.
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

     The following table is a reconciliation of the asset retirement obligation liability for the years ended December 31:

	2006	2005
	(In thousands)
Asset retirement obligation at beginning of year	$3,235	$1,407
Liabilities incurred	1,194	593
Liabilities settled	(406)	(62)
Accretion expense	496	70
Revisions to previous estimates	(894)	1,227

Asset retirement obligation at end of year	$3,625	$3,235

Recently Issued Accounting Pronouncements
     In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions taken or expected to be taken in a tax return, including issues relating to financial statement recognition and measurement. FIN 48 provides that the tax effects from an uncertain tax position can be recognized in the financial statements only if the position is “more-likely-than-not” of being sustained if the position were to be challenged by a taxing authority. The assessment of the tax position is based solely on the technical merits of the position, without regard to the likelihood that the tax position may be challenged. If an uncertain tax position meets the “more-likely-than-not” threshold, the largest amount of tax benefit that is greater than 50 percent likely of being recognized upon ultimate settlement with the taxing authority, is recorded. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently assessing whether we will early adopt SFAS No. 157 as of the first quarter of fiscal 2007 as permitted, and are currently evaluating the impact adoption may have on our consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.” This Statement amends Statement 87, FASB Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits,” Statement 106, and FASB Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits,” and other related accounting literature. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. This statement also requires employers to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Employers with publicly traded equity securities are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. We currently have no defined benefit or other post retirement plans subject to this standard.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 applies to all entities and is effective for fiscal years beginning after November 15, 2007. The Company is currently determining the impact, if any, that SFAS No. 159 will have on its financial statements.
Recently Adopted Accounting Pronouncements
     On December 16, 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123(R)”). SFAS No. 123(R) requires companies to measure all employee stock-based compensation awards using a fair value method and record such expense in their consolidated financial statements. In addition, the adoption of SFAS No. 123(R) requires additional accounting and disclosure related to the income tax and cash flow effects resulting from share-based payment arrangements. SFAS No. 123(R) was effective beginning as of the first annual reporting period after June 15, 2005. We adopted the provisions of SFAS No. 123(R) during the first quarter of 2006 using the modified prospective method for transition and recognized approximately $0.5 million in stock-based compensation expense for the year ended December 31, 2006.

3. INVESTMENT IN PINNACLE GAS RESOURCES, INC.
The Pinnacle Transaction
     On June 23, 2003, pursuant to a Subscription and Contribution Agreement by and among the Company and its wholly-owned subsidiary, CCBM, Inc., Rocky Mountain Gas, Inc. (“RMG”) and the Credit Suisse First Boston Private Equity entities, named therein (the “CSFB Parties”), CCBM and RMG contributed their respective interests, having a estimated fair value of approximately $7.5 million each, in (1) leases in the Clearmont, Kirby, Arvada and Bobcat project areas and (2) oil and natural gas reserves in the Bobcat project area to a newly formed entity, Pinnacle Gas Resources, Inc., a Delaware corporation. In exchange for the contribution of these assets, CCBM and RMG each received 37.5% of the common stock of Pinnacle (“Pinnacle Common Stock”) as of the closing date and options to purchase Pinnacle Common Stock (“Pinnacle Stock Options”). RMG subsequently transferred its interest in Pinnacle to U.S. Energy Corp. CCBM no longer has a drilling obligation in connection with the oil and natural gas leases contributed to Pinnacle.
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
     Immediately following the contribution and funding, Pinnacle used approximately $6.2 million of the proceeds from the funding to acquire an approximate 50% working interest in existing leases and acreage prospective for coalbed methane development in the Powder River Basin of Wyoming from Gastar Exploration, Ltd. Pinnacle also agreed to fund up to $14.9 million of future drilling and development costs on these properties on behalf of Gastar prior to December 31, 2005. The drilling and development work was done under the terms of an earn-in joint venture agreement between Pinnacle and Gastar. The majority of these leases are part of, or adjacent to, the Bobcat project area. All of CCBM and RMG’s interests in the Bobcat project area, the only producing coalbed methane property owned by CCBM prior to the transaction, were contributed to Pinnacle.
     CCBM continues its coalbed methane business activities and, in addition to its interest in Pinnacle, owns direct interests in acreage in coalbed methane properties in the Castle Rock project area in Montana and the Oyster Ridge project area in Wyoming, which were not contributed to Pinnacle. CCBM will continue to conduct exploration and development activities on these properties as well as pursue other potential acquisitions. Other than indirectly through Pinnacle, CCBM currently has no proved reserves of, and is no longer receiving revenue from, coalbed methane gas.
     In March 2004, the CSFB Parties contributed additional funds of $11.8 million into Pinnacle to continue funding the 2004 development program. In 2005, the CSFB Parties contributed $15.0 million to Pinnacle to finance an acquisition of additional undeveloped acreage. CCBM and U.S. Energy elected not to participate in either of these equity contributions. In November 2005, the CSFB Parties and a former Pinnacle employee received 30,000 and 2,000 shares of Pinnacle common stock, respectively, after exercising certain warrants and options.
     In April 2006, prior to and in connection with a private placement by Pinnacle of 7,400,000 shares of its common stock, Pinnacle issued 25 new shares of its common stock to each of its stockholders in exchange for each existing share in a stock split; Pinnacle redeemed the preferred stock held by the CSFB Parties at 110% of par value; the CSFB Parties exercised all of their warrants on a “cashless” net exercise basis; and CCBM and U.S. Energy exercised their respective options on a “cashless” net exercise basis. On April 11, 2006, after the stock split, the redemption of the preferred stock, the warrant and option exercises and the private placement, CCBM owned 2,459,102 shares of Pinnacle’s common stock, and its ownership of Pinnacle was 9.5% on a fully diluted basis. On such date, U.S. Energy and the CSFB Parties owned 2,459,102 and 7,306,782 shares of Pinnacle’s common stock, respectively, and their ownership of Pinnacle was 9.5% and 28.3% on a fully diluted basis, respectively. On September 22, 2006, U.S. Energy sold all of its 2,459,102 shares of Pinnacle’s common stock to the CSFB Parties. At December 31, 2006, CCBM owned 2,459,102 shares of Pinnacle’s common stock, and its ownership of Pinnacle was 9.5% on a fully diluted basis.
     Prior to the April 2006 Pinnacle private placement, the Company accounted for its interest in Pinnacle using the equity method. Beginning in the second quarter of 2006, the Company used the cost method to account for the Pinnacle investment.
     For accounting purposes, the Pinnacle contribution in 2003 was treated as a reclassification of a portion of CCBM’s investments in the contributed properties. The property contribution made by CCBM to Pinnacle is intended to be treated as a tax-deferred exchange as constituted by property transfers under section 351(a) of the Internal Revenue Code of 1986, as amended.
     The reclassification of investments in contributed properties resulting from the transaction with Pinnacle are reflected in accordance with the full cost method of accounting in the Company’s balance sheets at December 31, 2006 and 2005.

4. PROPERTY AND EQUIPMENT
     At December 31, 2006 and 2005, property and equipment consisted of the following:

	December 31,
	2006	2005
	(In thousands)
Proved oil and natural gas properties	$482,715	$345,081
Unproved oil and natural gas properties	95,136	71,581
Other equipment	2,106	891

Total property and equipment	579,957	417,553
Accumulated depreciation, depletion and amortization	(134,510)	(103,479)

Property and equipment, net	$445,447	$314,074

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
5. INCOME TAXES
     All of the Company’s income is derived from domestic activities. Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35% to pretax income as follows:

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)
Provision at the statutory tax rate	$9,968	$6,347	$6,343
Preferred dividend on Pinnacle	141	626	405
Increase (decrease) in valuation allowance for equity in (income) loss of Pinnacle	(153)	264	70
State taxes	277	263	191

Income tax expense	$10,233	$7,500	$7,009

     Deferred income tax provisions result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. At December 31, 2006 and 2005, the tax effects of these temporary differences resulted principally from the following:

	December 31,
	2006	2005
	(In thousands)
Deferred income tax assets:
Net operating loss carryforward	$13,361	$7,551
Stock based compensation	868	913
Fair value derivative instruments	—	1,350
Equity in income (loss) of Pinnacle	385	538
Valuation allowance	(385)	(538)

	14,229	9,814

Deferred income tax liabilities:
Oil and gas acquisition, exploration and development costs deducted for tax purposes in excess of financial statement DD&A	35,733	25,848
Capitalized interest	11,234	7,742
Fair value derivative instruments	2,008	227

	48,975	33,817

Net deferred income tax liability	$34,746	$24,003

     At December 31, 2006 and 2005, the net deferred income tax liability is classified as follows:

	December 31,
	2006	2005
	(In thousands)
Other current assets	$—	$(547)
Current deferred income tax liability	2,008	—
Deferred income tax liability	32,738	24,550

Deferred income tax liability, net	$34,746	$24,003

     The realization of deferred tax assets is dependent on the Company’s ability to generate taxable earnings in the future. The Company believes it will generate taxable income in the NOL carryforward period. As such management believes that it is more likely than not that its deferred tax assets other than the deferred tax asset attributable to Pinnacle will be fully realized. A full valuation allowance has been established for the equity in loss of Pinnacle’s tax asset as the realization of the deferred tax asset is dependent on generating sufficient taxable income in Pinnacle in future periods. It is more unlikely than not that Pinnacle will not realize the tax benefit. The Company has a net operating loss carryforward totaling approximately $38.2 million, which begins expiring in 2009 through 2026.
6. LONG-TERM DEBT
     At December 31, 2006 and 2005, long-term debt consisted of the following:

	December 31,
	2006	2005
	(In thousands)
Second Lien Credit Facility	$147,750	$149,250
Senior Secured Revolving Credit Facility	41,000	—
Capital lease obligations	—	27
Other	8	17

	188,758	149,294

Less: current maturities	(1,508)	(1,535)

	$187,250	$147,759

First Lien Credit Facility

     On September 30, 2004, the Company entered into a Second Amended and Restated Credit Agreement with Hibernia National Bank and Union Bank of California, N.A. (the “First Lien Credit Facility”), which was to mature on September 30, 2007. The First Lien Credit Facility provided for (1) a revolving line of credit of up to the lesser of the Facility A Borrowing Base and $75.0 million and (2) a term loan facility of up to the lesser of the Facility B Borrowing Base and $25.0 million (subject to the limit of the borrowing base, which was $22.5 million as of March 31, 2006). It was secured by substantially all of the Company’s assets and was guaranteed by the Company’s subsidiary, CCBM, Inc. On May 25, 2006, the Company terminated the First Lien Credit Facility upon entering into the Senior Credit Facility (discussed below).
Second Lien Credit Facility
     On July 21, 2005, the Company entered into a Second Lien Credit Agreement with Credit Suisse, as administrative agent and collateral agent (the “Agent”) and the lenders party thereto (the “Second Lien Credit Facility”) that matures on July 21, 2010. The Second Lien Credit Facility provides for a term loan facility in an aggregate principal amount of $150.0 million. It is secured by substantially all of the Company’s assets and is guaranteed by the Company’s subsidiaries. The liens securing the Second Lien Credit Facility were second in priority to the liens securing the First Lien Credit Facility prior to its termination in May 2006, as discussed above, and are second in priority to the liens securing the Senior Credit Facility (discussed below).
     On December 20, 2006, the Company, entered into an amendment, effective as of December 19, 2006, to the Second Lien Credit Facility (the “December 2006 Amendment”). The amendment increased the principal amount available for borrowings under the Second Lien Credit Facility from $150 million to $225 million. The amendment also included the following, without limitation: (1) a reduction in the interest rate on each Eurodollar loan such that it is the adjusted LIBO rate plus a margin of 4.75%; (2) a reduction in the interest rate on each base rate loan such that it is (i) the greater of the Agent’s prime rate and the federal funds effective rate plus 0.5%, plus (ii) a margin of 3.75%; (3) an adjustment to the minimum quarterly interest coverage ratio such that it is 2.75 to 1.0 through and including December 31, 2007 and 3.0 to 1.0 thereafter; (4) an adjustment to the minimum quarterly proved reserve coverage ratio such that it is 1.5 to 1.0 through December 31, 2007 and 2.0 to 1.0 thereafter; and (5) a maximum total net recourse debt to EBITDA ratio of not more than 3.75 to 1.0 through December 31, 2007 and 3.25 to 1.0 thereafter.
     The interest rate on each base rate loan will be the greater of the Agent’s prime rate and the federal funds effective rate plus 0.5%, plus a margin of 3.75%. The interest on each Eurodollar loan will be the adjusted LIBO rate plus a margin of 4.75%. Interest on Eurodollar loans is payable on either the last day of each period or every three months whichever is earlier. Interest on the Company’s outstanding borrowings under the Second Lien Credit Facility is payable quarterly. On December 31, 2006, the interest rate was approximately 10.11%, excluding the impact of interest rate swaps.
     The Company is subject to certain covenants under the amended terms of the Second Lien Credit Facility. These covenants include, but are not limited to, the maintenance of the following financial covenants: (1) a minimum current ratio of 1.0 to 1.0 including availability under the borrowing base under the Senior Credit Facility; (2) a minimum quarterly interest coverage ratio of 2.75 to 1.0 through December 31, 2007 and 3.0 to 1.0 thereafter; (3) a minimum quarterly proved reserve coverage ratio of 1.5 to 1.0 through December 31, 2007 and 2.0 to 1.0 thereafter; and (4) a maximum total net recourse debt to EBITDA (as defined in the Second Lien Credit Facility) ratio of not more than 3.75 to 1.0 through December 31, 2007 and 3.25 to 1.0 thereafter.
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
     As of December 31, 2006, the Company had $147.8 million of borrowings outstanding under the Second Lien Credit Facility. Maturities of long-term debt are $1.5 million in each of the years 2007 through 2009 and the balance of $184.3 million is due in 2010. In January 2007, the Company drew the additional $75.0 million in borrowings and received net proceeds of $72.1 million related to the December 2006 Amendment.
Senior Secured Revolving Credit Facility
     On May 25, 2006, the Company entered into a Senior Secured Revolving Credit Facility (“Senior Credit Facility”) with JPMorgan Chase Bank, National Association, as administrative agent that matures on May 25, 2010. The Senior Credit Facility provides for a revolving credit facility up to the lesser of the borrowing base and $200.0 million. It is secured by substantially all of our assets and is guaranteed by our subsidiaries. The liens securing the Senior Credit Facility are first in priority to the liens securing the Second Lien Credit Facility.
     As of December 31, 2006, the Company had $41.0 million of borrowings outstanding on a borrowing base availability of $65.0 million.
     On December 20, 2006, the Company amended its Senior Credit Facility (the “Senior Credit Amendment”) in connection with the aforementioned December 2006 Amendment. On January 3, 2007, the Company drew the $75.0 million of additional borrowings from its Second Lien Credit Facility, using a portion of the net proceeds to repay the $41.0 million of outstanding borrowings under the Senior Credit Facility.
     Following the repayment of the outstanding borrowings on January 3, 2007, the amended and undrawn borrowing base was $54.25 million, with a conforming borrowing base of $46.75 million and subject to monthly reductions of $1.69 million commencing May 1, 2007 and continuing on the first day of each month thereafter until the borrowing base is redetermined. We may request one unscheduled borrowing base determination subsequent to each scheduled determination, and the lenders may request unscheduled determinations at any time. In the event the outstanding principal balance of indebtedness under the Second Lien Credit Facility exceeds $225.0 million, the borrowing base under the Senior Credit Facility will be reduced $1.00 for every $4.00 of such additional indebtedness under the Second Lien Credit Facility.
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
     The annual interest rate on each base rate borrowing will be (1) the greatest of the Agent’s Prime Rate, the Base CD Rate plus 1.0% and the Federal Funds Effective Rate plus 0.5%, plus (2) a margin between 0.25% and 1.75% (depending on the current level of borrowing base usage). The interest rate on each Eurodollar Loan will be the adjusted LIBO rate plus a margin between 1.5% to 3.0% (depending on the current level of borrowing base usage).
     The Company is subject to certain covenants under the amended terms of the Senior Credit Facility which include, but are not limited to, the maintenance of the following financial ratios: (1) a minimum current ratio of 1.0 to 1.0; and (2) a maximum total net debt to Consolidated EBITDAX (as defined in the Senior Credit Facility) of 3.75 to 1.0 for the fiscal quarters through and including December 31, 2007, 3.25 to 1.0 for the fiscal quarter March 31, 2008 and thereafter. The Senior Credit Facility also places restrictions on indebtedness, dividends to shareholders, liens, investments, mergers, acquisitions, asset dispositions, repurchase or redemption of the Company’s common stock, speculative commodity transactions, transactions with affiliates and other matters.
     The Senior Credit Facility is subject to customary events of default, the occurrence and continuation of which could result in the acceleration of amounts due under the facility by the agent or the lenders.
     At December 31, 2006, the Company was in compliance with all of its debt covenants.
     At December 31, 2006, one letter of credit totaling $500,000 was outstanding.
7. CONVERTIBLE PARTICIPATING PREFERRED STOCK
     In February 2002, the Company consummated the sale of 60,000 shares of Convertible Participating Series B Preferred Stock (the “Series B Preferred Stock”) and warrants to purchase 252,632 shares of common stock for an aggregate purchase price of $6.0 million. The Company sold 40,000 and 20,000 shares of Series B Preferred Stock and 168,422 and 84,210 warrants to Mellon Ventures, Inc. and Steven A. Webster, respectively. The Series B Preferred Stock was convertible into common stock by the investors at a conversion price of $5.70 per share, subject to adjustments, and was initially convertible into 1,052,632 shares of common stock. The warrants had a five-year term and entitled the holders to purchase up to 252,632 shares of Carrizo’s common stock at a price of $5.94 per share, subject to adjustments, and were exercisable at any time after issuance. The warrants were exercisable on a cashless exercise basis. Dividends on the Series B Preferred Stock were payable in either cash at a rate of 8% per annum or, at the Company’s option, by payment in kind of additional shares of the same series of preferred stock at a rate of 10% per annum. At December 31, 2003 and through the conversion dates specified below, the outstanding balance of the Series B Preferred Stock was increased by $1.2 million (11,987 shares) and $1.5 million (15,133 shares), respectively, for dividends paid in kind. The Series B Preferred Stock was redeemable at varying prices in whole or in part at the holders’ option after three years or at the Company’s option at any time. The Series B Preferred Stock also participated in any dividends declared on the common stock. Mellon Ventures, Inc. converted all of its Series B Preferred Stock (approximately 49,938 shares) into 876,099 shares of common stock on May 25, 2004. Steven A. Webster converted all of his Series B Preferred Stock (approximately 25,195 shares)

into 442,026 shares of common stock on June 30, 2004. As a result, no shares of Series B Preferred Stock were outstanding at December 31, 2005. The total value of the Series B Preferred Stock upon conversion was $7.5 million and was reclassified to stockholders’ equity following the conversion.
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
     Effective December 2004, the Company relocated its offices and entered into a new long-term operating lease agreement that expires December 2011. Under the terms of the lease agreement, the Company received a rent abatement equal to six months of lease payments and a build out allowance that is being amortized to expense over the term of the lease. Rent expense for the years ended December 31, 2006, 2005 and 2004 was $0.6 million, $0.5 million and $0.2 million, respectively.
     Minimum rentals, drilling obligations and scheduled seismic data purchases for each of the five years subsequent to December 31, 2006 are as follows (in thousands):

Amount
2007	$13,587
2008	980
2009	999
2010	1,102
2011	1,102
Thereafter	—

$17,770

     In addition to the contractual obligations presented above, the Company is also party to a firm well commitment agreement in the North Sea to drill one well within the next four years. The Company expects to incur between $4.0 million and $6.0 million to drill the well between 2007 and 2010.
9. SHAREHOLDERS’ EQUITY
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
     In June 2005, the Company sold 1.2 million shares of the Company’s common stock to institutional investors (the “Investors”) at a price of $15.25 per share in a private placement. The number of shares sold was approximately 5% of the fully diluted shares outstanding before the offering. The net proceeds, after deducting placement agents’ fees but before paying offering expenses, were approximately $17.2 million. The Company used the proceeds from the private placement to fund a portion of its capital expenditure program for 2005, including the drilling programs in the Barnett Shale and onshore Gulf Coast areas.
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
     In June 1997, the Company established the Incentive Plan of Carrizo Oil & Gas, Inc. (the “Incentive Plan”), which authorizes the granting of stock options and stock awards to directors, employees and independent contractors. The Company may grant awards of up to 2,800,000 shares under the Incentive Plan and has granted options covering 2,051,667 shares through December 31, 2006, net of forfeitures. Through that date, 1,000,434 options had been exercised. During 2006, a total of 277,436 restricted stock awards (net of forfeitures) were granted which are subject to pro rata vesting over a one to three-year period. These awards had a grant date fair value totaling $8.4 million that were recorded as deferred compensation and which are being amortized as compensation expense over the respective vesting periods of the awards. The Company incurred $2.9 million, $2.5 million and $1.1 million related to stock-based compensation during the years ended December 31, 2006, 2005 and 2004, respectively.
     The Company issued 1,729,175, 2,089,973, and 7,570,109 shares of common stock during the years ended December 31, 2006, 2005 and 2004, respectively. The shares issued during the year ended December 31, 2006 consisted of 1,350,000 shares issued in the 2006 private placement, 2,000 shares issued in connection with the acquisition of certain oil and gas properties, 277,436 shares issued as restricted stock awards granted under the incentive plan and 101,800 shares issued through the exercise of options granted under the Incentive Plan. In addition, during 2006 the Company repurchased 2,061 shares related to tax withholding obligations associated with the vesting of restricted stock. The shares issued during the year ended December 31, 2005 consisted of 1,200,000 shares issued in the 2005 private placement, 127,068 shares issued in connection with the acquisition of certain oil and gas properties, 304,669 shares issued through the exercise of warrants, 87,585 shares issued as restricted stock awards granted under the Incentive Plan and 370,651 shares issued through the exercise of 381,098 options granted under the Incentive Plan. Of these options exercised in 2005, 34,169 were exercised on a cashless basis resulting in 23,722 shares being issued. The shares issued during the year ended December 31, 2004 consisted of 3,655,500 shares issued through the 2004 public offering, 2,159,627 shares issued through the exercise of warrants, 1,318,124 shares issued through the conversion of Series B Preferred Stock and 436,858 shares issued through the exercise of options granted under the Company’s Incentive Plan.
10. RELATED-PARTY TRANSACTIONS
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
     Since May 2006, the Company has acquired certain oil and gas leases through the aforementioned lease option arrangement with Mr. Webster. The acquisitions were made pursuant to a land option agreement between Mr. Webster and the Company dated January 25, 2006. The terms and conditions of this leasing arrangement with Mr. Webster are consistent with leasing arrangements the Company has entered into with the other third parties. Under the option agreement, Mr. Webster agreed to acquire oil and gas leases in areas where the Company is actively leasing or that it deems prospective. On or before the 90th day from the date that Mr. Webster acquires any lease in these areas, the Company has the option to acquire these leases from Mr. Webster for 110% of Mr. Webster’s purchase price or, on the 90th day, pay a non-refundable 10% option extension fee to add a second 90-day option period. On or before the end of this second 90-day option period, the Company has the option to pay Mr. Webster 110% of his original purchase price to acquire the lease. If, at the end of the second option period, the Company has not exercised its purchase option, Mr. Webster will retain ownership of the oil and gas leases. In addition to the cash payments described above, the Company will assign a one-half of one percent of 8/8ths overriding royalty interest (proportionally reduced to the actual net interest in any given lease acquired) on any lease it acquires from Mr. Webster in the first 90-day option period and a one percent of 8/8ths overriding royalty interest (also proportionally reduced) on any lease acquired from Mr. Webster in the second 90-day option period. As of December 31, 2006, Mr. Webster has acquired oil and gas leases for approximately $4.2 million, the Company paid approximately $4.4 million for leases from Mr. Webster and the Company has made option extension payments of approximately $48,000 to Mr. Webster. There are currently no outstanding lease options under our arrangement with Mr. Webster. The Company may continue to use these arrangements as a strategic alternative.
     The Company’s Chairman of the Board, Mr. Steve Webster serves as member on the Board of Directors for Grey Wolf Drilling, Basic Energy Services, Inc., Brigham Exploration, Quantum Geophysical, Inc. and Goodrich Petroleum. The Company’s Chief Executive Officer, Mr. S.P. Johnson serves as member on the Board of Directors for Basic Energy Services, Inc. Due to these relationships, the Company has deemed these companies to be related parties. The Company incurred the following costs with these related parties:

	For the Year Ended
	December 31,
	2006	2005	2004
	(In millions)
Grey Wolf Drilling	$6.7	$—	$1.6
Basic Energy Services	0.5	0.4	0.4
Brigham Exploration	(0.6)[1]	0.2	—
Quantum Geophysical Inc.	0.2	1.5	1.2
Goodrich Petroleum	—	—	0.6

(1)	Includes $1.2 million of net revenues related to wells operated by Brigham Exploration and $0.6 million of net revenues related to wells operated by the Company, resulting in a net receivable balance.
     It is management’s opinion that the transactions with these entities were executed at prevailing market rates. At December 31, 2006 and 2005, the Company had an outstanding related-party net receivable balance of $0.2 million and a payable balance of $0.1 million, respectively.
     See Notes 3 and 7 for a discussion of the investment in Pinnacle and Series B Preferred Stock with parties that include members of the Company’s Board of Directors or their affiliates.
     Steven A. Webster, Chairman of the Board of the Company, is also Chairman of Avista Capital Holdings, L.P. and is therefore a related party to the Pinnacle transaction.
     In January 2006, the Company acquired certain oil and gas leases for approximately $1.1 million from Black Stone Acquisitions Partners I L.P., the general partner of which is Black Stone Minerals Company L.P. (“Black Stone Minerals”). Thomas L. Carter, Jr., a member of the Company’s board of directors, is the Chief Executive Officer and an owner of a significant interest in Black Stone Minerals. Black Stone Acquisition Partners also retains a royalty interest in the acquired leases, which are located in Mississippi. The terms and conditions of the lease agreement with Black Stone Acquisitions Partners I L.P. are generally consistent with the lease agreements that the Company has entered into with other third parties. Additionally, the Company operates three producing wells in which affiliates of Black Stone Minerals hold a royalty interest, acquired from an unrelated third party.
11. DERIVATIVE FINANCIAL INSTRUMENTS
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
     The Company accounts for its oil and natural gas derivatives and interest rate swap agreements as non-designated hedges. These derivatives are marked-to-market at each balance sheet date and the unrealized gains (losses) are reported in the net gain (loss) on derivatives in Other Income and Expenses in the Consolidated Statement of Operations. In addition, the company records the realized gains (losses) associated with the cash settlements of these derivative instruments in the net gain (loss) on derivatives in Other Income and Expense in the Consolidated Statement of Operations. For the years ended December 31, 2006, 2005 and 2004, the Company recorded the following related to its derivatives:

	For the Year
	Ended December 31,
	2006	2005	2004
	(In millions)
Realized gain (loss)
Natural gas and oil derivatives	$5.6	$(2.3)	$(1.0)
Interest rate swaps	1.0	—	—
Gain on interest rate swap sell down	0.6	—	—

	7.2	(2.3)	(1.0)

Unrealized gain (loss)
Natural gas and oil derivatives	9.9	(4.2)	0.4
Interest rate swaps	(0.6)	0.6	—

	9.3	(3.6)	0.4

Net Gain (Loss) on Derivatives	$16.5	$(5.9)	$(0.6)

At December 31, 2006 the Company had the following outstanding derivative positions:

	Swaps		Collars
		Average		Average	Average
Quarter	MMbtu	Fixed Price(1)	MMBtu	Floor Price(1)	Ceiling Price(1)
First Quarter 2007	1,257,000	$7.60	630,000	$7.95	$9.81
Second Quarter 2007	729,000	7.47	728,000	7.31	8.87
Third Quarter 2007	552,000	7.48	552,000	7.53	9.10
Fourth Quarter 2007	552,000	7.48	276,000	6.92	8.32
First Quarter 2008	273,000	7.94	546,000	7.32	8.95
Second Quarter 2008	273,000	7.94	364,000	7.35	9.10
Third Quarter 2008	276,000	7.94	368,000	7.35	9.10
Fourth Quarter 2008	276,000	7.94	368,000	7.35	9.10

(1)	Based on Houston Ship Channel spot prices.
     The fair value of the outstanding derivatives at December 31, 2006 and 2005 was an asset of $6.0 million and a liability of $3.4 million, respectively.
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
     During the third quarter of 2005, the Company entered into interest rate swap agreements with respect to amounts outstanding under the Second Lien Credit Facility. These arrangements were designed to manage the Company’s exposure to interest rate fluctuations during the period beginning January 1, 2006 through June 30, 2007 by effectively exchanging existing obligations to pay interest based on floating rates for obligations to pay interest based on fixed LIBO rates. In connection with the amendment to the Company’s Second Lien Credit Facility, the remaining open derivative positions on interest rate swaps were cash settled, resulting in a realized gain of $0.6 million on December 21, 2006. On January 5, 2007, the Company opened new derivative positions in the form of interest rate swaps on the entire outstanding principal of its Second Lien Credit Facility, covering the year ended December 31, 2007.
12. SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)
     The following disclosures provide unaudited information required by SFAS No. 69, “Disclosures About Oil and Gas Producing Activities.”
Costs Incurred
     Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below:

	For the Year Ended December 31,
	2006	2005	2004
	(In thousands)
Property acquisition costs
Unproved	$48,409	$49,089	$21,831
Proved	—	1,954	8,357
Exploration costs	104,473	50,303	39,181
Development costs	37,889	20,883	12,697
Asset retirement obligation	299	1,820	529

Total costs incurred*	$191,070	$124,049	$82,595

(1)	Excludes capitalized interest on unproved properties of $10.0 million, $5.8 million and $2.9 million for the years ended December 31, 2006, 2005 and 2004, respectively, and includes capitalized overhead of $3.5 million, $2.1 million and $1.7 million for the years ended December 31, 2006, 2005 and 2004, respectively. The table also includes non-cash asset retirement obligations of $0.3 million, $1.8 million and $0.5 million for the years ended December 31, 2006, 2005 and 2004, respectively.
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
     Proved oil and natural gas reserve quantities at December 31, 2006, 2005 and 2004, and the related discounted future net cash flows before income taxes are based on estimates prepared by Ryder Scott Company, DeGolyer and MacNaughton (2005 and 2004) and Fairchild & Wells, Inc., and LaRoche Petroleum Consultants (2006) independent petroleum engineers. Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission.
     The Company’s net ownership interests in estimated quantities of proved oil and natural gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below:

	Millions of Cubic Feet
	of Natural Gas
	at December 31,
	2006	2005	2004
Proved developed and undeveloped reserves -
Beginning of year	103,058	54,621	18,069
Purchase of oil and natural gas properties in place	—	4,634	13,390
Discoveries and extensions	91,090	57,513	32,002
Revisions	(11,026)	(5,102)	(2,378)
Sales of oil and gas properties in place	(6,148)	(402)	—
Production	(10,176)	(8,206)	(6,462)

End of year	166,798	103,058	54,621

Proved developed reserves at beginning of year	44,681	28,066	17,098

Proved developed reserves at end of year	73,912	44,681	28,066

	Thousands of Barrels of
	Oil and Condensate
	at December 31,
	2006	2005	2004
Proved developed and undeveloped reserves -
Beginning of year	7,925	9,118	8,714
Purchase of oil and natural gas properties in place	—	5	5
Discoveries and extensions	359	253	208
Revisions	(823)	(1,211)	500
Sales of oil and gas properties in place	(11)	(6)	—
Production	(255)	(234)	(309)

End of year	7,195	7,925	9,118

Proved developed reserves at beginning of year	1,343	1,459	1,395

Proved developed reserves at end of year	1,638	1,343	1,459

     Carrizo uses the cost method of accounting to record its investment in Pinnacle, formed in June 2003. Accordingly, the proved reserve tables, above, do not include the Company’s interest ownership, 9.5% on a fully diluted basis, in the proved reserves of Pinnacle at the end of 2006, or an estimated 1.9 Bcfe of proved reserves.
Standardized Measure
     The standardized measure of discounted future net cash flows relating to the Company’s ownership interests in proved oil and natural gas reserves as of year-end is shown below:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Future cash inflows	$1,356,118	$1,269,551	$685,598
Future oil and natural gas operating expenses	350,076	377,304	244,618
Future development costs	193,245	162,594	55,730
Future income tax expenses	202,685	195,920	108,295

Future net cash flows	610,112	533,733	276,955
10% annual discount for estimating timing of cash flows	311,401	234,392	127,234

Standard measure of discounted future net cash flows	$298,711	$299,341	$149,721

     Future cash flows are computed by applying year-end prices of oil and natural gas to year-end quantities of proved oil and natural gas reserves. Average prices used in computing year end 2006, 2005 and 2004 future cash flows were $54.73, $57.17 and $41.18 for oil, respectively, and $5.77, $8.04 and $5.68 for natural gas, respectively. Future operating expenses and development costs are computed primarily by the Company’s petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company’s proved oil and natural gas reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions.
     Future income taxes are based on year-end statutory rates, adjusted for tax basis of oil and gas properties and availability of applicable tax assets. A discount factor of 10% was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost or fair market value of the Company’s oil and natural gas properties. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.
Change in Standardized Measure
     Changes in the standardized measure of future net cash flows relating to proved oil and natural gas reserves are summarized below:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)
Changes due to current-year operations -
Sales of oil and natural gas, net of oil and natural gas operating expenses	$(72,077)	$(65,445)	$(42,982)
Extensions and discoveries	139,657	130,721	80,933
Purchases of oil and gas properties	—	6,549	16,467
Changes due to revisions in standardized variables
Prices and operating expenses	(71,814)	105,819	34,516
Income taxes	16,422	(45,999)	(31,667)
Estimated future development costs	64,166	347	12,951
Revision of quantities	(43,362)	(38,326)	(1,307)
Sales of reserves in place	(15,518)	(1,042)	—
Accretion of discount	40,423	20,861	11,485
Production rates, timing and other	(58,527)	36,135	(18,301)

Net change	(630)	149,620	62,095
Beginning of year	299,341	149,721	87,626

End of year	$298,711	$299,341	$149,720

     Sales of oil and natural gas, net of oil and natural gas operating expenses, are based on historical pretax results. Sales of oil and natural gas properties, extensions and discoveries, purchases of minerals in place and the changes due to revisions in standardized variables are reported on a pretax discounted basis, while the accretion of discount is presented on a before-tax basis.
13. SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)
     The sum of the individual quarterly basic and diluted earnings (loss) per share amounts may not agree to year-to-date basic and diluted earnings (loss) per share amounts as a result of each period’s computation being based on the weighted average number of common shares outstanding during the period.

2006	First	Second	Third	Fourth
	(In thousands except per share amounts)
Revenues	$21,917	$16,477	$20,333	$24,218
Costs and expenses, net	15,266	13,906	15,582	19,943

Net income	6,651	2,571	4,751	4,275

Basic net income per share	$0.28	$0.11	$0.19	0.17

Diluted net income per share	$0.27	$0.10	$0.18	0.16

2005	First	Second	Third	Fourth
	(In thousands except per share amounts)
Revenues	$15,249	$16,351	$18,442	$28,113
Costs and expenses, net	14,767	11,815	26,359	14,580

Net income (loss)	482	4,536	(7,917)	13,533

Basic net income (loss) per share	$0.02	$0.20	$(0.33)	$0.56

Diluted net income (loss) per share	$0.02	$0.19	$(0.33)	$0.54

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARRIZO OIL & GAS, INC.

By:	/s/ Paul F. Boling
Paul F. Boling
Chief Financial Officer, Vice President,
Secretary and Treasurer
Date: March 30, 2007
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ S. P. Johnson IV S. P. Johnson IV	President, Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2007

/s/ Paul F. Boling Paul F. Boling	Chief Financial Officer, Vice President, Secretary and Treasurer (Principal Financial Officer and Principal Accounting Officer)	March 30, 2007

/s/ Steven A. Webster	Chairman of the Board	March 30, 2007

Steven A. Webster

/s/ Thomas L. Carter, Jr.	Director	March 30, 2007
Thomas L. Carter, Jr.

/s/ Paul B. Loyd, Jr.	Director	March 30, 2007
Paul B. Loyd, Jr.

/s/ F. Gardner Parker	Director	March 30, 2007

F. Gardner Parker

/s/ Roger A. Ramsey	Director	March 30, 2007
Roger A. Ramsey

/s/ Frank A. Wojtek	Director	March 30, 2007
Frank A. Wojtek

EXHIBIT INDEX

Exhibit
Number		Description
†2.1	—	Combination Agreement by and among the Company, Carrizo Production, Inc., Encinitas Partners Ltd., La Rosa Partners Ltd., Carrizo Partners Ltd., Paul B. Loyd, Jr., Steven A. Webster, S.P. Johnson IV, Douglas A.P. Hamilton and Frank A. Wojtek dated as of September 6, 1997 (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-29187)).

†3.1	—	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

†3.2	—	Amended and Restated Bylaws of the Company, as amended by Amendment No. 1 (incorporated herein by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A (Registration No. 000-22915) Amendment No. 2 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K dated December 15, 1999) and Amendment No. 3 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated February 20, 2002).

†10.1	—	Amendment No. 1 to the Letter Agreement Regarding Participation in the Company’s 2001 Seismic and Acreage Program, dated June 1, 2001 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

†10.2	—	Amended and Restated Incentive Plan of the Company effective as of February 17, 2000 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

†10.3	—	Amendment No. 1 to the Amended and Restated Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

†10.4	—	Amendment No. 2 to the Amended and Restated Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

†10.5	—	Amendment No. 3 to the Amended and Restated Incentive Plan of the Company (incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated April 21, 2003).

†10.6	—	Amendment No. 4 to the Amended and Restated Incentive Plan of the Company (incorporated herein by reference to Appendix B to the Company’s Proxy Statement dated April 26, 2004).

†10.7	—	Amendment No. 5 to the Amended and Restated Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2005).

†10.8	—	Amendment No. 6 to the Amended and Restated Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2005).

†10.9	—	Amendment No.7 to the Amended and Restated Incentive Plan of Carrizo Oil & Gas, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 30, 2006).

†10.10	—	Employment Agreement between the Company and S.P. Johnson IV (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-29187)).

†10.11	—	Employment Agreement between the Company and J. Bradley Fisher (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-2 (Registration No. 333-111475)).

†10.12	—	Employment Agreement between the Company and Paul F. Boling (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-2 (Registration No. 333-111475)).

†10.13	—	Employment Agreement between the Company and Gregory E. Evans dated March 21, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2005).

†10.14	—	Employment Agreement between Carrizo Oil & Gas, Inc. and Richard Smith dated September 18, 2006, and effective as of August 23, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2006).

†10.15	—	Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

†10.16	—	Form of Amendment to Executive Officer Employment Agreement. (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated January 8, 1998).

Exhibit
Number		Description
†10.17	—	Form of Amendment to Executive Officer Employment Agreement (incorporated herein by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K dated December 15, 1999).

†10.18	—	Form of Amendment to Director Indemnification Agreement (incorporated herein by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K dated December 15, 1999).

†10.19	—	Form of Amendment to Executive Officer Employment Agreement (incorporated herein by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K dated February 20, 2002).

†10.20	—	Form of Amendment to Director Indemnification Agreement (incorporated herein by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K dated February 20, 2002).

†10.21	—	Amendment to the Employment Agreement between the Company and S.P. Johnson IV (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2006).

†10.22	—	Amendment to the Employment Agreement between the Company and Paul F. Boling (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 27, 2006).

†10.23	—	Amendment to the Employment Agreement between the Company and Gregory E. Evans (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8- K filed on January 27, 2006).

†10.24	—	Amendment to the Employment Agreement between the Company and J. Bradley Fisher (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 27, 2006).

†10.25	—	Employment Agreement between the Company and Jack Bayless (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 27, 2006).

†10.26	—	Form of Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

†10.27	—	Form of Director Restricted Stock Award Agreement under the Incentive Plan of Carrizo Oil & Gas, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2005).

†10.28	—	Form of Director Restricted Stock Award Agreement under the Incentive Plan of Carrizo Oil & Gas, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 19, 2005).

†10.29	—	Form of Employee Restricted Stock Award Agreement under the Incentive Plan of Carrizo Oil & Gas, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 19, 2005).

†10.30	—	Form of Employee Restricted Stock Award under the Incentive Plan of Carrizo Oil & Gas, Inc. (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 27, 2006).

†10.31	—	Employee Restricted Stock Award under the Incentive Plan of Carrizo Oil & Gas, Inc. granted to Jack Bayless effective January 23, 2006 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 27, 2006).

†10.32	—	Form of Employee Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

†10.33	—	Form of Employee Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

†10.34	—	Form of Independent Contractor Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 30, 2006).

†10.35	—	S Corporation Tax Allocation, Payment and Indemnification Agreement among the Company and Messrs. Loyd, Webster, Johnson, Hamilton and Wojtek (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-29187)).

†10.36	—	S Corporation Tax Allocation, Payment and Indemnification Agreement among Carrizo Production, Inc. and Messrs. Loyd, Webster, Johnson, Hamilton and Wojtek (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Registration No. 333-29187)).

†10.37	—	Amended and Restated Registration Rights Agreement dated December 15, 1999 among the Company, Paul B. Loyd Jr., Douglas A. P. Hamilton, Steven A. Webster, S.P. Johnson IV, Frank A. Wojtek and DAPHAM Partnership, L.P. (incorporated herein by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 15, 1999).

Exhibit
Number		Description
†10.38	—	Registration Rights Agreement dated February 20, 2002 among the Company, Mellon Ventures, L.P. and Steven A. Webster (incorporated herein by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated February 20, 2002).

†10.39	—	Purchase and Sale Agreement by and between Rocky Mountain Gas, Inc. and CCBM, Inc., dated June 29, 2001 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

†10.40	—	Contribution and Subscription Agreement dated June 23, 2003 by and among Pinnacle Gas Resources, Inc., CCBM, Inc., Rocky Mountain Gas, Inc. and the CSFB Parties listed therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

†10.41	—	Amendment to Contribution and Subscription Agreement dated as of August 9, 2005 among Pinnacle Gas Resources, Inc., CCBM, Inc., U.S. Energy Corp., Crested Corp. and the CSFB Parties referred to therein (incorporated herein by reference to Exhibit 10.35 to the Annual Report on Form 10-K for the year ended December 31, 2005).

†10.42	—	Second Amendment to Contribution and Subscription Agreement dated as of March 31, 2006 among Pinnacle Gas Resources, Inc., CCBM, Inc., U.S. Energy Corp., Crested Corp. and the CSFB Parties referred to therein (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

†10.43	—	Second Amended and Restated Credit Agreement dated as of September 30, 2004 by and among Carrizo Oil & Gas, Inc., CCBM, Inc., Hibernia National Bank, as Agent, Union Bank of California, N.A., as co-agent, and Hibernia National Bank and Union Bank of California, N.A., as lenders (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 6, 2004).

†10.44	—	First Amendment to Second Amended and Restated Credit Agreement dated as of October 29, 2004 among Carrizo Oil & Gas, Inc., CCBM, Inc., Hibernia National Bank and Union Bank of California, N.A. (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 3, 2004).

†10.45	—	Commercial Guaranty made and entered into as of September 30, 2004 by CCBM, Inc. in favor of Hibernia National Bank, as agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on October 6, 2004).

†10.46	—	Amended and Restated Stock Pledge and Security Agreement dated and effective as of September 30, 2004 by Carrizo Oil & Gas, Inc. in favor of Hibernia National Bank, as agent (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on October 6, 2004).

†10.47	—	Second Amendment dated of as April 27, 2005 to the Second Amended and Restated Credit Agreement dated as of October 29, 2004 among Carrizo Oil & Gas, Inc. CCBM, Inc., Hibernia National Bank and Union Bank of California, N.A. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 3, 2005).

†10.48	—	Third Amendment dated as of July 21, 2005 to the Second Amended and Restated Credit Agreement dated as of October 29, 2004 among Carrizo Oil & Gas, Inc., CCBM, Inc., Hibernia National Bank and Union Bank of California, N.A. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on July 22, 2005).

†10.49	—	Second Lien Agreement dated as of July 21, 2005 among Carrizo Oil & Gas, Inc., CCBM, Inc., and the lenders named therein and Credit Suisse, as collateral agent and administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2005).

†10.50	—	Stock Pledge and Security Agreement dated as of July 21, 2005 by Carrizo Oil & Gas, Inc. in favor of Credit Suisse, as collateral agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 22, 2005).

†10.51	—	Commercial Guaranty dated as of July 21, 2005 by CCBM, Inc. in favor of Credit Suisse (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 22, 2005).

†10.52	—	Credit Agreement dated as of May 25, 2006 among Carrizo Oil & Gas, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, the Lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, and J.P. Morgan Securities Inc., as Sole Bookrunner and Lead Arranger (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2006).

†10.53	—	First Lien Stock Pledge and Security Agreement dated as of May 25, 2006, by Carrizo Oil & Gas, Inc., in favor of JPMorgan Chase Bank, National Association, as Administrative Agent (incorporated herein by reference to

Exhibit
Number		Description
Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 30, 2006).

†10.54	—	Form of Subscription and Registration Rights Agreement among the Company and the Subscribers named therein (incorporated herein by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

†10.55	—	Placement Agent Agreement dated July 25, 2006 between the Company and Johnson Rice & Company L.L.C. (incorporated herein by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

†10.55	—	Amendment No.1, effective as of December 19, 2006, to the Second Lien Credit Agreement among Carrizo Oil & Gas, Inc., CCBM, Inc., CLLR, Inc., the Lenders named therein and Credit Suisse, as collateral agent and administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2006).

†10.57	—	First Amendment to Credit Agreement, Consent and Waiver, effective as of December 19, 2006, among Carrizo Oil & Gas, Inc., the Guarantors party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2006).

10.58	—	Director Compensation.

10.59	—	Base Salaries and 2006 Annual Bonuses for certain Executive Officers.

21.1	—	Subsidiaries of the Company.

23.1	—	Consent of Pannell Kerr Forster of Texas, P.C.

23.2	—	Consent of Ryder Scott Company Petroleum Engineers.

23.3	—	Consent of Fairchild & Wells, Inc.

23.4	—	Consent of LaRoche Petroleum Consultants, Ltd.

31.1	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	—	Summary of Reserve Report of Ryder Scott Company Petroleum Engineers as of December 31, 2006.

99.2	—	Summary of Reserve Report of Fairchild & Wells, Inc. as of December 31, 2006.

99.3	—	Summary of Reserve Report of LaRoche Petroleum Consultants, Ltd. as of December 31, 2006.

†	Incorporated by reference as indicated.