Form 10-Q
period 2007-06-30
CARRIZO OIL & GAS INC
filed 2007-08-08
CIK 1040593

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

YES [ ]          NO [X]

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of August 1, 2007, the latest practicable date, was 26,170,188.

CARRIZO OIL & GAS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

Index

CARRIZO OIL & GAS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2007	2006
	(Unaudited)
	(In thousands)
CURRENT ASSETS:
Cash and cash equivalents	$7,503	$5,408
Accounts receivable, trade (net of allowance for doubtful accounts of $1,363 and $1,639
at June 30, 2007 and December 31, 2006, respectively)	33,371	25,871
Advances to operators	1,226	2,107
Fair value of derivative financial instruments	1,915	5,737
Other current assets	1,371	1,934

Total current assets	45,386	41,057

PROPERTY AND EQUIPMENT, net full-cost method of accounting for oil and natural gas properties (including unevaluated costs of properties of $105,151 and
$95,136 at June 30, 2007 and December 31, 2006, respectively)	524,847	445,447
DEFERRED FINANCING COSTS	6,587	4,817
INVESTMENT IN PINNACLE GAS RESOURCES, INC.	18,709	2,771
OTHER ASSETS	649	703
	$596,178	$494,795

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable, trade	$36,579	$32,570
Accrued liabilities	21,843	20,885
Advances for joint operations	3,704	1,100
Current maturities of long-term debt	2,255	1,508
Deferred income tax	670	2,008

Total current liabilities	65,051	58,071

LONG-TERM DEBT, NET OF CURRENT MATURITIES	251,375	187,250
ASSET RETIREMENT OBLIGATION	5,073	3,625
FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS	250	-
DEFERRED INCOME TAXES	42,769	32,738
DEFERRED CREDITS	762	837

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Common stock, par value $0.01 (40,000 shares authorized with 26,164 and
25,981 issued and outstanding at June 30, 2007 and
December 31, 2006, respectively)	262	260
Additional paid-in capital	173,347	168,469
Retained earnings	55,467	49,875
Accumulated other comprehensive income	10,390	-
Unearned compensation - restricted stock	(8,568)	(6,330)
Total shareholders' equity	230,898	212,274
	$596,178	$494,795

The accompanying notes are an integral part of these consolidated financial statements.

Index

CARRIZO OIL & GAS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
	(In thousands except per share amounts)
OIL AND NATURAL GAS REVENUES	$32,891	$16,477	$55,503	$38,394

COSTS AND EXPENSES:
Oil and natural gas operating expenses (exclusive of depreciation, depletion
and amortization shown separately below)	5,560	3,630	10,263	7,087
Depreciation, depletion and amortization	10,805	6,598	18,843	14,036
General and administrative (inclusive of stock-based compensation expense of
$1,013 and $630 for the three months ended June 30, 2007 and 2006, respectively,
and $1,992 and $1,189 for the six months ended June 30, 2007 and 2006, respectively)	4,339	3,143	9,217	7,351
Accretion expense related to asset retirement obligations	88	79	176	158

Total costs and expenses	20,792	13,450	38,499	28,632

OPERATING INCOME	12,099	3,027	17,004	9,762

OTHER INCOME AND EXPENSES:
Gain (loss) on derivatives, net	4,080	3,030	(1,631)	8,403
Equity in income of Pinnacle Gas Resources, Inc.	-	-	-	35
Other income and expenses, net	140	169	256	173
Loss on early extinguishment of debt	-	(282)	-	(282)
Interest income	110	279	454	644
Interest expense	(6,529)	(4,594)	(12,683)	(8,869)
Capitalized interest	2,719	2,416	5,405	4,494

INCOME BEFORE INCOME TAXES	12,619	4,045	8,805	14,360
INCOME TAXES	(4,482)	(1,474)	(3,213)	(5,138)

NET INCOME	$8,137	$2,571	$5,592	$9,222

BASIC EARNINGS PER COMMON SHARE	$0.32	$0.11	$0.22	$0.38

DILUTED EARNINGS PER COMMON SHARE	$0.31	$0.10	$0.21	$0.37

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	25,702	24,215	25,680	24,191
DILUTED	26,553	24,971	26,508	24,908

The accompanying notes are an integral part of these consolidated financial statements.

Index

CARRIZO OIL & GAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six
	Months Ended
	June 30,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,592	$9,222
Adjustment to reconcile net income to net cash provided by operating activities-
Depreciation, depletion and amortization	18,843	14,036
Fair value loss (gain) of derivative financial instruments	4,383	(5,569)
Accretion of discounts on asset retirement obligations and debt	176	158
Stock-based compensation	1,992	1,189
Provision for allowance for doutbful accounts	(275)	-
Equity in loss of Pinnacle Gas Resources, Inc.	-	(35)
Deferred income taxes	3,011	4,945
Other	(163)	179
Changes in operating assets and liabilities
Accounts receivable	(7,224)	5,903
Other assets	563	1,791
Accounts payable	8,399	(1,282)
Accrued liabilities	(724)	1,133
Net cash provided by operating activities	34,573	31,670

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(98,281)	(91,843)
Change in capital expenditure accrual	(1,855)	1,610
Proceeds from the sale of properties	1,405	23,594
Advances to operators	880	(377)
Advances for joint operations	2,604	1,451
Other	88	(295)
Net cash used in investing activities	(95,159)	(65,860)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debt issuance and borrowings	107,000	35,000
Debt repayments	(42,129)	(15,779)
Stock options exercised	777	565
Deferred loan costs and other	(2,967)	(529)
Net cash provided by financing activities	62,681	19,257

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,095	(14,933)

CASH AND CASH EQUIVALENTS, beginning of period	5,408	28,725

CASH AND CASH EQUIVALENTS, end of period	$7,503	$13,792

CASH PAID FOR INTEREST (NET OF AMOUNTS CAPITALIZED)	$6,204	$3,628

The accompanying notes are an integral part of these consolidated financial statements.

Index

CARRIZO OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The consolidated financial statements included herein have been prepared by Carrizo Oil & Gas, Inc. (the “Company”), and are unaudited.  The financial statements reflect the accounts of the Company and its subsidiaries after elimination of all significant intercompany transactions and balances.  The financial statements reflect necessary adjustments, all of which were of a recurring nature, and are in the opinion of management necessary for a fair presentation.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The Company believes that the disclosures included herein are adequate to allow the information presented not to be misleading.  The financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 (the “2006 Form 10-K”).

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

Oil and Natural Gas Properties

Investments in oil and natural gas properties are accounted for using the full-cost method of accounting.  All costs directly associated with the acquisition, exploration and development of oil and natural gas properties are capitalized.  Such costs include lease acquisitions, seismic surveys, and drilling and completion equipment.  The Company proportionally consolidates its interests in oil and natural gas properties.  The Company capitalized compensation costs for employees working directly on exploration activities of $2.3 million and $1.7 million for the six months ended June 30, 2007 and 2006, respectively.  Maintenance and repairs are expensed as incurred.

Depreciation, depletion and amortization (“DD&A”) of proved oil and natural gas properties is based on the unit-of-production method using estimates of proved reserve quantities. Investments in unproved properties are not subject to DD&A until proved reserves associated with the projects can be determined or until they are impaired.  Unevaluated properties are evaluated periodically for impairment on a property-by-property basis.  If the results of an assessment indicate that the properties have been impaired, the

Index

amount of such impairment is determined and added to the proved oil and natural gas property costs subject to DD&A.  The depletable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values.  The depletion rate per Mcfe for the quarters ended June 30, 2007 and 2006 was $2.54 and $2.70, respectively.

Dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

Net capitalized costs are limited to a “ceiling-test” based on the estimated future net revenues, discounted at 10% per annum, from proved oil and natural gas reserves, based on current economic and operating conditions (“Full Cost Ceiling”).  If net capitalized costs exceed this limit, the excess is charged to earnings through DD&A.  For the three-month periods ended June 30, 2007 and 2006, the Company did not have any charges associated with its ceiling test.

Depreciation of other property and equipment is provided using the straight-line method based on estimated useful lives ranging from five to 10 years.

Supplemental Cash Flow Information

The adjustment of the investment in Pinnacle of $10.4, net of tax and the capitalization of $1.7 million net of tax related to stock-based compensation associated with the adoption of the Statement of Financial Accounting Standards No. 123 (revised) (“SFAS No. 123 (R)”) are excluded from the Statement of Cash Flows for the six months ended June 30, 2007 and 2006, respectively.  The Company paid no income taxes during the six months ended June 30, 2007 and 2006.

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

The Company recognized the following stock-based compensation expense:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In millions)
Stock Option	$0.1	$0.1	$0.2	$0.2
Restricted Stock	0.9	0.5	1.8	1.0

Total Stock-Based Compensation	$1.0	$0.6	$2.0	$1.2

Derivative Instruments

The Company uses derivatives to manage price and interest rate risk underlying its oil and gas production and the variable interest rate on its Second Lien Credit Facility.

Upon entering into a derivative contract, the Company either designates the derivative instrument as a hedge of the variability of cash flow to be received (cash flow hedge) or the derivative must be accounted for as a non-designated derivative.  All of the Company’s derivative instruments presented herein were treated as non-designated derivatives and the unrealized gain/(loss) related to the mark-to-market valuation was included in the Company’s earnings.

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

Index

consultation and concurrence by the President, Chief Financial Officer and Chairman of the Board.  The master contracts with approved counterparties identify the President and Chief Financial Officer as the only Company representatives authorized to execute trades.  The Board of Directors also reviews the status and results of derivative activities quarterly.

Major Customers

The Company sold oil and natural gas production representing more than 10% of its oil and natural gas revenues as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Chevron/Texaco	-	12%	-	13%
Reichmann Petroleum	-	12%	-	12%
Cokinos Natural Gas Company	11%	-	-	-
Houston Pipeline Co.	-	-	13%	-
Crosstex Energy Services	19%	-	16%	-
Energy Transfer	15%	-	10%	-

Earnings Per Share

Supplemental earnings per share information is provided below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In thousands except
	per share amounts)
Net income	$8,137	$2,571	$5,592	$9,222

Average common shares outstanding
Weighted average common shares outstanding	25,702	24,215	25,680	24,191
Stock options and warrants	851	756	828	717
Diluted weighted average common shares outstanding	26,553	24,971	26,508	24,908

Earnings per common share
Basic	$0.32	$0.11	$0.22	$0.38
Diluted	$0.31	$0.10	$0.21	$0.37

Basic earnings per common share is based on the weighted average number of shares of common stock outstanding during the periods.  Diluted earnings per common share is based on the weighted average number of common shares and all dilutive potential common shares issuable during the periods.  The Company had 2,500 stock options that were excluded in the calculation of dilutive shares for the three-month period ended June 30, 2006 because the exercise price of these instruments exceed the underlying market value of the options.

Index

2.      LONG-TERM DEBT:

Long-term debt consisted of the following at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006
	(In thousands)
Second Lien Credit Facility	$221,625	$147,750
Senior Secured Revolving Credit Facility	32,000	41,000
Other	5	8

	253,630	188,758
Current maturities	(2,255)	(1,508)

	$251,375	$187,250

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

In January 2007, the Company drew the additional $75.0 million available under the amended agreement.  The net proceeds of $72.1 million were used to repay the $41.0 million of borrowings outstanding under the Senior Secured Revolving Credit Facility and to fund a portion of the Company’s capital expenditure program and for general corporate purposes.

The interest rate on each base rate loan will be (1) the greater of the Agent’s prime rate and the federal funds effective rate plus 0.5%, plus (2) a margin of 3.75%.  The interest rate on each eurodollar loan will be the adjusted LIBOR rate plus a margin of 4.75%.  Interest on eurodollar loans is payable on either the last day of each period or every three months, whichever is earlier.  Interest on base rate loans is payable quarterly.  On June 30, 2007, the interest rate was approximately 10.11%, excluding the impact of interest rate swaps.

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

As of June 30, 2007, the Company had $32.0 million outstanding under the Senior Credit Facility.

The borrowing base will be determined by the lenders at least semi-annually on each May 1 and November 1, beginning November 1, 2006.  The Company may request one unscheduled borrowing base determination subsequent to each scheduled determination, and the lenders may request unscheduled determinations at any time.  At June 30, 2007, the borrowing base was $74.8 million.

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

The Company is subject to certain covenants and customary events of default under the terms of the Senior Credit Facility.  See the Company’s 2006 Form 10-K for further discussion.

Index

3.	INVESTMENT IN PINNACLE GAS RESOURCES, INC.:

In 2003, the Company and its wholly-owned subsidiary CCBM, Inc. (“CCBM”) contributed their interests in certain natural gas and oil leases in Wyoming and Montana in areas prospective for coalbed methane to a newly formed entity, Pinnacle Gas Resources, Inc. (“Pinnacle”). At June 30, 2007, the Company owned less than ten percent of Pinnacle’s outstanding equity and accounted for the investment under the cost method.  Prior to April 2006, the Company accounted for its interest in Pinnacle using the equity method.

During the second quarter of 2007, Pinnacle became a publicly traded entity on the Nasdaq Global Market.  For accounting purposes, the Pinnacle stock now has a readily determinable fair value.  Carrizo classifies the Pinnacle investment as available-for-sale and adjusts the investment to fair value through other comprehensive income.  At June 30, 2007, Carrizo increased the book value of its Pinnacle investment by $16.0 million, $10.4 million net of tax, and reported the fair value of the stock at $18.7 million (based on the closing price of Pinnacle’s common stock on June 30, 2007).

In June of 2007, Carrizo sold 41,894 shares for net proceeds of $0.4 million and recognized a $0.3 million gain, which is included in Other income and expenses, net on the Consolidated Statements of Income.

4.	INCOME TAXES:

The Company provided deferred federal income taxes at the rate of 35% (which also approximates its statutory rate) that amounted to a tax expense of $4.5 million and $1.5 million for the three-month periods ended June 30, 2007 and 2006, respectively, and $3.2 million and $5.1 million for the six-month periods ended June 30, 2007 and 2006, respectively.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Carrizo classifies interest and penalties associated with income taxes as interest expense.  At June 30, 2007, the Company had no material uncertain tax positions and the tax years 2003 through 2006 remained open to review by federal and various state tax jurisdiction.

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

The Company issued 186,665 and 292,593 net shares of common stock during the six months ended June 30, 2007 and 2006, respectively.  Shares issued during the six months ended June 30, 2007 consisted of 103,933 shares issued, net of 300 shares forfeited, as restricted stock awards to employees and the balance through the exercise of options granted under the Company’s Incentive Plan.  Shares issued during the six months ended June 30, 2006 consisted of 198,793 shares issued, net of 21,650 shares forfeited, as restricted stock awards to employees and 93,800 shares issued through the exercise of options granted under the Company’s Incentive Plan.  The Company also purchased and retired 3,311 and 794 shares to satisfy employee tax withholding obligations in connection with the vesting of the restricted stock during the six months ended June 30, 2007 and 2006, respectively.

7.	DERIVATIVE INSTRUMENTS:

The Company enters into swaps, options, collars and other derivative contracts to hedge the price risks associated with a portion of anticipated future oil and natural gas production.  The Company also uses interest rate swap agreements to manage the Company’s exposure to interest rate fluctuations on the Second Lien Credit Facility.

The Company accounts for its oil and natural gas derivatives and interest rate swap agreements as non-designated hedges.  These derivatives are marked-to-market at each balance sheet date and the unrealized gains (losses) along with the realized gains (losses) associated with the cash settlements of derivative instruments are reported as gain (loss) on derivatives, net in Other Income and

Index

Expenses in the Consolidated Statements of Income.  For the three and six-month periods ended June 30, 2007 and 2006, the Company recorded the following related to its derivatives:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
	(In millions)
Realized gains:
Natural gas and oil derivatives	$0.3	$1.2	$2.6	$2.5
Interest rate swaps	0.1	0.2	0.2	0.3
	0.4	1.4	2.8	2.8

Unrealized gains (losses):
Natural gas and oil derivatives	$3.5	$1.3	$(4.5)	$4.6
Interest rate swaps	0.2	0.3	0.1	1.0
	3.7	1.6	(4.4)	5.6

Gain (loss) on derivatives, net	$4.1	$3.0	$(1.6)	$8.4

The fair value of the outstanding derivatives at June 30, 2007 and December 31, 2006 was an asset of $1.6 million and $6.0 million, respectively.

At June 30, 2007, the Company had the following outstanding derivative positions:

	Swaps		Collars
		Average		Average	Average
Quarter	MMbtu	Fixed Price(1)	MMBtu	Floor Price(1)	Ceiling Price(1)
Third Quarter 2007	828,000	$7.39	920,000	$7.31	$8.95
Fourth Quarter 2007	828,000	7.44	644,000	7.24	8.84
First Quarter 2008	273,000	7.94	910,000	7.71	9.49
Second Quarter 2008	273,000	7.94	546,000	7.33	9.07
Third Quarter 2008	276,000	7.94	368,000	7.35	9.10
Fourth Quarter 2008	276,000	7.94	368,000	7.35	9.10
__________
(1) Based on Houston Ship Channel spot prices.

During the first and second quarter of 2007, the Company entered into interest swap agreements covering amounts outstanding under the Second Lien Credit Facility as amended in December 2006.  These arrangements are designed to manage the Company’s exposure to interest rate fluctuations through December 31, 2008 by effectively exchanging existing obligations to pay interest based on floating rates with obligations to pay interest based on fixed LIBOR.  The Company’s outstanding positions under interest rate swap agreements at June 30, 2007 were as follows (dollars in thousands):

	Notional	Fixed
Quarter	Amount	LIBOR Rate
Third Quarter 2007	$221,625	5.25%
Fourth Quarter 2007	221,063	5.25%
First Quarter 2008	220,500	5.32%
Second Quarter 2008	219,938	5.32%
Third Quarter 2008	219,375	5.31%
Fourth Quarter 2008	218,813	5.31%

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

General Overview

Our second quarter 2007 included record setting results – record production of 4.2 Bcfe and record  revenues of $32.9 million.  The key drivers to our success for the three and six-month periods ended June 30, 2007 include the following:

Drilling program.  Our success is largely dependent on the results of our drilling program.  During the six months ended June 30, 2007, we drilled 25 gross wells (19.1 net wells) with an apparent success rate of 100% that was comprised of: (1) 22 of 22 gross wells (18.0 net wells) in the Barnett Shale area, (2) two of two gross wells (1.0 net wells) in the onshore Gulf Coast area and (3) one of one gross well (0.15 net well) in the North Sea.  We also drilled six gross service wells (6.0 net wells) in the Camp Hill area.  At June 30, 2007, we had eleven gross wells that were awaiting completion or pipeline connections.

Production.  Our second quarter production of 4.2 Bcfe, or 46.2 Mmcfe/d was a record high.  The second quarter production increased 74% from the second quarter 2006 production of 2.4 Bcfe and increased 30% from the first quarter 2007 production of 3.2 Bcfe.  The increase was due primarily to new production from the three Campuzano wells in the Barnett Shale area put on line in early May 2007, and the Baby Ruth #1 and Doberman #1 in the Gulf Coast area put on line in mid-March and early May 2007, respectively.

Commodity prices.  Natural gas prices continued to increase during the second quarter.  We realized $7.54 per Mcf for natural gas (excluding the impact of our hedges) during the second quarter of 2007, 20% higher than the price in the second quarter of 2006 and 12% higher than the price in the first quarter of 2007.

Capital funding.  In order to fund our growth, we have taken steps to enhance our liquidity.  During the first quarter of 2007, we received $72.1 million of net proceeds under the amended Second Lien Facility.  On May 1, 2007, our borrowing base availability on our Senior Secured Credit Facility increased from $54.25 million to $74.8 million.

Outlook

Our outlook for the future remains positive.  To continue our success:

•
We plan to continue with the 2007 drilling program to drill 53 gross wells in the Barnett Shale area, 15 gross wells in the Gulf Coast area, 25 to 30 gross wells in our Camp Hill field and five wells in other areas.  In the Barnett Shale, we plan to utilize two drillings rigs in SE Tarrant County, Texas for at least 18 months with each rig scheduled to drill one horizontal well each month.  Our other two drilling rigs will be dedicated to drilling horizontal wells in Tarrant, Parker and Hood counties.  We expect to spend between $145 million and $165 million on our 2007 drilling program.  The actual number of wells drilled will vary depending upon various factors, including the availability and cost of drilling rigs, land and industry partner issues, our cash flow, success of drilling programs, weather delays and other factors. If we drill the number of wells we have budgeted for 2007, depreciation, depletion and amortization, oil and natural gas operating expenses and production are expected to increase over levels incurred in 2006. Our ability to drill this number of wells is heavily dependent upon the timely access to oilfield services, particularly drilling rigs. The shortage of available rigs in 2006 delayed the drilling of several wells, slowing our growth in production.

•	We expect to continue our efforts to grow production. At August 1, 2007, we had estimated daily production of 49 Mcfe/day.

•
We plan to continue the development of  other new drilling programs in the Floyd Shale in Mississippi, the Fayetteville Shale in Arkansas and the North Sea.  We are drilling our first horizontal well in the Floyd Shale and should begin fracture stimulation of three zones in the third quarter.  We are assessing development plans for the Huntington discovery in Block 22-14b in the North Sea.  An appraisal well is scheduled for the fourth quarter of 2007 pending drilling rig availability.

Index

•	We expect to hedge production to decrease commodity price fluctuations. At June 30, 2007, we had hedged approximately 6,500,000 MMBtus of natural gas production through 2008.

Results of Operations

Three Months Ended June 30, 2007,
Compared to the Three Months Ended June 30, 2006

Oil and natural gas revenues for the three months ended June 30, 2007 increased to $32.9 million from $16.5 million for the same period in 2006.  Production volumes for natural gas for the three months ended June 30, 2007 increased to 3.8 Bcf from 2.2 Bcf for the same period in 2006.  Average natural gas prices, excluding the impact of the gain from our cash settled derivatives of $0.3 million and $1.2 million for the quarters ended June 30, 2007 and 2006, respectively, increased to $7.54 per Mcf in the second quarter of 2007 from $6.29 per Mcf in the same period in 2006.  Average oil prices for the quarter ended June 30, 2007 decreased 4% to $64.25 from $66.99 per barrel in the same period in 2006.  The increase in natural gas production volume was due primarily to the addition of new Barnett Shale wells and production from the Baby Ruth and Doberman wells in the Gulf Coast and the successful recompletion of the Galloway Gas Unit #1 well #1.

The following table summarizes production volumes, average sales prices and operating revenues (excluding the impact of derivatives) for the three months ended  June 30, 2007 and 2006:

			2007 Period
	Three Months Ended		Compared to 2006 Period
	June 30,		Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Production volumes
Oil and condensate (MBbls)	63	43	20	47%
Natural gas (MMcf)	3,827	2,165	1,662	77%
Average sales prices
Oil and condensate (per Bbl)	$64.25	$66.99	$(2.74)	(4)%
Natural gas (per Mcf)	7.54	6.29	1.25	20%
Operating revenues (In thousands)
Oil and condensate	$4,041	$2,857	$1,184	41%
Natural gas	28,850	13,620	15,230	112%

Total Operating Revenues	$32,891	$16,477	$16,414	100%

Oil and natural gas operating expenses for the three months ended June 30, 2007 increased 53% to $5.6 million from $3.6 million for the same period in 2006 primarily as a result of (1) higher lifting costs of $0.8 million primarily attributable to increased production, the increased number of producing wells and the rising costs of oilfield services, (2) higher severance taxes of $0.4 million, (3) increased ad valorem taxes of $0.3 million and (4) increased transportation and other product costs of $0.4 million.

Depreciation, depletion and amortization (DD&A) expense for the three months ended June 30, 2007 increased 64% to $10.8 million ($2.57 per Mcfe) from $6.6 million ($2.72 per Mcfe) for the same period in 2006.  This increase was primarily due to an increase in production volumes partially offset by a decrease in the DD&A rate attributable to the increase in the reserve base.

General and administrative expense for the three months ended June 30, 2007 increased by $1.2 million to $4.3 million from $3.1 million for the corresponding period in 2006 primarily as a result of the increase in staff and increased stock-based compensation.

The net gain on derivatives of $4.1 million in the second quarter of 2007 was comprised of (1) $0.4 million of realized gain on net cash settled derivatives and (2) $3.7 million of net unrealized mark-to-market gain on derivatives.  The net gain on derivatives of $3.0 million in the second quarter of 2006 was comprised of (1) $1.4 million of realized gain on net cash settled derivatives and (2) $1.6 million of net unrealized mark-to-market gain on derivatives.

Interest expense and capitalized interest for the three months ended June 30, 2007 were $6.5 million and ($2.7) million, respectively, as compared to $4.6 million and $(2.4) million for the same period in 2006.  The increases in 2007 were largely attributable to the

Index

$75.0 million increase in our  Second Lien Credit Facility in January 2007, the borrowings under the Senior Secured Credit Facility and higher effective interest rates.

Income tax expense increased to $4.5 million for the three months ended June 30, 2007 from the $1.5 million expense for the same period in 2006 as a result of higher income.

Six Months Ended June 30, 2007,
Compared to the Six Months Ended June 30, 2006

Oil and natural gas revenues for the six months ended June 30, 2007 increased 45% to $55.5 million from $38.4 million for the same period in 2006.  Production volumes for natural gas for the six months ended June 30, 2007 increased to 6.7 Bcf from 4.5 Bcf for the same period in 2006.  Average natural gas prices excluding the impact of the gain from our cash settled derivatives of $2.6 million and $2.5 million for the six months ended June 30, 2007 and 2006, respectively, increased 4% to $7.21 per Mcf in the first half of 2007 from $6.92 per Mcf in the same period in 2006.  Average oil prices for the six months ended June 30, 2007 decreased 5% to $60.33 from $63.72 per barrel in the same period in 2006.  The increase in natural gas production volume was due primarily to the addition of new Barnett Shale wells, the addition of the Baby Ruth and Doberman wells in the Gulf Coast and the successful recompletion of the Galloway Gas Unit #1 well #1.

The following table summarizes production volumes, average sales prices and operating revenues (excluding the impact of derivatives) for the six months ended June 30, 2007 and 2006:

			2007 Period
	Six Months Ended		Compared to 2006 Period
	June 30,		Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Production volumes
Oil and condensate (MBbls)	123	110	13	12%
Natural gas (MMcf)	6,672	4,533	2,139	47%
Average sales prices
Oil and condensate (per Bbl)	$60.33	$63.72	$(3.39)	(5)%
Natural gas (per Mcf)	7.21	6.92	0.29	4%
Operating revenues (In thousands)
Oil and condensate	$7,424	$7,018	$406	6%
Natural gas	48,079	31,376	16,703	53%

Total Operating Revenues	$55,503	$38,394	$17,109	45%

Oil and natural gas operating expenses for the six months ended June 30, 2007 increased 45% to $10.3 million from $7.1 million for the same period in 2006 primarily as a result of (1) higher lifting costs of $1.6 million primarily attributable to increased production, the increased number of producing wells and the rising costs of oilfield services, (2) higher workover expenses of $0.1 million, (3) increased ad valorem taxes of $0.5 million and (4) increased transportation and other product costs of $0.9 million.

DD&A expense for the six months ended June 30, 2007 increased 34% to $18.8 million ($2.54 per Mcfe) from $14.0 million ($2.70 per Mcfe) for the same period in 2006.  This increase was primarily due to an increase in production volumes partially offset by a decrease in the DD&A rate attributable to the increase in the reserve base.

General and administrative expense for the six months ended June 30, 2007 increased by $1.9 million to $9.2 million from $7.3 million for the corresponding period in 2006 due primarily to increased staffing and increased stock-based compensation.

The net loss on derivatives of $1.6 million in the first half of 2007 was comprised of (1) $2.8 million of realized gain on net cash settled derivatives and (2) $4.4 million of net unrealized mark-to-market loss on derivatives.  The net gain on derivatives of $8.4 million in the first half of 2006 was comprised of (1) $2.8 million of realized gain on net cash settled derivatives and (2) $5.6 million of net unrealized mark-to-market gain on derivatives.

Interest expense and capitalized interest for the six months ended June 30, 2007 were $12.7 million and ($5.4) million, respectively, as compared to $8.9 million and $(4.5) million for the same period in 2006.  The increases in 2007 were largely attributable to the $75.0

Index

million increase in our  Second Lien Credit Facility in January 2007, borrowings under the Senior Secured Credit Facility beginning mid-2006 and higher effective interest rates.

Income tax expense decreased to $3.2 million for the six months ended June 30, 2007 from the $5.1 million for the same period in 2006 as a result of lower income.

Liquidity and Capital Resources

During the six months ended June 30, 2007, capital expenditures, net of proceeds from property sales, exceeded our net cash flows provided by operating activities.  For future capital expenditures in 2007, we expect to use cash on hand, cash generated by operations and available draws on the Senior Credit Facility to fund our planned drilling, lease acquisition and geological and geophysical expenditures.  We may need to seek other financing alternatives, including additional debt or equity financings, to fully fund our 2007 capital program, especially if there are additional capital needs in our Floyd Shale or North Sea plays.

We may not be able to obtain financing needed in the future on terms that would be acceptable to us.  If we cannot obtain adequate financing, we may be required to limit or defer our planned oil and natural gas exploration and development program, thereby adversely affecting the recoverability and ultimate value of our oil and natural gas properties.

Our primary sources of liquidity have included funds generated by operations, proceeds from the issuance of various securities, including our common stock, preferred stock and warrants (including our public offering in 2004 and our private placements in 2005 and 2006 of our common stock), and borrowings under our credit facilities.  Our liquidity position has been enhanced by the availability of funds under the Senior Credit Facility and Second Lien Credit Facility.

Cash flows provided by operating activities were $34.6 million and $31.7 million for the six months ended June 30, 2007 and 2006, respectively.  The increase was primarily due to working capital changes.

The Company’s Senior Credit Facility provides for maximum borrowings of $200 million.  At August 1, 2007, $44.0 million was drawn and outstanding under a borrowing base availability limit of $74.8 million.  The next scheduled borrowing base redetermination date is September 1, 2007.

During the first quarter of 2007, we increased our borrowings under our Second Lien Credit Facility by $75 million.  A portion of the net proceeds from this borrowing was used to repay $41 million outstanding under the Senior Credit Facility and fund first quarter 2007 capital expenditures.

In April 2007, we filed a universal shelf registration statement on Form S-3 with the SEC.

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

Recently Adopted Accounting Pronouncements

We adopted the Financial Accounting Standards Board's Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations.

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

Oil and Natural Gas Properties

We account for investments in natural gas and oil properties using the full-cost method of accounting.  All costs directly associated with the acquisition, exploration and development of natural gas and oil properties are capitalized.  These costs include lease acquisitions, seismic surveys, and drilling and completion equipment.  We proportionally consolidate our interests in natural gas and oil properties.  We capitalized compensation costs for employees working directly on exploration activities of $2.3 million and $1.7 million for the six months ended June 30, 2007 and 2006, respectively.  We expense maintenance and repairs as they are incurred.

We amortize natural gas and oil properties based on the unit-of-production method using estimates of proved reserve quantities.  We do not amortize investments in unproved properties until proved reserves associated with the projects can be determined or until these investments are impaired.  We periodically evaluate, on a property-by-property basis, unevaluated properties for impairment.  If the results of an assessment indicate that the properties are impaired, we add the amount of impairment to the proved natural gas and oil property costs to be amortized.  The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values.  The depletion rate per Mcfe for the three months ended June 30, 2007 and 2006 was $2.54 and $2.70, respectively.

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

In connection with our June 30, 2007 Full Cost Ceiling test computation, a price sensitivity study also indicated that a 10% increase or decrease in commodity prices at June 30, 2007 would have increased or decreased the Full Cost Ceiling test cushion by approximately $51.0 million.  The aforementioned price sensitivity is as of June 30, 2007 and, accordingly, does not include any potential changes in reserve values due to subsequent performance or events, such as commodity prices, reserve revisions and drilling results.

The Full Cost Ceiling cushion at the end of June 2007 of approximately $118.2 million was based upon average realized oil and natural gas prices of $65.68 per Bbl and $7.03 per Mcf, respectively, or a volume weighted average price of $46.84 per BOE.  This cushion, however, would have been zero on such date at an estimated volume weighted average price of $36.05 per BOE.  A BOE means one barrel of oil equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas

Index

liquids, which approximates the relative energy content of oil, condensate and natural gas liquids as compared to natural gas.  Prices have historically been higher or substantially higher, more often for oil than natural gas on an energy equivalent basis, although there have been periods in which they have been lower or substantially lower.

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

We have a significant amount of proved undeveloped reserves.  We had 116.6 Bcfe and 126.2 Bcfe of proved undeveloped reserves at June 30, 2007 and December 31, 2006, respectively, representing 54% and 60% of our total proved reserves.  As of June 30, 2007 and December 31, 2006, a large portion of these proved undeveloped reserves, or approximately 32.8 Bcfe, are attributable to our Camp Hill properties that we acquired in 1994.  The estimated future development costs to develop our proved undeveloped reserves on our Camp Hill properties are relatively low, on a per Mcfe basis, when compared to the estimated future development costs to develop our proved undeveloped reserves on our other oil and natural gas properties.  Furthermore, the average depletable life (the estimated time that it will take to produce all recoverable reserves) of our Camp Hill properties is considerably longer, or approximately 15 years, when compared to the depletable life of our remaining oil and natural gas properties of approximately 10 years.  Accordingly, the combination of a relatively low ratio of future development costs and a relatively long depletable life on our Camp Hill properties has resulted in a relatively low overall historical depletion rate and DD&A expense.  This has resulted in a capitalized cost basis associated with producing properties being depleted over a longer period than the associated production and revenue stream, causing the build-up of nondepleted capitalized costs associated with properties that have been completely depleted.  This combination of factors, in turn, has had a favorable impact on our earnings, which have been higher than they would have been had the Camp Hill properties not resulted in a relatively low overall depletion rate and DD&A expense and longer depletion period.  As a hypothetical illustration of this impact, the removal of our Camp Hill proved undeveloped reserves starting January 1, 2002 would have reduced our earnings by (1) an estimated $11.2 million in 2002 (comprised of after-tax charges for a $7.1 million full cost ceiling impairment and a $4.1 million depletion expense increase), (2) an estimated $5.9 million in 2003 (due to higher depletion expense), (3) an estimated $3.4 million in 2004 (due to higher depletion expense) (4) an estimated $6.9 million in 2005 (due to higher depletion expense) and (5) an estimated $0.7 million in 2006 (due to higher depletion expense).

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

Index

Our rate of recording depreciation, depletion and amortization expense for proved properties depends on our estimate of proved reserves.  If these reserve estimates decline, the rate at which we record these expenses will increase.  A 10% increase or decrease in our proved reserves would have increased or decreased our depletion expense by 9% for the three months ended June 30, 2007.

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

During the first six months of 2007, we entered into interest rate swap agreements with respect to amounts outstanding under the amended Second Lien Credit Facility.  These arrangements are designed to manage our exposure to interest rate fluctuations through December 31, 2008 by effectively exchanging existing obligations to pay interest based on floating rates for obligations to pay interest based on fixed LIBOR.  These derivatives will be marked-to-market at the end of each period and the realized and unrealized gain or loss will be recorded as gain (loss) on derivatives, net within Other Income and Expenses on our Consolidated Statements of Income.

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

The following table includes oil and natural gas positions settled during the three and six-months period ended June 30, 2007 and 2006, and the unrealized gain/(loss) associated with the outstanding oil and natural gas derivatives at June 30, 2007 and 2006.

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Oil positions settled (Bbls)	-	18,200	-	36,200
Natural gas positions settled (MMBtu)	1,547,000	1,275,000	3,434,000	2,357,000
Realized gain ($ millions) (1)	$ 0.3	$ 1.2	$ 2.6	$ 2.5
Unrealized gain/(loss) ($ millions) (1)	$ 3.5	$ 1.3	$ (4.5)	$ 4.6
__________
(1) Included in gain (loss) on derivatives, net in the Consolidated Statements of Income.

At June 30, 2007, we had the following outstanding natural gas derivative positions:

	Swaps		Collars
		Average		Average	Average
Quarter	MMbtu	Fixed Price(1)	MMBtu	Floor Price(1)	Ceiling Price(1)
Third Quarter 2007	828,000	$7.39	920,000	$7.31	$8.95
Fourth Quarter 2007	828,000	7.44	644,000	7.24	8.84
First Quarter 2008	273,000	7.94	910,000	7.71	9.49
Second Quarter 2008	273,000	7.94	546,000	7.33	9.07
Third Quarter 2008	276,000	7.94	368,000	7.35	9.10
Fourth Quarter 2008	276,000	7.94	368,000	7.35	9.10
__________
(1)Based on Houston Ship Channel spot prices.

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

Our natural gas derivative transactions are generally settled based upon the average of the reporting settlement prices on the Houston Ship Channel index for the last three trading days of a particular contract month.  Our oil derivative transactions are generally settled based on the average reporting settlement prices on the West Texas Intermediate index for each trading day of a particular calendar

Index

month.  For the second quarter of 2007, a 10% change in the price per Mcf of gas sold would have changed revenue by $0.3 million.   A 10% change in the price per barrel of oil would have changed revenue by $0.4 million.

Forward Looking Statements

The statements contained in all parts of this document, including, but not limited to, those relating to our schedule, targets, estimates or results of future drilling, including the number, timing and results of wells, budgeted wells, increases in wells, the timing and risk involved in drilling follow-up wells, expected working or net revenue interests, planned expenditures, prospects budgeted and other future capital expenditures, risk profile of oil and natural gas exploration, acquisition of 3-D seismic data (including number, timing and size of projects), planned evaluation of prospects, probability of prospects having oil and natural gas, expected production or reserves, increases in reserves, acreage, working capital requirements, hedging activities, the ability of expected sources of liquidity to implement the Company’s business strategy, future exploration activity, production rates, 2007 drilling program, growth in production, development of new drilling programs, hedging of production and exploration and development expenditures and all and any other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements.  When used in this document, the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions are intended to be among the statements that identify forward looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, the Company's dependence on its key personnel, factors that affect the Company's ability to manage its growth and achieve its business strategy, risks relating to limited operating history, technological changes, significant capital requirements of the Company, the potential impact of government regulations, litigation, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks, availability of equipment, weather, availability of financing, the results of audits and assessments and other factors detailed in the “Risk Factors” and other sections of the Company's Annual Report on Form 10-K for the year ended December 31, 2006 and other filings with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties.  You should not place undue reliance on forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement and the Company undertakes no obligation to update or revise any forward-looking statement.

Index

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2006.  There have been no material changes to the disclosure regarding our exposure to certain market risks made in the Annual Report on Form 10-K.  For information regarding our long-term debt, see Note 2 of the Notes to Consolidated Financial Statements (Unaudited) in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Index

ITEM 4 - CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  They concluded that the controls and procedures were effective as of June 30, 2007 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended June 30, 2007, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A – Risk Factors

In addition to the information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s purchases of its common stock on a monthly basis during the second quarter of 2007:

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	(or Appropriate Dollar
	(a) Total Number		Part of Publicly	Value) of Shares that May
	of Shares	(b) Average Price	Announced Plans or	Yet Be Purchased Under
Period	Purchased(1)	Paid Per Share	Programs	the Plan or Programs
April 2007	272	$36.01	-	-
May 2007	2,180	39.30	-	-
June 2007	-	-	-	-

Total	2,452	$38.94	-	-
__________

(1)  The 2,452 shares related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our long-term incentive plan.

Item 3 - Defaults Upon Senior Securities

None

Item 4 - Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Carrizo Oil & Gas, Inc., held on May 22, 2007, there were represented by person or by proxy 20,807,168 shares out of 26,001,692 entitled to vote as of the record date, constituting a quorum.

The matters submitted to a vote of shareholders were:

(1) the reelection of  Mr. S.P. Johnson IV; Mr. Steven A. Webster; Mr. Thomas L. Carter, Jr.; Mr. Paul B. Loyd, Jr.; Mr. F. Gardner Parker; Mr. Roger A. Ramsey and Mr. Frank A. Wojtek as directors, and

(2) the approval of the appointment of Pannell Kerr Forster of Texas, P.C. as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2007.

With respect to the election of directors, the following number of votes were cast for the nominees:  20,400,910 for Mr. Johnson and 406,258 withheld; 14,047,668 for Mr. Webster and 6,759,500 withheld; 20,567,337 for Mr. Carter and 239,831 withheld; 19,977,125 for Mr. Loyd and 830,043 withheld; 19,735,525 for Mr. Parker and 1,071,643 withheld; 20,597,150 for Mr. Ramsey and 210,018 withheld; 20,401,471 for Mr. Wojtek and 405,697 withheld.  There were no abstentions in the election of directors.

Index

With respect to the approval of the appointment of Pannell Kerr Forster of Texas, P.C. as the Company’s Independent Registered Public Accounting Firm, 20,792,025 votes were cast for the appointment, 10,824 votes were cast against, and 4,319 votes abstained.

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

Carrizo Oil & Gas, Inc.
(Registrant)

Date: August 8, 2007	By: /s/S. P. Johnson, IV
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2007	By: /s/Paul F. Boling
Chief Financial Officer
(Principal Financial and Accounting Officer)