Form 10-Q
period 2007-09-30
CARRIZO OIL & GAS INC
filed 2007-11-09
CIK 1040593

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

YES [ ]          NO [X]

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of November 1, 2007, the latest practicable date, was 27,982,089.

CARRIZO OIL & GAS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

Index

CARRIZO OIL & GAS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2007	2006
	(Unaudited)
	(In thousands, except per share amount)
CURRENT ASSETS:
Cash and cash equivalents	$4,576	$5,408
Accounts receivable, trade (net of allowance for doubtful accounts of $1,395 and $1,639
at September 30, 2007 and December 31, 2006, respectively)	29,391	25,871
Advances to operators	2,757	2,107
Fair value of derivative financial instruments	2,848	5,737
Other current assets	4,463	1,934
Total current assets	44,035	41,057

PROPERTY AND EQUIPMENT, net full-cost method of accounting for oil and natural gas properties (including unevaluated costs of properties of $117,398 and
$95,136 at September 30, 2007 and December 31, 2006, respectively)	567,152	445,447
DEFERRED FINANCING COSTS, NET	6,244	4,817
INVESTMENT IN PINNACLE GAS RESOURCES, INC.	11,941	2,771
OTHER ASSETS	640	703
TOTAL ASSETS	$630,012	$494,795

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable, trade	$29,069	$32,570
Accrued liabilities	22,464	20,885
Advances for joint operations	2,063	1,100
Current maturities of long-term debt	2,253	1,508
Other current liabilities	1,027	2,008
Total current liabilities	56,876	58,071

LONG-TERM DEBT, NET OF CURRENT MATURITIES	218,813	187,250
ASSET RETIREMENT OBLIGATION	5,370	3,625
FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS	324	-
DEFERRED INCOME TAXES	43,004	32,738
DEFERRED CREDITS	724	837

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Common stock, par value $0.01 (40,000 shares authorized with 27,979 and
25,981 issued and outstanding at September 30, 2007 and
December 31, 2006, respectively)	280	260
Additional paid-in capital	246,008	168,469
Retained earnings	60,843	49,875
Accumulated other comprehensive income, net of tax	5,991	-
Unearned compensation - restricted stock	(8,221)	(6,330)
Total shareholders' equity	304,901	212,274
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$630,012	$494,795

The accompanying notes are an integral part of these consolidated financial statements.

Index

CARRIZO OIL & GAS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(In thousands, except per share amounts)
OIL AND NATURAL GAS REVENUES	$30,305	$20,333	$85,808	$58,727

COSTS AND EXPENSES:
Oil and natural gas operating expenses (exclusive of depreciation, depletion
and amortization shown separately below)	6,940	3,893	17,203	10,980
Depreciation, depletion and amortization	10,190	7,594	29,033	21,630
General and administrative (inclusive of stock-based compensation expense of
$1,058 and $810 for the three months ended September 30, 2007 and 2006, respectively, and $3,050 and $1,999 for the nine months ended
September 30, 2007 and 2006, respectively)	4,360	3,118	13,577	10,469
Accretion expense related to asset retirement obligations	89	79	265	237

TOTAL COSTS AND EXPENSES	21,579	14,684	60,078	43,316

OPERATING INCOME	8,726	5,649	25,730	15,411

OTHER INCOME AND EXPENSES:
Gain on derivatives, net	3,676	3,684	2,045	12,087
Equity in income of Pinnacle Gas Resources, Inc.	-	-	-	35
Other income and expenses, net	6	29	262	202
Loss on early extinguishment of debt	-	(12)	-	(294)
Interest income	131	199	585	843
Interest expense	(7,018)	(4,883)	(19,701)	(13,752)
Capitalized interest	2,921	2,740	8,326	7,234

INCOME BEFORE INCOME TAXES	8,442	7,406	17,247	21,766
INCOME TAXES	(3,066)	(2,655)	(6,279)	(7,793)

NET INCOME	$5,376	$4,751	$10,968	$13,973

BASIC EARNINGS PER COMMON SHARE	$0.21	$0.19	$0.42	$0.57

DILUTED EARNINGS PER COMMON SHARE	$0.20	$0.18	$0.41	$0.55

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	26,142	25,254	25,836	24,549
DILUTED	26,982	25,987	26,668	25,272

The accompanying notes are an integral part of these consolidated financial statements.

Index

CARRIZO OIL & GAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine
	Months Ended
	September 30,
	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,968	$13,973
Adjustment to reconcile net income to net cash provided by operating activities-
Depreciation, depletion and amortization	29,033	21,630
Fair value loss (gain) of derivative financial instruments	3,552	(7,734)
Accretion of discounts on asset retirement obligations and debt	265	237
Stock-based compensation	3,050	1,999
Provision for allowance for doutbful accounts	(243)	-
Loss on extinguishment of debt	-	294
Equity in income of Pinnacle Gas Resources, Inc.	-	(35)
Deferred income taxes	5,906	7,503
Other	1,169	1,129
Changes in operating assets and liabilities
Accounts receivable	(3,276)	(3,766)
Other assets	(2,514)	1,705
Accounts payable	1,897	(778)
Accrued liabilities	(308)	1,087
Net cash provided by operating activities	49,499	37,244

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(150,514)	(146,196)
Change in capital expenditure accrual	(3,484)	1,376
Proceeds from the sale of properties	1,405	33,604
Advances to operators	963	(1,454)
Advances for joint operations	(651)	(1,894)
Other	64	(342)
Net cash used in investing activities	(152,217)	(114,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance and borrowings	129,000	53,000
Debt repayments	(96,693)	(36,159)
Common stock offering, net of costs	72,003	33,593
Stock options exercised	790	585
Deferred loan costs and other	(3,214)	(676)
Net cash provided by financing activities	101,886	50,343

NET DECREASE IN CASH AND CASH EQUIVALENTS	(832)	(27,319)

CASH AND CASH EQUIVALENTS, beginning of period	5,408	28,725

CASH AND CASH EQUIVALENTS, end of period	$4,576	$1,406

CASH PAID FOR INTEREST (NET OF AMOUNTS CAPITALIZED)	$9,867	$5,381

The accompanying notes are an integral part of these consolidated financial statements.

Index

CARRIZO OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The consolidated financial statements included herein have been prepared by Carrizo Oil & Gas, Inc. (the “Company”), and are unaudited.  The financial statements reflect the accounts of the Company and its subsidiaries after elimination of all significant intercompany transactions and balances.  The financial statements reflect necessary adjustments, all of which are of a recurring nature, and are in the opinion of management necessary for a fair presentation.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The Company believes that the disclosures included herein are adequate to allow the information presented not to be misleading.  The financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form
10-K for the year ended December 31, 2006 (the “2006 Form 10-K”).

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

Oil and Natural Gas Properties

Investments in oil and natural gas properties are accounted for using the full-cost method of accounting.  All costs directly associated with the acquisition, exploration and development of oil and natural gas properties are capitalized.  Such costs include lease acquisitions, seismic surveys, and drilling and completion equipment.  The Company proportionally consolidates its interests in oil and natural gas properties.  The Company capitalized compensation costs for employees working directly on exploration activities of $3.3 million and $2.2 million for the nine months ended September 30, 2007 and 2006, respectively.  Maintenance and repairs are expensed as incurred.

Depreciation, depletion and amortization (“DD&A”) of proved oil and natural gas properties is based on the unit-of-production method using estimates of proved reserve quantities.  Investments in unproved properties are not subject to DD&A until proved reserves associated with the projects can be determined or until they are impaired.  Unevaluated properties are evaluated periodically for impairment on a property-by-property basis.  If the results of an assessment indicate that the properties have been impaired, the

Index

amount of such impairment is determined and added to the proved oil and natural gas property costs subject to DD&A.  The depletable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values.  The depletion rate per Mcfe for the quarters ended September 30, 2007 and 2006 was $2.26 and $2.59, respectively.

Dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

Net capitalized costs are limited to a “ceiling-test” based on the estimated future net revenues, discounted at 10% per annum, from proved oil and natural gas reserves, based on current economic and operating conditions (“Full Cost Ceiling”).  If net capitalized costs exceed this limit, the excess is charged to earnings.  For the three-month periods ended September 30, 2007 and 2006, the Company did not have any charges associated with its ceiling test.

Depreciation of other property and equipment is provided using the straight-line method based on estimated useful lives ranging from five to 10 years.

Supplemental Cash Flow Information

The adjustment of the investment in Pinnacle of $6.0 million, net of tax and the capitalization of $1.7 million net of tax related to stock-based compensation associated with the adoption of the Statement of Financial Accounting Standards No. 123 (revised) (“SFAS No. 123 (R)”) are excluded from the Statement of Cash Flows for the nine months ended September 30, 2007 and 2006, respectively.  The Company paid no income taxes during the nine months ended September 30, 2007 and 2006.

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

The Company recognized the following stock-based compensation expense:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In millions)
Stock Option Expense	$0.1	$0.2	$0.3	$0.4
Restricted Stock Expense	1.0	0.6	2.8	1.6

Total Stock-Based Compensation Expense	$1.1	$0.8	$3.1	$2.0

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

Major Customers

The Company sold oil and natural gas production representing more than 10% of its oil and natural gas revenues as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Chevron/Texaco	-	11%	-	12%
Reichmann Petroleum	-	-	-	11%
Cokinos Natural Gas Company	17%	-	10%	-
Houston Pipeline Co.	14%	-	13%	-
Crosstex Energy Services	15%	-	15%	-
Energy Transfer	16%	10%	12%	-
Partner Energy Services	-	10%	-	-

Earnings Per Share

Supplemental earnings per share information is provided below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In thousands, except
	per share amounts)
Net income	$5,376	$4,751	$10,968	$13,973

Average common shares outstanding
Weighted average common shares outstanding	26,142	25,254	25,836	24,549
Stock options and warrants	840	733	832	723
Diluted weighted average common shares outstanding	26,982	25,987	26,668	25,272

Earnings per common share
Basic	$0.21	$0.19	$0.42	$0.57
Diluted	$0.20	$0.18	$0.41	$0.55

Basic earnings per common share is based on the weighted average number of shares of common stock outstanding during the periods.  Diluted earnings per common share is based on the weighted average number of common shares and all dilutive potential common shares issuable during the periods.  The Company had 2,500 stock options that were excluded in the calculation of dilutive shares for the three-month period ended September 30, 2006 because the exercise price of these instruments exceeded the underlying market value of the options.

Index

2.      LONG-TERM DEBT:

Long-term debt consisted of the following at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
	(In thousands)
Second Lien Credit Facility	$221,063	$147,750
Senior Secured Revolving Credit Facility	-	41,000
Other	3	8

	221,066	188,758
Current maturities	(2,253)	(1,508)

	$218,813	$187,250

Second Lien Credit Facility

On December 20, 2006, the Company amended its second lien credit agreement (the “Second Lien Credit Facility”) to increase the principal amount of the term loan agreement, lower the interest rate and provide flexibility in the debt covenants.  The amended Second Lien Credit Facility provides for a term loan facility in an aggregate principal amount of $225.0 million that matures in July 2010.  It is secured by substantially all of the Company’s assets and is guaranteed by the Company’s subsidiaries.  The liens securing the Second Lien Credit Facility are second in priority to the liens securing the Senior Secured Revolving Credit Facility (discussed below).

In January 2007, the Company drew the additional $75.0 million then available under the amended agreement.  The net proceeds of $72.1 million were used to repay the $41.0 million of borrowings then outstanding under the Senior Secured Revolving Credit Facility and to fund a portion of the Company’s capital expenditure program and for general corporate purposes.

The interest rate on each base rate loan will be (1) the greater of the Agent’s prime rate and the federal funds effective rate plus 0.5%, plus (2) a margin of 3.75%.  The interest rate on each Eurodollar loan will be the adjusted LIBOR rate plus a margin of 4.75%.  Interest on Eurodollar loans is payable on either the last day of each period or every three months, whichever is earlier.  Interest on base rate loans is payable quarterly.  On September 30, 2007, the interest rate was approximately 9.9%, excluding the impact of interest rate swaps.

Under this agreement, the Company is subject to certain covenants and restrictions on additional financing and other matters.  See the 2006 Form 10-K for further discussion.

Senior Secured Revolving Credit Facility

On May 25, 2006, the Company entered into a Senior Secured Revolving Credit Facility (“Senior Credit Facility”) with JPMorgan Chase Bank, National Association, as administrative agent, that matures May 25, 2010.  The Senior Credit Facility provides for a revolving credit facility up to the lesser of the borrowing base and $200.0 million.  It is secured by substantially all of the Company’s assets and is guaranteed by the Company’s subsidiaries.  The liens securing the Senior Credit Facility are first in priority to the liens securing the Second Lien Credit Facility.

On September 11, 2007, the Company entered into the Second Amendment (the “Second Amendment”) to the Senior Credit Facility.  The Second Amendment further provides that in the event the scheduled redetermination of the Borrowing Base is not made on or prior to January 1, 2008 as a result of the Company’s failure to comply with the requirement to deliver required engineering reports, the Borrowing Base will be reduced by $3 million commencing on January 1, 2008 and continuing on the first day of each month thereafter until the Borrowing Base is redetermined.  The Conforming Borrowing Base (as defined in the Senior Credit Facility) has been amended to be $100 million.  In connection with the Second Amendment, JPMorgan Chase Bank has assigned 44.4% of its commitment to Guaranty Bank.  In addition, the Second Amendment increases the amount of investments in others that the Company may make.

As of September 30, 2007, the Company had no outstanding borrowings under the Senior Credit Facility.

Index

The borrowing base will be determined by the lenders at least semi-annually on each May 1 and November 1, beginning November 1, 2006.  The Company may request one unscheduled borrowing base determination subsequent to each scheduled determination, and the lenders may request unscheduled determinations at any time.  At September 30, 2007, the borrowing base was $117.0 million.  Because of the recent borrowing base redetermination, the next scheduled redetermination will be in December 2007.

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

In 2003, the Company and its wholly-owned subsidiary CCBM, Inc. (“CCBM”) contributed their interests in certain natural gas and oil leases in Wyoming and Montana in areas prospective for coalbed methane to a newly formed entity, Pinnacle Gas Resources, Inc. (“Pinnacle”).  At September 30, 2007, the Company owned less than ten percent of Pinnacle’s outstanding equity and accounted for the investment under the cost method.  Prior to April 2006, the Company accounted for its interest in Pinnacle using the equity method.

During the second quarter of 2007, Pinnacle became a publicly traded entity on the Nasdaq Global Market.  For accounting purposes, the Pinnacle stock now has a readily determinable fair value.  Carrizo classifies the Pinnacle investment as available-for-sale and adjusts the investment to fair value through other comprehensive income.  At September 30, 2007, Carrizo increased the book value of its Pinnacle investment by $9.2 million, $6.0 million net of tax, and reported the fair value of the stock at $11.9 million (based on the closing price of Pinnacle’s common stock on September 30, 2007).

In June of 2007, Carrizo sold 41,894 shares of Pinnacle stock for net proceeds of $0.4 million and recognized a $0.3 million gain, which is included in Other income and expenses, net on the Consolidated Statements of Income.  As of September 30, 2007, Carrizo owned 2,417,208 shares of Pinnacle common stock.

On October 15, 2007, Pinnacle, Quest Resource Corporation (“Quest”), and Quest Merger Sub, Inc., a wholly owned subsidiary of Quest (“Merger Sub”), entered into an agreement and plan of merger whereby Merger Sub will merge with and into Pinnacle. The merger agreement provides for Quest’s acquisition of all of the issued and outstanding shares of Pinnacle’s common stock for aggregate consideration of approximately 19.1 million shares of Quest’s common stock, or approximately $207 million based on the closing price of Quest’s common stock on October 15, 2007.  Upon completion of the merger, each share of Pinnacle’s common stock will be converted into the right to receive 0.6584 of a share of common stock of Quest.  Completion of the merger transaction is conditioned upon, among other things, adoption of the merger agreement by both Pinnacle’s and Quest’s stockholders and consummation of an initial public offering of common units by Quest Energy Partners, L.P. (an affiliate of Quest).  Quest and Pinnacle have stated that they anticipate the closing of the merger will occur in the first or second quarter of 2008.  This transaction does not impact the accounting method for the Pinnacle investment.

4.	INCOME TAXES:

The Company provided deferred federal income taxes at the rate of 35% (which also approximates its statutory rate) that amounted to a tax expense of $2.9 million and $2.6 million for the three-month periods ended September 30, 2007 and 2006, respectively, and $5.9 million and $7.5 million for the nine-month periods ended September 30, 2007 and 2006, respectively.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  Carrizo classifies interest and penalties associated with income taxes as interest expense.  At September 30, 2007, the Company had no material uncertain tax positions and the tax years 2003 through 2006 remained open to review by federal and various state tax jurisdictions.

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

The Company issued 1,998,020 and 1,686,531 net shares of common stock during the nine months ended September 30, 2007 and 2006, respectively.  Shares issued during the nine months ended September 30, 2007 consisted of 1,800,000 shares issued in the September 2007 registered direct offering, 116,482 shares issued, net of 7,301 shares forfeited, as restricted stock awards to employees and 85,732 shares through the exercise of options granted under the Company’s Incentive Plan.  Shares issued during the nine months ended September 30, 2006 consisted of 1,350,000 shares issued in the July 2006 private placement, 236,351 shares issued, net of 23,292 shares forfeited, as restricted stock awards to employees, 99,800 shares issued through the exercise of options granted under the Company’s Incentive Plan and 2,000 shares issued in exchange for oil and gas properties in the Barnett Shale.  The Company also purchased and retired 4,194 and 1,620 shares to satisfy employee tax withholding obligations in connection with the vesting of the restricted stock during the nine months ended September 30, 2007 and 2006, respectively.

In September 2007, the Company sold 1,800,000 shares of its common stock to certain qualified investors in a registered direct offering at a price of $41.40 per share.  The number of shares sold was approximately 6.8% of the Company’s fully diluted shares outstanding before the offering.   The Company expects to use substantially all of the net proceeds to fund in part its capital expenditure program, including its drilling and leasing programs in the Barnett Shale and appraisal well drilling in the North Sea, and for other corporate purposes. Pending those uses, the Company used a portion of the net proceeds of approximately $72.0 million to repay $54 million of outstanding borrowings under the Senior Credit Facility.

7.	DERIVATIVE INSTRUMENTS:

The Company enters into swaps, options, collars and other derivative contracts to hedge the price risks associated with a portion of anticipated future oil and natural gas production.  The Company also uses interest rate swap agreements to manage the Company’s exposure to interest rate fluctuations on the Second Lien Credit Facility.

Index

The Company accounts for its oil and natural gas derivatives and interest rate swap agreements as non-designated hedges.  These derivatives are marked-to-market at each balance sheet date and the unrealized gains (losses) along with the realized gains (losses) associated with the cash settlements of derivative instruments are reported as gain (loss) on derivatives, net in Other Income and Expenses in the Consolidated Statements of Income.  For the three and nine-month periods ended September 30, 2007 and 2006, the Company recorded the following related to its derivatives:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(In millions)
Realized gains:
Natural gas and oil derivatives	$2.8	$1.1	$5.4	$3.6
Interest rate swaps	-	0.4	0.2	0.7
	2.8	1.5	5.6	4.3

Unrealized gains (losses):
Natural gas and oil derivatives	$1.0	$2.9	$(3.5)	$7.5
Interest rate swaps	(0.1)	(0.7)	-	0.3
	0.9	2.2	(3.5)	7.8

Gain on derivatives, net	$3.7	$3.7	$2.1	$12.1

The fair value of the outstanding derivatives at September 30, 2007 and December 31, 2006 was an asset of $2.5 million and $6.0 million, respectively.

At September 30, 2007, the Company had the following outstanding derivative positions:

	Natural Gas		Natural Gas
	Swaps		Collars
		Average		Average	Average
Quarter	MMbtu	Fixed Price(1)	MMBtu	Floor Price(1)	Ceiling Price(1)
Fourth Quarter 2007	828,000	$7.44	644,000	$7.24	$8.84
First Quarter 2008	273,000	7.94	1,456,000	7.49	9.26
Second Quarter 2008	273,000	7.94	1,092,000	7.23	8.97
Third Quarter 2008	276,000	7.94	920,000	7.22	8.97
Fourth Quarter 2008	276,000	7.94	1,103,000	7.18	8.83
First Quarter 2009	-	-	1,080,000	7.09	8.81
Second Quarter 2009	-	-	1,092,000	7.09	8.81
Third Quarter 2009	-	-	1,104,000	7.09	8.81
Fourth Quarter 2009	-	-	1,104,000	7.09	8.81

	Oil Collars
		Average	Average
Quarter	Bbls	Floor Price(2)	Ceiling Price (2)
Fourth Quarter 2007	27,600	$70.00	$75.90
First Quarter 2008	18,200	70.00	76.20
Second Quarter 2008	9,100	70.00	76.75
Third Quarter 2008	9,200	70.00	76.75
Fourth Quarter 2008	9,200	70.00	76.75

__________
(1)	Based on Houston Ship Channel spot prices.
(2)	Based on West Texas intermediate index prices.

Index

During the first and second quarter of 2007, the Company entered into interest swap agreements covering amounts outstanding under the Second Lien Credit Facility as amended in December 2006.  These arrangements are designed to manage the Company’s exposure to interest rate fluctuations through December 31, 2008 by effectively exchanging existing obligations to pay interest based on floating rates with obligations to pay interest based on fixed LIBOR.  The Company’s outstanding positions under interest rate swap agreements at September 30, 2007 were as follows (dollars in thousands):

	Notional	Fixed
Quarter	Amount	LIBOR Rate
Fourth Quarter 2007	$221,063	5.25%
First Quarter 2008	220,500	5.32%
Second Quarter 2008	219,938	5.32%
Third Quarter 2008	219,375	5.31%
Fourth Quarter 2008	218,813	5.31%

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

General Overview

Our third quarter 2007 included revenues of $30.3 million and record production of 4.4 Bcfe.  The key drivers to our success for the three and nine-month periods ended September 30, 2007 include the following:

Drilling program.  Our success is largely dependent on the results of our drilling program.  During the nine months ended September 30, 2007, we drilled 56 gross wells (38.4 net wells) with an apparent success rate of 96% that was comprised of: (1) 39 of 39 gross wells (31.3 net wells) in the Barnett Shale area, (2) five of six gross wells (1.5 of 1.8 net wells) in the onshore Gulf Coast area, (3) one of one gross well (0.2 net well) in the North Sea, (4) three of four gross wells (3.0 of 4.0 net wells) in the Camp Hill field and (5) six of six gross wells (1.1 net wells) in other areas.  We also drilled eight gross service wells (8.0 net wells) in the Camp Hill area.  At September 30, 2007, we had 25 gross wells that were awaiting completion or pipeline connections.

Production.  Our third quarter production of 4.4 Bcfe, or 48.2 MMcfe/d was a record high.  The third quarter production increased 55% from the third quarter 2006 production of 2.9 Bcfe and increased 6% from the second quarter 2007 production of 4.2 Bcfe.  The increase between second and third quarter of 2007 was due primarily to production from nine new wells in the Barnett Shale area and production for the entire third quarter of 2007 from the Doberman #1 in the Gulf Coast.  The increase from the third quarter of 2006 to the third quarter of 2007 was primarily due to new Barnett Shale wells, the addition of the Baby Ruth and Doberman wells in the Gulf Coast and the recompletion of the Galloway Gas Unit well #1 and the LL&E #1.

Commodity prices.  Natural gas prices during the third quarter of 2007 were $6.33 per Mcf (excluding the impact of our hedges), $0.06 per Mcf less than the price in the third quarter of 2006 and $1.21 per Mcf, or 16% lower than the price in the second quarter of 2007.  The decline in natural gas price from the second quarter of 2007 to the third quarter of 2007 was largely responsible for the decline in total revenues from $32.9 million in the second quarter of 2007 to $30.3 million in the third quarter of 2007.

Capital funding.  In order to fund our growth, we have taken steps to enhance our liquidity.  During the first quarter of 2007, we received $72.1 million of net proceeds under the amended Second Lien Facility.  During the third quarter of 2007, we received approximately $72.0 million in net proceeds from a registered direct offering of 1.8 million shares of our common stock.  The proceeds were used to retire borrowings under the Senior Credit Facility and to fund our drilling program and general corporate purposes.  In September 2007, our borrowing base availability on our Senior Credit Facility increased from $74.8 million to $117.0 million.  The next borrowing base redetermination is scheduled for December 2007.

Outlook

Our outlook for the future remains positive.  To continue our success:

•
We plan to continue with the 2007 drilling program to drill 53 gross wells in the Barnett Shale area, ten gross wells in the Gulf Coast area, 25 to 30 gross wells in our Camp Hill field (which includes approximately 14 service wells) and five wells in other areas.  In the Barnett Shale, we plan to utilize two drillings rigs in SE Tarrant County, Texas through the third quarter 2008 with each rig scheduled to drill one horizontal well each month.  Our other two drilling rigs will be dedicated to drilling horizontal wells in Tarrant, Denton and Parker counties.  We expect to spend between $145 million and $165 million on our 2007 drilling program.  The actual number of wells drilled will vary depending upon various factors, including the availability and cost of drilling rigs, land and industry partner issues, our cash flow, success of drilling programs, weather delays and other factors.  If we drill the number of wells we have budgeted for 2007, depreciation, depletion and amortization, oil and natural gas operating expenses and production are expected to increase over levels incurred in 2006.  Our ability to drill this number of wells is heavily dependent upon the timely access to oilfield services, particularly drilling rigs.

Index

•	We expect to continue our efforts to grow production. Our estimated daily production for the month of October 2007 was approximately 53 Mcfe/day.

•
We plan to continue the development of  other new drilling programs in the Floyd Shale in Mississippi, the Fayetteville Shale in Arkansas and the North Sea.  We fracture stimulated our horizontal well in the Floyd Shale and are swabbing back frac fluid currently.  We are assessing development plans for the Huntington discovery in Block 22-14b in the North Sea.  An appraisal well was spud on August 30, 2007 with expected drilling and testing time of approximately five months.  As a result of our recent experience in the North Sea, we currently expect that we will seek to significantly expand our expenditures in that area over the next several years.  We may seek project financing or other financing alternatives for the development of the North Sea assets.

•
We expect to hedge production to decrease commodity price fluctuations.  At September 30, 2007, we had hedged approximately 11,521,000 MMBtus of natural gas production through 2009 and 73,300 Bbls of oil production through 2008.

•
During 2007, we experienced unexpected delays in the development of the Camp Hill field.  Our 2007 drilling program in the Camp Hill field has been delayed primarily due to the unavailability of the rig we use to drill in the field.  However, we recently received a firm commitment from our drilling contractor to drill exclusively for us for the remainder of 2007 and through February 2008.  We believe that we are on track to drill 27 to 30 wells in 2007 (including 14 service wells).  We also experienced operational and administrative problems with our steam injection process.  The steam generators expected to be used were not available due to delays in repair work and/or permit issues.  We injected steam in the Camp Hill field through one of our generators until it encountered operational damage in January 2007.  We expect to receive a replacement generator in December 2007 and to commence steam injection as soon thereafter as possible.  Our other two generators have not been available for injection due to unexpected permitting issues and the need for repair work.   We currently expect that these two generators will be ready to inject steam by the end of March 2008 with respect to one generator and by the end of June 2008, with respect to the other.  We recently received the permits for these two generators to recommence injection.  Although these permits will only allow us to inject steam at 64% of the rate that we had anticipated, based upon the rate under the prior permits for these same generators, we expect to continue to appeal to the regulatory authorities to reinstate the 100 % rate of generation allowed under the original permits.  Even if we are unsuccessful in increasing the generation rates under our permits, our proved reserve volumes for the Camp Hill field are not expected to decrease as a result.  A lower generation rate assumption (incorporated into our internal September 30, 2007 proved reserve estimate), however, does extend the productive life of the field by approximately 33% with a corresponding 19%, or $31.2 million, reduction in the present value of the estimated future net revenues discounted at 10% per annum attributable to these proved reserves.  Prospectively, we expect to continue to use the lower generation rate assumption in our proved reserve estimates, unless and until such time that we are successful in increasing the generation rates in our permits.

Results of Operations

Three Months Ended September 30, 2007,
Compared to the Three Months Ended September 30, 2006

Oil and natural gas revenues for the three months ended September 30, 2007 increased to $30.3 million from $20.3 million for the same period in 2006.  Production volumes for natural gas for the three months ended September 30, 2007 increased to 4.1 Bcf from 2.4 Bcf for the same period in 2006.  Average natural gas prices, excluding the impact of the gain from our cash settled derivatives of $2.8 million and $1.1 million for the quarters ended September 30, 2007 and 2006, respectively, decreased to $6.33 per Mcf in the third quarter of 2007 from $6.39 per Mcf in the same period in 2006.  Average oil prices for the quarter ended September 30, 2007 increased 10% to $75.40 from $68.46 per barrel in the same period in 2006.  The increase in natural gas production volume was due primarily to the addition of new Barnett Shale wells, production from the Baby Ruth and Doberman #1 wells in the Gulf Coast region and increased production from the recompleted Galloway Gas Unit 1 well #1 and LL&E #1 in the Gulf Coast area.

Index

The following table summarizes production volumes, average sales prices and operating revenues (excluding the impact of derivatives) for the three months ended  September 30, 2007 and 2006:

			2007 Period
	Three Months Ended		Compared to 2006 Period
	September 30,		Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Production volumes
Oil and condensate (MBbls)	59	69	(10)	(14)%
Natural gas (MMcf)	4,080	2,443	1,637	67%
Average sales prices
Oil and condensate (per Bbl)	$75.40	$68.46	$6.94	10%
Natural gas (per Mcf)	6.33	6.39	(0.06)	(1)%
Operating revenues (In thousands)
Oil and condensate	$4,457	$4,716	$(259)	(5)%
Natural gas	25,848	15,617	10,231	66%

Total Operating Revenues	$30,305	$20,333	$9,972	49%

Oil and natural gas operating expenses for the three months ended September 30, 2007 increased 78% to $6.9 million from $3.9 million for the same period in 2006 primarily as a result of (1) higher lifting costs of $0.9 million primarily attributable to increased production and the increased number of producing wells, (2) increased workover expense of $0.3 million, (3) increased ad valorem taxes of $0.4 million and (4) increased transportation and other product costs of $1.3 million mainly attributable to the Barnett Shale area.

Depreciation, depletion and amortization (DD&A) expense for the three months ended September 30, 2007 increased 34% to $10.2 million ($2.30 per Mcfe) from $7.6 million ($2.66 per Mcfe) for the same period in 2006.  This increase was primarily due to an increase in production volumes partially offset by a decrease in the DD&A rate attributable to the increase in the reserve base.

General and administrative expense for the three months ended September 30, 2007 increased by $1.3 million to $4.4 million from $3.1 million for the corresponding period in 2006 primarily as a result of (1) an increase in staff and related costs, (2) increased stock-based compensation, (3) increased legal and consulting fees and (4) higher rent expense as a result of office expansion.

The net gain on derivatives of $3.7 million in the third quarter of 2007 was comprised of (1) $2.8 million of realized gain on net cash settled derivatives and (2) $0.9 million of net unrealized mark-to-market gain on derivatives.  The net gain on derivatives of $3.7 million in the third quarter of 2006 was comprised of (1) $1.5 million of realized gain on net cash settled derivatives and (2) $2.2 million of net unrealized mark-to-market gain on derivatives.

Interest expense and capitalized interest for the three months ended September 30, 2007 were $7.0 million and ($2.9) million, respectively, as compared to $4.9 million and $(2.7) million for the same period in 2006.  The increases in 2007 were largely attributable to the $75.0 million increase in our  Second Lien Credit Facility in January 2007, the borrowings under the Senior Secured Credit Facility and higher effective interest rates.

Income tax expense increased to $3.1 million for the three months ended September 30, 2007 from the $2.7 million expense for the same period in 2006 as a result of higher taxable income.

Nine Months Ended September 30, 2007,
Compared to the Nine Months Ended September 30, 2006

Oil and natural gas revenues for the nine months ended September 30, 2007 increased 46% to $85.8 million from $58.7 million for the same period in 2006.  Production volumes for natural gas for the nine months ended September 30, 2007 increased to 10.8 Bcf from 7.0 Bcf for the same period in 2006.  Average natural gas prices excluding the impact of the gain from our cash settled derivatives of $5.4 million and $3.6 million for the nine months ended September 30, 2007 and 2006, respectively, increased 2% to $6.88 per Mcf from $6.74 per Mcf in the same period in 2006.  Average oil prices for the nine months ended September 30, 2007 decreased 1% to $65.22 from $65.54 per barrel in the same period in 2006.  The increase in natural gas production volume was due primarily to new

Index

Barnett Shale wells and increased production in the Gulf Coast from the addition of the Doberman #1 and Baby Ruth wells and the recompletion of the Galloway Gas Unit #1 well #1.

The following table summarizes production volumes, average sales prices and operating revenues (excluding the impact of derivatives) for the nine months ended September 30, 2007 and 2006:

			2007 Period
	Nine Months Ended		Compared to 2006 Period
	September 30,		Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Production volumes
Oil and condensate (MBbls)	182	179	3	2%
Natural gas (MMcf)	10,753	6,976	3,777	54%
Average sales prices
Oil and condensate (per Bbl)	$65.22	$65.54	$(0.32)	(1)%
Natural gas (per Mcf)	6.88	6.74	0.14	2%
Operating revenues (In thousands)
Oil and condensate	$11,881	$11,734	$147	1%
Natural gas	73,927	46,993	26,934	57%

Total Operating Revenues	$85,808	$58,727	$27,081	46%

Oil and natural gas operating expenses for the nine months ended September 30, 2007 increased 56% to $17.2 million from $11.0 million for the same period in 2006 primarily as a result of (1) higher lifting costs of $2.5 million primarily attributable to increased production, the increased number of producing wells and the rising costs of oilfield services, (2) higher workover expenses of $0.4 million, (3) increased ad valorem taxes of $0.9 million and (4) increased transportation and other product costs of $2.3 million mainly attributable to the Barnett Shale area.

DD&A expense for the nine months ended September 30, 2007 increased 34% to $29.0 million ($2.45 per Mcfe) from $21.6 million ($2.69 per Mcfe) for the same period in 2006.  This increase was primarily due to an increase in production volumes partially offset by a decrease in the DD&A rate attributable to the increase in the reserve base.

General and administrative expense for the nine months ended September 30, 2007 increased by $3.1 million to $13.6 million from $10.5 million for the corresponding period in 2006 due primarily to (1) an increase in staff and related costs, (2) increased stock-based compensation, (3) higher rent and office expense due to office expansion and (4) increased legal and consulting fees.

The net gain on derivatives of $2.1 million in the first nine months of 2007 was comprised of (1) $5.6 million of realized gain on net cash settled derivatives and (2) $(3.5) million of net unrealized mark-to-market loss on derivatives.  The net gain on derivatives of $12.1 million in the first nine months of 2006 was comprised of (1) $4.3 million of realized gain on net cash settled derivatives and (2) $7.8 million of net unrealized mark-to-market gain on derivatives.

Interest expense and capitalized interest for the nine months ended September 30, 2007 were $19.7 million and $(8.3) million, respectively, as compared to $13.8 million and $(7.2) million for the same period in 2006.  The increases in 2007 were largely attributable to the $75.0 million increase in our  Second Lien Credit Facility in January 2007, borrowings under the Senior Secured Credit Facility beginning mid-2006 and higher effective interest rates.

Income tax expense decreased to $6.3 million for the nine months ended September 30, 2007 from the $7.8 million for the same period in 2006 as a result of lower taxable income.

Liquidity and Capital Resources

Sources and Uses of Cash.  During the nine months ended September 30, 2007, capital expenditures, net of proceeds for property sales, exceeded our net cash.  During 2007, we have used cash generated from operations, additional borrowings under our Second Lien Credit Facility and the Senior Credit Facility and proceeds from the issuance of our common stock.  Potential primary sources of future liquidity include the following:

Index

•
Cash on hand and cash generated by operations.  Cash flows from operations are highly dependent on commodity prices and market conditions for oil and gas field services.  We hedge a portion of our production to reduce the downside risk of declining natural gas prices.

•
Available draws on the Senior Credit Facility.  During the third quarter of 2007, we requested a borrowing base re-determination for the Senior Credit Facility and in September of 2007, the borrowing base availability increased from $74.8 million to $117.0 million.  At November 1, 2007, cash available under the Senior Credit Facility was $105.0 million.  The next borrowing base redetermination is scheduled for December 2007.

•	Other debt and equity offerings. As situations or conditions arise, we may issue debt or equity instruments to supplement our cash flows.

•	Asset sales. In order to fund our drilling program, we may consider the sale of certain properties or assets no longer deemed core to our future growth.

Our primary use of cash is capital expenditures related to our drilling program.  We plan to spend approximately $145 million to $165 million on our 2007 drilling program.  For the nine months ended September 30, 2007, we have incurred approximately $151 million in capital expenditures.

Overview of Cash Flow Activities.  Cash flows provided by operating activities were $49.5 million and $37.2 million for the nine months ended September 30, 2007 and 2006, respectively.  The increase was primarily due to an increase in income largely attributable to increased production.

Cash flows used in investing activities were $152.2 million for the nine months ended September 30, 2007 and related primarily to oil and gas property expenditures.  Cash flows used in investing activities were $114.9 million for the nine months ended September 30, 2006 as capital expenditures for oil and gas properties of $146.2 million were partially offset by proceeds from the sale of properties of $33.6 million.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $101.9 million and related primarily to the additional borrowings of $75.0 million under the Second Lien Credit Facility in January 2007 and net proceeds of $72.0 million from the issuance of common stock in September 2007 (see Notes 2 and 6 in the Notes to Consolidated Financial Statements for further discussion of these transactions).  These cash proceeds were partially offset by the paydown of the Senior Credit Facility.  Net cash provided by financing activities for the nine months ended September 30, 2006 was $50.3 million and related primarily to the additional borrowings under the Senior Credit Facility and the net proceeds of $33.6 million from the issuance of common stock, partially offset by $36.2 million of debt repayments.

Liquidity/Cash Flow Outlook.  We believe that the cash generated from operations along with cash on hand and the cash available under the Senior Credit Facility is sufficient to meet our immediate needs but we may need to seek other financing alternatives, including additional debt or equity financings, to fully fund our 2007 and 2008 capital program, especially if there are additional capital needs in our Floyd Shale or North Sea plays.

We may not be able to obtain financing needed in the future on terms that would be acceptable to us.  If we cannot obtain adequate financing, we may be required to limit or defer our planned oil and natural gas exploration and development program, thereby adversely affecting the recoverability and ultimate value of our oil and natural gas properties.

Contractual Obligations

During the third quarter of 2007, we entered into a firm drilling agreement for one rig over a three-year term scheduled to begin in the first quarter of 2008.  The estimated obligation is approximately $8 million per year through 2010.

Financing Arrangements

Senior Secured Revolving Credit Facility

During the third quarter of 2007, we amended our Senior Credit Facility as discussed in Note 2 in the Notes to Consolidated Financial Statements.

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

The significant estimates are based on current assumptions that may be materially effected by changes to future economic conditions such as the market prices received for sales of volumes of oil and natural gas, interest rates, the market value of our common stock and corresponding volatility and our ability to generate future taxable income.  Future changes to these assumptions may materially affect these significant estimates in the near term.

Oil and Natural Gas Properties

We account for investments in natural gas and oil properties using the full-cost method of accounting.  All costs directly associated with the acquisition, exploration and development of natural gas and oil properties are capitalized.  These costs include lease acquisitions, seismic surveys, and drilling and completion equipment.  We proportionally consolidate our interests in natural gas and oil properties.  We capitalized compensation costs for employees working directly on exploration activities of $3.3 million and $2.2 million for the nine months ended September 30, 2007 and 2006, respectively.  We expense maintenance and repairs as they are incurred.

We amortize natural gas and oil properties based on the unit-of-production method using estimates of proved reserve quantities.  We do not amortize investments in unproved properties until proved reserves associated with the projects can be determined or until these investments are impaired.  We periodically evaluate, on a property-by-property basis, unevaluated properties for impairment.  If the results of an assessment indicate that the properties are impaired, we add the amount of impairment to the proved natural gas and oil property costs to be amortized.  The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values.  The depletion rate per Mcfe for the three months ended September 30, 2007 and 2006 was $2.26 and $2.59, respectively.

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

In connection with our September 30, 2007 Full Cost Ceiling test computation, a price sensitivity study also indicated that a 10% increase or decrease in commodity prices at September 30, 2007 would have increased or decreased the Full Cost Ceiling test cushion by approximately $52 million.  The aforementioned price sensitivity is as of September 30, 2007 and, accordingly, does not include any potential changes in reserve values due to subsequent performance or events, such as commodity prices, reserve revisions and drilling results.

The Full Cost Ceiling cushion at the end of September 2007 of approximately $113.7 million was based upon average realized oil and natural gas prices of $76.79 per Bbl and $6.48 per Mcf, respectively, or a volume weighted average price of $45.63 per BOE.  This cushion, however, would have been zero on such date at an estimated volume weighted average price of $35.61 per BOE.  A BOE means one barrel of oil equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids, which approximates the relative energy content of oil, condensate and natural gas liquids as compared to natural gas.  Prices have historically been higher or substantially higher, more often for oil than natural gas on an energy equivalent basis, although there have been periods in which they have been lower or substantially lower.

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

We have a significant amount of proved undeveloped reserves.  We had 116.9 Bcfe and 126.2 Bcfe of proved undeveloped reserves at September 30, 2007 and December 31, 2006, respectively, representing 48% and 60% of our total proved reserves.  As of September 30, 2007 and December 31, 2006, a large portion of these proved undeveloped reserves, or approximately 32.8 Bcfe, are attributable to our Camp Hill properties that we acquired in 1994.  The estimated future development costs to develop our proved undeveloped reserves on our Camp Hill properties are relatively low, on a per Mcfe basis, when compared to the estimated future development costs to develop our proved undeveloped reserves on our other oil and natural gas properties.  Furthermore, the average depletable life (the estimated time that it will take to produce all recoverable reserves) of our Camp Hill properties is considerably longer, or approximately 15 years, when compared to the depletable life of our remaining oil and natural gas properties of approximately 10 years.  Accordingly, the combination of a relatively low ratio of future development costs and a relatively long depletable life on our Camp Hill properties has resulted in a relatively low overall historical depletion rate and DD&A expense.  This has resulted in a capitalized cost basis associated with producing properties being depleted over a longer period than the associated production and revenue stream, causing the build-up of nondepleted capitalized costs associated with properties that have been completely depleted.  This combination of factors, in turn, has had a favorable impact on our earnings, which have been higher than they would have been had the Camp Hill properties not resulted in a relatively low overall depletion rate and DD&A expense and longer depletion period.  As a hypothetical illustration of this impact, the removal of our Camp Hill proved undeveloped reserves starting January 1, 2002 would have reduced our earnings by (1) an estimated $11.2 million in 2002 (comprised of after-tax charges for a $7.1 million full cost ceiling impairment and a $4.1 million depletion expense increase), (2) an estimated $5.9 million in 2003 (due to higher depletion expense), (3) an estimated $3.4 million in 2004 (due to higher depletion expense) (4) an estimated $6.9 million in 2005 (due to higher depletion expense) and (5) an estimated $0.7 million in 2006 (due to higher depletion expense).

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

Index

We depreciate other property and equipment using the straight-line method based on estimated useful lives ranging from five to ten years.

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

Our rate of recording depreciation, depletion and amortization expense for proved properties depends on our estimate of proved reserves.  If these reserve estimates decline, the rate at which we record these expenses will increase.  A 10% increase or decrease in our proved reserves would have increased or decreased our depletion expense by 9% for the three months ended September 30, 2007.

At December 31, 2006, approximately 75% of our proved reserves were proved undeveloped and proved nonproducing.  Moreover, some of the producing wells included in our reserve reports as of December 31, 2006 had produced for a relatively short period of time as of that date.  Because most of our reserve estimates are calculated using volumetric analysis, those estimates are less reliable than estimates based on a lengthy production history.  Volumetric analysis involves estimating the volume of a reservoir based on the net feet of pay of the structure and an estimation of the area covered by the structure based on seismic analysis.  In addition, realization or recognition of our proved undeveloped reserves will depend on our development schedule and plans.  Lack of certainty with respect to development plans for proved undeveloped reserves could cause the discontinuation of the classification of these reserves as proved.  We have from time to time chosen to delay development of our proved undeveloped reserves in the Camp Hill field in East Texas in favor of pursuing shorter-term exploration projects with higher potential rates of return, adding to our lease position in this field and further evaluating additional economic enhancements for this field's development.  The average life of the Camp Hill proved undeveloped reserves is approximately 15 years, with 50% of these reserves being booked over eight years ago.  Although we have increased the pace of the development of the Camp Hill project, there can be no assurance that the aforementioned discontinuance will not occur.  For more information on the development of the Camp Hill field, see “Outlook” above.

Derivative Instruments

We use derivatives to manage price and interest rate risk underlying our oil and natural gas production and the variable interest rate on the Second Lien Credit Facility.  We have elected to account for our derivative contracts as non-designated derivatives that will be marked-to-market.  For a discussion of the impact of changes in the prices of oil and gas on our hedging transactions, see “Volatility of Oil and Natural Gas Prices” below.

During 2007, we entered into interest rate swap agreements with respect to amounts outstanding under the amended Second Lien Credit Facility.  These arrangements are designed to manage our exposure to interest rate fluctuations through December 31, 2008 by effectively exchanging existing obligations to pay interest based on floating rates for obligations to pay interest based on fixed LIBOR.  These derivatives will be marked-to-market at the end of each period and the realized and unrealized gain or loss will be recorded as gain (loss) on derivatives, net within Other Income and Expenses on our Consolidated Statements of Income.

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

The following table includes oil and natural gas positions settled during the three and nine-months period ended September 30, 2007 and 2006, and the unrealized gain/(loss) associated with the outstanding oil and natural gas derivatives at September 30, 2007 and 2006.

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Oil positions settled (Bbls)	18,300	27,600	18,300	63,800
Natural gas positions settled (MMBtu)	1,898,000	1,163,000	5,332,000	3,520,000
Realized gain ($ millions) (1)	$2.8	$1.1	$5.4	$3.6
Unrealized gain/(loss) ($ millions) (1)	$1.0	$2.9	$(3.5)	$7.5

__________
(1) Included in gain (loss) on derivatives, net in the Consolidated Statements of Income.

Index

At September 30, 2007, we had the following outstanding natural gas derivative positions:

	Natural Gas		Natural Gas
	Swaps		Collars
		Average		Average	Average
Quarter	MMbtu	Fixed Price(1)	MMBtu	Floor Price(1)	Ceiling Price(1)
Fourth Quarter 2007	828,000	$7.44	644,000	$7.24	$8.84
First Quarter 2008	273,000	7.94	1,456,000	7.49	9.26
Second Quarter 2008	273,000	7.94	1,092,000	7.23	8.97
Third Quarter 2008	276,000	7.94	920,000	7.22	8.97
Fourth Quarter 2008	276,000	7.94	1,103,000	7.18	8.83
First Quarter 2009	-	-	1,080,000	7.09	8.81
Second Quarter 2009	-	-	1,092,000	7.09	8.81
Third Quarter 2009	-	-	1,104,000	7.09	8.81
Fourth Quarter 2009	-	-	1,104,000	7.09	8.81

	Oil Collars
		Average	Average
Quarter	Bbls	Floor Price(2)	Ceiling Price (2)
Fourth Quarter 2007	27,600	$70.00	$75.90
First Quarter 2008	18,200	70.00	76.20
Second Quarter 2008	9,100	70.00	76.75
Third Quarter 2008	9,200	70.00	76.75
Fourth Quarter 2008	9,200	70.00	76.75

__________
(1)	Based on Houston Ship Channel spot prices.
(2)	Based on West Texas intermediate index prices.

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

Our natural gas derivative transactions are generally settled based upon the average of the reporting settlement prices on the Houston Ship Channel index for the last three trading days of a particular contract month.  Our oil derivative transactions are generally settled based on the average reporting settlement prices on the West Texas Intermediate index for each trading day of a particular calendar month.  For the third quarter of 2007, a 10% change in the price per Mcf of natural gas sold would have changed revenue by $2.6 million.  A 10% change in the price per barrel of oil would have changed revenue by $0.4 million.

Forward Looking Statements

The statements contained in all parts of this document, including, but not limited to, those relating to our schedule, targets, estimates or results of future drilling, including the number, timing and results of wells, budgeted wells, increases in wells, the timing and risk involved in drilling follow-up wells, expected working or net revenue interests, planned expenditures, prospects budgeted and other future capital expenditures, risk profile of oil and natural gas exploration, acquisition of 3-D seismic data (including number, timing and size of projects), planned evaluation of prospects, probability of prospects having oil and natural gas, expected production or reserves, increases in reserves, acreage, working capital requirements, hedging activities, the ability of expected sources of liquidity to

Index

implement the Company’s business strategy, future exploration activity, production rates, 2007 drilling program, growth in production, development of new drilling programs, hedging of production and exploration and development expenditures, Camp Hill development and all and any other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements.  When used in this document, the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions are intended to be among the statements that identify forward looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, the Company's dependence on its key personnel, factors that affect the Company's ability to manage its growth and achieve its business strategy, risks relating to limited operating history, technological changes, significant capital requirements of the Company, the potential impact of government regulations, litigation, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks, availability of equipment, weather, availability of financing, ability to obtain permits, the results of audits and assessments and other factors detailed in the “Risk Factors” and other sections of the Company's Annual Report on Form 10-K for the year ended December 31, 2006 and other filings with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties.  You should not place undue reliance on forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement and the Company undertakes no obligation to update or revise any forward-looking statement.

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

Index

ITEM 4 - CONTROLS AND PROCEDURES

 Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  They concluded that the controls and procedures were effective as of September 30, 2007 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls.  There was no change in our internal control over financial reporting during the quarter ended September 30, 2007, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s purchases of its common stock on a monthly basis during the third quarter of 2007:

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	(or Appropriate Dollar
	(a) Total Number		Part of Publicly	Value) of Shares that May
	of Shares	(b) Average Price	Announced Plans or	Yet Be Purchased Under
Period	Purchased(1)	Paid Per Share	Programs	the Plan or Programs
July 2007	221	$38.81	-	-
August 2007	662	41.62	-	-
September 2007	-	-	-	-

Total	883	$40.92	-	-

__________

(1)  The 883 shares related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our long-term incentive plan.

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
Second Amendment effective as of September 11, 2007 to Credit Agreement dated as of May 25, 2006 among the Company, as Borrower, Certain Subsidiaries of Borrower, as Guarantors, JPMorgan Chase Bank, National Association, as Administrative Agent and Lender, and Guaranty Bank as Lender (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2007).

†10.2	—
Form of Securities Purchase Agreement between the Company and the purchasers named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 12, 2007).

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

Carrizo Oil & Gas, Inc.
(Registrant)

Date: November 9, 2007	By: /s/S. P. Johnson, IV
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 9, 2007	By: /s/Paul F. Boling
Chief Financial Officer
(Principal Financial and Accounting Officer)