Form 10-Q/A
period 2007-09-30
CARRIZO OIL & GAS INC
filed 2008-01-31
CIK 1040593

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q/A

(Amendment No.1 to Form 10-Q filed November 9, 2007)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THESECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

     We hereby amend and restate in their entirety the following items of our quarterly report on Form 10-Q for the quarter ended September 30, 2007 as originally filed with the Securities and Exchange Commission on November 9, 2007: (i) Item 1 of Part I, “Financial Information” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 6 of Part II, “Exhibits”; and (iv) Item 4 of Part I, “Controls and Procedures.”  We have also updated the signature page and the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2.  No other sections were affected.

     This Form 10-Q/A is being filed to restate our consolidated financial statements and related disclosures as of and for the three-month and nine-month periods ended September 30, 2007.

     In connection with our annual reporting and disclosure procedures related to our interest rate derivatives, we determined that our unrealized mark-to-market adjustment for our open interest rate derivative positions at September 30, 2007 was incomplete.  As a result, we are restating in this Form 10-Q/A our consolidated financial information for the three-month and nine-month periods ended September 30, 2007. The effect of the restatement resulted in, among other things, a decrease in the “gain on derivatives, net” of $1.8 million (non-cash) and a reduction in net income of approximately $1.1 million for the three and nine months ended September 30, 2007.  Please read Note 2 of the Notes to Unaudited Consolidated Financial Statements in Item 1 of Part I of this Form 10-Q/A for more information related to the restatement.

No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q to reflect events occurring after the original filing date, except as required to reflect the effects of the restatement.

CARRIZO OIL & GAS, INC.

FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

Index

CARRIZO OIL & GAS, INC.

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
ASSETS	2007	2006
	(Restated)
	(Unaudited)
	(In thousands, except per share amount)
CURRENT ASSETS:
Cash and cash equivalents	$4,576	$5,408
Accounts receivable, trade (net of allowance for doubtful accounts of $1,395 and $1,639
at September 30, 2007 and December 31, 2006, respectively)	29,391	25,871
Advances to operators	2,757	2,107
Fair value of derivative financial instruments	2,848	5,737
Other current assets	4,894	1,934
Total current assets	44,466	41,057

PROPERTY AND EQUIPMENT, net full-cost method of accounting for oil and natural gas properties (including unevaluated costs of properties of $117,398 and
$95,136 at September 30, 2007 and December 31, 2006, respectively)	567,152	445,447
DEFERRED FINANCING COSTS, NET	6,244	4,817
INVESTMENT IN PINNACLE GAS RESOURCES, INC.	11,941	2,771
OTHER ASSETS	824	703
TOTAL ASSETS	$630,627	$494,795

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable, trade	$29,069	$32,570
Accrued liabilities	22,464	20,885
Advances for joint operations	2,063	1,100
Current maturities of long-term debt	2,253	1,508
Other current liabilities	2,258	2,008
Total current liabilities	58,107	58,071

LONG-TERM DEBT, NET OF CURRENT MATURITIES	218,813	187,250
ASSET RETIREMENT OBLIGATION	5,370	3,625
FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS	851	-
DEFERRED INCOME TAXES	43,004	32,738
DEFERRED CREDITS	724	837

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Common stock, par value $0.01 (40,000 shares authorized with 27,979 and
25,981 issued and outstanding at September 30, 2007 and
December 31, 2006, respectively)	280	260
Additional paid-in capital	246,008	168,469
Retained earnings	59,700	49,875
Accumulated other comprehensive income, net of tax	5,991	-
Unearned compensation - restricted stock	(8,221)	(6,330)
Total shareholders' equity	303,758	212,274
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$630,627	$494,795

Index

CARRIZO OIL & GAS, INC.

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
	(Restated)		(Restated)
	(In thousands, except per share amounts)
OIL AND NATURAL GAS REVENUES	$30,305	$20,333	$85,808	$58,727

COSTS AND EXPENSES:
Oil and natural gas operating expenses (exclusive of depreciation, depletion
and amortization shown separately below)	6,940	3,893	17,203	10,980
Depreciation, depletion and amortization	10,190	7,594	29,033	21,630
General and administrative (inclusive of stock-based compensation expense of
$1,058 and $810 for the three months ended September 30, 2007 and 2006, respectively, and $3,050 and $1,999 for the nine months ended
September 30, 2007 and 2006, respectively)	4,360	3,118	13,577	10,469
Accretion expense related to asset retirement obligations	89	79	265	237

TOTAL COSTS AND EXPENSES	21,579	14,684	60,078	43,316

OPERATING INCOME	8,726	5,649	25,730	15,411

OTHER INCOME AND EXPENSES:
Gain on derivatives, net	1,917	3,684	286	12,087
Equity in income of Pinnacle Gas Resources, Inc.	-	-	-	35
Other income and expenses, net	6	29	262	202
Loss on early extinguishment of debt	-	(12)	-	(294)
Interest income	131	199	585	843
Interest expense	(7,018)	(4,883)	(19,701)	(13,752)
Capitalized interest	2,921	2,740	8,326	7,234

INCOME BEFORE INCOME TAXES	6,683	7,406	15,488	21,766
INCOME TAXES	(2,450)	(2,655)	(5,663)	(7,793)

NET INCOME	$4,233	$4,751	$9,825	$13,973

BASIC EARNINGS PER COMMON SHARE	$0.16	$0.19	$0.38	$0.57

DILUTED EARNINGS PER COMMON SHARE	$0.16	$0.18	$0.37	$0.55

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	26,142	25,254	25,836	24,549
DILUTED	26,982	25,987	26,668	25,272

Index

CARRIZO OIL & GAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine
	Months Ended
	September 30,
	2007	2006
	(Restated)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,825	$13,973
Adjustment to reconcile net income to net cash provided by operating activities-
Depreciation, depletion and amortization	29,033	21,630
Fair value loss (gain) of derivative financial instruments	5,311	(7,734)
Accretion of discounts on asset retirement obligations and debt	265	237
Stock-based compensation	3,050	1,999
Provision for allowance for doutbful accounts	(243)	-
Loss on extinguishment of debt	-	294
Equity in income of Pinnacle Gas Resources, Inc.	-	(35)
Deferred income taxes	5,290	7,503
Other	1,169	1,129
Changes in operating assets and liabilities
Accounts receivable	(3,276)	(3,766)
Other assets	(2,514)	1,705
Accounts payable	1,897	(778)
Accrued liabilities	(308)	1,087
Net cash provided by operating activities	49,499	37,244

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(150,514)	(146,196)
Change in capital expenditure accrual	(3,484)	1,376
Proceeds from the sale of properties	1,405	33,604
Advances to operators	963	(1,454)
Advances for joint operations	(651)	(1,894)
Other	64	(342)
Net cash used in investing activities	(152,217)	(114,906)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from debt issuance and borrowings	129,000	53,000
Debt repayments	(96,693)	(36,159)
Common stock offering, net of costs	72,003	33,593
Stock options exercised	790	585
Deferred loan costs and other	(3,214)	(676)
Net cash provided by financing activities	101,886	50,343

NET DECREASE IN CASH AND CASH EQUIVALENTS	(832)	(27,319)

CASH AND CASH EQUIVALENTS, beginning of period	5,408	28,725

CASH AND CASH EQUIVALENTS, end of period	$4,576	$1,406

CASH PAID FOR INTEREST (NET OF AMOUNTS CAPITALIZED)	$9,867	$5,381

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

Major Customers

The Company sold oil and natural gas production representing more than 10% of its oil and natural gas revenues as follows:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
Chevron/Texaco	-	11%	-	12%
Reichmann Petroleum	-	-	-	11%
Cokinos Natural Gas Company	17%	-	10%	-
Houston Pipeline Co.	14%	-	13%	-
Crosstex Energy Services	15%	-	15%	-
Energy Transfer	16%	10%	12%	-
Partner Energy Services	-	10%	-	-

Earnings Per Share

Supplemental earnings per share information is provided below:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(Restated)		(Restated)
	(In thousands, except
	per share amounts)
Net income	$4,233	$4,751	$9,825	$13,973

Average common shares outstanding
Weighted average common shares outstanding	26,142	25,254	25,836	24,549
Stock options and warrants	840	733	832	723
Diluted weighted average common shares outstanding	26,982	25,987	26,668	25,272

Earnings per common share
Basic	$0.16	$0.19	$0.38	$0.57
Diluted	$0.16	$0.18	$0.37	$0.55

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

2.            FINANCIAL RESTATEMENT

In connection with our annual disclosure and reporting procedures related to our interest rate derivatives, the Company determined that its unrealized mark-to-market adjustment for its open interest rate derivative positions at September 30, 2007 was incomplete. In the original adjustment, the Company did not include the impact of a 2008 interest rate derivative which was valued as a liability of $ 1.8 million on September 30, 2007. The impact of this adjustment is presented below:

Index

	Three Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2007
	As	As	As	As
	Reported	Restated	Reported	Restated
	(In thousands, except per share amounts)

Gain on derivatives, net	$3,676	$1,917	$2,045	$286
Income taxes	3,066	2,450	6,279	5,663
Net income	5,376	4,233	10,968	9,825

Basic earnings per share	$0.21	$0.16	$0.42	$0.38
Diluted earnings per share	0.20	0.16	0.41	0.37

Total current assets			$44,035	$44,466
Total assets			630,012	630,627
Total current liabilities			56,876	58,107
Total shareholders' equity			304,901	303,758
Total liabilities and shareholders' equity			630,012	630,627

3.	LONG-TERM DEBT:

Long-term debt consisted of the following at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
	(In thousands)
Second Lien Credit Facility	$221,063	$147,750
Senior Secured Revolving Credit Facility	-	41,000
Other	3	8

	221,066	188,758
Current maturities	(2,253)	(1,508)

	$218,813	$187,250

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

Index

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

4.	INVESTMENT IN PINNACLE GAS RESOURCES, INC.:

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

Index

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

5.	INCOME TAXES:

The Company provided deferred federal income taxes at the rate of 35% (which also approximates its statutory rate) that amounted to a tax expense of $2.3 million and $2.6 million for the three-month periods ended September 30, 2007 and 2006, respectively, and $5.3 million and $7.5 million for the nine-month periods ended September 30, 2007 and 2006, respectively.

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

7.	SHAREHOLDERS’ EQUITY:

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

8.	DERIVATIVE INSTRUMENTS:

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2007	2006	2007	2006
	(Restated)		(Restated)
	(In millions)
Realized gains:
Natural gas and oil derivatives	$2.8	$1.1	$5.4	$3.6
Interest rate swaps	-	0.4	0.2	0.7
	2.8	1.5	5.6	4.3

Unrealized gains (losses):
Natural gas and oil derivatives	$1.0	$2.9	$(3.5)	$7.5
Interest rate swaps	(1.9)	(0.7)	(1.8)	0.3
	(0.9)	2.2	(5.3)	7.8

Gain on derivatives, net	$1.9	$3.7	$0.3	$12.1

The fair value of the outstanding derivatives at September 30, 2007 and December 31, 2006 was an asset of $0.7 million and $6.0 million, respectively.

At September 30, 2007, the Company had the following outstanding derivative positions:

	Natural Gas		Natural Gas
	Swaps		Collars
		Average		Average	Average
Quarter	MMbtu	Fixed Price(1)	MMBtu	Floor Price(1)	Ceiling Price(1)
Fourth Quarter 2007	828,000	$7.44	644,000	$7.24	$8.84
First Quarter 2008	273,000	7.94	1,456,000	7.49	9.26
Second Quarter 2008	273,000	7.94	1,092,000	7.23	8.97
Third Quarter 2008	276,000	7.94	920,000	7.22	8.97
Fourth Quarter 2008	276,000	7.94	1,103,000	7.18	8.83
First Quarter 2009	-	-	1,080,000	7.09	8.81
Second Quarter 2009	-	-	1,092,000	7.09	8.81
Third Quarter 2009	-	-	1,104,000	7.09	8.81
Fourth Quarter 2009	-	-	1,104,000	7.09	8.81

	Oil Collars
		Average	Average
Quarter	Bbls	Floor Price(2)	Ceiling Price (2)
Fourth Quarter 2007	27,600	$70.00	$75.90
First Quarter 2008	18,200	70.00	76.20
Second Quarter 2008	9,100	70.00	76.75
Third Quarter 2008	9,200	70.00	76.75
Fourth Quarter 2008	9,200	70.00	76.75

__________
(1)	Based on Houston Ship Channel spot prices.
(2)	Based on West Texas intermediate index prices.

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

Drilling program.  Our success is largely dependent on the results of our drilling program.  During the nine months ended September 30, 2007, we drilled 56 gross wells (38.4 net wells) with an apparent success rate of 96% that was comprised of: (1) 39 of 39 gross wells (31.3 net wells) in the Barnett Shale area, (2) five of six gross wells (1.5 of 1.8 net wells) in the onshore Gulf Coast area, (3) one of one gross well (0.2 net well) in the North Sea, (4) three of four gross wells (3.0 of 4.0 net wells) in the Camp Hill field and (5) six of six gross wells (1.1 net wells) in other areas.  We also drilled eight gross service wells (8.0 net wells) in the Camp Hill area.  At September 30, 2007, we had 15 gross wells that were awaiting completion or pipeline connections.

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

The net gain on derivatives of $1.9 million in the third quarter of 2007 was comprised of (1) $2.8 million of realized gain on net cash settled derivatives and (2) $(0.9) million of net unrealized mark-to-market loss on derivatives.  The net gain on derivatives of $3.7 million in the third quarter of 2006 was comprised of (1) $1.5 million of realized gain on net cash settled derivatives and (2) $2.2 million of net unrealized mark-to-market gain on derivatives.

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

Income tax expense decreased to $2.5 million for the three months ended September 30, 2007 from the $2.7 million expense for the same period in 2006 as a result of lower taxable income.

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

The net gain on derivatives of $0.3 million in the first nine months of 2007 was comprised of (1) $5.6 million of realized gain on net cash settled derivatives and (2) $(5.3) million of net unrealized mark-to-market loss on derivatives.  The net gain on derivatives of $12.1 million in the first nine months of 2006 was comprised of (1) $4.3 million of realized gain on net cash settled derivatives and (2) $7.8 million of net unrealized mark-to-market gain on derivatives.

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

Income tax expense decreased to $5.7 million for the nine months ended September 30, 2007 from the $7.8 million for the same period in 2006 as a result of lower taxable income.

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

Net cash provided by financing activities for the nine months ended September 30, 2007 was $101.9 million and related primarily to the additional borrowings of $75.0 million under the Second Lien Credit Facility in January 2007 and net proceeds of $72.0 million from the issuance of common stock in September 2007 (see Notes 3 and 7 in the Notes to Consolidated Financial Statements for further discussion of these transactions).  These cash proceeds were partially offset by the paydown of the Senior Credit Facility.  Net cash provided by financing activities for the nine months ended September 30, 2006 was $50.3 million and related primarily to the additional borrowings under the Senior Credit Facility and the net proceeds of $33.6 million from the issuance of common stock, partially offset by $36.2 million of debt repayments.

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

Financing Arrangements

Senior Secured Revolving Credit Facility

During the third quarter of 2007, we amended our Senior Credit Facility as discussed in Note 3 in the Notes to Consolidated Financial Statements.

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

Forward Looking Statements

The statements contained in all parts of this document, including, but not limited to, those relating to our schedule, targets, estimates or results of future drilling, including the number, timing and results of wells, budgeted wells, increases in wells, the timing and risk involved in drilling follow-up wells, expected working or net revenue interests, planned expenditures, prospects budgeted and other future capital expenditures, risk profile of oil and natural gas exploration, acquisition of 3-D seismic data (including number, timing and size of projects), planned evaluation of prospects, probability of prospects having oil and natural gas, expected production or reserves, increases in reserves, acreage, working capital requirements, hedging activities, the ability of expected sources of liquidity to

Index

implement the Company’s business strategy, future exploration activity, production rates, 2007 drilling program, growth in production, development of new drilling programs, hedging of production and exploration and development expenditures, Camp Hill development and all and any other statements regarding future operations, financial results, business plans and cash needs, and the absence of a material weakness in our internal control over financial reporting as of December 31, 2007, and other statements that are not historical facts are forward looking statements.  When used in this document, the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions are intended to be among the statements that identify forward looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, the Company's dependence on its key personnel, factors that affect the Company's ability to manage its growth and achieve its business strategy, risks relating to limited operating history, technological changes, significant capital requirements of the Company, the potential impact of government regulations, litigation, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks, availability of equipment, weather, availability of financing, ability to obtain permits, the results of audits and assessments, the results of the final review and analysis of our internal controls as of December 31, 2007 by management and our auditors and other factors detailed in the “Risk Factors” and other sections of the Company's Annual Report on Form 10-K for the year ended December 31, 2006 and other filings with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties.  You should not place undue reliance on forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement and the Company undertakes no obligation to update or revise any forward-looking statement.

Index

 ITEM 4 - CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures.  In connection with the restatement of our financials in our quarterly report on Form 10-Q/A for the quarter ended September 30, 2007, our Chief Executive Officer and Chief Financial Officer performed a re-evaluation of our disclosure controls and procedures, which have been designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  As a result of the derivative mark-to-market restatement for the three- and nine-month periods ended September 30, 2007, they concluded that the controls and procedures were not effective as of September 30, 2007 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  The Public Company Accounting Oversight Board’s auditing standards provide that a restatement is a strong indicator of a material weakness.  Based on its assessment, management concluded that the failure to include the impact of a 2008 interest rate derivative (as described in footnote 2 to the consolidated financial statements) resulted from a material weakness in our internal control over financial reporting as of September 30, 2007 and, solely as a result thereof, our internal controls surrounding the reporting of derivative instruments did not operate effectively at September 30, 2007.  Because we discovered this material weakness in connection with our controls performed at year end 2007, management does not expect that we will have a material weakness in our internal control over financial reporting with respect to this matter as of December 31, 2007.

Changes in Internal Controls.  There was no change in our internal control over financial reporting during the quarter ended September 30, 2007, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As a result of the restatement of our financials included in this quarterly report on Form 10-Q/A, we have updated controls around the reporting of derivative instruments to include independent verification of the derivative instruments by a third-party on a quarterly basis, as opposed to only on an annual basis, and a more comprehensive internal review quarterly.

Index
PART II.  OTHER INFORMATION

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

Carrizo Oil & Gas, Inc.
(Registrant)

Date: January 31, 2008	By: /s/S. P. Johnson, IV
President and Chief Executive Officer
(Principal Executive Officer)

Date: January 31, 2008	By: /s/Paul F. Boling
Chief Financial Officer
(Principal Financial and Accounting Officer)