Form 10-K
period 2007-12-31
CARRIZO OIL & GAS INC
filed 2008-02-29
CIK 1040593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934

For the Fiscal Year Ended December 31, 2007
Commission No. 0-22915
Carrizo Oil & Gas, Inc.
(Exact name of registrant as specified in its charter)

Texas	76-0415919
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1000 Louisiana Street, Suite 1500 Houston, Texas (Principal executive offices)	77002 (Zip Code)

Registrant’s telephone number, including area code: (713) 328-1000
Securities Registered Pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value
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
YES ☑ NO ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting Company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
YES ☐ NO ☑
     At June 29, 2007, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $952.8 million based on the closing price of such stock on such date of $41.47.

     At February 15, 2008, the number of shares outstanding of the registrant’s Common Stock was 28,018,346.
      DOCUMENTS INCORPORATED BY REFERENCE
     Portions of the definitive proxy statement for the Registrant’s 2008 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2007.

PART I

Item 1. and Item 2. Business and Properties

General
     Carrizo Oil & Gas, Inc. (“Carrizo,” the “Company” or “We”) is an independent energy company engaged in the exploration, development and production of natural gas and oil. Our current operations are focused in proven, producing natural gas and oil geologic trends in the Barnett Shale area in North Texas and along the onshore Gulf Coast area in Texas and Louisiana, primarily in the Miocene, Wilcox, Frio and Vicksburg trends. Our other interests include properties in the U.K. North Sea and acreage in shale plays in the Fayetteville in Arkansas, Barnett/Woodford in West Texas/New Mexico, Floyd/Neal in Mississippi, the western New Albany in Kentucky/Illinois and the Marcellus in Pennsylvania/New York. We also have coalbed methane investments in the Rocky Mountains, largely through our minority interest in Pinnacle Gas Resources, Inc.
     We have traditionally grown our production through our 3-D seismic-driven exploratory drilling program. Our compound production growth rate for the period December 31, 2003 through December 31, 2007 on an annualized basis was 23.6%. From our inception through December 31, 2007, we participated in the drilling of 604 wells (268.5 net) with an apparent success rate of approximately 70.8% in our onshore Gulf Coast area and an apparent success rate of 100% in the Barnett Shale area in North Texas (also called “Barnett Shale area” or “Ft. Worth Barnett Shale area”). Exploratory wells accounted for 79% of the total wells we drilled. Our total proved reserves as of December 31, 2007 were an estimated 347.6 Bcfe with a pre-tax PV-10 value of $840.0 million. During 2007, we added a record 155.1 Bcfe to proved reserves and produced a record 17.5 Bcfe. We finance the majority of our drilling activity through internal cash flow generated primarily from oil and natural gas production sales revenue, proceeds from the issuance of equity securities and borrowings under our credit facilities.
     As a main component of our business strategy, we have acquired licenses for over 12,385 square miles of 3-D seismic data for processing and evaluation. Historically, we either (1) sought to acquire seismic permits from landowners that included options to lease the acreage prior to conducting proprietary surveys or (2) participated in 3-D group shoots in which we typically sought to obtain leases or farm-ins rather than lease options. Our 3-D seismic holdings in our onshore Gulf Coast area have remained relatively unchanged in recent years with approximately 8,396 square miles. Since 2003, we have also grown our 3-D seismic holdings in the Barnett Shale area to over 491 square miles.
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
     We believe that our utilization of large-scale 3-D seismic surveys and related technology allows us to create and maintain a multiyear inventory of high-quality exploration prospects. As of December 31, 2007, we had 198,930 net acres in Texas and Louisiana under lease or lease option (all references to acres under lease in this Form 10-K also include lease option acres unless otherwise indicated), including 85,429 net acres in our Barnett Shale area, 50,312 net acres in our onshore Gulf Coast area, predominantly all covered by 3-D seismic data, and 58,297 net acres in our West Texas Woodford/Barnett Shale area. We have identified: (1) over 817 potential exploratory and development horizontal drilling locations on our leased acreage in the Ft. Worth Barnett Shale area and (2) 136 potential exploratory drilling locations in our onshore Gulf Coast area, comprised of 69 leased exploratory drillsites, 26 of which are field extension wells based on initial drilling activities, and 67 seismically defined prospects on which we are pursuing acreage. The vast majority of our 3-D seismic data covers productive geological trends in our onshore Gulf Coast area, where we have made 269 completions as a result of our utilization and evaluation of this data.
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
     In mid-2003, we became active in the Barnett Shale area in North Texas (primarily in the Tarrant, Parker, Denton, Johnson,

Hill and Erath counties). Improvements in fracture techniques in recent years have dramatically changed the economics of producing reserves in the Barnett Shale, which is now considered one of the most active natural gas plays in North America. The reserve profile from the typical productive wells we drill in the Barnett Shale area is notably longer-lived compared to the typical reserve profile from our wells drilled in our onshore Gulf Coast area.
     We are drilling primarily horizontal wells in the Barnett Shale area. Typical costs to drill and complete a horizontal well range from approximately $2.0 million to $3.5 million. Our Barnett horizontal wells generally have target depths of 8,500 to 11,500 feet including the lateral section. During 2007, we held an average 78 percent working interest participation in the Barnett wells drilled as we shifted to a primarily Carrizo-operated program and operated a majority of the wells drilled. For wells drilled in 2008, we plan to increase our average working interests to between 90 and 95 percent.
     Accordingly, we believe that continued development of producing reserves in the Barnett Shale play has lengthened our overall average reserve life and, on balance, added a long-lived cash flow stream to help fund our future capital exploration and development program. In our Barnett Shale area through December 31, 2007, we had acquired 85,429 net acres, drilled 182 gross (118.2 net) wells and increased our total proved reserves in the Barnett Shale area to 276.0 Bcfe. As of February 7, 2008, our current net production in the Barnett Shale area was estimated at 57 MMcfe/d.
     As of December 31, 2007, we operated 153 producing oil and gas wells, which accounted for approximately 75% of the onshore Gulf Coast area production and approximately 85% of the Barnett Shale production.
     During 2001, through our wholly-owned subsidiary, CCBM, Inc. (“CCBM”), we acquired 50% of the working interests held by Rocky Mountain Gas, Inc. (“RMG”) in approximately 107,000 net mineral acres prospective for coalbed methane located in the Powder River Basin in Wyoming and Montana. In 2003, we contributed a majority of our coalbed methane property interests into a newly formed company, Pinnacle Gas Resources, Inc. (“Pinnacle”), in return for an interest in Pinnacle. As of December 31, 2007, we owned approximately 8.3% of the common stock of Pinnacle on a fully diluted basis. During the second quarter of 2007, Pinnacle became a publicly traded entity on the Nasdaq Global Market.
     Certain terms used herein relating to the oil and natural gas industry are defined in “Glossary of Certain Industry Terms” below.
Business Strategy
Growth Through the Drillbit
     Our objective is to create shareholder value through the execution of a business strategy designed to capitalize on our strengths. Key elements of our business strategy include:
•	Grow Primarily Through Drilling. We are pursuing an active technology-driven exploration drilling program. We generate exploration prospects through geological and geophysical analysis of 3-D seismic and other data. Our ability to successfully define and drill exploratory prospects is demonstrated by our exploratory drilling success rate in the onshore Gulf Coast area of 85% over the last four years and a 100% drilling success rate in our Barnett Shale area since inception in 2003. During 2008, we are drilling or plan to drill approximately 15 gross (5.8 net) wells in the onshore Gulf Coast area and 68 gross (62.6 net) wells in the Barnett Shale area. We have planned approximately $300 million for capital expenditures in 2008, approximately $250 million of which we expect to use for drilling activities, including $185 million in the Barnett Shale area and $23 million in onshore Gulf Coast area.

•	Focus on Prolific and Industry-Proven Trends. We focus our activities both in the industry-proven Barnett Shale trend in which our wells have generally longer-lived reserves and the prolific onshore Gulf Coast area where our management, our technical staff and our field operations teams have significant prior experience. Although we have broadened our areas of operations to include the Rocky Mountains, the U.K. North Sea and shale trends in Arkansas, West Texas/New Mexico, Mississippi/Alabama, Illinois/Kentucky and Pennsylvania/New York, we plan to focus a majority of our near-term capital expenditures in the Barnett Shale area in North Texas, where we have acquired a significant acreage position and accumulated a large drillsite inventory, and in the onshore Gulf Coast area, where we believe our accumulated data and knowledge base provide a competitive advantage.

•	Aggressively Evaluate 3-D Seismic Data and Acquire Acreage to Maintain a Large Drillsite Inventory. We have accumulated and continue to add to a multiyear inventory of 3-D seismic and geologic data along the prolific producing trend of the onshore Gulf Coast area and industry-proven trend of the Barnett Shale area. We continue to evaluate and acquire acreage in new emerging resource project areas. In 2007, we added approximately 588 square miles of newly released or proprietary 3-D seismic data. We believe our utilization of large-scale 3-D seismic surveys and related technology provides us with the opportunity to maximize our exploration success in the Gulf Coast, Barnett Shale, and new resource project areas. As of December 31, 2007, we had accumulated licenses for approximately 12,385 square miles of 3-D seismic data (including 10,786 square miles in our significant project areas) and identified over 953 drilling locations and extension opportunities (comprised of 817 locations in the Barnett Shale area and 136 locations in the Gulf Coast area). We believe our use of 3-D seismic surveys reduces, but does not eliminate, the risk of drilling.

•	Maintain a Balanced Exploration Drilling Portfolio. We seek to balance our drilling program between projects with relatively lower risk and moderate potential and drilling prospects that have relatively higher risk and substantial potential. We believe we have furthered this strategy through the expansion of the Barnett Shale operations in which our wells generally have longer-lived reserves and generally lower risk/lower reward than our average onshore Gulf Coast area wells. We will continue to expand our exploratory drilling portfolio, including lease acquisitions with exploration potential.

•	Manage Risk Exposure by Market Testing Prospects and Optimizing Working Interests. We seek to limit our financial and operating risks by varying our level of participation in drilling prospects with differing risk profiles and by seeking additional technical input and economic review from knowledgeable industry participants regarding our prospects. Additionally, we rely on advanced technologies, including 3-D seismic analysis, to better define geologic risks, thereby enhancing the results of our drilling efforts. The use of 3-D seismic analysis does not guarantee that hydrocarbons are present or, if present, that they can be recovered economically. We also seek to operate our projects in order to better control drilling costs and the timing of drilling.

•	Retain and Incentivize a Highly Qualified Technical Staff. We employ 36 natural gas and oil professionals, including geophysicists, petrophysicists, geologists, petroleum engineers and production and reservoir engineers and technical support staff, who have an average of over 20 years of experience. This level of expertise and experience gives us an in-house ability to apply advanced technologies to our drilling and production activities, including our extensive experience in fracturing and horizontal drilling technologies. Our technical staff is granted stock-based awards and participates in an incentive bonus pool based on production resulting from our exploratory successes.
Exploration Approach
     In the Barnett Shale area, our exploration strategy has been to accumulate significant leasehold positions with known shale thickness and thermal maturity in the proximity of known or emerging pipeline infrastructures, followed by the acquisition and processing of 3-D seismic data.
     In the onshore Gulf Coast area, our exploration strategy has generally been to accumulate large amounts of 3-D seismic data along primarily prolific, producing trends after obtaining options to lease areas covered by the data. We typically seek to explore in locations within our areas of expertise that we believe have numerous accumulations of normally pressured reserves at shallow depths and in geologic traps that are difficult to define without the interpretation of 3-D seismic data or the potential for large accumulations of deeper, over-pressured reserves.
     In emerging resource project areas, our strategy has been to acquire acreage positions in plays that exhibit geologic and economic characteristics that meet our criteria described in the preceding paragraphs. We strive to achieve a balance between acquiring acreage and timely project evaluation through the drillbit to ensure that we minimize the costs to test for commercial reserves while building a significant lease position.
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
     In late 2005, we entered into an agreement that committed us to acquire approximately 800 square miles of 3-D seismic data in our onshore Gulf Coast area over a three-year period. In 2007, we increased this commitment of 3-D seismic data by an additional 225 square miles of data over the next two years. Specific operating areas to which new data were added as a result of the 2007 data acquisition include 157 square miles of newly released 3-D data in south Louisiana and 302 square miles of newly released 3-D data in Texas. These data acquisitions consist of existing nonproprietary data sets obtained from seismic companies at what we believe to be attractive pricing.
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
Operating Approach
     Our management team has extensive experience in the development and management of exploration projects in the Barnett Shale area and along the Texas and Louisiana Gulf Coast. We believe that the experience we have gained in the Barnett Shale area, along with our extensive experience in fracturing and horizontal drilling technologies and the experience of our management in the development, processing and analysis of 3-D projects and data in the onshore Gulf Coast will play a significant part in our future success.
     We generally seek to obtain lease operator status and control over field operations, and in particular seek to control decisions regarding 3-D survey design parameters and drilling and completion methods. As of December 31, 2007, we operated 153 producing oil and natural gas wells. Although we initially did not act as operator for most of our projects in the Barnett Shale area, we now generally seek to control operations for most new exploration and development in that area, taking advantage of our technical staff experience in horizontal drilling and hydraulic fracturing.
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

SIGNIFICANT PROJECT AREAS
     This section is an explanation and detail of some of the relevant project groupings from our overall inventory of productive wells, seismic data and prospects. Our operations are focused primarily in the Barnett Shale trend in North Texas and in the onshore Gulf Coast area extending from South Louisiana to South Texas. Our other areas of interest are in the Camp Hill Field in Texas, Other Texas areas, the U.K. North Sea and Other Shale trends in West Texas, New Mexico, Mississippi, Alabama, Kentucky, Arkansas, Pennsylvania, New York and North Dakota. The table below highlights our main areas of activity:

			3-D Seismic	Net Options/	Drilling Capital
	Productive Wells		Data	Leased	Expenditures
	Gross	Net	(Sq. Miles)	Acres	2007	2008 Plan
					(In millions)
Barnett Shale	145	93.6	491	85,429	$132.4	$184.9
Gulf Coast	102	31.7	8,396	50,312	22.8	22.7
Camp Hill	54	52.9	—	1,470	2.0	5.6
Other Texas	—	—	531	11,025	1.6	8.0
Other Shales	4	0.1	18	244,625	6.9	9.6
U.K. North Sea	—	—	1,350	24,798	9.4	17.3

Total	305	178.3	10,786	417,659	$175.1	$248.1

Barnett Shale Area
     We began active participation in the Barnett Shale area in the Fort Worth Basin on acreage located west of the city of Fort Worth, Texas in mid-2003. In 2003, we acquired leases on approximately 4,100 net acres and invested $0.9 million to drill six wells (2.6 net), two of which were completed and producing and four of which were awaiting pipeline hookup at year end. Net production from the two online wells (0.6 net) was a combined 380 Mcfe per day at year end 2003.
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
     In 2006, we drilled 46.0 additional wells (33.9 net) and acquired an additional 6,400 net acres, increasing our acreage at the end of 2006 to 86,752 net acres (primarily in Tarrant, Parker, Denton, Johnson, Hill and Erath counties). Carrizo was operator on 32 of the gross wells drilled. At year-end 2006, 31 of the gross wells drilled were producing and the remaining 15 wells were awaiting completion and/or pipeline connection.
     During 2007, we drilled 60 additional wells (46.5 net) and our net acreage position was 85,429 net acres at December 31, 2007. Net proved reserves have grown by 88% from 146.6 Bcfe on December 31, 2006 to 276.0 Bcfe on December 31, 2007. We expect to invest approximately $184.9 million (representing nearly 75% of our total 2008 drilling expenditures) to drill 68 gross (62.6 net) wells in this area in 2008.
     On January 3, 2008 we announced that the four New Dawn horizontal wells located in southeast Tarrant County, Texas completed fracture stimulation and began sales at a combined initial flow rate of 17.0 MMcf/d gross (12.8 MMcf/d net). These wells, in addition to three horizontal wells in the Tier 1 Parker County area, helped bring our year-end 2007 aggregate net production rate in the Barnett Shale to approximately 48 Mmcfe/d, 153% higher than the year-end 2006 rate of 19 MMcfe/d. In addition, the five wells on our Taylor lease in southeast Tarrant County that began production and sales in early February  2008 had gross production rates totaling 23.0 MMcfe/d. Including these new wells, our estimated net production in the Barnett Shale as of February 7, 2008 was an estimated 57 MMcfe/d.
     We currently operate four rigs that are drilling horizontal wells in the Barnett Shale and we have contracted for a fifth rig in this area that will commence drilling beginning in April 2008. One of these rigs is dedicated to drilling our lease on The University of Texas at Arlington and adjacent areas. The drilling of the first well on The

University of Texas at Arlington campus is complete, and a second well was spud on January 2, 2008. Once six wells have been drilled, all six will be fracture stimulated and, if successful, begin sales before additional drilling begins.
Gulf Coast Area
     Our Gulf Coast area generally contains geologically complex as well as amplitude and amplitude versus offset supported natural gas objectives well-suited for drilling using 3-D seismic evaluation.
     In our Gulf Coast area, we have a total inventory of 69 leased exploratory drillsites, 26 of which are field extension wells based on initial drilling success. We are pursuing acreage on an additional 67 seismically defined prospects. We plan to spend approximately $22.7 million on drilling expenditures in 2008, comprised of approximately 15 gross wells (5.8 net). We also plan to spend $1.9 million to purchase and reprocess 3-D seismic surveys during 2008.
     We have licenses for approximately 8,396 square miles of 3-D seismic data and 50,312 net acres of leasehold in the Gulf Coast area. From January 1, 2003 through December 31, 2007, we drilled and completed 96 wells (28.1 net) on 113 attempts in this area. In 2007, we incurred capital drilling expenditures of $22.8 million and drilled 8 gross (2.3 net) wells, four of which were in Southeast Texas and included the Doberman #1 well.
Camp Hill Field
     We own interests in approximately 2,611 gross acres in the Camp Hill Field in Anderson County, Texas. We currently operate all of these leases. During the year ended December 31, 2007, the project produced an average of 26 Bbls/d of 19 API gravity oil. The wells produce from a depth of 500 feet and have utilized and plan to utilize a tertiary steam drive as an enhanced oil recovery process. Although efficient at maximizing oil recovery, the steam drive process is relatively expensive to operate because natural gas or produced crude is burned to create the steam injectant. Lifting costs during the year ended December 31, 2007 averaged $96.70 per barrel ($16.12 per Mcfe). Costs were high, as expected, because oil production response typically lags the startup of steam injection. Over the remaining reserve life of the Camp Hill field, as presented in the 2007 year-end reserve report, we estimate the average future operating cost, including steam cost, to be approximately $18.60 per barrel (or $3.11 Mcfe). The oil produced, although viscous, commands a comparable price to West Texas Intermediate crude (an average premium of $0.15 per Bbl to Koch WTI during the year ended December 31, 2007) due to its suitability as a lube oil feedstock.
     As of December 31, 2007, we had 8.0 MMBbls of proved oil reserves in this project, with 1.6 MMBbls of oil reserves currently developed. The proved undeveloped reserves at the Camp Hill Field constitute 11% of our proved reserves and account for 17% of our present value of net future revenues from proved reserves as of December 31, 2007. We have an average working interest of approximately 92.1% in this field and an approximate net revenue interest of 71.0%.
     Prior to 2003, we estimated an ultimate recovery efficiency (i.e. the percentage of the oil in the ground that we would be able to produce economically) after steam drive of 45% of the original oil in place in the Camp Hill Field. As of January 1, 2003, we raised our estimate to an ultimate recovery of 55% of the estimated original oil in place based upon our review of recovery efficiencies from prior projects by other companies in both the Camp Hill Field as well as in nearby projects that we considered to have similar geologic and hydrocarbon attributes. We lowered our estimated recovery efficiency as of December 31, 2005 to 49% of the estimated original oil in place in the field. We believe this revised recovery efficiency is reasonable, particularly in light of the fact that a project that we have operated in the Camp Hill Field since 1993 has a current 49% recovery efficiency as of December 31, 2007 and is currently still producing.
     Although we have increased our development activities in the Camp Hill Field since 2005, this follows an extended period during which we deferred development in the field. We deferred development (1) to optimize returns by awaiting an economic entry point for developing a cogeneration plant as further explained below, (2) to pursue other opportunities in both our onshore Gulf Coast and later, Barnett Shale areas with higher rates of return and (3) to continue increasing our net acreage position in the field in a competitive environment. Although we at all times believed that we could develop this field on a profitable basis, we nonetheless believed that we were optimizing our economic position by deferring development. We acquired our initial interests in the Camp Hill Field in 1993. We performed remedial work on the existing wells and steam generators and began injecting steam in March 1994. From 1994 through 1998 and during the first nine months of 2000, we injected steam in 31 patterns. In the fourth quarter of 2000, we suspended steam injection in response to high fuel gas prices and to pursue a lower steam cost solution through our cogeneration negotiations. Thereafter, we drilled one well in 2001, seven wells in 2005, ten wells (including six injection wells) in 2006 and 30 wells (including 13 injection wells) in 2007.
     The most important reason for our delay in both resuming steam injection and moving to full development was the potential for significantly improved profitability that would result from the construction of a nearby cogeneration plant. Cogeneration plants typically provided steam at less than half the cost of small steam generators. Steam costs are critical to the economics of the development of the field. Expected steam costs far outweigh the capital costs for the development of the Camp Hill Field. We currently estimate approximately $129.3 million in steam costs compared to $21.4 million for drilling and development capital that is needed to fully develop the proved undeveloped reserves in this field. Previously, our management believed that the demand for electricity in the East Texas area would increase in the future such that it would become lucrative for us or a third party to build a cogeneration plant in the area. In this cogeneration plant, a gas turbine would be used to generate electricity, and the waste heat would be used to produce steam. The steam would be captured for injection in the Camp Hill Field, while the electricity would be sold into the Texas electric power grid. In 2000, we engaged in discussions with another party regarding the building of a cogeneration facility, but we ultimately did not reach acceptable terms with that party. We subsequently continued to explore the possibility of a cogeneration facility in the Camp Hill Field and worked with electricity industry consultants in 2002 and 2005.
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
     In mid-2005, we reengaged an electricity industry consultant with cogeneration experience to further investigate the feasibility of establishing a cogeneration plant in the area. After extensive discussions with the consultant, we concluded that there continued to be overcapacity of electricity in the regional market and that overcapacity was not likely to reverse itself in the near term and that the capital expenditures associated with building a cogeneration plant were not likely to be warranted for a period of several years. As a result, we determined that, rather than awaiting the construction of a cogeneration plant, we would instead further develop our Camp Hill properties with the existing steam generators.
     In August 2005, management proposed the acceleration of the Camp Hill development to our board of directors. Accordingly, a development plan was formally approved by the board for increased drilling activity in the Camp Hill Field, beginning with an initial 60-well drilling program. In February 2006, our board of directors formally approved a multi-year plan to fully develop the entire Camp Hill Field. In furtherance of this plan, we expect to drill 40 gross wells (40.0 net), including 17 service wells, in this area at an estimated cost of $5.6 million during 2008. To fully develop the field, we expect to drill approximately 296 gross wells (including 135 injection wells) from 2008 through 2024, at a total cost of approximately $21.4 million and total operating costs including steam of approximately $148.8 million. The precise timing and amount of our expenditures on additional well drilling and increased steam injection to develop the proved undeveloped reserves in this project will depend on several factors including the relative prices of oil and natural gas.
     In 2007, we continued to invest the majority of our budgeted capital expenditures in our Barnett Shale and onshore Gulf Coast areas where the rates of return are traditionally higher and our leases expire sooner, which gives these projects greater immediacy. We did, however, drill 17 gross wells (17 net) and 13 gross injection wells in the Camp Hill Field in 2007.
     During 2007, we experienced delays in our development plan of the Camp Hill field. Our 2007 drilling program in the Camp Hill field was delayed primarily due to the unavailability of the rig we use to drill in the field. However, during the fourth quarter of 2007, we received a firm commitment from our drilling contractor to drill exclusively for us through February 2008 with options to extend the contract for four additional three-month periods, providing us the expected rig availability needed to execute our 2008 drilling plan. The steam generators we expected to use were not available due to delays in repairs and permitting issues. We injected steam in the Camp Hill field through one of our generators until it encountered operational damage in January 2007. We expect to receive a replacement generator in March 2008 and expect this generator to commence steam injection in April 2008. Our other two generators have not been available for injection due to unexpected permitting issues and the need for repair work. We currently expect that these two generators will be ready to inject steam by the end of July 2008 with respect to one generator and by the end of October 2008, with respect to the other. In addition, we plan to obtain a small portable generator by October 2008. We received the permits for these two generators to recommence injection in the fourth quarter of 2007. Although these permits will only allow us to inject steam at 80% of the rate that we had anticipated, based upon the rate under the prior permits for these same generators, we expect to continue to appeal to the regulatory authorities to reinstate the 100 % rate of generation allowed under the original permits. The impact of a lower generation rate assumption (incorporated into our December 31, 2007 proved reserves), does not reduce our proved reserves, however, it does extend the productive life of the field with a corresponding reduction in the present value of the estimated future net revenues discounted at 10% per annum. Prospectively, we expect to continue to use the lower generation rate assumption in our proved reserve estimates, unless and until such time that we are successful in increasing the generation rates in our permits.

Other Texas Area
     The Other Texas area encompasses multiple objectives, including the Cotton Valley, Rodessa, and Travis Peak intervals. We have licenses for over 531 square miles of 3-D seismic data in this area and 11,025 net acres under lease. We expect to invest $8.0 million to drill five wells (4.2 net) in this area during 2008. Four of these wells are designed to continue the evaluation of new projects that represent low to moderate risk opportunities with upside reserve potential.
      The primary focus project in this area is the Tortuga Grande Prospect, a Rodessa and Travis Peak opportunity. In 2007 we completed the acquisition of a 20 square mile 3-D survey to evaluate additional potential of the Tortuga Grande area. During 2008, we expect to invest $2.6 million to drill two additional wells (0.9 net) based on the integration of new data with the well information. We believe that, assuming successful drilling in 2008, there will be an inventory in excess of eleven additional locations on the Tortuga Grande project area.
     In our Other Texas area, we have a total inventory of 32 leased exploratory drillsites, 31 of which are field extension wells based on initial drilling success. We are pursuing acreage on an additional 25 technically defined prospects.
Other Shale Project Areas
     We are continuing to expand our acreage position and databases in new resource shale projects. Regional mapping of shale extent, depth, thickness, organic content, thermal maturation, mineralogy, as well as cost and availability of acquiring leases were analyzed to define the project fairways to lease. We have been successful in acquiring approximately 23,900 (including approximately 7,000 net acres related to 2008 acquisitions) net acres in the Fayetteville Shale in Arkansas, and approximately 65,000 net acres in the Woodford/Barnett Shale in West Texas and New Mexico comprised of over 58,000 net acres in the Marfa Basin and 6,651 net acres in the Delaware Basin. We have leased 22,751 net acres in the New Albany shale project located in Illinois and Kentucky where we plan to drill and core a test well in 2008. In addition, we have leased 12,482 net acres (related to a 2008 acquisition) in the Marcellus Shale in New York and Pennsylvania. We anticipate acquiring seismic data and will begin drilling initial test wells in this project in 2008. In 2007 we drilled three wells (1.6 net) to evaluate these Other Shale plays. In 2008 we expect to invest $9.6 million to drill 20 wells (6.7 net) to continue our evaluation of these shale projects. Our 2008 drilling program includes one additional well to test the Floyd shale where we currently have 139,800 net acres of leasehold and eleven gross (0.6 net) wells in the Fayetteville trend.
U.K. North Sea Region
     Our U.K. North Sea interests are a natural extension of our business model to exploit resources in proven mature regions through 3-D seismic surveys, related technology and proper risk management. The U.K. North Sea includes proven hydrocarbon trends with established technological expertise, available large and state-of-the-art 3-D seismic datasets and significant exploration potential. What began as a low-cost option less than five years ago could soon become a new core area as we attempt to build on our early success with our recent material discovery at Huntington.
     Our Huntington well (15% working interest and 3% overriding royalty interest) in the Central Graben Area was drilled in the second quarter of 2007 resulting in two independent discoveries from the same wellbore, one in the shallower Paleocene Forties reservoir and another in the deeper Upper Jurassic Fulmar objective, which tested at a combined maximum rate of over 11,000 Bbls/d equivalent.
     The Huntington Forties reservoir was largely appraised by year-end 2007 with eight high-angle deviated side-tracks (laterals) drilled radially from a central top hole location at a net cost of approximately $9.2 million. Appraisal of the Fulmar discovery was also commenced before year-end 2007. Current plans are to submit an application to the U.K. authorities for a Forties field development plan during 2008 with early first oil production expected between late 2009 and early 2010.
     Our plan is to seek fast-track development of the Forties reservoir and to use any resulting early cash flow to help fund possible development of the Fulmar, which we expect will be appraised and tested in 2008 at an estimated net cost of $14.5 million. We also plan to participate in the upcoming U.K. 25th license round to further build on our core acreage positions by seeking nearby open acreage that is available and deemed prospective.
     Our involvement in the North Sea began in 2003 when we were awarded seven acreage blocks in 2003 from the U.K.’s 21st license round. We subsequently generated over a dozen prospects from these blocks and renewed two of the licenses with four-year terms in 2006, while relinquishing three of the less prospective blocks. As of December 31, 2007, we held three 4-year licenses over four exploration blocks, totaling over 110,600 gross acres (24,800 net) all located in mature producing areas of the Central and Southern North Sea in water depths of 30 to 350 feet. As of year-end 2007, we had met all associated drilling commitments under these license agreements.

     On three of our licenses, we successfully promoted our interests to other parties more experienced in drilling and operating in this region, leaving us with a carried interest on four exploration wells. Two of the four drilled wells resulted in three discoveries, including two discoveries at Huntington and an apparent gas discovery at our Monterey prospect in the Southern Gas Basin. Monterey (25% working interest and 3% overriding royalty interest) was a late-2006 discovery that tested at 2 MMcf/d, and is currently shut-in awaiting completion of pre-development studies by the operator. A final decision on development by the partners is expected in the coming year.
     From inception of our activity in this area in early 2003 through year-end 2006, we incurred only $1.7 million in total project costs (net of partner reimbursements) in an effort to create substantial value while minimizing front-end cost. We spent $9.4 million in the U.K. North Sea in 2007, largely for our participation in the Huntington Forties appraisal drilling during the second half of 2007. Our estimated net firm project commitments for the Huntington Forties field in 2008 includes approximately $6.6 million, largely for development planning, engineering and geological and geophysical studies, seismic acquisition and reprocessing, new acreage acquisition, and further prospect generation.
OTHER PROJECT AREAS
Wyoming/Montana Coalbed Methane Project Area
     Our interests in coalbed methane areas include a direct ownership in 14,056 net acres in Wyoming and Montana at December 31, 2007. In addition, through our subsidiary CCBM, Inc., we have a minority interest of approximately 8.3% of the shares (on a fully diluted basis) of Pinnacle Gas Resources, Inc., a publicly traded coalbed methane production company.
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
     Our success will be materially dependent upon the success of our exploratory drilling program, which is an activity that involves numerous risks. See “Item 1A. Risk Factors Natural gas and oil drilling is a speculative activity and involves numerous risks and substantial and uncertain costs that could adversely affect us.”
Oil and Natural Gas Reserves
     The following table sets forth our estimated net proved oil and natural gas reserves and the PV-10 value of such reserves as of December 31, 2007. The reserve data and the present value as of December 31, 2007 were prepared by Ryder Scott Company, LaRoche Petroleum Consultants, Ltd. and Fairchild & Wells, Inc., Independent Petroleum Engineers. For further information concerning these independent engineers’ estimates of our proved reserves at December 31, 2007, see the reserve reports included as exhibits to this Annual Report on Form 10-K. The PV-10 value was prepared using constant prices as of the calculation date, discounted at 10% per annum on a pretax basis, and is not intended to represent the current market value of the estimated oil and natural gas reserves owned by us. For further information concerning the present value of future net revenues from these proved reserves, see Notes 2 and 12 of Notes to Consolidated Financial Statements.

	Proved Reserves
	Developed	Undeveloped	Total
	(Dollars in thousands)
Oil and condensate (MBbls)	6,536	9,995	16,531
Natural gas (MMcf)	122,598	125,835	248,433
Total proved reserves (MMcfe)	161,816	185,802	347,618
PV-10 Value(1)(2)	$503,223	$336,772	$839,995

(1)	The PV-10 value as of December 31, 2007 is pre-tax and was determined by using the December 31, 2007 sales prices, which averaged $92.04 per Bbl of oil, $56.67 per Bbl of natural gas liquids and $5.99 per Mcf of natural gas. Management believes that the presentation of PV-10 value may be considered a non-GAAP financial measure as defined in Item 10(e) of Regulation S-K. Therefore, we have included a reconciliation of the measure to the most directly comparable GAAP financial measure (standardized measure of discounted future net cash flows in footnote (2) below). Management believes that the presentation of PV-10 value provides useful information to investors because it is widely used by professional analysts and sophisticated investors in evaluating oil and gas companies. Because many factors that are unique to each individual company may impact the amount of future income taxes to be paid, the use of the pre-tax measure provides greater comparability when evaluating companies. It is relevant and useful to investors for evaluating the relative monetary significance of our oil and natural gas properties. Further, investors may utilize the measure as a basis for comparison of the relative size and value of our reserves to other companies. Management also uses this pre-tax measure when assessing the potential return on investment related to its oil and natural gas properties and in evaluating acquisition candidates. The PV-10 value is not a measure of financial or operating performance under GAAP, nor is it intended to represent the current market value of the estimated oil and natural gas reserves owned by us. PV-10 value should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows as defined under GAAP.

(2)	Future income taxes and present value discounted (10%) future income taxes were $394.6 and $177.6 million, respectively. Accordingly, the after-tax PV-10 value of Total Proved Reserves (or “Standardized Measure of Discounted Future Net Cash Flows”) is $662.4 million.
     No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the Securities and Exchange Commission (the “Commission”). The reserve data set forth in this Annual Report on Form 10-K represent only estimates. See “Item 1A. Risk Factors Our reserve data and estimated discounted future net cash flows are estimates based on assumptions that may be inaccurate and are based on existing economic and operating conditions that may change in the future.”
     Our future oil and natural gas production is highly dependent upon our level of success in finding or acquiring additional reserves. See “Item 1A. Risk Factors We depend on successful exploration, development and acquisitions to maintain reserves and revenue in the future.” Also, the failure of an operator of our wells to adequately perform operations, or such operator’s breach of the applicable agreements, could adversely impact us. See “ Item 1A. Risk Factors We cannot control the activities on properties we do not operate and are unable to ensure their proper operation and profitability.”
     In accordance with SEC regulations, Ryder Scott Company Petroleum Engineers, Fairchild & Wells, Inc. and LaRoche Petroleum Consultants, Ltd. each used year-end oil and natural gas prices in effect at December 31, 2007, adjusted for basis and quality differentials. The prices used in calculating the estimated future net revenue attributable to proved reserves do not necessarily reflect market prices for oil and natural gas production subsequent to December 31, 2007. There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will actually be realized for such production or that existing contracts will be honored or judicially enforced.
     LaRoche Petroleum Consultants, Ltd. determined 276.0 Bcfe, or 79% of our proved reserves, for the year ended December 31, 2007, which reserves were located on our Barnett Shale properties. Fairchild & Wells, Inc. determined 47.9 Bcfe, or 14% of our proved reserves, for the year ended December 31, 2007, which reserves were located on our properties in the Camp Hill Field. Ryder Scott Company Petroleum Engineers determined 23.7 Bcfe, or 7% of our proved reserves, for the year ended December 31, 2007, which reserves were located on our Gulf Coast and all other remaining properties.
Oil and Natural Gas Reserve Replacement

Finding and developing sufficient amounts of natural gas and crude oil reserves at economical costs are critical to our long-term success. Given the inherent decline of hydrocarbon reserves resulting from the production of those reserves, it is important for an exploration and production company to demonstrate a long-term trend of more than offsetting produced volumes with new reserves that will provide for future production. Management uses the reserve replacement ratio, as defined below, as an indicator of our ability to replenish annual production volumes and grow our reserves, thereby providing some information on the sources of future production. We believe reserve replacement information is frequently used by analysts, investors and others in the industry to evaluate the performance of companies like ours. The reserve replacement ratio is calculated by dividing the sum of reserve additions from all sources (revisions, extensions, discoveries, other additions, acquisitions and sales of reserves in place) by the actual production for the corresponding period. The values for these reserve additions are derived directly from the proved reserves table above. We do not use unproved reserve quantities in calculating our reserve replacement ratio. It should be noted that the reserve replacement ratio is a statistical indicator that has limitations. As an annual measure, the ratio is limited because it typically varies widely based on the extent and timing of new discoveries and property acquisitions. Its predictive and comparative value is also limited for the same reasons. In addition, since the ratio does not take into consideration the cost or timing of future production of new reserves, it cannot be used as a measure of value creation. The ratio does not distinguish between changes in reserve quantities that are producing and those that will require additional time and funding to begin producing. In that regard, it might be noted that percentage of reserves that were producing varied from 38.2% in 2007, to 25.0% in 2006, and to 19.1% in 2005. Set forth below is our reserve replacement ratio for the years ended December 31, 2007, 2006 and 2005.

	2007	2006	2005
Reserve Replacement Ratio	887%	607%	530%
Volumes, Prices and Oil & Natural Gas Operating Expense
     The following table sets forth certain information regarding the production volumes of, average sales prices received for and average production costs associated with our sales of oil and natural gas for the periods indicated.

	Year Ended December 31,
	2007	2006	2005
Production volumes Oil (MBbls)	241	255	234
Natural gas (MMcf)	16,042	10,176	8,206
Natural gas equivalent (MMcfe)	17,487	11,705	9,612
Average sales prices Oil (per Bbl)	$71.42	$63.62	$56.36
Natural gas (per Mcf)	6.77	6.56	7.90
Natural gas equivalent (per Mcfe)	7.19	7.09	8.13
Average costs (per Mcfe)
Camp Hill operating expenses	$16.12	$11.50	$4.57
Other operating expenses	1.36	1.33	0.62
Total operating expenses(1)	1.41	1.40	1.09

(1)	Includes direct lifting costs (labor, repairs and maintenance, materials and supplies), workover costs and the administrative costs of production offices, insurance and property and severance taxes.
Finding and Development Costs
     The table below reconciles our calculation of finding cost to our costs incurred in the purchase of proved and unproved properties and in development and exploration activities, excluding capitalized interest on unproved properties of $11.7 million, $10.0 million and $5.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. We have also included capitalized overhead in our finding cost of $4.5 million, $3.5 million and $2.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. We have also included non-cash asset retirement obligations of $2.0 million, $0.3 million and $1.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

	Year Ended December 31,
	2007	2006	2005
		(In thousands)
Acquisition costs:
Other unproved properties	$54,467	$48,409	$49,089
Proved properties	—	—	1,954
Exploration	144,402	104,473	50,303
Development	30,562	37,889	20,883
Asset retirement obligation	1,961	299	1,820

	.
Total costs incurred	$231,392	$191,070	$124,049

Total proved reserves added (MMcfe)	155,139	71,066	50,929

Average all-sources finding cost (per Mcfe)	$1.49	$2.69	$2.44

     For the three year period ended December 31, 2007, our total adjusted costs for exploration, development and acquisition activities was approximately $546.5 million. Total exploration, development and acquisition activities for the three year period ended December 31, 2007 have added approximately 277.1 Bcfe of net proved reserves at an all-sources finding cost of $1.97 per Mcfe.
     Our finding and development cost computation excludes net additions/reductions to total future development costs with respect to proved undeveloped properties necessary to convert those properties into proved developed properties of $75.7 million, $31.4 million and $99.8 million at December 31, 2007, 2006 and 2005, respectively, and includes total additions to proved undeveloped reserves of 59.6 Bcfe, 28.4 Bcfe and 25.4 Bcfe for the years ended December 31, 2007, 2006 and 2005, respectively. Accordingly, had we included future development costs in our computations, the average all-sources finding costs would have been $1.98, $3.13 and $4.39 per Mcfe for the years ended December 31, 2007, 2006 and 2005, respectively.
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

	Year Ended December 31,
	2007	2006	2005
		(In thousands)
Acquisition costs
Unproved prospects	$54,467	$48,409	$49,089
Proved properties	—	—	1,954
Exploration	144,402	104,473	50,303
Development	30,562	37,889	20,883
Asset retirement obligation	1,961	299	1,820

Total costs incurred(1)	$231,392	$191,070	$124,049

(1)	Excludes capitalized interest on unproved properties of $11.7 million, $10.0 million and $5.8 million for the years ended December 31, 2007, 2006 and 2005, respectively, and includes capitalized overhead of $4.5 million, $3.5 million, and $2.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. The table also includes non-cash asset retirement obligations of $2.0 million, $0.3 million and $1.8 million, respectively, for the years ended December 31, 2007, 2006 and 2005, respectively.
Drilling Activity
     The following table sets forth our drilling activity for the years ended December 31, 2007, 2006 and 2005. In the table, “gross” refers to the total wells in which we have a working interest and “net” refers to gross wells multiplied by our working interest therein. Our drilling activity from January 1, 1996 to December 31, 2007 has resulted in an apparent commercial success rate of approximately 81%.

	Year Ended December 31,
	2007		2006		2005
	Gross	Net	Gross	Net	Gross	Net
Exploratory Wells Productive	65	42.8	47	26.9	38	20.6
Nonproductive	1	0.4	3	0.9	4	1.2

Total	66	43.2	50	27.8	42	21.8

Development Wells Productive	29	24.0	20	17.1	23	14.0
Nonproductive	1	1.0	—	—	—	—

Total	30	25.0	20	17.1	23	14.0

     The table excludes six gross wells (1.1 net) drilled by CCBM during 2005. The wells are in various stages of development and/or stages of production.
Productive Wells
     The following table sets forth the number of productive oil and natural gas wells in which we owned an interest as of December 31, 2007. This table excludes all wells drilled or acquired by CCBM through 2003, a majority of which were contributed to Pinnacle in that year.

	Company
	Operated		Other		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	63.0	56.2	1.0	0.1	64.0	56.3
Natural gas	90.0	75.0	151.0	47.0	241.0	122.0

Total	153.0	131.2	152.0	47.1	305.0	178.3

Acreage Data

     The following table sets forth certain information regarding our developed and undeveloped lease acreage as of December 31, 2007. Developed acres refers to acreage on which wells have been drilled or completed to a point that would permit production of oil and gas in commercial quantities. Undeveloped acreage refers to acreage on which wells have not been drilled or completed to a point that would permit production of oil and gas in commercial quantities whether or not the acreage contains proved reserves.

	Developed Acreage		Undeveloped Acreage		Total
	Gross	Net	Gross	Net	Gross	Net

North Sea	—	—	110,628	24,798	110,628	24,798
Louisiana	1,665	706	4,597	3,609	6,262	4,315
Texas	56,902	26,012	221,622	151,536	278,524	177,548
Mississippi	—	—	262,925	139,793	262,925	139,793
Montana/Wyoming	—	—	75,089	8,110	75,089	8,110
Other	2,154	596	140,049	66,205	142,203	66,801

Total	60,721	27,314	814,910	394,051	875,631	421,365

     The table does not include 16,059 gross and 5,547 net acres under lease option that we had a right to acquire in Texas pursuant to various seismic and lease option agreements at December 31, 2007. Under the terms of our option agreements, we typically have the right for a period of one year, subject to extensions, to exercise our option to lease the acreage at predetermined terms. Our lease agreements generally terminate if producing wells have not been drilled on the acreage within a period of three years. Further, the table does not include 23,784 gross and 5,946 net acres under lease option in Wyoming that CCBM has the right to earn pursuant to certain drilling obligations and other predetermined terms. We make certain statements in “Business and Properties-General” above regarding acreage that we are currently pursuing in various project areas. This acreage is not included in the table above. We have no rights in acreage that we are only pursuing because the acreage is not under lease or option and, in many cases, we are not in negotiations with respect to such acreage. Moreover, there can be no assurance that we will ever acquire such acreage.
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
     Our marketing objective is to receive the highest possible wellhead price for our product. We are aided by the presence of multiple outlets near our production in the Barnett Shale area and the Texas and Louisiana onshore Gulf Coast area. We take an active role in determining the available pipeline alternatives for each property based on historical pricing, capacity, pressure, market relationships, seasonal variances and long-term viability.
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

     We from time to time market our own production where feasible with a combination of market-sensitive pricing and forward-fixed pricing. We utilize forward pricing to take advantage of anomalies in the futures market and to hedge a portion of our production deliverability at prices exceeding forecast. All of these hedging transactions provide for financial rather than physical settlement. For a discussion of these matters, our hedging policy and recent hedging positions, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Policies —Derivative Instruments,” “Item 7A. Qualitative and Quantitative Disclosures About Market Risk—Commodity Risk,” and “Item 1A. Risk Factors—We may continue to enter into derivative transactions to manage the price risks associated with our production. Our derivative transactions may result in our making cash payments or prevent us from benefiting from increases in prices for natural gas and oil.”
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
     In the past, Congress has been very active in the area of natural gas regulation. However, the more recent trend has been in favor of deregulation or “lighter handed” regulation and the promotion of competition in the gas industry. In light of this increased reliance on competition, the Energy Policy Act of 2005 amended the NGA to prohibit any forms of market manipulation in connection with the transportation, purchase or sale of natural gas. In addition to the regulations implementing these prohibitions, the FERC has established new regulations that are intended to increase natural gas pricing transparency through, among other things, expanded dissemination of information about the availability and prices of gas sold, and has proposed new regulations that would require both interstate pipelines and certain non-interstate pipelines to post daily information regarding their capacity, scheduled flow volumes, and actual flow volumes at certain points on their systems. The Energy Policy Act of 2005 also significantly increases the penalties for violations of the NGA to up to $1 million per day for each violation. There regularly are other legislative proposals pending in the federal and state legislatures which, if enacted, would significantly affect the petroleum industry. At the present time, it is impossible to predict what proposals, if any, might actually be enacted by Congress or the various state legislatures and what effect, if any, such proposals might have on us. Similarly, and despite the trend toward federal deregulation of the natural gas industry, whether or to what extent that trend will continue, or what the ultimate effect will be on our sales of gas, cannot be predicted.
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
Environmental Regulations
     Our operations are subject to numerous international, federal, state and local laws and regulations governing the discharge of materials into the environment or otherwise relating to environmental protection. These laws and regulations may require the acquisition of a permit before drilling commences, restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities, limit or prohibit drilling activities on specified lands within wilderness, wetlands and other protected areas, require remedial measures to mitigate pollution from former operations, such as pit closure and plugging abandoned wells, and impose substantial liabilities for pollution resulting from production and drilling operations. The failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties, imposition of investigatory or remedial obligations or the issuance of injunctions prohibiting or limiting the extent of our operations. Public interest in the protection of the environment has increased dramatically in recent years. The trend of applying more expansive and stricter environmental legislation and regulations to the natural gas and oil industry could continue, resulting in increased costs of doing business and consequently affecting our profitability. To the extent laws are enacted or other governmental action is taken that restricts drilling or imposes more stringent and costly waste handling, disposal and cleanup requirements, our business and prospects could be adversely affected.
     We generate waste that may be subject to the federal Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes. The U.S. Environmental Protection Agency (“EPA”), and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous waste. Furthermore, certain waste generated by our natural gas and oil operations that are currently exempt from treatment as “hazardous waste” may in the future be designated as “hazardous waste” and therefore become subject to more rigorous and costly operating and disposal requirements.
     We currently own or lease numerous properties that for many years have been used for the exploration and production of natural gas and oil. Although we believe that we have implemented appropriate operating and waste disposal practices, prior owners and operators of these properties may not have used similar practices, and hydrocarbons or other waste may have been disposed of or released on or under the properties we own or lease or on or under locations where such waste have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other waste was not under our control. These properties and the waste disposed thereon may be subject to the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), RCRA and analogous state laws as well as state laws governing the management of natural gas and oil waste. Under these laws, we could be required to remove or remediate previously disposed waste (including waste disposed of or released by prior owners or operators) or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination. See “Item 1A. Risk Factors We are subject to various governmental regulations and environmental risks.”
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
     We also are subject to a variety of federal, state, local and international permitting and registration requirements relating to protection of the environment. We believe we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse effect on us.
     Our offshore operations in the U.K. North Sea and onshore operations in the U.S. are subject to similar regulations covering permit requirements and the discharge of oil and other contaminants in connection with drilling operations.
Coalbed Methane Proceedings in Montana
     The issuance of new coalbed methane drilling permits in Montana was halted temporarily pending the Federal Bureau of Land Management’s (“BLM”) approval of a final record of decision on Montana’s Resource Management Plan environmental impact statement and the Montana Department of Environmental Quality’s approval of a statewide oil and gas environmental impact statement. These two program approvals were obtained in April and August of 2003, respectively. Environmental groups initiated six lawsuits, challenging these program approvals. On February 25, 2005, the Federal District Court for the District of Montana issued an opinion in Northern Plains Resource Council v. BLM and a companion case vacating BLM’s approval of the state plan and remanding the plan to BLM for further consideration. The Court further entered an order limiting the issuance of federal drilling permits to 500 per year and placed additional restrictions on certain operations. Various parties appealed these orders to the Ninth Circuit Court of Appeals. On May 31, 2005, the Ninth Circuit entered an order halting the issuance of any new permits pending their review of the parties’ various appeals. Oral argument was held in the case on September 15, 2005. On September 11, 2007, the Ninth Circuit affirmed the trial court’s issuance of the partial injunction limiting the issuance of drilling permits and withdrew the total ban on issuing permits entered by the Court of Appeals.
     During the pendency of the Ninth Circuit case, on February 2, 2007, in response to the orders issued by the Federal District Court for the District of Montana, BLM published the Draft Supplement to the Montana Statewide Oil and Gas Environmental Impact Statement and Amendment to the Powder River and Billings Resource Management Plan (“SEIS”). Public comments were received on the draft SEIS on May 2, 2007. On June 6, 2007, BLM responded to EPA concerns regarding the analysis of air quality impacts in the draft SEIS by committing to prepare Supplemental Air Quality Analyses for public comment by September 2007. On December 14, 2007, BLM issued the Supplemental Air Quality Analyses for public comment. This public comment period will end on March 13, 2008. The draft SEIS attempts to address the Federal District Court’s concerns.
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
Global Climate Change

     In response to recent studies suggesting that emissions of carbon dioxide and certain other gases may be contributing to warming of the Earth’s atmosphere, the current session of the U.S. Congress is considering climate change-related legislation to restrict greenhouse gas emissions. One bill recently approved by the U.S. Senate Environment and Public Works Committee, known as the Lieberman-Warner Climate Security Act or S.2191, would require a 70% reduction in emissions of greenhouse gases from sources within the United States between 2012 and 2050. The Lieberman-Warner bill proposes a “cap and trade” scheme of regulation of greenhouse gas emissions that generally would ban emissions above a defined reducing annual cap. Covered parties would be authorized to emit greenhouse emissions through the acquisition and subsequent surrender of emission allowances that may be traded or acquired on the open market. A vote on this bill by the full Senate is expected to occur before mid-year 2008. In addition, at least 17 states have already taken legal measures to reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Most of these cap and trade programs require either major sources of emissions, such as electric power plants, or major producers of fuels, such as refineries or gas processing plants, to acquire and surrender emission allowances. The number of allowances available for purchase is reduced each year until the overall greenhouse gas emission reduction goal is achieved.
     Depending on the particular program, we could be required to purchase and surrender allowances, either for greenhouse gas emissions resulting from our operations or from combustion of oil or natural gas we produce. Although we would not be impacted to a greater degree than other similarly situated producers of oil and gas, a stringent greenhouse gas control program could have an adverse effect on our cost of doing business and could reduce demand for the oil and gas we produce.
     Also, as a result of the U.S. Supreme Court’s decision in April 2007 in Massachusetts v. Environmental Protection Agency, the EPA may be required to regulate carbon dioxide and other greenhouse gas emissions from mobile sources such as cars and trucks, even if Congress does not adopt new legislation specifically addressing emissions of greenhouse gases. The EPA has indicated that it will issue a rulemaking notice to address carbon dioxide and other greenhouse gas emissions from vehicles and automobile fuels, although the date for issuance of this notice has not been finalized. The Court’s holding in Massachusetts that greenhouse gases including carbon dioxide fall under the federal Clean Air Act’s definition of “air pollutant” may also result in future regulation of carbon dioxide and other greenhouse gas emissions from stationary sources under certain Clean Air Act programs. New federal or state restrictions on emissions of carbon dioxide that may be imposed in areas of the United States in which we conduct business could also adversely affect our cost of doing business and demand for the oil and gas we produce.
     In addition to the effects of future regulation, the meteorological effects of global climate change could pose additional risks to our onshore and offshore operations in the form of more frequent and/or more intense storms and flooding, which could in turn adversely affect our cost of doing business.
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
Title to Properties; Acquisition Risks

     We believe we have satisfactory title to all of our producing properties in accordance with standards generally accepted in the natural gas and oil industry. Our properties are subject to customary royalty interests, liens incident to operating agreements, liens for current taxes and other burdens which we believe do not materially interfere with the use of or affect the value of these properties. As is customary in the industry in the case of undeveloped properties, we make little investigation of record title at the time of acquisition (other than a preliminary review of local records). Investigations, including a title opinion of local counsel, are generally made before commencement of drilling operations. Our credit facilities are secured by substantially all of our natural gas and oil properties.
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
Customers
     The Company sold oil and natural gas production representing more than 10% of its oil and natural gas revenues as follows:

	Year Ended December 31,
	2007	2006	2005
Cokinos Natural Gas Company	11%	—	—
Reichmann Petroleum	—	10%	11%
Chevron/Texaco	—	11%	12%
Houston Pipeline Company	11%	—	—
Energy Transfer	10%	—	—
Crosstex Energy	15%	—	—
     Because alternate purchasers of oil and natural gas are readily available, we believe that the loss of any of our purchasers would not have a material adverse effect on our financial results.
Employees
     At December 31, 2007, we had 75 full-time employees, including eight landmen, six geoscientists and seven engineers. We believe that our relationships with our employees are good.
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
     We depend to a large extent on the services of certain key management personnel and the loss of any could have a material adverse effect on our operations. We do not maintain key-man life insurance with respect to any of our employees.
Available Information
     Our website address is www.crzo.net. We make our website content available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K. We make available on this website, through a direct link to the Securities and Exchange Commission’s website at www.sec.gov, free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file those materials.

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
     As of December 31, 2007, approximately 62% of our proved reserves were proved undeveloped and proved nonproducing. Moreover, some of the producing wells included in our reserve reports as of December 31, 2007 had produced for a relatively short period of time as of that date. Because most of our reserve estimates are calculated using volumetric analysis, those estimates are less reliable than estimates based on a lengthy production history. Volumetric analysis involves estimating the volume of a reservoir based on the net feet of pay of the structure and an estimation of the area covered by the structure based on seismic analysis. In addition, realization or recognition of our proved undeveloped reserves will depend on our development schedule and plans. Lack of certainty with respect to development plans for proved undeveloped reserves could cause the discontinuation of the classification of these reserves as proved. Although we have increased our development of the Camp Hill Field in East Texas, we have in the past chosen to delay development of our proved undeveloped reserves in the Camp Hill Field in favor of pursuing shorter-term exploration projects with higher potential rates of return, adding to our lease position in this field and further evaluating additional economic enhancements for this field’s development.
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
     Natural gas and oil operations are subject to various federal, state, local and foreign government regulations that may change from time to time. Matters subject to regulation include discharge permits for drilling operations, plug and abandonment bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of natural gas and oil wells below actual production capacity in order to conserve supplies of natural gas and oil. Other federal, state and local laws and regulations relating primarily to the protection of human health and the environment apply to the development, production, handling, storage, transportation and disposal of natural gas and oil, by-products thereof and other substances and materials produced or used in connection with natural gas and oil operations. In addition, we may be liable for environmental damages caused by previous owners of property we purchase or lease. As a result, we may incur substantial liabilities to third parties or governmental entities and may be required to incur substantial remediation costs. Further, we or our affiliates hold certain mineral leases in the State of Montana that require coalbed methane drilling permits, the issuance of which has been challenged in pending litigation. We may not be able to obtain new permits in an optimal time period or at all. We also are subject to changing and extensive tax laws, the effects of which cannot be predicted. Compliance with existing, new or modified laws and regulations could have a material adverse effect on our business, financial condition and results of operations.
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
     Due to current industry demands, well service providers and related equipment and personnel are in short supply. This is causing escalating prices, delays in drilling and other exploration activities, the possibility of poor services coupled with potential damage to downhole reservoirs and personnel injuries. Such pressures will likely increase the actual cost of services, extend the time to secure such services and add costs for damages due to any accidents sustained from the overuse of equipment and inexperienced personnel.
Our credit facilities contain operating restrictions and financial covenants, and we may have difficulty obtaining additional credit.
     Over the past few years, increases in commodity prices and proved reserve amounts and the resulting increase in our estimated discounted future net revenue have allowed us to increase our available borrowing amounts. In the future, commodity prices may decline, we may increase our borrowings or our borrowing base may be adjusted downward, thereby reducing our borrowing capacity. Our credit facilities are secured by a pledge of substantially all of our producing natural gas and oil properties and assets, are guaranteed by our subsidiaries CCBM, Inc., CLLR, Inc. and Hondo Pipeline, Inc. and contain covenants that limit additional borrowings, dividends, the incurrence of liens, investments, sales or pledges of assets, changes in control, repurchases or redemptions for cash of our common stock, speculative commodity transactions and other matters. The credit facilities also require that specified financial ratios be maintained. We may not be able to refinance our debt or obtain additional financing, particularly in view of the restrictions of our credit facilities on our ability to incur additional debt and the fact that substantially all of our assets are currently pledged to secure obligations under the credit facilities. The restrictions of our credit facilities and our difficulty in obtaining additional debt financing may have adverse consequences on our operations and financial results including:
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
     In addition, under the terms of our credit facilities, our borrowing base is subject to redeterminations at least semi-annually based in part on prevailing natural gas and oil prices. In the event the amount outstanding exceeds the redetermined borrowing base, we could be forced to repay a portion of our borrowings. We may not have sufficient funds to make any required repayment. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell a portion of our assets.
We may record ceiling limitation write-downs that would reduce our shareholders’ equity.
     We use the full-cost method of accounting for investments in natural gas and oil properties. Accordingly, we capitalize all the direct costs of acquiring, exploring for and developing natural gas and oil properties. Under the full-cost accounting rules, the net capitalized cost of natural gas and oil properties may not exceed a “ceiling limit” that is based on the present value of estimated future net revenues from proved reserves, discounted at 10%, plus the lower of the cost or the fair market value of unproved properties. If net capitalized costs of natural gas and oil properties exceed the ceiling limit, we must charge the amount of the excess to operations through depreciation, depletion and amortization expense. This charge is called a “ceiling limitation write-down.” This charge does not impact cash flow from operating activities but does reduce our shareholders’ equity. The risk that we will be required to write down the carrying value of our natural gas and oil properties increases when natural gas and oil prices are low or volatile. In addition, write-downs would occur if we were to experience sufficient downward adjustments to our estimated proved reserves or the present value of estimated future net revenues, as further discussed in “—Our reserve data and estimated discounted future net cash flows are estimates based on assumptions that may be inaccurate and are based on existing economic and operating conditions that may change in the future.” Once incurred, a write-down of natural gas and oil properties is not reversible at a later date. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Policies” for additional information on these matters.
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
     We cannot assess the extent of either the threat or the potential impact of future terrorist attacks on the energy industry in general, and on us in particular, either in the short-term or in the long-term. Uncertainty surrounding such hostilities may affect our operations in unpredictable ways, including the possibility that infrastructure facilities, including pipelines and gathering systems, production facilities, processing plants and refineries, could be targets of, or indirect casualties of, an act of terror or war.
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
       The following table sets forth certain information with respect to our executive officers

Name	Age	Position
S.P. Johnson IV	52	President, Chief Executive Officer and Director
Paul F. Boling	54	Chief Financial Officer, Vice President, Secretary and Treasurer
J. Bradley Fisher	47	Vice President and Chief Operating Officer
Gregory E. Evans	58	Vice President of Exploration
Richard H. Smith	50	Vice President of Land
       Set forth below is a description of the backgrounds of each of our executive officers.
     S.P. Johnson IV has served as our President and Chief Executive Officer and a director since December 1993. Prior to that, he worked for Shell Oil Company for 15 years. His managerial positions included Operations Superintendent, Manager of Planning and Finance and Manager of Development Engineering. Mr. Johnson is also a director of Basic Energy Services, Inc. (a well servicing contractor) and Pinnacle Gas Resources, Inc. (a coalbed methane production company). Mr. Johnson is a Registered Petroleum Engineer and has a B.S. in Mechanical Engineering from the University of Colorado.
     Paul F. Boling has served as our Chief Financial Officer, Vice President, Secretary and Treasurer since August 2003. From 2001 to 2003, Mr. Boling was the Global Controller for Resolution Performance Products, LLC, an international epoxy resins manufacturer. From 1990 to 2001, Mr. Boling served in a number of financial and managerial positions with Cabot Oil & Gas Corporation, serving most recently as Vice President, Finance. Mr. Boling is a CPA and holds a B.B.A. from Baylor University.
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
     Gregory E. Evans has served as Vice President of Exploration since March 2005. Prior to joining us, Mr. Evans was Vice President North America Onshore Exploration for Ocean Energy from 2001 to 2003. Prior to that time, he spent 19 years at Burlington Resources where he served as Chief Geophysicist North America during 1999 to 2000, Gulf of Mexico Deep Water Exploration Manager during 1998 to 1999 and Geoscience Manager for the Western Gulf of Mexico Shelf during 1996 to 1998. Between 1982 to 1996, Mr. Evans held various other technical and managerial positions with Burlington Resources, including Division Exploration Manager of both the Rocky Mountain Region as well as the Gulf Coast area. Mr. Evans received a B.S. in Geophysical Engineering from the Colorado School of Mines receiving the Cecil H. Green award for outstanding geophysical student.
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
PART II
Item 5. Market for Registrant’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities
     Our common stock, par value $0.01 per share, trades on the Nasdaq Global Select Market under the symbol “CRZO.” The following table sets forth the high and low sales prices per share of our common stock on the Nasdaq Global Select Market for the periods indicated.

	High	Low
2007
First Quarter	$35.58	$25.54
Second Quarter	47.70	34.44
Third Quarter	46.23	34.51
Fourth Quarter	57.38	43.90
2006
First Quarter	$29.70	$21.57
Second Quarter	32.95	24.99
Third Quarter	32.42	24.31
Fourth Quarter	33.94	23.08
     The closing market price of our common stock on February 15, 2008 was $53.61 per share. As of February 15, 2008, there were an estimated 111 owners of record of our common stock.
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
     The following graph presents a comparison of the yearly percentage change in the cumulative total return on the Common Stock over the period from December 31, 2002 to December 31, 2007, with the cumulative total return of the S&P 500 Index and the American Stock Exchange Natural Resources Industry Index of publicly traded companies over the same period. The graph assumes that $100 was invested on December 31, 2002 in our common stock at the closing market price at the beginning of this period and in each of the other two indices and the reinvestment of all dividends, if any.
     The graph is presented in accordance with requirements of the Securities and Exchange Commission. Shareholders are cautioned against drawing any conclusions from the date contained therein, as past results are not necessarily indicative of future financial performance.

	S&P	AMEX	COGI
December 31, 2002	$100	$100	$100
December 31, 2003	126	148	137
December 31, 2004	138	190	214
December 31, 2005	142	290	469
December 31, 2006	161	323	551
December 31, 2007	167	411	1,039
     Pursuant to SEC rules, the foregoing graph is not deemed “filed” with the SEC.
     The following table presents information regarding the Company’s purchases of its common stock on a monthly basis during the fourth quarter of 2007:

			Total Number of	Maximum Number
			Shares Purchased as	(or Appropriate Dollar
	Total Number		Part of Publicly	Value) of Shares that May
	of Shares	Average Price	Announced Plans or	Yet Be Purchased Under
Period	Purchased(1)	Paid Per Share	Programs	the Plan or Programs

October 2007	1,960	$45.29	—	—
November 2007	854	48.87	—	—
December 2007	432	53.29	—	—

Total	3,246	$47.29	—	—

(1)	The 3,246 shares related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under the Company’s long-term incentive plan.
Item 6. Selected Financial Data
     Our financial information set forth below for each of the five years in the period ended December 31, 2007, has been derived from our audited consolidated financial statements. The information should be read in conjunction with such section and our consolidated financial statements and related notes included in Item 8. Financial Statements and Supplementary Data.

	Year Ended December 31,
	2007	2006	2005	2004	2003
		(In thousands, except per share data)
Statement Of Operations Data:
Oil and natural gas revenues	$125,789	$82,945	$78,155	$52,397	$38,508
Costs and expenses:
Oil and natural gas operating expenses	24,662	16,428	10,437	8,392	6,724
Depreciation, depletion and amortization	41,899	31,129	21,374	15,464	11,868
General and administrative	18,912	14,909	11,243	8,255	5,952
Accretion expense related to asset retirement	374	496	70	23	41

Total costs and expenses	85,847	62,962	43,124	32,134	24,585

Operating income	39,942	19,983	35,031	20,263	13,923
Gain (loss) on derivatives	(1,366)	16,457	(5,882)	(625)	—
Loss on extinguishment of debt	—	(294)	(3,721)	—	—
Equity in net income/(loss) of Pinnacle Gas Resources, Inc.	—	35	(2,542)	(1,399)	(830)
Interest (expense) income, net of amounts capitalized and interest income	(13,994)	(8,127)	(4,295)	(622)	(19)
Other income and expenses, net	130	427	(457)	506	29

Income before income taxes	24,712	28,481	18,134	18,123	13,103
Income tax expense	9,243	10,233	7,500	7,009	5,063

Income before cumulative effect of change in accounting principle	15,469	18,248	10,634	11,114	8,040
Dividends and accretion of discount on preferred stock	—	—	—	350	741

Income available to common shareholders before cumulative effect of change in accounting principle	15,469	18,248	10,634	10,764	7,299
Cumulative effect of change in accounting principle	—	—	—	—	(128)

Net income available to common shareholders	$15,469	$18,248	$10,634	$10,764	$7,171

Basic earnings per common share	$0.59	$0.74	$0.45	$0.54	$0.50

Diluted earnings per common share	$0.57	$0.71	$0.44	$0.49	$0.43

Basic weighted average shares outstanding	26,287	24,827	23,492	19,958	14,312
Diluted weighted average shares outstanding	27,120	25,565	24,361	21,818	16,744

Statements of Cash Flow Data:
Net cash provided by operating activities	$95,231	$65,437	$38,839	$32,501	$33,631
Net cash used in investing activities	(227,724)	(161,576)	(111,417)	(80,294)	(29,673)
Net cash provided by (used in) financing activities	135,111	72,822	95,635	50,139	(5,379)

Other Operating Data:
Capital expenditures	$247,003	$201,773	$135,156	$83,891	$31,930
Debt repayments (1)	108,258	40,536	101,021	13,737	5,951

	As of December 31,
	2007	2006	2005	2004	2003
			(In thousands)
Balance Sheet Data:
Working capital (deficit)	$(50,053)	$(17,014)	$10,307	$(8,937)	$(11,817)
Property and equipment, net	646,810	445,447	314,074	205,482	135,273
Total assets	709,670	494,795	383,101	234,345	156,803
Long-term debt, including current maturities	254,501	188,758	149,294	62,974	36,253
Convertible participating preferred stock		—	—	—	7,114
Total equity	310,721	212,274	155,385	121,060	76,072

(1)	Debt repayments include amounts refinanced.

     Forward-Looking Statements. The statements contained in all parts of this document, (including any portion attached hereto) including, but not limited to, those relating to our schedule, targets, estimates or results of future drilling, including the number, timing and results of wells, budgeted wells, increases in wells, the timing and risk involved in drilling follow-up wells, expected working or net revenue interests, planned expenditures, prospects budgeted and other future capital expenditures, risk profile of oil and gas exploration, acquisition of 3-D seismic data (including number, timing and size of projects), planned evaluation of prospects, probability of prospects having oil and natural gas, expected production or reserves, increases in reserves, acreage, working capital requirements, hedging activities, the ability of expected sources of liquidity to implement our business strategy, future exploration activity, production rates, financing for our 2008 exploration and development program, growth in production, development of new drilling programs, hedging of production and exploration and development expenditures, Camp Hill steam injection and development, all and any other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words “anticipate,” “budgeted,” “planned,” “targeted,” “potential,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to our dependence on our exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, our dependence on our key personnel, factors that affect our ability to manage our growth and achieve our business strategy, risks relating to our limited operating history, technological changes, our significant capital requirements, the potential impact of government regulations, adverse regulatory determinations, litigation, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks, availability of equipment, weather, availability of financing, ability to obtain permits and other factors detailed herein and in our other filings with the Securities and Exchange Commission. Some of the factors that could cause actual results to differ from those expressed or implied in forward-looking statements are described under “Item 1A. Risk Factors” and in other sections of this report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to update or revise any forward-looking statement.
     Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read this discussion together with the consolidated financial statements and other financial information included in this Form 10-K.
General Overview
     In 2007, we recognized record revenues of $125.8 million, record production of 17.5 Bcfe and a record level of oil and gas proved reserves of 347.6 Bcfe. The key drivers to our success for 2007 included the following:
Drilling program. Our success is largely dependent on the results of our drilling program. During the year ended December 31, 2007, we drilled 96 gross wells (68.2 net wells) with an apparent success rate of 98% that was comprised of: (1) 60 of 60 gross wells (46.5 net wells) in the Barnett Shale area, (2) seven of eight gross wells (1.9 of 2.3 net wells) in the onshore Gulf Coast area, (3) one of one gross well (0.2 net well) in the U.K. North Sea, (4) 16 of 17 gross wells (16 of 17 net wells) in the Camp Hill field and (5) 10 of 10 gross wells (2.2 net wells) in other areas. We also drilled 13 gross service wells (13 net wells) in the Camp Hill area and one gross appraisal well (0.2 net) in the U.K. North Sea. At December 31, 2007, 53 of these gross wells were awaiting completion or pipeline connections.
Reserve Growth. As a result of our drilling program discussed above, our reserves increased 66 percent to a record level of 347.6 Bcfe at December 31, 2007, replacing 887 percent of 2007 production.
Production. Our 2007 annual production of 17.5 Bcfe, or 47.9 MMcfe/d was a record high. The 2007 production increased 49% from 2006 production of 11.7 Bcfe. The increase from the 2006 to the 2007 production was primarily due to new Barnett Shale wells and the addition of the Baby Ruth and Doberman #1 wells in the Gulf Coast area.
Commodity prices. Our average natural gas price during 2007 was $6.77 per Mcf (excluding the impact of our hedges), $0.21 per Mcf higher than the 2006 price of $6.56. Our average oil price in 2007 was $71.42 per Bbl, or $7.80 higher than in 2006. Commodity prices are affected by changes in market demands, overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. Our financial results are largely dependent on commodity prices, particularly natural gas prices, which are beyond our control and have been and are expected to remain volatile.

Capital funding. In order to fund our growth, we have taken steps to enhance our liquidity. During the first quarter of 2007, we received $72.1 million of net proceeds from borrowings under the amended Second Lien Facility. During the third quarter of 2007, we received approximately $72.0 million in net proceeds from a registered direct offering of 1.8 million shares of our common stock. The proceeds were used to repay borrowings under the Senior Credit Facility and to fund in part our 2007 drilling program and for general corporate purposes. In December 2007, our borrowing base availability on the Senior Credit Facility increased from $117.0 million to $145.0 million, leaving us with a borrowing capacity of $111 million at December 31, 2007. The next borrowing base redetermination is scheduled for May 2008. In February 2008, we received approximately $135.4 million in net proceeds from an underwritten public offering of 2.59 million shares of our common stock.
Outlook for 2008
     Our outlook for the future remains positive. Production growth and strong commodity prices are key to our future success and we believe the following measures will help continue our success in 2008:
2008 drilling and capital program. In 2008 we plan to drill 68 gross (62.6 net) wells in the Barnett Shale area, 15 gross (5.8 net) wells in the Gulf Coast area, 40 gross (40.0 net) wells in the Camp Hill field (which includes approximately 17 service wells), three gross (0.5 net) U.K. North Sea appraisal wells and 29 gross (14.5 net) wells in other areas. Our 2008 capital budget is approximately $300 million and includes approximately $250 million for drilling, comprised of $185 million in Barnett Shale, $23 million in Gulf Coast, $17 million in the U.K. North Sea, $6 million in the Camp Hill Field, and $19 million in other areas, and approximately $50 million for land and seismic activities. The actual number of wells drilled will vary depending upon various factors, including the availability and cost of drilling rigs, land and industry partner issues, our cash flow, success of drilling programs, weather delays and other factors. If we drill the number of wells we have budgeted for 2008, depreciation, depletion and amortization, oil and natural gas operating expenses and production are expected to increase over levels incurred in 2007.
Barnett Shale operations. During the first quarter of 2008, we entered into a drilling contract which is expected to bring our operated rig count to five starting in April 2008. Three of the rigs will be used in southeast Tarrant County, including one in the development of The University of Texas – Arlington (“UTA”) campus. For 2008, we have a six well plan for UTA in which we plan to drill all six wells then fracture stimulate these wells and begin sales before further drilling in the area. In early February 2008, the five wells in our Taylor lease in southeast Tarrant County, began production and sales with initial production rates totaling 23.0 MMcfe/d. There are currently 17 net horizontal wells in the Barnett Shale area already drilled but waiting on completion and/or pipeline connection.
North Sea operations. Following the positive results from the Forties appraisal drilling in the Huntington discovery during the fourth quarter of 2007, we are defining those field limits and establishing reservoir properties in preparation for making application for field development in late 2008. After we receive regulatory approval for our field development we will assess whether we will be able to book proved reserves in connection with this portion of the Huntington discovery. During the first quarter of 2008, we also completed the first appraisal well targeting the Jurassic Fulmar sands in the Huntington discovery and anticipate further appraisal will be required to delineate this reservoir. We currently expect that we will seek to significantly expand our expenditures in this area over the next several years. In 2008, we expect to seek project financing or conventional reserves-based financing to fund the development of the Huntington discovery.
Camp Hill. We have a firm commitment from our drilling contractor to drill exclusively for us through February 2008 with options to extend the contract for four additional three-month periods, providing us the expected rig availability needed to execute our 2008 drilling plan. By the end of 2008, we plan to have four natural gas-fired steam generators operating at the field, of which the first generator is expected to be working near full capacity by April 2008.
Other areas. In the Marcellus Shale in New York and Pennsylvania, where we have acquired approximately 12,500 net acres, we expect to drill four gross (2.8 net) wells. In the Floyd Shale we expect to drill a well in the northwest end of the play where a competitor’s well has reported a commercial flow rate. In the Fayetteville Shale, we expect to participate in the drilling of eleven outside-operated gross (0.6 net) wells with an average working interest of about five percent.
Natural gas and oil hedges. We expect to hedge production to decrease our exposure to natural gas and oil price fluctuations. At December 31, 2007, we had hedged approximately 14,624,000 MMBtus of natural gas production through 2009 and 45,700 Bbls of oil production through 2008.

Results of Operations
Year Ended December 31, 2007 Compared to the Year Ended December 31, 2006
     Oil and natural gas revenues for 2007 increased 52% to $125.8 million from $82.9 million in 2006. Production volumes for oil and natural gas in 2007 increased 49% to 17.5 Bcfe from 11.7 Bcfe in 2006. Realized average natural gas sales price for 2007 increased 3% to $6.77 per Mcf compared to $6.56 per Mcf in 2006, and the average oil sales price for 2007 increased 12% to $71.42 per barrel from $63.62 per barrel in 2006. The increase in natural gas production was primarily due to the production from new wells in the Barnett Shale area and the Baby Ruth and Doberman #1 wells in the Gulf Coast area.
     The following table summarizes production volumes, average sales prices and operating revenues for our oil and natural gas operations for the years ended December 31, 2007 and 2006:

			2007 Period
			Compared to 2006 Period
	December 31,		Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
Production volumes-
Oil and condensate (Mbbls)	241	255	(14)	(5)%
Natural gas (MMcf)	16,042	10,176	5,866	58%
Average sales prices-
Oil and condensate (per Bbl)	$71.42	$63.62	$7.80	12%
Natural gas (per Mcf)	6.77	6.56	0.21	3%
Operating revenues (In thousands) -
Oil and condensate	$17,197	$16,217	$980	6%
Natural gas	108,592	66,728	41,864	63%

Total	$125,789	$82,945	$42,844	52%

     Oil and natural gas operating expenses for 2007 increased 50% to $24.7 million (or $1.41 per Mcfe) from $16.4 million (or $1.40 per Mcfe) in 2006. While total costs increased primarily due to increased production, costs per Mcfe remained relatively unchanged from 2006 to 2007. The increase in total operating expenses was due to (1) approximately $3.3 million in higher transportation gathering and treating costs in the Barnett Shale, (2) higher saltwater disposal costs of $2.2 million, (3) increased compression costs of $1.1 million, (4) higher severance taxes of $0.9 million and (5) increased workover expenses of $0.4 million.
     Depreciation, depletion and amortization (“DD&A”) expense for 2007 increased 35% to $41.9 million from $31.1 million in 2006. This increase was primarily due to an increase in production volumes partially offset by a decrease in the DD&A rate primarily due to lower overall finding cost of new reserves added in 2007.
     General and administrative (“G&A”) expense for 2007 increased 27% to $18.9 million from $14.9 million for 2006. The increase in G&A was due primarily to (1) increased employee related costs of $2.5 million, (2) increased stock-based compensation expense of $2.0 million due to additional restricted shares issued in 2007 and higher stock prices (3) increased office expense of $0.6 million and (4) increased legal-professional fees of $0.3 million. These increases were partially offset by decreased bad debt expense of $1.6 million primarily related to a 2006 outside operator bankruptcy filing.
     The net loss on derivatives was $1.4 million for the year ended December 31, 2007, comprised of (1) a $8.0 million of unrealized mark-to-market net losses on derivatives ($5.2 million loss on oil and gas derivatives and $2.8 million loss on interest rate swaps) and (2) $6.6 million of net realized gains ($6.4 million gain from oil and gas derivatives and $0.2 million gain from interest rate swaps).
     Interest expense and capitalized interest in 2007 were $26.4 million and ($11.7) million, respectively, as compared to $19.1 million and $(10.0) million in 2006. These increases were attributable to the $75.0 million increase in borrowings under the Second Lien Credit Facility in January 2007, increased borrowings under the Senior Credit Facility and higher effective interest rates.
     Income taxes decreased to $9.2 million in 2007 from $10.2 million in 2006 due to the decrease in pre-tax income.

Year Ended December 31, 2006 Compared to the Year Ended December 31, 2005
     Oil and natural gas revenues for 2006 increased 6% to $82.9 million from $78.2 million in 2005. Production volumes for oil and natural gas in 2006 increased 22% to 11.7 Bcfe from 9.6 Bcfe in 2005. Realized average natural gas sales price for 2006 decreased 17% to $6.56 per Mcf compared to $7.90 per Mcf in 2005, and the average oil sales price for 2006 increased 13% to $63.62 per barrel from $56.36 per barrel in 2005. The increase in natural gas production was primarily due to the production from the three Galloway Gas Unit wells and new wells in the Barnett Shale area. The gas production volume increases were partially offset by production declines from the Delta Farms #1 and the Beach House #1 wells.

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

Liquidity and Capital Resources
     Sources and Uses of Cash. During the year ended December 31, 2007, capital expenditures, net of proceeds from property sales, exceeded our net cash. During 2007, we funded our capital expenditures with cash generated from operations, additional borrowings under the Second Lien Credit Facility and the Senior Credit Facility and proceeds from the issuance of common stock. Potential primary sources of future liquidity include the following:
•	Cash on hand and cash generated by operations. Cash flows from operations are highly dependent on commodity prices and market conditions for oil and gas field services. We hedge a portion of our production to reduce the downside risk of declining natural gas and oil prices.

•	Available borrowings under the Senior Credit Facility. On December 20, 2007, the borrowing base availability under the Senior Credit Facility increased from $117.0 million to $145.0 million. At February 21, 2008, borrowings available under the Senior Credit Facility were $145.0 million (after repaying $85.0 million of outstanding borrowings, using a portion of the net proceeds from the February 2008 equity offering). The next borrowing base redetermination is scheduled for May 2008.

•	Other debt and equity financings. As situations or conditions arise, we may seek to issue additional debt or equity to supplement our cash flows. We raised approximately $71.9 million and $135.4 million from the issuances of our common stock in September 2007 and February 2008, respectively.

•	Asset sales. In order to fund our drilling program, we may consider the sale of certain properties or assets that we no longer deem core to our future growth.
     Our primary use of cash is capital expenditures related to our drilling and leasing program. Our capital expenditures budget in 2008 provides for approximately $250 million for drilling and approximately $50 million for lease and seismic acquisitions. In 2008 we plan to drill 68 gross (62.6 net) wells in the Barnett Shale area, 15 gross (5.8 net) wells in the Gulf Coast area, 40 gross (40.0 net) wells in the Camp Hill Field (which includes approximately 17 service wells), three (0.5 net) U.K. North Sea appraisal wells and 29 gross (14.5 net) wells in other areas. The actual number of wells drilled and capital expended is dependent upon our available financing, cash flow, availability and cost of drilling rigs, land and partner issues and other factors. Capital expenditures do not include operating costs such as the steam costs that will be required for the multi-year development of our Camp Hill project. In addition to our capital expenditure program, we have contractual obligations as discussed below.
     We have increased the development of our Camp Hill project. In August 2005, management proposed the acceleration of the Camp Hill development to our board of directors. Accordingly, a development plan was formally approved by the board for increased drilling activity in the Camp Hill Field, beginning with an initial 60-well drilling program. In February 2006, our board of directors formally approved a multi-year plan to fully develop the entire Camp Hill Field. In furtherance of this plan, we expect to drill 40 gross wells in this area at an estimated cost of $5.6 million during 2008. To fully develop the field, we expect to drill approximately 296 wells from 2008 through 2024, at a total cost of approximately $21.4 million and total operating costs including steam of approximately $148.8 million. The precise timing and amount of our expenditures on additional well drilling and increased steam injection to develop the proved undeveloped reserves in this project will depend on several factors including the relative prices of oil and natural gas.
     Overview of Cash Flow Activities. Cash flows provided by operating activities were $95.2 million, $65.4 million and $38.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase from 2006 to 2007 was primarily due to an increase in operating income largely attributable to increased production and higher average oil and natural gas prices.
     Cash flows used in investing activities were $227.7 million for the year ended December 31, 2007 and related primarily to oil and gas property expenditures. Cash flows used in investing activities of $161.6 million for the year ended December 31, 2006 were largely attributable to capital expenditures for oil and gas properties of $201.8 million partially offset by proceeds from the sale of properties of $38.3 million. The 2005 cash flows used in investing activities of $111.4 million were largely attributable to capital expenditures for oil and gas properties.
     Net cash provided by financing activities for the year ended December 31, 2007 was $135.1 million and related primarily to the additional borrowings of $75.0 million under the Second Lien Credit Facility in January 2007 and net proceeds of $71.9 million from the issuance of common stock in September 2007. These cash proceeds were partially offset by the repayment of borrowings under the Senior Credit Facility. Net cash provided by financing activities for the year ended December 31, 2006 was $72.8 million and related primarily to additional borrowings under the Senior Credit Facility of $80.0 million and net proceeds of $33.5 million from the issuance of common stock, partially offset by $40.5 million of debt repayments. During 2005, net cash flow provided by financing activities was $95.6 million and was primarily comprised of $183.6 million of net proceeds from borrowings primarily from the Second Lien Credit Facility and also advances under the Senior Credit Facility and the net proceeds of $17.0 million from the 2005 private placement of common stock. The proceeds were partially offset by $101.0 million of debt repayments.
     Liquidity/Cash Flow Outlook. In February 2008, we received approximately $135.4 million, before expenses, from an underwritten public offering of 2,587,500 shares of our common stock priced at $54.50 per share. With a portion of the proceeds we repaid the $85.0 million of borrowings outstanding under the Senior Credit Facility. We believe that the proceeds from this offering and cash generated from operations along with cash on hand and the cash available under the Senior Credit Facility is sufficient to fund our immediate needs but we may need to seek other financing alternatives, including additional debt or equity financings, to fully fund our 2008 capital expenditures program, especially if there are additional capital needs in connection with our Floyd Shale or U.K. North Sea operations or new opportunities in our Other Shale areas.
     We may not be able to obtain financing needed in the future on terms that would be acceptable to us. If we cannot obtain adequate financing, we may be required to limit or defer our planned oil and natural gas exploration and development program, thereby adversely affecting the recoverability and ultimate value of our oil and natural gas properties.
Contractual Obligations
     The following table sets forth estimates of our contractual obligations as of December 31, 2007:

	Payments Due by Year
	(In thousands)
	Total	2008	2009	2010	2011	2012
Long-term Debt	$254,501	$2,251	$2,250	$250,000	$—	$—
Operating Leases	4,213	1,000	1,009	1,102	1,102	—
Drilling Contracts	21,953	11,369	5,293	5,291	—	—
Seismic Data Commitments	150	150	—	—	—	—

Total Contractual
Cash Obligations	$280,817	$14,770	$8,552	$256,393	$1,102	$—

Off Balance Sheet Arrangements
       We currently do not have any off balance sheet arrangements.
Financing Arrangements
  Second Lien Credit Facility
     On July 21, 2005, we entered into a Second Lien Credit Agreement with Credit Suisse, as administrative agent and collateral agent and the lenders party thereto (the “Second Lien Credit Facility”) that matures on July 21, 2010. The Second Lien Credit Facility, as amended, provides for a term loan facility in an aggregate principal amount of $225.0 million. It is secured by substantially all of our assets and is guaranteed by our subsidiaries. The liens securing the Second Lien Credit Facility are second in priority to the liens securing the Senior Secured Revolving Credit Facility (discussed below).
     The interest rate on each base rate loan will be the greater of the agent’s prime rate and the federal funds effective rate plus 0.5%, plus a margin of 3.75%. The interest on each Eurodollar loan will be the adjusted LIBO rate plus a margin of 4.75%. Interest on Eurodollar loans is payable on either the last day of each period or every three months, whichever is earlier. Interest on our outstanding borrowings under the Second Lien Credit Facility is payable quarterly. On December 31, 2007, the interest rate was approximately 9.6%, excluding the impact of interest rate swaps.
     We are subject to certain covenants under the Second Lien Credit Facility. These covenants include, but are not limited to, the maintenance of the following financial covenants: (1) a minimum current ratio of 1.0 to 1.0 including availability under the borrowing base under the Senior Credit Facility; (2) a minimum quarterly interest coverage ratio of 2.75 to 1.0 through December 31, 2007 and 3.0 to 1.0 thereafter; (3) a minimum quarterly proved reserve coverage ratio of 1.5 to 1.0 through December 31, 2007 and 2.0 to 1.0 thereafter; and (4) a maximum total net recourse debt to EBITDA (as defined in the Second Lien Credit Facility) ratio of not more than 3.75 to 1.0 through December 31, 2007 and 3.25 to 1.0 thereafter.

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
     In January 2007, we drew an additional $75.0 million in borrowings under the Second Lien Facility and received net proceeds of $72.1 million. As of December 31, 2007, we had $220.5 million of borrowings outstanding under the Second Lien Credit Facility. Maturities of the Second Lien Credit Facility are $2.25 million in 2008 and 2009 and the remaining balance is due in 2010.
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
     As of December 31, 2007, we had $34.0 million of borrowings outstanding on a borrowing base availability of $145.0 million.
     On September 11, 2007, we entered into the Second Amendment (the “Second Amendment”) to the Senior Credit Facility. The Second Amendment provides that in the event the scheduled redetermination of the borrowing base is not made on or prior to January 1, 2008 as a result of our failure to comply with the requirement to deliver required engineering reports, the borrowing base will be reduced by $3.0 million commencing on January 1, 2008 and continuing on the first day of each month thereafter until the borrowing base is redetermined. The conforming and non-conforming borrowing bases (as defined in the Senior Credit Facility) were amended to be $100.0 million and $17.0 million, respectively. In connection with the Second Amendment, a second bank was added to the credit agreement. In addition, the Second Amendment increased the amount of investments in unrestricted subsidiaries that we may make.
     On December 20, 2007, we entered into the Third Amendment (the “Third Amendment”) to the Senior Credit Facility. The conforming and non-conforming borrowing bases were amended to be $125.0 million and $20.0 million, respectively. In connection with the Third Amendment, the co-lending group was expanded to four banks and the $3.0 million borrowing base reduction associated with the delivery of engineering reports at January 1, 2008 was removed.
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
     We are subject to certain covenants under the amended terms of the Senior Credit Facility which include, but are not limited to, the maintenance of the following financial ratios: (1) a minimum current ratio of 1.0 to 1.0; and (2) a maximum total net debt to Consolidated EBITDAX (as defined in the Senior Credit Facility) of 3.75 to 1.0 for the fiscal quarters through and including December 31, 2007 and 3.25 to 1.0 thereafter. The Senior Credit Facility also places restrictions on indebtedness, dividends to shareholders, liens, investments, mergers, acquisitions, asset dispositions, repurchase or redemption of our common stock, speculative commodity transactions, transactions with affiliates and other matters.
     The Senior Credit Facility is subject to customary events of default, the occurrence and continuation of which could result in the acceleration of amounts due under the facility by the agent or the lenders.
     At December 31, 2007, we were in compliance with all of our debt covenants.

Public Offerings in 2008 and 2007; and Private Placements of Common Stock in 2006 and 2005.
     In February 2008, we sold 2,587,500 shares of our common stock in an underwritten public offering at a price of $54.50 per share. With a portion of the proceeds we repaid $85.0 million of borrowings then outstanding under the Senior Credit Facility. We plan to use the remaining proceeds to fund in part our 2008 capital expenditure program.
     In September 2007, we sold 1,800,000 shares of our common stock to certain qualified investors in a registered direct offering at a price of $41.40 per share. We used the net proceeds to repay $54 million of outstanding borrowings under the Senior Credit Facility and to fund in part our 2007 capital expenditure program.
     In July 2006, we sold 1,350,000 shares of our common stock to institutional investors at a price of $26.00 per share in a private placement (the “2006 Private Placement”). The net proceeds, after deducting placement agents’ fees but before paying offering expenses, of approximately $33.7 million were principally used to fund a portion of our 2006 capital expenditures program. In connection with the 2006 Private Placement, we entered into Subscription and Registration Rights Agreements (the “Subscription and Registration Rights Agreements”) with the investors in the 2006 Private Placement. The Subscription and Registration Rights Agreements provide registration rights with respect to the shares purchased in the 2006 Private Placement. We filed a resale shelf registration statement in connection with the 2006 Private Placement that has been declared effective by the SEC. We are generally subject to specified penalties in the event we do not maintain the effectiveness of the registration statement. We are subject to certain covenants under the terms of the Subscription and Registration Rights Agreements, including the requirement that the registration statement be kept effective for resale of shares for two years. In certain situations, we are required to indemnify the investors in the 2006 Private Placement, including without limitation, for certain liabilities under the Securities Act.
     In the second quarter of 2005, we sold 1,200,000 shares of our common stock to institutional investors at a price of $15.25 per share in a private placement (the “2005 Private Placement”), a 4.7% discount to the close price on the Nasdaq stock market for our common stock the day prior to pricing. The net proceeds from the 2005 Private Placement, after the placement agents’ fees but before offering expenses, were approximately $17.2 million. We used the proceeds from the 2005 Private Placement to fund a portion of our 2005 capital expenditure program, including our drilling programs in the Barnett Shale and onshore Gulf Coast areas.
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
     Since May 2006, the Company has acquired certain oil and gas leases through the aforementioned lease option arrangement with Mr. Webster. The acquisitions were made pursuant to a land option agreement between Mr. Webster and the Company dated January 25, 2006. The terms and conditions of this leasing arrangement with Mr. Webster are consistent with leasing arrangements the Company has entered into with the other third parties. Under the option agreement, Mr. Webster agreed to acquire oil and gas leases in areas where the Company is actively leasing or that it deems prospective. On or before the 90th day from the date that Mr. Webster acquires any lease in these areas, the Company has the option to acquire these leases from Mr. Webster for 110% of Mr. Webster’s purchase price or, on the 90th day, pay a non-refundable 10% option extension fee to add a second 90-day option period. On or before the end of this second 90-day option period, the Company has the option to pay Mr. Webster 110% of his original purchase price to acquire the lease. If, at the end of the second option period, the Company has not exercised its purchase option, Mr. Webster will retain ownership of the oil and gas leases. In addition to the cash payments described above, the Company will assign a one-half of one percent of 8/8ths overriding royalty interest (proportionally reduced to the actual net interest in any given lease acquired) on any lease it acquires from Mr. Webster in the first 90-day option period and a one percent of 8/8ths overriding royalty interest (also proportionally reduced) on any lease acquired from Mr. Webster in the second 90-day option period. As of December 31, 2006, Mr. Webster had acquired oil and gas leases for approximately $4.2 million, the Company had paid approximately $4.4 million for leases from Mr. Webster and the Company had made option extension payments of approximately $48,000 to Mr. Webster. During 2007, there was no lease option activity under this arrangement. There are currently no outstanding lease options under our arrangement with Mr. Webster. The Company may continue to use these arrangements as a strategic alternative.
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
Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. In February 2008, the FASB issued FASB Staff Position No. FAS157-2, “Effective Date of FASB Statement No. 157,” which delays the effectiveness for nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008. We do not expect a material impact from SFAS No. 157 on our consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which permits entities to choose to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  SFAS No. 159 applies to all entities and is effective for fiscal years beginning after November 15, 2007.  We do not expect a material impact from SFAS No. 159 on our financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements to recognize the assets acquired and liabilities assumed in the acquisition transaction and determines what information to disclose to investors regarding the business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual period beginning after December 15, 2008.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards with respect to the disclosure of the noncontrolling ownership in the statement of financial position within equity requires the presentation of the share of consolidated net income attributable to the parent and noncontrolling interest on the consolidated statement of income. The accounting treatment of changes in a parent’s ownership interest while the parent retains controlling interest and the accounting for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. We currently have no noncontrolling interests in consolidated subsidiaries.
Recently Adopted Accounting Pronouncements
     We adopted the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority.  The adoption of FIN 48 did not have a material effect on our consolidated financial position or results of operations.
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
Oil and Natural Gas Properties
     We account for investments in natural gas and oil properties using the full-cost method of accounting. All costs directly associated with the acquisition, exploration and development of natural gas and oil properties are capitalized. These costs include lease acquisitions, seismic surveys, and drilling and completion equipment. We proportionally consolidate our interests in natural gas and oil properties. We capitalized compensation costs and other costs for employees working directly on exploration activities of $4.5 million, $3.5 million and $2.1 million in 2007, 2006 and 2005, respectively. We expense maintenance and repairs as they are incurred.
     We amortize natural gas and oil properties based on the unit-of-production method using estimates of proved reserve quantities. We do not amortize investments in unproved properties until proved reserves associated with the projects can be determined or until these investments are impaired. We periodically evaluate, on a property-by-property basis, unevaluated properties for impairment. If the results of an assessment indicate that the properties are impaired, we add the amount of impairment to the proved natural gas and oil property costs to be amortized. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rate per Mcfe for 2007, 2006 and 2005 was $2.36, $2.61 and $2.22, respectively.
     We account for dispositions of natural gas and oil properties as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves. We have not had any transactions that significantly alter that relationship.
     The net capitalized costs of proved oil and natural gas properties are limited to a “ceiling test” based on the estimated future net revenues, discounted at a 10% per annum, from proved oil and natural gas reserves based on current economic and operating conditions (the “Full Cost Ceiling”). If net capitalized costs exceed this limit, the excess is charged to earnings.
     In connection with our year-end 2007 Full Cost Ceiling test computation, a price sensitivity study also indicated that a 10 percent increase or decrease in commodity prices at December 31, 2007 would have increased or decreased the Full Cost Ceiling test cushion by approximately $80 million. The aforementioned price sensitivity is as of December 31, 2007 and, accordingly, does not include any potential changes in reserves due to subsequent performance or events, such as commodity prices, reserve revisions and drilling results.
     The Full Cost Ceiling cushion at the end of 2007 of approximately $238.1 million was based upon average realized oil, natural gas liquids and natural gas prices of $92.04 per Bbl, $56.67 per Bbl and $5.99 per Mcf, respectively, or a volume weighted average price of $47.20 per BOE. This cushion, however, would have been zero on such date at an estimated volume weighted average price of $33.06 per BOE. A BOE means one barrel of oil equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids, which approximates the relative energy content of oil, condensate and natural gas liquids as compared to natural gas. Prices have historically been higher or substantially higher, more often for oil than natural gas on an energy equivalent basis, although there have been periods in which they have been lower or substantially lower.

     Under the full cost method of accounting, the depletion rate is the current period production as a percentage of the total proved reserves. Total proved reserves include both proved developed and proved undeveloped reserves. The depletion rate is applied to the net book value of our oil and natural gas properties (excluding unevaluated costs) and estimated future development costs less net salvage value to calculate the depletion expense. Proved reserves materially impact depletion expense. If the proved reserves decline, then the depletion rate (the rate at which we record depletion expense) increases, reducing net income.
     We have a significant amount of proved undeveloped reserves. We had 185.8 Bcfe, 126.2 Bcfe and 97.9 Bcfe of proved undeveloped reserves, representing 53%, 60% and 65% of our total proved reserves at December 31, 2007, 2006 and 2005, respectively. As of December 31, 2007, 2006 and 2005, a portion of these proved undeveloped reserves, or approximately, 38.1 Bcfe, 32.8 Bcfe and 38.1 Bcfe, respectively, are attributable to our Camp Hill properties that we acquired in 1994. See “Business and Properties — Significant Project Areas — Camp Hill Area” for further discussion of the Camp Hill properties. The estimated future development costs to develop our proved undeveloped reserves on our Camp Hill properties are relatively low, on a per Mcfe basis, when compared to the estimated future development costs to develop our proved undeveloped reserves on our other oil and natural gas properties. Furthermore, the average depletable life (the estimated time that it will take to produce all recoverable reserves) of our Camp Hill properties is considerably longer, or approximately 15 years, when compared to the depletable life of our remaining oil and natural gas properties of approximately 10 years. Accordingly, the combination of a relatively low ratio of future development costs and a relatively long depletable life on our Camp Hill properties has resulted in a relatively low overall historical depletion rate and DD&A expense. This has resulted in a capitalized cost basis associated with producing properties being depleted over a longer period than the associated production and revenue stream, causing the build-up of nondepleted capitalized costs associated with properties that have been completely depleted. This combination of factors, in turn, has had a favorable impact on our earnings, which have been higher than they would have been had the Camp Hill properties not resulted in a relatively low overall depletion rate and DD&A expense and longer depletion period. As a hypothetical illustration of this impact, the removal of our Camp Hill proved undeveloped reserves starting January 1, 2002 would have reduced our net income by, (1) an estimated $11.2 million in 2002 (comprised of after-tax charges for a $7.1 million full cost ceiling impairment and a $4.1 million depletion expense increase), (2) an estimated $5.9 million in 2003 (due to higher depletion expense), (3) an estimated $3.4 million in 2004 (due to higher depletion expense), (4) an estimated $6.9 million in 2005 (due to higher depletion expense), (5) an estimated $0.7 million in 2006 (due to higher depletion expense) and (6) an estimated $2.0 million in 2007 (due to higher depletion expenses).
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
Oil and Natural Gas Reserve Estimates
     The proved reserve data as of December 31, 2007 included in this document are estimates prepared by Ryder Scott Company, LaRoche Petroleum Consultants, Ltd., and Fairchild & Wells, Inc., Independent Petroleum Engineers. Reserve engineering is a subjective process of estimating underground accumulations of hydrocarbons that cannot be measured in an exact manner. The process relies on judgment and the interpretation of available geologic, geophysical, engineering and production data. The extent, quality and reliability of this data can vary. The process also requires certain economic assumptions regarding drilling and operating expense, capital expenditures, taxes and availability of funds. The SEC mandates some of these assumptions such as oil and natural gas prices and the present value discount rate.
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
     You should not assume that the present value of future net cash flows is the current market value of our estimated proved reserves. In accordance with SEC requirements, we based the estimated discounted future net cash flows from proved reserves on prices and costs on the date of the estimate, using a discount rate of 10%.
     Our rate of recording depreciation, depletion and amortization expense for proved properties is dependent on our estimate of proved reserves. If these reserve estimates decline, the rate at which we record these expenses will increase. A 10%

increase or decrease in our proved reserves would have increased or decreased our depletion expense by nine percent for the year ended December 31, 2007.
     As of December 31, 2007, approximately 62% of our proved reserves were proved undeveloped and proved nonproducing. Moreover, some of the producing wells included in our reserve reports as of December 31, 2007 had produced for a relatively short period of time as of that date. Because most of our reserve estimates are calculated using volumetric analysis, those estimates are less reliable than estimates based on a lengthy production history. Volumetric analysis involves estimating the volume of a reservoir based on the net feet of pay of the structure and an estimation of the area covered by the structure based on seismic analysis. In addition, realization or recognition of our proved undeveloped reserves will depend on our development schedule and plans. Lack of certainty with respect to development plans for proved undeveloped reserves could cause the discontinuation of the classification of these reserves as proved. We have from time to time chosen to delay development of our proved undeveloped reserves in the Camp Hill Field in East Texas in favor of pursuing shorter-term exploration projects with higher potential rates of return, adding to our lease position in this field and further evaluating additional economic enhancements for this field’s development. The average life of the Camp Hill proved undeveloped reserves is approximately 15 years, with 50% of these reserves being booked over ten years ago. Although we have increased the pace of the development of the Camp Hill project, there can be no assurance that the aforementioned discontinuance will not occur.
Derivative Instruments
     We use derivatives, typically fixed-rate swaps and costless collars, to manage price and interest rate risk underlying our oil and gas production and the variable interest rate on the Second Lien Credit Facility. We have elected to account for our derivative contracts as non-designated derivatives that will be marked-to-market. For a discussion of the impact of changes in the prices of oil and gas on our hedging transactions, see “Volatility of Oil and Natural Gas Prices” below.
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
     Upon entering into a derivative contract, we either designate the derivative instrument as a hedge of the variability of cash flow to be received (cash flow hedge) or the derivative must be accounted for as a non-designated derivative. All of our derivative instruments at December 31, 2007, 2006 and 2005 were treated as non-designated derivatives and the unrealized gain/(loss) related to the mark-to-market valuation was included in our earnings.
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
     The following table includes oil and natural gas derivative positions settled during the years ended December 31, 2007, 2006 and 2005 and the unrealized gain/(loss) associated with the outstanding oil and natural gas derivatives at December 31, 2007, 2006 and 2005.

	December 31,
	2007	2006	2005

Oil positions settled (Bbls)	52,000	82,200	108,500
Natural gas positions settled (MMBtu)	7,536,000	5,171,000	3,892,000
Realized gain/loss ($ millions) (1)	$6.4	$5.6	$(2.3)
Unrealized gain/(loss) ($ millions) (1)	$(5.2)	$9.9	$(4.2)

(1)	Included in gain (loss) on derivatives, net in the Consolidated Statements of Operations.
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
     At December 31, 2007 we had the following open derivative positions:

	Natural Gas		Natural Gas
	Swaps		Collars
		Average		Average	Average
Quarter	MMbtu	Fixed Price(1)	MMBtu	Floor Price(1)	Ceiling Price(1)
First Quarter 2008	273,000	$7.94	2,639,000	$7.26	$8.97
Second Quarter 2008	273,000	7.94	2,275,000	7.10	8.78
Third Quarter 2008	276,000	7.94	2,116,000	7.08	8.76
Fourth Quarter 2008	276,000	7.94	2,116,000	7.08	8.76
First Quarter 2009	—	—	1,080,000	7.09	8.81
Second Quarter 2009	—	—	1,092,000	7.09	8.81
Third Quarter 2009	—	—	1,104,000	7.09	8.81
Fourth Quarter 2009	—	—	1,104,000	7.09	8.81

Total	1,098,000		13,526,000

	Oil Collars
		Average	Average
Quarter	Bbls	Floor Price(2)	Ceiling Price(2)
First Quarter 2008	18,200	$70.00	$76.20
Second Quarter 2008	9,100	70.00	76.75
Third Quarter 2008	9,200	70.00	76.75
Fourth Quarter 2008	9,200	70.00	76.75

Total	45,700

(1)	Based on Houston Ship Channel and WAHA spot prices.

(2)	Based on West Texas intermediate index prices.
Item 7A. Qualitative and Quantitative Disclosures About Market Risk
     Commodity Risk. Our major market risk exposure is the commodity pricing applicable to our oil and natural gas production. Realized commodity prices received for such production are primarily driven by the prevailing worldwide price for oil and spot prices applicable to natural gas. The effects of such pricing volatility have been discussed above, and such volatility is expected to continue. A 10% fluctuation in the price received for oil and natural gas production would have an approximate $12.6 million impact on our 2007 annual revenues.
     To mitigate some of this risk, we engage periodically in certain limited hedging activities, including price swaps, costless collars and, occasionally, put options, in order to establish some price floor protection. Costs and any benefits derived from these price floors are accordingly recorded as a reduction or increase, as applicable, in oil and gas sales revenue and were not significant for any year presented. The costs to purchase put options are amortized over the option period. We do not hold or issue derivative instruments for trading purposes. Net gains (losses) realized by us related to these instruments were $6.4 million, $5.6 million and $(2.3) million or $0.83, $0.98 and $(0.50) per MMBtu for the years ended December 31, 2007, 2006 and 2005, respectively.
     Interest Rate Risk. Our exposure to changes in interest rates results from our floating rate debt. The result of a 10% fluctuation in short-term interest rates would have impacted 2007 interest expense by approximately $2.4 million. During 2007, we entered into interest rate swap agreements with respect to amounts outstanding under the amended Second Lien Credit Facility. These arrangements are designed to manage our exposure to interest rate fluctuations through December 31, 2008 by effectively exchanging existing obligations to pay interest based on floating rates for obligations to pay interest based on fixed LIBOR. These derivatives will be marked-to-market at the end of each period and the realized and unrealized gain or loss will be recorded as gain (loss) on derivatives, net within Other Income and Expenses on our Consolidated Statements of Income.

     Financial Instruments and Debt Maturities. Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and bank borrowings, including borrowings under our Senior Credit Facility and Second Lien Credit Facility. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair values of the bank and vendor borrowings approximate the carrying amounts as of December 31, 2007 and 2006, and were determined based upon interest rates currently available to us for borrowings with similar terms. Maturities of long-term debt are $2.25 million in each of the years 2008 through 2009 and the balance, or $250.0 million, is due in 2010.
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
     In accordance with Exchange Act Rules 13a-15 and 15d-15, we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report.  As described below under Management’s Annual Report on Internal Control over Financial Reporting, our CEO and CFO have concluded that, as of the end of the period covered by this Annual Report on Form 10-K, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
     Pannell Kerr Forster of Texas, P.C.’s audit report, dated February 28, 2008, expressed an unqualified opinion on our consolidated financial statements and its Report of Independent Registered Public Accounting Firm is included herein under paragraph (d).
     (b) Management’s Annual Report on Internal Control over Financial Reporting.
     Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:
1.	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

2.	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

3.	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
     Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework.
     Based on such assessment and those criteria, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.
     Pannell Kerr Forster of Texas, P.C., one independent registered public accounting firm who also audited the Company’s consolidated financial statements, has issued its own attestation report on management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, which is filed herewith.
     (c) Changes in Internal Control Over Financial Reporting.  There have not been any changes in the Company’s internal control over financial reporting during the fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. As a result of the restatement of our financials included in our quarterly report on Form 10-Q/A for the quarter ended September 30, 2007, the Company updated controls around the reporting of derivative instruments to include independent verification of the derivative instruments by a third-party on a quarterly basis, as opposed to only on an annual basis, and a more comprehensive internal review quarterly.
     (d) Report of Independent Registered Public Accounting Firm.
Board of Directors and Shareholders
Carrizo Oil & Gas, Inc.
Houston, Texas
     We have audited the internal control over financial reporting of Carrizo Oil & Gas, Inc. (the “Company”) as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
     We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
     A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
     Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2007 of the Company and our report dated February 28, 2008 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the adoption of FASB Interpretation No. 48 on January 1, 2007.
/S/ Pannell Kerr Forster of Texas, P.C.
Houston, Texas
February 28, 2008
Item 9B. Other Information
       None.
PART III
  Item 10. Directors, Executive Officers and Corporate Governance
     The information required by this item is incorporated by reference to our definitive Proxy Statement (the “2008 Proxy Statement”) for our 2008 annual meeting of shareholders. The 2008 Proxy Statement will be filed with the Securities and Exchange Commission (the “Commission”) not later than 120 days subsequent to December 31, 2007.
     Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to our executive officers is set forth in Part I of this report.
Item 11. Executive Compensation
     The information required by this item is incorporated herein by reference to the 2008 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2007.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
     Information required by this item is incorporated herein by reference to the 2008 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2007.
Item 13. Certain Relationships and Related Transactions, and Director Independence
     The information required by this item is incorporated herein by reference to the 2008 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2007.
Item 14. Principal Accountant Fees and Services
     The information required by this item is incorporated by reference to the 2008 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2007.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
     The response to this item is submitted in a separate section of this report.
(a)(2) Financial Statement Schedules

SCHEDULE II
Carrizo Oil & Gas, Inc.
VALUATION AND QUALIFYING ACCOUNTS
Years Ended December 31, 2007, 2006 and 2005
(In thousands)

	Balance at	Charged to			Charged	Balance
	Beginning	Costs and			to Other	at End
Description	of Period	Expenses		Deductions	Accounts	of Period
2007
Allowance for doubtful accounts	$1,639	$(209	) (1)	$—	$—	$1,430

2006
Allowance for doubtful accounts	$253	$1,386	(2)	$—	$—	$1,639

2005
Allowance for doubtful accounts	$325	$(72)		$—	$—	$253

(1)	Relates primarily to an adjustment of the 2006 bankruptcy filing by an outside operator.

(2)	Relates primarily to a bankruptcy filing by an outside operator.
(a)(3) Exhibits
EXHIBIT INDEX

Exhibit
Number		Description
†2.1	–	Combination Agreement by and among the Company, Carrizo Production, Inc., Encinitas Partners Ltd., La Rosa Partners Ltd., Carrizo Partners Ltd., Paul B. Loyd, Jr., Steven A. Webster, S.P. Johnson IV, Douglas A.P. Hamilton and Frank A. Wojtek dated as of September 6, 1997 (incorporated herein by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-29187)).

†3.1	–	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

†3.2	–	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 3, 2008).

†10.1	–	Amendment No. 1 to the Letter Agreement Regarding Participation in the Company’s 2001 Seismic and Acreage Program, dated June 1, 2001 (incorporated herein by reference to Exhibit 4.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

†10.2	–	Amended and Restated Incentive Plan of the Company effective as of February 17, 2000 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

†10.3	–	Amendment No. 1 to the Amended and Restated Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

†10.4	–	Amendment No. 2 to the Amended and Restated Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

†10.5	–	Amendment No. 3 to the Amended and Restated Incentive Plan of the Company (incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated April 21, 2003).

†10.6	–	Amendment No. 4 to the Amended and Restated Incentive Plan of the Company (incorporated herein by reference to Appendix B to the Company’s Proxy Statement dated April 26, 2004).

†10.7	–	Amendment No. 5 to the Amended and Restated Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2005).

†10.8	–	Amendment No. 6 to the Amended and Restated Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2005).

†10.9	–	Amendment No. 7 to the Amended and Restated Incentive Plan of Carrizo Oil & Gas, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 30, 2006).

†10.10	–	Employment Agreement between the Company and S.P. Johnson IV (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-29187)).

†10.11	–	Employment Agreement between the Company and J. Bradley Fisher (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-2 (Registration No. 333-111475)).

Exhibit
Number		Description
†10.12	–	Employment Agreement between the Company and Paul F. Boling (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-2 (Registration No. 333-111475)).

†10.13	–	Employment Agreement between the Company and Gregory E. Evans dated March 21, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2005).

†10.14	–	Employment Agreement between Carrizo Oil & Gas, Inc. and Richard Smith dated September 18, 2006, and effective as of August 23, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2006).

†10.15	–	Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

†10.16	–	Form of Amendment to Executive Officer Employment Agreement. (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated January 8, 1998).

†10.17	–	Form of Amendment to Executive Officer Employment Agreement (incorporated herein by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K dated December 15, 1999).

†10.18	–	Form of Amendment to Director Indemnification Agreement (incorporated herein by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K dated December 15, 1999).

†10.19	–	Form of Amendment to Executive Officer Employment Agreement (incorporated herein by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K dated February 20, 2002).

†10.20	–	Form of Amendment to Director Indemnification Agreement (incorporated herein by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K dated February 20, 2002).

†10.21	–	Amendment to the Employment Agreement between the Company and S.P. Johnson IV (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2006).

†10.22	–	Amendment to the Employment Agreement between the Company and Paul F. Boling (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 27, 2006).

†10.23	–	Amendment to the Employment Agreement between the Company and Gregory E. Evans (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8- K filed on January 27, 2006).

†10.24	–	Amendment to the Employment Agreement between the Company and J. Bradley Fisher (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 27, 2006).

†10.25	–	Form of Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

†10.26	–	Form of Director Restricted Stock Award Agreement under the Incentive Plan of Carrizo Oil & Gas, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2005).

†10.27	–	Form of Director Restricted Stock Award Agreement under the Incentive Plan of Carrizo Oil & Gas, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 19, 2005).

†10.28	–	Form of Employee Restricted Stock Award Agreement under the Incentive Plan of Carrizo Oil & Gas, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 19, 2005).

†10.29	–	Form of Employee Restricted Stock Award under the Incentive Plan of Carrizo Oil & Gas, Inc. (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 27, 2006).

†10.30	–	Employee Restricted Stock Award under the Incentive Plan of Carrizo Oil & Gas, Inc. granted to Jack Bayless effective January 23, 2006 (incorporated herein by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 27, 2006).

†10.31	–	Form of Employee Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

†10.32	–	Form of Employee Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

†10.33	–	Form of Independent Contractor Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on May 30, 2006).

†10.34	–	S Corporation Tax Allocation, Payment and Indemnification Agreement among the Company and Messrs. Loyd, Webster, Johnson, Hamilton and Wojtek (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-29187)).

Exhibit
Number		Description
†10.35	–	S Corporation Tax Allocation, Payment and Indemnification Agreement among Carrizo Production, Inc. and Messrs. Loyd, Webster, Johnson, Hamilton and Wojtek (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Registration No. 333-29187)).

†10.36	–	Amended and Restated Registration Rights Agreement dated December 15, 1999 among the Company, Paul B. Loyd Jr., Douglas A. P. Hamilton, Steven A. Webster, S.P. Johnson IV, Frank A. Wojtek and DAPHAM Partnership, L.P. (incorporated herein by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 15, 1999).

†10.37	–	Registration Rights Agreement dated February 20, 2002 among the Company, Mellon Ventures, L.P. and Steven A. Webster (incorporated herein by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated February 20, 2002).

†10.38	–	Purchase and Sale Agreement by and between Rocky Mountain Gas, Inc. and CCBM, Inc., dated June 29, 2001 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

†10.39	–	Contribution and Subscription Agreement dated June 23, 2003 by and among Pinnacle Gas Resources, Inc., CCBM, Inc., Rocky Mountain Gas, Inc. and the CSFB Parties listed therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

†10.40	–	Amendment to Contribution and Subscription Agreement dated as of August 9, 2005 among Pinnacle Gas Resources, Inc., CCBM, Inc., U.S. Energy Corp., Crested Corp. and the CSFB Parties referred to therein (incorporated herein by reference to Exhibit 10.35 to the Annual Report on Form 10-K for the year ended December 31, 2005).

†10.41	–	Second Amendment to Contribution and Subscription Agreement dated as of March 31, 2006 among Pinnacle Gas Resources, Inc., CCBM, Inc., U.S. Energy Corp., Crested Corp. and the CSFB Parties referred to therein (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

†10.42	–	Second Lien Agreement dated as of July 21, 2005 among Carrizo Oil & Gas, Inc., CCBM, Inc., and the lenders named therein and Credit Suisse, as collateral agent and administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2005).

†10.43	–	Stock Pledge and Security Agreement dated as of July 21, 2005 by Carrizo Oil & Gas, Inc. in favor of Credit Suisse, as collateral agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 22, 2005).

†10.44	–	Commercial Guaranty dated as of July 21, 2005 by CCBM, Inc. in favor of Credit Suisse (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 22, 2005).

†10.45	–	Credit Agreement dated as of May 25, 2006 among Carrizo Oil & Gas, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, the Lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, and J.P. Morgan Securities Inc., as Sole Bookrunner and Lead Arranger (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2006).

†10.46	–	First Lien Stock Pledge and Security Agreement dated as of May 25, 2006, by Carrizo Oil & Gas, Inc., in favor of JPMorgan Chase Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 30, 2006).

†10.47	–	Second Amendment effective as of September 11, 2007 to Credit Agreement dated as of May 25, 2006 among Carrizo Oil & Gas, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, JPMorgan Chase Bank, National Association, as Administrative Agent and Lender, and Guaranty Bank as Lender (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2007).

10.48	–	Third Amendment effective as of December 20, 2007 to Credit Agreement dated as of May 25, 2006 among Carrizo Oil & Gas, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, JPMorgan Chase Bank, National Association, as Administrative Agent and Lender, and Guaranty Bank as Lender.

†10.49	–	Amendment No.1, effective as of December 19, 2006, to the Second Lien Credit Agreement among Carrizo Oil & Gas, Inc., CCBM, Inc., CLLR, Inc., the Lenders named therein and Credit Suisse, as collateral agent and administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2006).

†10.50	–	First Amendment to Credit Agreement, Consent and Waiver, effective as of December 19, 2006, among Carrizo Oil & Gas, Inc., the Guarantors party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2006).

10.51	–	Director Compensation.

10.52	–	Base Salaries for certain Executive Officers.

Exhibit
Number		Description
21.1	–	Subsidiaries of the Company.

23.1	–	Consent of Pannell Kerr Forster of Texas, P.C.

23.2	–	Consent of Ryder Scott Company Petroleum Engineers.

23.3	–	Consent of Fairchild & Wells, Inc.

23.4	–	Consent of LaRoche Petroleum Consultants, Ltd.

31.1	–	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	–	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	–	Summary of Reserve Report of Ryder Scott Company Petroleum Engineers as of December 31, 2007.

99.2	–	Summary of Reserve Report of Fairchild & Wells, Inc. as of December 31, 2007.

99.3	–	Summary of Reserve Report of LaRoche Petroleum Consultants, Ltd. as of December 31, 2007.

†	Incorporated by reference as indicated.

CARRIZO OIL & GAS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders of
Carrizo Oil & Gas, Inc.
     We have audited the accompanying consolidated balance sheets of Carrizo Oil & Gas, Inc. as of December 31, 2007 and 2006 and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule included on page 54. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Carrizo Oil & Gas, Inc. at December 31, 2007 and 2006 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.
     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Carrizo Oil & Gas, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.
     As discussed in Note 2, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109,” on January 1, 2007.
/S/ Pannell Kerr Forster of Texas, P.C.
Houston, Texas
February 28, 2008

CARRIZO OIL & GAS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,026	$5,408
Accounts receivable, trade (net of allowance for doubtful accounts of $1,430 and $1,639 at December 31, 2007 and 2006, respectively)	26,411	25,871
Advances to operators	1,113	2,107
Fair value of derivative financial instruments	1,829	5,737
Prepayments and deposits	3,913	—
Other current assets	964	1,934

Total current assets	42,256	41,057

PROPERTY AND EQUIPMENT, net full-cost method of accounting for oil and natural gas properties (including unevaluated costs of properties of $124,373 and $95,136 at December 31, 2007 and 2006, respectively)	646,810	445,447
DEFERRED FINANCING COSTS, NET	5,921	4,817
INVESTMENT IN PINNACLE GAS RESOURCES, INC.	11,071	2,771
OTHER ASSETS	3,612	703

TOTAL ASSETS	$709,670	$494,795

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES:
Accounts payable, trade	$49,700	$32,570
Accrued liabilities	36,091	20,885
Advances for joint operations	872	1,100
Current maturities of long-term debt	2,251	1,508
Fair value of derivative financial instruments	2,755	—
Deferred income tax	640	2,008

Total current liabilities	92,309	58,071

LONG-TERM DEBT, net of current maturities	252,250	187,250
ASSET RETIREMENT OBLIGATION	5,869	3,625
FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS	1,050	—
DEFERRED INCOME TAXES	46,688	32,738
DEFERRED CREDITS	783	837

COMMITMENTS AND CONTINGENCIES	—	—

SHAREHOLDERS’ EQUITY:

Common stock, par value $0.01 (40,000 shares authorized with 28,009 and 25,981 issued and outstanding at December 31, 2007 and 2006, respectively)	280	260
Additional paid in capital	246,099	168,469
Retained earnings	65,344	49,875
Accumulated other comprehensive income, net of tax	5,425	—
Unearned compensation - restricted stock	(6,427)	(6,330)

Total shareholders’ equity	310,721	212,274

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$709,670	$494,795

The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended December 31,
	2007	2006	2005
	(In thousands, except per share amounts)
OIL AND NATURAL GAS REVENUES	$125,789	$82,945	$78,155

COSTS AND EXPENSES:

Oil and natural gas operating expenses (exclusive of depletion, depreciation and amortization, shown separately below)	24,662	16,428	10,437
Depreciation, depletion and amortization	41,899	31,129	21,374
General and administrative	18,912	14,909	11,243
Accretion expenses related to asset retirement obligation	374	496	70

Total costs and expenses	85,847	62,962	43,124

OPERATING INCOME	39,942	19,983	35,031

OTHER INCOME AND EXPENSES:
Gain (loss) on derivatives, net	(1,366)	16,457	(5,882)
Loss on extinguishment of debt	—	(294)	(3,721)
Equity in income (loss) of Pinnacle Gas Resources, Inc.	—	35	(2,542)
Interest income	691	969	904
Interest expense	(26,403)	(19,071)	(11,044)
Capitalized interest	11,718	9,975	5,845
Other income and (expenses), net	130	427	(457)

INCOME BEFORE INCOME TAX EXPENSE	24,712	28,481	18,134
INCOME TAX EXPENSE	9,243	10,233	7,500

NET INCOME	$15,469	$18,248	$10,634

BASIC EARNINGS PER COMMON SHARE	$0.59	$0.74	$0.45

DILUTED EARNINGS PER COMMON SHARE	$0.57	$0.71	$0.44

WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	26,287	24,827	23,492

DILUTED	27,120	25,565	24,361

The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Warrants		Common Stock
	Number	Amount	Shares	Amount
	(Dollars in thousands)
BALANCE, January 1, 2005	334,210	$80	22,161,457	$221

Warrants converted	(250,000)	(75)	250,000	3
Warrants exercised for cash	(84,210)	(5)	54,669	1
Common stock issued, net of offering cost	—		1,200,000	12
Common stock issued for property	—	—	127,068	1
Stock options exercised for cash	—	—	370,651	4
Tax benefit of stock options exercised	—	—	—	—
Stock option compensation	—	—	—	—
Restricted stock awards, net of forfeitures	—	—	87,585	1
Amortization of unearned compensation restricted stock	—	—	—	—
Net income	—	—	—	—

BALANCE, December 31, 2005	—	$—	24,251,430	$243

Common stock issued, net of offering cost			1,350,000	13
Common stock issued for property			2,000	—
Stock options exercised for cash			101,800	1
Stock-based compensation			—	—
Capitalization of repriced stock options at adoption of SFAS 123(R)			—	—
Restricted stock awards, net of forfeitures			277,436	3
Common stock repurchased for tax withholding obligations			(2,061)	—
Amortization of unearned compensation restricted stock			—	—
Net income			—	—

BALANCE, December 31, 2006			25,980,605	$260

Common stock issued, net of offering cost			1,800,000	18
Stock options exercised for cash			124,148	1
Stock-based compensation			—	—
Restricted stock awards, net of forfeitures			111,839	1
Common stock repurchased to settle tax withholding obligations			(7,440)	—
Amortization of unearned compensation restricted stock			—	—
Other Comprehensive income
Fair value adjustment to investment in Pinnacle Gas Resources, Inc., net of tax			—	—
Net income			—	—

Total other comprehensive income			—	—

BALANCE, December 31, 2007			28,009,152	$280

The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

			Accumulated
	Additional		Other
	Paid in	Retained	Comprehensive	Unearned	Shareholders’
	Capital	Earnings	Income	Compensation	Equity
	(Dollars in thousands)
BALANCE, January 1, 2005	$99,766	$20,993	$—	$—	$121,060

Warrants converted	997	—	—	—	925
Warrants exercised for cash	79	—	—	—	75
Common stock issued, net of offering cost	17,001	—	—	—	17,013
Common stock issued for property	1,953	—	—	—	1,954
Stock options exercised for cash	1,375	—	—	—	1,379
Tax benefit of stock options exercised	1,486	—	—	—	1,486
Stock option compensation	530	—	—	—	530
Restricted stock awards, net of forfeitures	1,399	—	—	(1,412)	(12)
Amortization of unearned compensation restricted stock	—	—	—	341	341
Net income	—	10,634	—	—	10,634

BALANCE, December 31, 2005	124,586	31,627	—	(1,071)	155,385

Common stock issued, net of offering cost	33,403	—	—	—	33,416
Common stock issued for property	55	—	—	—	55
Stock options exercised for cash	601	—	—	—	602
Stock-based compensation	480	—	—	—	480
Capitalization of repriced stock options at adoption of SFAS 123(R)	1,696	—	—	—	1,696
Restricted stock awards, net of forfeitures	7,706	—	—	(7,786)	(77)
Common stock repurchased for tax withholding obligations	(58)	—	—	—	(58)
Amortization of unearned compensation restricted stock	—	—	—	2,527	2,527
Net income	—	18,248	—	—	18,248

BALANCE, December 31, 2006	$168,469	$49,875	$—	$(6,330)	$212,274

Common stock issued, net of offering cost	71,908	—	—	—	71,926
Stock options exercised for cash	1,030	—	—	—	1,031
Stock-based compensation	312	—	—	—	312
Restricted stock awards, net of forfeitures	4,690	—	—	(4,826)	(135)
Common stock repurchased to settle tax withholding obligations	(310)	—	—	—	(310)
Amortization of unearned compensation restricted stock	—	—	—	4,729	4,729
Other Comprehensive income
Fair value adjustment to investment in Pinnacle Gas Resources, Inc., net of tax	—	—	5,425	—	5,425
Net income		15,469	—	—	15,469

Total other comprehensive income					20,894

BALANCE, December 31, 2007	$246,099	$65,344	$5,425	$(6,427)	$310,721

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
	2007	2006	2005
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income	$15,469	$18,248	$10,634
Adjustments to reconcile net income to net cash provided by operating activities -
Depreciation, depletion and amortization	41,899	31,129	21,374
Fair value (gain) loss of derivative financial instruments	8,023	(9,257)	3,610
Provision for allowance for doubtful accounts	(209)	1,386	(72)
Accretion of discounts on asset retirement obligations and debt	374	496	358
Loss on extinguishment of debt	—	294	3,365
Stock-based compensation	4,907	2,930	2,453
Equity in (income) loss of Pinnacle Gas Resources, Inc.	—	(35)	2,542
Deferred income taxes	8,329	9,829	7,236
Other	1,623	1,237	869
Changes in operating assets and liabilities -
Accounts receivable	(330)	(990)	(12,087)
Other assets	(210)	2,037	(954)
Accounts payable	15,463	5,560	(1,890)
Accrued liabilities	(107)	2,573	1,401

Net cash provided by operating activities	95,231	65,437	38,839

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(247,003)	(201,773)	(135,156)
Change in capital expenditure accrual	17,079	7,791	12,274
Proceeds from the sale of oil and natural gas properties	1,505	38,319	9,037
Advances to operators	994	(517)	(1,435)
Advances for joint operations	(229)	(4,786)	4,078
Other	(70)	(610)	(215)

Net cash used in investing activities	(227,724)	(161,576)	(111,417)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issuances:
Private placements, net of offering costs	71,926	33,525	17,013
Warrants exercised	—	—	1,000
Stock option exercises	1,031	602	1,379
Net proceeds from debt issuance and borrowings	174,000	80,000	183,624
Debt repayments	(108,258)	(40,536)	(101,021)
Deferred loan costs and other	(3,588)	(769)	(6,360)

Net cash provided by financing activities	135,111	72,822	95,635

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,618	(23,317)	23,057
CASH AND CASH EQUIVALENTS, beginning of year	5,408	28,725	5,668

CASH AND CASH EQUIVALENTS, end of year	$8,026	$5,408	$28,725

SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest (net of amounts capitalized)	$12,217	$7,211	$4,253

Cash paid for income taxes	$—	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. NATURE OF OPERATIONS
     Carrizo Oil & Gas, Inc., a Texas corporation (“Carrizo” or the “Company”) is an independent energy company engaged in the exploration, development and production of natural gas and oil. Its current operations are focused in proven, producing natural gas and oil geologic trends in the Barnett Shale area in North Texas and along the onshore Gulf Coast area in Texas and Louisiana, primarily in the Miocene, Wilcox, Frio and Vicksburg trends. The Company’s other interests include properties in the U.K. North Sea, East Texas and acreage in shale plays in the Barnett/Woodford in West Texas/New Mexico, the Floyd/Neal in Mississippi, the western New Albany in Kentucky/Illinois, the Fayetteville in Arkansas and the Marcellus in Pennsylvania/New York. The Company also has a coalbed methane investment in the Rocky Mountains, largely through its minority interest in Pinnacle Gas Resources, Inc.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
     The consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany transactions and balances. The financial statements reflect necessary adjustments, all of which were of a recurring nature and are in the opinion of management necessary for a fair presentation.
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
     In 2007, Pinnacle became a publicly traded entity on the Nasdaq Global Market. For accounting purposes, the Pinnacle common stock now has a readily determinable fair market value. The Company classifies the investment as available-for-sale and adjusts the book value to fair market value through other comprehensive income, net of taxes.
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

Oil and Natural Gas Properties
     Investments in oil and natural gas properties are accounted for using the full-cost method of accounting. All costs directly associated with the acquisition, exploration and development of oil and natural gas properties are capitalized. Such costs include lease acquisitions, seismic surveys, and drilling and completion equipment. The Company proportionally consolidates its interests in oil and natural gas properties. The Company capitalized compensation costs and other costs of employees working directly on exploration activities of $4.5 million, $3.5 million and $2.1 million in 2007, 2006 and 2005, respectively. Maintenance and repairs are expensed as incurred.
     Depreciation, depletion and amortization (“DD&A”) of proved oil and natural gas properties are based on the unit-of-production method using estimates of proved reserve quantities. Investments in unproved properties are not subject to DD&A until proved reserves associated with the projects can be determined or until they are impaired. Unevaluated properties are evaluated periodically for impairment on a property-by-property basis. If the results of an assessment indicate that the properties have been impaired, the amount of such impairment is determined and added to the proved oil and natural gas property costs subject to DD&A. The depletable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rate per Mcfe for 2007, 2006 and 2005 was $2.36, $2.61 and $2.22, respectively.
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
Oil and Natural Gas Reserve Estimates
     The process of estimating quantities of proved reserves is inherently uncertain, and the reserve data included in this document are estimates prepared by Ryder Scott Company Petroleum Engineers, Fairchild & Wells, Inc., LaRoche Petroleum Consultants, Ltd. (2007 and 2006), DeGolyer and MacNaughton (2005), independent petroleum engineers. Reserve engineering is a subjective process of estimating underground accumulations of hydrocarbons that cannot be measured in an exact manner. The process relies on interpretation of available geologic, geophysical, engineering and production data. The extent, quality and reliability of this data can vary. The process also requires certain economic assumptions regarding drilling and operating expense, capital expenditures, taxes and availability of funds. The SEC mandates some of these assumptions such as oil and natural gas prices and the present value discount rate.
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
Revenue Recognition and Natural Gas Imbalances

     The Company follows the sales method of accounting for revenue recognition and natural gas imbalances, which recognizes over and under lifts of natural gas when sold, to the extent sufficient natural gas reserves or balancing agreements are in place. Natural gas, natural gas liquids and oil sales volumes are not significantly different from the Company’s share of production.
Financing Costs, net
     Net long-term debt financing costs of $5.9 million (net of $4.0 million accumulated amortization) and $4.8 million (net of $1.8 million accumulated amortization) were capitalized and included in other assets as of December 31, 2007 and 2006, respectively, and are being amortized using the effective yield method over the term of the loans through July 2010 for the Second Lien Credit Facility and through May 2010 for the Senior Secured Revolving Credit Facility.
Supplemental Cash Flow Information
     The Statement of Cash Flows for the year ended December 31, 2007 does not include the adjustment of the investment in Pinnacle of $5.4 million, net of tax. The Statement of Cash Flows for the year ended December 31, 2006 does not include the acquisition of $55,000 of oil and gas properties in exchange for the Company’s common stock and the capitalization of stock-based compensation associated with the adoption of SFAS 123(R) of $1.7 million, net of tax. The Statement of Cash Flows for the year ended December 31, 2005 does not include interest paid-in-kind of $1.3 million, the net exercise of 80,000 warrants for common stock and the acquisition of $2.0 million of oil and gas properties in exchange for the Company’s common stock.
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
Stock-Based Compensation
     In June of 1997, the Company established the Incentive Plan of Carrizo Oil & Gas, Inc. (the “Incentive Plan”), which authorizes the granting of stock options and stock awards to directors, employees and independent contractors. The Company recognized the following stock-based compensation expenses for the years ended December 31:

	2007	2006	2005
	(In millions)
Stock Option	$0.3	$0.5	$2.1
Restricted Stock	4.6	2.4	0.4

Total Stock-Based Compensation	$4.9	$2.9	$2.5

     Stock Options Prior to January 1, 2006, the Company accounted for stock-based compensation utilizing the intrinsic value method as permitted under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” APB Opinion No. 25 recognized compensation expense only when the market price on the grant date exceeded the option exercise price. In February 2000, the Company repriced certain employee and director stock options and accounted for these repriced stock options in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 44 “Accounting for Certain Transactions involving Stock-Based Compensation — An Interpretation of APB No. 25,” (“FIN 44”) which prescribes the variable plan accounting treatment for repriced stock options. Under variable plan accounting, compensation expense is adjusted for increases or decreases in the fair market value of the Company’s common stock to the extent that the market value exceeds the exercise price of the option until the options are exercised, forfeited, or expire unexercised. Under these accounting guidelines, the Company recognized $2.1 million of stock-based compensation expense for the year ended December 31, 2005.
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
     The following table sets forth pro forma information for year ended December 31, 2005 as if stock-based compensation cost had been consistent with the requirements of the SFAS No. 123, “Accounting for Stock-based Compensation”:

Year Ended
December 31, 2005
(In thousands except
per share amounts)
Net income available to common shareholders, as reported	$10,634

Add: Stock-based employee compensation expense recognized, net of tax	1,595
Less: Total stock-based employee compensation expense determined under fair value method for all awards, net tax	(555)

Pro forma net income available to common shareholders	$11,674

Net income per common share, as reported:
Basic	$0.45
Diluted	$0.44

Pro forma net income per common share, as if the fair value method had been applied to all awards:
Basic	$0.50
Diluted	$0.48
During 2005, the Company granted options with a weighted average grant-date fair value of $5.88 per option, based on the following assumptions:

2005
Risk-free interest rate	4.3%
Dividend yield	—
Volatility	46%
Term (in years)	10
Restricted Stock. The Company grants shares of restricted stock and records deferred compensation based on the closing price of the Company’s stock on the grant date. The deferred compensation is amortized to stock-based compensation expense ratably over the vesting period of the restricted shares (generally one to three years), using either the straight-line or graded vesting method as prescribed in SFAS 123(R).

Taxes. Upon settlement of stock awards, the Company recognizes any difference between book compensation expense and tax compensation expense as a tax windfall or shortfall. The difference is charged to equity in the case of windfall. In the case of shortfalls, the difference is charged to equity to the extent of previously recognized windfall tax benefits and any remaining is recognized as additional income tax expense. When the settlement of an award results in a net operating loss (NOL), or increases an NOL carryforward, SFAS 123(R) prescribes that no windfall should be recognized until the deduction reduces income tax payable. At December 31, 2007, the Company had an NOL of approximately $51.2 million. The Company has postponed the recognition of approximately $1.7 million in windfall tax benefits associated with its stock-based compensation.
Derivative Instruments
     The Company uses derivatives to manage price risk underlying its oil and natural gas production. The Company also uses derivatives to manage the variable interest rate on its Second Lien Credit Facility.
     Upon entering into a derivative contract, the Company either designates the derivative instrument as a hedge of the variability of cash flow to be received (cash flow hedge) or the derivative must be accounted for as a non-designated derivative. All of the Company’s derivative instruments during the years ended December 31, 2007, 2006 and 2005 were treated as non-designated derivatives and the unrealized gain/(loss) related to the mark-to-market valuation was included in the Company’s earnings.
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
Income Taxes
     Under SFAS No. 109 “Accounting for Income Taxes,” deferred income taxes are recognized at each reporting period for the future tax consequences of differences between the tax bases of assets and liabilities and their financial reporting amounts based on tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. The Company routinely assess the realizability of its deferred tax assets and considers future taxable income in making such assessments. If the Company concludes that it is more likely than not that some portion or all of the deferred tax assets will not be realized under accounting standards, it is reduced by a valuation allowance. However, despite the Company’s attempt to make an accurate estimate, the ultimate utilization of the deferred tax assets is highly dependent upon actual production and the realization of taxable income in future periods.
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
     Derivative contracts subject the Company to a concentration of credit risk. The Company transacts the majority of its derivative contracts with two counterparties. The Company maintains its cash with major U.S. banks and one bank in the United Kingdom. From time to time, cash amounts may exceed the FDIC insured limit of $100,000. The terms of these deposits are on demand to minimize risk. Historically, the Company has not incurred losses related to these deposits.
Allowance for Doubtful Accounts
     The Company establishes provisions for losses on accounts receivable when it determines that it will not collect all or a part of the outstanding balance. The Company reviews collectability quarterly and adjusts the allowance as necessary using the specific identification method.
     During the fourth quarter of 2006, Reichmann Petroleum filed for bankruptcy. At the time, the Company had outstanding receivable balances of approximately $1.5 million for October 2006 production and advances to Reichmann for the drilling of wells in which Reichmann was the operator. The Company expects to recover approximately five percent of the receivable balance due at the time of bankruptcy. Accordingly, the Company increased the allowance by approximately $1.5 million during the fourth quarter of 2006. During 2007, the Company collected the receivable associated with October 2006 production and reduced the reserve for the Reichmann bankruptcy to $0.9 million.
Major Customers
     The Company sold oil and natural gas production representing more than 10% of its oil and natural gas revenues as follows:

	Year Ended December 31,
	2007	2006	2005
Cokinos Natural Gas Company	11%	—	—
Reichmann Petroleum	—	10%	11%
Chevron/Texaco	—	11%	12%
Houston Pipeline Company	11%	—	—
Energy Transfer	10%	—	—
Crosstex Energy	15%	—	—
Earnings Per Share
Supplemental earnings per share information is provided below:

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except
	per share amounts)
Net income available to common shareholders	$15,469	$18,248	$10,634

Basic weighted average common shares outstanding	26,287	24,827	23,492
Restricted stock, stock options and warrants	833	738	869

Diluted weighted average shares outstanding	27,120	25,565	24,361

Earnings per share
Basic	$0.59	$0.74	$0.45
Diluted	$0.57	$0.71	$0.44
     Basic earnings per common share is based on the weighted average number of shares of common stock outstanding during the periods. Diluted earnings per common share is based on the weighted average number of common shares and all dilutive potential common shares outstanding during the periods. The Company had outstanding 2,500 stock options at December 31, 2006 and 2005 that were antidilutive.
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
     The following table is a reconciliation of the asset retirement obligation liability for the years ended December 31:

	2007	2006
	(In thousands)
Asset retirement obligation at beginning of year	$3,625	$3,235
Liabilities incurred	1,251	1,194
Liabilities settled	(234)	(406)
Accretion expense	374	496
Revisions to previous estimates	853	(894)

Asset retirement obligation at end of year	$5,869	$3,625

Foreign Currency
     The company has foreign activities related to its operations in the U.K. North Sea. Accordingly, assets and liabilities related to these operations are translated into United States dollars at exchange rates in effect at the balance sheet date. Income and expense items are translated at average exchange rates throughout the year. Translation adjustments are charged or credited to other comprehensive income (loss) and are recorded net of applicable taxes. Transaction gains or losses that occur due to the realization of assets and the settlement of liabilities using a currency denominated in other than the functional currency are charged to earnings.
Recently Issued Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value under Generally Accepted Accounting Principles and requires enhanced disclosures about fair value measurements. It does not require any new fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company does not expect a material impact from SFAS No. 157 on its consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 applies to all entities and is effective for fiscal years beginning after November 15, 2007. The Company does not expect a material impact from SFAS No. 159 on its consolidated financial statements.
     In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) establishes principles and requirements to recognize the assets acquired and liabilities assumed in an acquisition transaction and determines what information to disclose to investors regarding the business combination. SFAS No. 141(R) is effective for business combinations for which the acquisition date is on or after the beginning of the first annual period beginning after December 15, 2008.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“SFAS No. 160”). SFAS No. 160 establishes accounting and reporting standards with respect to the disclosure of a noncontrolling ownership interest in the statement of financial position within equity, the presentation of the share of consolidated net income attributable to the parent and noncontrolling interest on the consolidated statement of income, the accounting treatment of changes in a parent’s ownership interest while the parent retains a controlling interest and the accounting for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The Company currently has no noncontrolling ownership interests in consolidated subsidiaries and does not expect a material impact from SFAS No. 160 on its consolidated financial statements.
Recently Adopted Accounting Pronouncements
     We adopted the Financial Accounting Standards Board’s Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109” (“FIN 48”), effective January 1, 2007. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in financial statements and requires the impact of a tax position to be recognized in the financial statements if that position is more likely than not of being sustained by the taxing authority. The adoption of FIN 48 did not have a material effect on the Company’s consolidated financial position or results of operations.
3. INVESTMENT IN PINNACLE GAS RESOURCES, INC.
     On June 23, 2003, pursuant to a Subscription and Contribution Agreement by and among the Company and its wholly-owned subsidiary, CCBM, Inc., Rocky Mountain Gas, Inc. (“RMG”) and the Credit Suisse First Boston Private Equity entities, named therein (the “CSFB Parties”), CCBM and RMG contributed their respective interests, having a estimated fair value of approximately $7.5 million each, in (1) leases in the Clearmont, Kirby, Arvada and Bobcat project areas and (2) oil and natural gas reserves in the Bobcat project area to a newly formed entity, Pinnacle Gas Resources, Inc., a Delaware corporation. In exchange for the contribution of these assets, CCBM and RMG each received 37.5% of the common stock of Pinnacle as of the closing date and options to purchase Pinnacle common stock. RMG subsequently transferred its interest in Pinnacle to U.S. Energy Corp. Subsequently, the CSFB Parties contributed additional funds to Pinnacle.
     In April 2006, prior to and in connection with a private placement by Pinnacle of 7,400,000 shares of its common stock, Pinnacle issued 25 new shares of its common stock to each of its stockholders in exchange for each existing share in a stock split; Pinnacle redeemed the preferred stock held by the CSFB Parties at 110% of par value; the CSFB Parties exercised all of their warrants to purchase Pinnacle common stock on a “cashless” net exercise basis; and CCBM and U.S. Energy exercised their respective options to purchase Pinnacle common stock on a “cashless” net exercise basis. On April 11, 2006, after the stock split, the redemption of the preferred stock, the warrant and option exercises and the private placement, CCBM owned 2,459,102 shares of Pinnacle’s common stock, and its ownership of Pinnacle was 9.5% on a fully diluted basis. On such date, U.S. Energy and the CSFB Parties owned 2,459,102 and 7,306,782 shares of Pinnacle’s common stock, respectively, and their ownership of Pinnacle was 9.5% and 28.3% on a fully diluted basis, respectively. On September 22, 2006, U.S. Energy sold all of its 2,459,102 shares of Pinnacle’s common stock to the CSFB Parties.
     Prior to the April 2006 Pinnacle private placement, the Company accounted for its interest in Pinnacle using the equity method. Beginning in the second quarter of 2006, the Company used the cost method to account for the Pinnacle investment.
     During the second quarter of 2007, Pinnacle became a publicly traded entity on the Nasdaq Global Market. For accounting purposes, the Pinnacle stock now has a readily determinable fair value. As a result, the Company classifies the Pinnacle investment as available-for-sale and adjusts the investment to fair value through other comprehensive income. At December 31, 2007, the Company increased the book value of its Pinnacle investment by $8.3 million, $5.4 million net of tax, and reported the fair value of the stock at $11.1 million (based on the closing price of Pinnacle’s common stock on December 31, 2007).
     In June 2007, the Company sold 41,894 shares of Pinnacle stock for net proceeds of $0.4 million and recognized a $0.3 million gain, which is included in other income and expenses, net on the Consolidated Statements of Operations. As of December 31, 2007, the Company owned 2,417,208 shares of Pinnacle common stock.
     On October 15, 2007, Pinnacle, Quest Resource Corporation (“Quest”), and Quest Merger Sub, Inc., a wholly owned subsidiary of Quest (“Merger Sub”), entered into an agreement and plan of merger whereby Merger Sub will merge with and into Pinnacle. The merger agreement provides for Quest’s acquisition of all of the issued and outstanding shares of Pinnacle’s common stock for aggregate consideration of approximately 19.1 million shares of Quest’s common stock, or approximately $207 million based on the closing price of Quest’s common stock on October 15, 2007. In February 2008, the merger agreement was amended so that each share of Pinnacle’s common stock will be converted into the right to receive 0.5278 shares of Quest’s common stock. Completion of the merger transaction is conditioned upon, among other things, adoption of the merger agreement by both Pinnacle’s and Quest’s stockholders. Quest and Pinnacle have stated that they anticipate the closing of the merger will occur in the first or second quarter of 2008. This transaction does not impact the Company’s accounting method for the Pinnacle investment.
4. PROPERTY AND EQUIPMENT
     At December 31, 2007 and 2006, property and equipment consisted of the following:

	December 31,
	2007	2006
	(In thousands)
Proved oil and natural gas properties	$701,521	$482,715
Unproved oil and natural gas properties	124,373	95,136
Land, building and other equipment	2,853	2,106

Total property and equipment	828,747	579,957
Accumulated depreciation, depletion and amortization	(181,937)	(134,510)

Property and equipment, net	$646,810	$445,447

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
5. INCOME TAXES
     All of the Company’s income is derived from domestic activities. Actual income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate rate of 35% to pretax income as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Provision at the statutory tax rate	$8,649	$9,968	$6,347
Preferred dividend on Pinnacle	—	141	626
Increase (decrease) in valuation allowance for equity in (income) loss of Pinnacle	—	(153)	264
State taxes	594	277	263

Income tax expense	$9,243	$10,233	$7,500

     Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. At December 31, 2007 and 2006, the tax effects of these temporary differences resulted principally from the following:

	December 31,
	2007	2006
	(In thousands)
Deferred income tax assets:
Net operating loss carryforward	$17,430	$12,787
Stock based compensation	1,675	868
Fair value derivative instruments	1,332	—
Allowance for doubtful accounts	500	574
Equity in income of Pinnacle	385	385
Valuation allowance	(385)	(385)

	20,937	14,229

Deferred income tax liabilities:
Oil and gas acquisition, exploration and development costs deducted for tax purposes in excess of financial statement DD&A	48,010	35,733
Capitalized interest	15,335	11,234
Adjustment to fair value of investment in Pinnacle	2,921	—
Fair value derivative instruments	668	2,008

	66,934	48,975

Net deferred income tax liability	$45,997	$34,746

     At December 31, 2007 and 2006, the net deferred income tax liability is classified as follows:

	December 31,
	2007	2006
	(In thousands)
Other current assets	$(964)	$—
Other assets	(367)	—
Current deferred income tax liability	640	2,008
Deferred income tax liability	46,688	32,738

Deferred income tax liability, net	$45,997	$34,746

     The realization of deferred tax assets is dependent on the Company’s ability to generate taxable earnings in the future. The Company believes it will generate taxable income in the NOL carryforward period. As such management believes that it is more likely than not that its deferred tax assets other than the deferred tax asset attributable to Pinnacle will be fully realized. A full valuation allowance has been established for the equity in loss of Pinnacle’s tax asset as the realization of the deferred tax asset is dependent on generating sufficient taxable income in Pinnacle in future periods, which management believes is unlikely. The Company has a net operating loss carryforward totaling approximately $51.2 million, which is scheduled to expire over a period from 2009 through 2027.
     On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company classifies interest and penalties associated with income taxes as interest expense. At December 31, 2007, the Company had no material uncertain tax positions and the tax years 2003 through 2006 remained open to review by federal and various state tax jurisdictions.
6. LONG-TERM DEBT
     At December 31, 2007 and 2006, long-term debt consisted of the following:

	December 31,
	2007	2006
	(In thousands)
Second Lien Credit Facility	$220,500	$147,750
Senior Secured Revolving Credit Facility	34,000	41,000
Other	1	8

	254,501	188,758

Less: current maturities	(2,251)	(1,508)

	$252,250	$187,250

Second Lien Credit Facility
     On July 21, 2005, the Company entered into a Second Lien Credit Agreement with Credit Suisse, as administrative agent and collateral agent and the lenders party thereto (the “Second Lien Credit Facility”) that matures on July 21, 2010. The Second Lien Credit Facility, as amended, provides for a term loan facility in an aggregate principal amount of $225.0 million. It is secured by substantially all of the Company’s assets and is guaranteed by the Company’s subsidiaries. The liens securing the Second Lien Credit Facility are second in priority to the liens securing the Senior Secured Revolving Credit Facility (discussed below).
     The interest rate on each base rate loan will be the greater of the agent’s prime rate and the federal funds effective rate plus 0.5%, plus a margin of 3.75%. The interest on each Eurodollar loan will be the adjusted LIBO rate plus a margin of 4.75%. Interest on Eurodollar loans is payable on either the last day of each period or every three months whichever is earlier. Interest on the Company’s outstanding borrowings under the Second Lien Credit Facility is payable quarterly. On December 31, 2007, the interest rate was approximately 9.6%, excluding the impact of interest rate swaps.
     The Company is subject to certain covenants under the Second Lien Credit Facility. These covenants include, but are not limited to, the maintenance of the following financial covenants: (1) a minimum current ratio of 1.0 to 1.0 including availability under the borrowing base under the Senior Credit Facility; (2) a minimum quarterly interest coverage ratio of 2.75 to 1.0 through December 31, 2007 and 3.0 to 1.0 thereafter; (3) a minimum quarterly proved reserve coverage ratio of 1.5 to 1.0 through December 31, 2007 and 2.0 to 1.0 thereafter; and (4) a maximum total net recourse debt to EBITDA (as defined in the Second Lien Credit Facility) ratio of not more than 3.75 to 1.0 through December 31, 2007 and 3.25 to 1.0 thereafter.
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
     In January 2007, the Company drew an additional $75.0 million in borrowings under the Second Lien Facility and received net proceeds of $72.1 million. As of December 31, 2007, the Company had $220.5 million of borrowings outstanding under the Second Lien Credit Facility. Maturities of the Second Lien Credit Facility are $2.25 million in 2008 and 2009 and the remaining balance is due in 2010.
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
     As of December 31, 2007, the Company had $34.0 million of borrowings outstanding on a borrowing base availability of $145.0 million.
     On September 11, 2007, the Company entered into the Second Amendment (the “Second Amendment”) to the Senior Credit Facility. The Second Amendment provides that in the event the scheduled redetermination of the borrowing base is not made on or prior to January 1, 2008 as a result of the Company’s failure to comply with the requirement to deliver required engineering reports, the borrowing base will be reduced by $3.0 million commencing on January 1, 2008 and continuing on the first day of each month thereafter until the borrowing base is redetermined. The conforming and non-conforming borrowing base(s) (as defined in the Senior Credit Facility) were amended to be $100.0 million and $17.0 million, respectively. In connection with the Second Amendment, a second bank was added to the credit agreement. In addition, the Second Amendment increased the allowed amount of investments in unrestricted subsidiaries that the Company may make.
     On December 20, 2007, the Company entered into the Third Amendment (the “Third Amendment”) to the Senior Credit Facility. The conforming and non-conforming borrowing bases were amended to be $125.0 million and $20.0 million, respectively. In connection with the Third Amendment, the co-lending group was expanded to four banks and the $3.0 million borrowing base reduction associated with the delivery of engineering reports at January 1, 2008 was removed.
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
     At December 31, 2007, the Company was in compliance with all of its debt covenants.
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
     The Company has a long-term operating lease agreement for its corporate offices that expires December 2011. Under the terms of the lease agreement, the Company received a rent abatement equal to six months of lease payments and a build out allowance that is being amortized to expense over the term of the lease. In July 2006, the Company amended its lease agreement to expand the leased office space by an additional floor. The lease term for the additional floor also expires in December 2011. Rent expense for the years ended December 31, 2007, 2006 and 2005 was $0.9 million, $0.6 million and $0.5 million, respectively, and includes rent expense for the Company’s corporate office and a field office in the Barnett Shale area.
     Minimum rentals, drilling obligations and scheduled seismic data purchases for each of the five years subsequent to December 31, 2007 are as follows (in thousands):

Amount
2008	$12,519
2009	6,302
2010	6,393
2011	1,102
2012	—
Thereafter	—

$26,316

8. SHAREHOLDERS’ EQUITY AND STOCK INCENTIVE PLAN
Shareholders’ Equity
     The following is a summary of changes in the Company’s common stock shares:

	2007	2006	2005
		(In thousands)
Shares outstanding at January 1	25,981	24,251	22,161
Common stock issued	1,800	1,350	1,200
Warrants converted and exercised	—	—	305
Restricted stock issued, net of forfeitures	112	278	87
Stock options exercised	124	102	371
Common stock issued for property	—	2	127
Common stock repurchased and retired for tax withholding obligation	(8)	(2)	—

Shares outstanding at December 31	28,009	25,981	24,251

     In September 2007, the Company sold 1.8 million shares of its common stock to certain qualified investors in a registered direct offering at a price of $41.40 per share. The number of shares sold was approximately 6.8% of the Company’s fully diluted shares outstanding before the offering. The Company used substantially all of the net proceeds to fund in part its capital expenditure program, including its drilling and leasing programs in the Barnett Shale and appraisal well drilling in the North Sea. Pending those uses, the Company used a portion of the net proceeds of approximately $72.0 million to repay $54 million of outstanding borrowings under the Senior Credit Facility.
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
     In June 2005, the Company sold 1.2 million shares of the Company’s common stock to institutional investors at a price of $15.25 per share in a private placement. The number of shares sold was approximately 5% of the fully diluted shares outstanding before the offering. The net proceeds, after deducting placement agents’ fees but before paying offering expenses, were approximately $17.2 million. The Company used the proceeds from the private placement to fund a portion of its capital expenditure program for 2005, including the drilling programs in the Barnett Shale and onshore Gulf Coast areas.
Stock Incentive Plan
     In June 1997, the Company established the Incentive Plan of Carrizo Oil & Gas, Inc. (the “Incentive Plan”), which authorizes the granting of stock options and stock awards to directors, employees and independent contractors. The Company may grant awards of up to 2,800,000 shares under the Incentive Plan and has granted options and restricted stock covering 2,158,506 shares through December 31, 2007, net of forfeitures.
     Stock Options. Prior to 2006, the Company issued stock options that become exercisable ratably over a three year period and expire ten years from the date of the grant. The table below summarizes stock option activity for the three years ended December 31, 2007:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Life	Value
	Shares	Prices	(In years)	(In millions)
For the Year Ended December 31, 2005
Outstanding, beginning of period	1,325,301	$4.09
Granted	128,834	15.58
Exercised	(381,098)	3.82
Forfeited	(47,833)	5.10

Outstanding, end of period	1,025,204	$5.53

Exercisable, end of period	754,347	$3.67

For the Year Ended December 31, 2006
Outstanding, beginning of period	1,025,204	$5.53
Granted	—	—
Exercised	(101,800)	5.91
Forfeited	(32,335)	12.63

Outstanding, end of period	891,069	$5.25

Exercisable, end of period	834,799	$4.65

For the Year Ended December 31, 2007
Outstanding, beginning of period	891,069	$5.25
Granted	—	—
Exercised	(124,148)	8.30
Forfeited	(5,000)	16.35

Outstanding, end of period	761,921	$4.67	3.9	$38.0

Exercisable, end of period	731,808	$4.23	3.7	$36.8

     At December 31, 2007, the Company had $0.1 million associated with nonvested awards that will be expensed in 2008. The total intrinsic value (current market price less the option strike price) of options exercised during the years ended December 31, 2007 and 2006 was $4.5 million and $2.5 million, respectively, and the Company received $1.0 million and $0.6 million in cash in connection with these exercises for the years ended December 31, 2007 and 2006, respectively.
     Restricted Stock. The Company began issuing shares of restricted common stock in 2005. Restricted stock is recorded as deferred compensation based on the closing price of the Company’s common stock on the grant date and is amortized to stock-based compensation expense over the vesting period (generally one to three years). The unamortized deferred compensation obligation amounted to $6.4 million as of December 31, 2007. The table below summarizes restricted stock activity for the three years ended December 31, 2007:

		Weighted-
		Average
	Shares	Price
Unvested restricted stock at December 31, 2005	87,585	$15.98
Granted	303,968	27.42
Vested	(38,812)	17.35
Forfeited	(26,532)	23.31

Unvested restricted stock at December 31, 2006	326,209	$25.87
Granted	132,719	40.26
Vested	(86,199)	25.13
Forfeited	(20,880)	31.21

Unvested restricted stock at December 31, 2007	351,849	$31.15

9. RELATED-PARTY TRANSACTIONS
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
     Since May 2006, the Company has acquired certain oil and gas leases through the aforementioned lease option arrangement with Mr. Webster. The acquisitions were made pursuant to a land option agreement between Mr. Webster and the Company dated January 25, 2006. The terms and conditions of this leasing arrangement with Mr. Webster are consistent with leasing arrangements the Company has entered into with the other third parties. Under the option agreement, Mr. Webster agreed to acquire oil and gas leases in areas where the Company is actively leasing or that it deems prospective. On or before the 90th day from the date that Mr. Webster acquires any lease in these areas, the Company has the option to acquire these leases from Mr. Webster for 110% of Mr. Webster’s purchase price or, on the 90th day, pay a non-refundable 10% option extension fee to add a second 90-day option period. On or before the end of this second 90-day option period, the Company has the option to pay Mr. Webster 110% of his original purchase price to acquire the lease. If, at the end of the second option period, the Company has not exercised its purchase option, Mr. Webster will retain ownership of the oil and gas leases. In addition to the cash payments described above, the Company will assign a one-half of one percent of 8/8ths overriding royalty interest (proportionally reduced to the actual net interest in any given lease acquired) on any lease it acquires from Mr. Webster in the first 90-day option period and a one percent of 8/8ths overriding royalty interest (also proportionally reduced) on any lease acquired from Mr. Webster in the second 90-day option period. As of December 31, 2006, Mr. Webster had acquired oil and gas leases for approximately $4.2 million, the Company had paid approximately $4.4 million for leases from Mr. Webster and the Company had made option extension payments of approximately $48,000 to Mr. Webster. There are currently no outstanding lease options under the arrangement with Mr. Webster. The Company may continue to use these arrangements as a strategic alternative. There was no activity under this arrangement in 2007.
     The Company’s Chairman of the Board, Mr. Steven A. Webster serves on the Board of Directors for Basic Energy Services, Inc., Grey Wolf Inc., and Geokinetics, Inc., the parent of Quantum Geophysical, Inc. The Company’s Chief Executive Officer, Mr. S.P. Johnson serves as member on the Board of Directors for Basic Energy Services, Inc. Mr. Thomas L. Carter, Jr., a member of the Company’s Board of Directors, is the Chief Executive Officer and owner of a significant interest in Black Stone Minerals Company, L.P. (“Black Stone Minerals”). Due to these relationships, the Company has deemed these companies to be related parties. The Company incurred the following costs with these related parties:

	Year Ended December 31,
	2007	2006	2005
		(In millions)
Basic Energy Services	$0.2	$0.5	$0.4
Grey Wolf Drilling	6.8	6.7	—
Brigham Exploration(1)	(0.3)	(0.6)[2]	0.2
Quantum Geophysical Inc.	—	0.2	1.5

(1)	At the end of the first quarter of 2007, Mr. Steven A. Webster resigned from the Board of Directors of Goodrich Petroleum and Brigham Exploration. As such, these companies are no longer deemed related parties after the first quarter of 2007.

(2)	Includes $1.2 million of net revenues related to wells operated by Brigham Exploration and $0.6 million of net revenues related to wells operated by the Company.
     It is management’s opinion that the transactions with these entities were executed at prevailing market rates. At December 31, 2007 and 2006, the Company had an outstanding related-party net payable balance of approximately $22,000 and net receivable balance of $0.2 million, respectively.
     In January 2006, the Company acquired certain oil and gas leases for approximately $1.1 million from Black Stone Acquisitions Partners I L.P., the general partner of which is Black Stone Minerals. Black Stone Acquisition Partners also retains a royalty interest in the acquired leases, which are located in Mississippi. During 2007, the Company acquired additional acreage located in Texas from Black Stone for approximately $0.2 million. The terms and conditions of the lease agreement with Black Stone Acquisitions Partners I L.P. and Black Stone are generally consistent with the lease agreements that the Company has entered into with other third parties. Additionally, the Company operates four producing wells in which affiliates of Black Stone Minerals hold a royalty interest for which the Company paid approximately $0.8 million in 2007.
     See Note 3 for a discussion of the investment in Pinnacle.
     Steven A. Webster, Chairman of the Board of the Company, is also Chairman of Avista Capital Holdings, L.P. and is therefore a related party to the Pinnacle transaction.

10. DERIVATIVE FINANCIAL INSTRUMENTS
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
Commodity Derivative Instruments. The Company accounts for its oil and natural gas derivatives and interest rate swap agreements as non-designated hedges. These derivatives are marked-to-market at each balance sheet date and the unrealized gains (losses) are reported in the net gain (loss) on derivatives in Other Income and Expenses in the Consolidated Statement of Operations. In addition, the Company records the realized gains (losses) associated with the cash settlements of these derivative instruments in the net gain (loss) on derivatives in Other Income and Expense in the Consolidated Statement of Operations. For the years ended December 31, 2007, 2006 and 2005, the Company recorded the following related to its derivatives:

	Year Ended December 31,
	2007	2006	2005
	(In millions)
Realized gain (loss)
Natural gas and oil derivatives	$6.4	$5.6	$(2.3)
Interest rate swaps	0.2	1.0	—
Gain on interest rate swap sell down	—	0.6	—

	6.6	7.2	(2.3)

Unrealized gain (loss)
Natural gas and oil derivatives	(5.2)	9.9	(4.2)
Interest rate swaps	(2.8)	(0.6)	0.6

	(8.0)	9.3	(3.6)

Net Gain (Loss) on Derivatives	$(1.4)	$16.5	$(5.9)

At December 31, 2007 the Company had the following outstanding derivative positions:

	Natural Gas Swaps		Natural Gas Collars
		Average		Average	Average
Quarter	MMbtu	Fixed Price(1)	MMBtu	Floor Price(1)	Ceiling Price(1)
First Quarter 2008	273,000	$7.94	2,639,000	$7.26	$8.97
Second Quarter 2008	273,000	7.94	2,275,000	7.10	8.78
Third Quarter 2008	276,000	7.94	2,116,000	7.08	8.76
Fourth Quarter 2008	276,000	7.94	2,116,000	7.08	8.76
First Quarter 2009	—	—	1,080,000	7.09	8.81
Second Quarter 2009	—	—	1,092,000	7.09	8.81
Third Quarter 2009	—	—	1,104,000	7.09	8.81
Fourth Quarter 2009	—	—	1,104,000	7.09	8.81

TOTAL	1,098,000		13,526,000

	Oil Collars
		Average	Average
Quarter	Bbls	Floor Price(2)	Ceiling Price(2)
First Quarter 2008	18,200	$70.00	$76.20
Second Quarter 2008	9,100	70.00	76.75
Third Quarter 2008	9,200	70.00	76.75
Fourth Quarter 2008	9,200	70.00	76.75

TOTAL	45,700

(1)	Based on Houston Ship Channel and WAHA spot prices.

(2)	Based on West Texas intermediate index prices.
     The fair value of the outstanding oil and natural gas derivatives at December 31, 2007 and 2006 was an asset of $0.8 million and $6.0 million, respectively.
Interest Rate Derivatives. During the third quarter of 2005, the Company entered into interest rate swap agreements with respect to amounts outstanding under the Second Lien Credit Facility. These arrangements were designed to manage the Company’s exposure to interest rate fluctuations during the period beginning January 1, 2006 through June 30, 2007 by effectively exchanging existing obligations to pay interest based on floating rates for obligations to pay interest based on fixed LIBO rates. In connection with an amendment to the Second Lien Credit Facility, the remaining open derivative positions on interest rate swaps were cash settled, resulting in a realized gain of $0.6 million on December 21, 2006.
     During 2007, the Company entered into new derivative positions in the form of interest rate swaps on the entire outstanding principal of its Second Lien Credit Facility, covering the year ended December 31, 2008. The Company’s outstanding position under the interest rate swap agreements at December 31, 2007 was as follows (dollars in thousands):

	Notional	Fixed
Quarter	Amount	LIBOR Rate
First Quarter 2008	$220,500	5.32%
Second Quarter 2008	219,938	5.32%
Third Quarter 2008	219,375	5.31%
Fourth Quarter 2008	218,813	5.31%
     The fair value of the outstanding interest derivatives at December 31, 2007 was a liability of $2.8 million.
11. SUBSEQUENT EVENT
     In February 2008, the Company completed an underwritten public offering of 2,587,500 shares of its common stock under an effective shelf registration statement at a price of $54.50 per share. The number of shares sold was approximately 9.2% of the Company’s outstanding shares before the offering. The Company received proceeds of approximately $135.4 million, before expenses, and plans to use the proceeds to fund, in part, its capital expenditure program for 2008, including its Barnett Shale drilling and land acquisition programs, and for other corporate purposes. Pending those uses, the Company used a portion of the net proceeds to repay all of the borrowings then outstanding under the Senior Credit Facility, which was $85.0 million on February 20, 2008.
12. SUPPLEMENTARY FINANCIAL INFORMATION ON OIL AND NATURAL GAS EXPLORATION, DEVELOPMENT AND PRODUCTION ACTIVITIES (UNAUDITED)
     The following disclosures provide unaudited information required by SFAS No. 69, “Disclosures About Oil and Gas Producing Activities.”
Costs Incurred
     Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Property acquisition costs
Unproved	$54,467	$48,409	$49,089
Proved	—	—	1,954
Exploration costs	144,402	104,473	50,303
Development costs	30,562	37,889	20,883
Asset retirement obligation	1,961	299	1,820

Total costs incurred(1)	$231,392	$191,070	$124,049

(1)	Excludes capitalized interest on unproved properties of $11.7 million, $10.0 million and $5.8 million for the years ended December 31, 2007, 2006 and 2005, respectively, and includes capitalized overhead of $4.5 million, $3.5 million and $2.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.
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
     Proved oil and natural gas reserve quantities at December 31, 2007, 2006 and 2005, and the related discounted future net cash flows before income taxes are based on estimates prepared by Ryder Scott Company Petroleum Engineers, Fairchild & Wells, Inc., LaRoche Petroleum Consultants, Ltd. (2007 and 2006) and DeGolyer and MacNaughton (2005) independent petroleum engineers. Such estimates have been prepared in accordance with guidelines established by the Securities and Exchange Commission.
     The Company’s net ownership interests in estimated quantities of proved oil and natural gas reserves and changes in net proved reserves, all of which are located in the continental United States, are summarized below:

	Millions of Cubic Feet
	of Natural Gas
	at December 31,
	2007	2006	2005
Proved developed and undeveloped reserves -
Beginning of year	166,798	103,058	54,621
Purchase of oil and natural gas properties in place	—	—	4,634
Discoveries and extensions	131,836	91,090	57,513
Revisions	(34,017)	(11,026)	(5,102)
Sales of oil and gas properties in place	(142)	(6,148)	(402)
Production	(16,042)	(10,176)	(8,206)

End of year	248,433	166,798	103,058

Proved developed reserves at beginning of year	73,912	44,681	28,066

Proved developed reserves at end of year	122,598	73,912	44,681

	Thousands of Barrels of
	Oil, Condensate and Natural Gas Liquids
	at December 31,
	2007	2006	2005
Proved developed and undeveloped reserves -
Beginning of year	7,195	7,925	9,118
Purchase of oil and natural gas properties in place	796	—	5
Discoveries and extensions	3,536	359	253
Revisions	5,245	(823)	(1,211)
Sales of oil and gas properties in place	—	(11)	(6)
Production	(241)	(255)	(234)

End of year	16,531	7,195	7,925

Proved developed reserves at beginning of year	1,638	1,343	1,459

Proved developed reserves at end of year	6,536	1,638	1,343

     The Company uses the cost method of accounting to record its investment in Pinnacle, formed in June 2003. Accordingly, the proved reserve tables, above, do not include the Company’s interest ownership, approximately 8.3% of the shares on a fully diluted basis, in Pinnacle at the end of 2007.
     During 2007, 2006 and 2005, the Company reported considerable discoveries and extensions to the Company’s natural gas reserves primarily due to the Company’s drilling program in the Barnett Shale play. In 2007, the Company recorded significant oil discoveries and extensions due to drilling and development activity in the Barnett Shale region and additional formation evaluation in the Camp Hill field. In 2007, the Company reported a large natural gas revision largely attributable to the reclass of natural gas liquids, previously presented as natural gas equivalents, to the reserve category of oil and condensate. During 2007, the Company increased production of natural gas liquids as a result of an increase in processed gas sales. In prior years, any natural gas liquid production was deemed immaterial. The Company reported significant downward revisions to its natural gas reserves in 2006 and 2005 due to a decline in natural gas prices and additional information from seismic data in the Barnett Shale play in 2005. In 2005, the Company incurred a significant downward revision in its oil reserves mainly due to a reduction in the anticipated overall recovery efficiency factor in the Camp Hill field.
Standardized Measure
     The standardized measure of discounted future net cash flows relating to the Company’s ownership interests in proved oil and natural gas reserves as of year-end is shown below:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Future cash inflows	$2,663,281	$1,356,118	$1,269,551
Future oil and natural gas operating expenses	618,479	350,076	377,304
Future development costs	277,070	193,245	162,594
Future income tax expenses	394,569	202,685	195,920

Future net cash flows	1,373,163	610,112	533,733
Less 10% annual discount for estimating timing of cash flows	710,793	311,401	234,392

Standard measure of discounted future net cash flows	$662,370	$298,711	$299,341

     Future cash flows are computed by applying year-end prices of oil and natural gas to year-end quantities of proved oil and natural gas reserves. Average prices used in computing year end 2007, 2006 and 2005 future cash flows were $75.45, $54.73 and $57.17 for oil, respectively, and $5.99, $5.77 and $8.04 for natural gas, respectively. Future operating expenses and development costs are computed primarily by the Company’s petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company’s proved oil and natural gas reserves at the end of the year, based on year end costs and assuming continuation of existing economic conditions.
     Future income taxes are based on year-end statutory rates, adjusted for the tax basis of oil and gas properties and available applicable tax assets. A discount factor of 10% was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost or fair market value of the Company’s oil and natural gas properties. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in reserve estimates.

Change in Standardized Measure
     Changes in the standardized measure of future net cash flows relating to proved oil and natural gas reserves are summarized below:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)
Changes due to current-year operations -
Sales of oil and natural gas, net of oil and natural gas operating expenses	$(101,127)	$(72,077)	$(65,445)
Extensions and discoveries	340,503	139,657	130,721
Purchases of oil and gas properties	20,625	—	6,549
Changes due to revisions in standardized variables
Prices and operating expenses	142,126	(71,814)	105,819
Income taxes	(89,158)	16,422	(45,999)
Estimated future development costs	57,126	64,166	347
Revision of quantities	(7,614)	(43,362)	(38,326)
Sales of reserves in place	(351)	(15,518)	(1,042)
Accretion of discount	38,718	40,423	20,861
Production rates, timing and other	(37,189)	(58,527)	36,135

Net change	363,659	(630)	149,620
Beginning of year	298,711	299,341	149,721

End of year	$662,370	$298,711	$299,341

     Sales of oil and natural gas, net of oil and natural gas operating expenses, are based on historical pretax results. Sales of oil and natural gas properties, extensions and discoveries, purchases of minerals in place and the changes due to revisions in standardized variables are reported on a pretax discounted basis, while the accretion of discount is presented on a before tax basis.
13. SUPPLEMENTAL QUARTERLY FINANCIAL DATA (UNAUDITED)
     The sum of the individual quarterly basic and diluted earnings (loss) per share amounts may not agree to year-to-date basic and diluted earnings (loss) per share amounts as a result of each period’s computation being based on the weighted average number of common shares outstanding during the period.

2007	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Revenues	$22,612	$32,891	$30,305	$39,981
Costs and expenses, net	25,157	24,754	26,072	34,337

Net income (loss)	$(2,545)	$8,137	$4,233	$5,644

Basic net income (loss) per share	$(0.10)	$0.32	$0.16	$0.20

Diluted net income (loss) per share	$(0.10)	$0.31	$0.16	$0.20

2006	First	Second	Third	Fourth
	(In thousands, except per share amounts)

Revenues	$21,917	$16,477	$20,333	$24,218
Costs and expenses, net	15,266	13,906	15,582	19,943

Net income	$6,651	$2,571	$4,751	$4,275

Basic net income per share	$0.28	$0.11	$0.19	$0.17

Diluted net income per share	$0.27	$0.10	$0.18	$0.16

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARRIZO OIL & GAS, INC.

By:	/s/ Paul F. Boling Paul F. Boling
Chief Financial Officer, Vice President,
Secretary and Treasurer
Date: February 29, 2008
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ S. P. Johnson IV	President, Chief Executive	February 29, 2008
S. P. Johnson IV	Officer and Director (Principal
Executive Officer)

/s/ Paul F. Boling	Chief Financial Officer, Vice	February 29, 2008
Paul F. Boling	President, Secretary and
Treasurer (Principal Financial
Officer and Principal
Accounting Officer)

/s/ Steven A. Webster	Chairman of the Board	February 29, 2008
Steven A. Webster

/s/ Thomas L. Carter, Jr.	Director	February 29, 2008
Thomas L. Carter, Jr.

/s/ Paul B. Loyd, Jr.	Director	February 29, 2008
Paul B. Loyd, Jr.

/s/ F. Gardner Parker	Director	February 29, 2008
F. Gardner Parker

/s/ Roger A. Ramsey	Director	February 29, 2008
Roger A. Ramsey

/s/ Frank A. Wojtek	Director	February 29, 2008
Frank A. Wojtek

Exhibit
Number		Description
†10.35	–	S Corporation Tax Allocation, Payment and Indemnification Agreement among Carrizo Production, Inc. and Messrs. Loyd, Webster, Johnson, Hamilton and Wojtek (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Registration No. 333-29187)).

†10.36	–	Amended and Restated Registration Rights Agreement dated December 15, 1999 among the Company, Paul B. Loyd Jr., Douglas A. P. Hamilton, Steven A. Webster, S.P. Johnson IV, Frank A. Wojtek and DAPHAM Partnership, L.P. (incorporated herein by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 15, 1999).

†10.37	–	Registration Rights Agreement dated February 20, 2002 among the Company, Mellon Ventures, L.P. and Steven A. Webster (incorporated herein by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated February 20, 2002).

†10.38	–	Purchase and Sale Agreement by and between Rocky Mountain Gas, Inc. and CCBM, Inc., dated June 29, 2001 (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001).

†10.39	–	Contribution and Subscription Agreement dated June 23, 2003 by and among Pinnacle Gas Resources, Inc., CCBM, Inc., Rocky Mountain Gas, Inc. and the CSFB Parties listed therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2003).

†10.40	–	Amendment to Contribution and Subscription Agreement dated as of August 9, 2005 among Pinnacle Gas Resources, Inc., CCBM, Inc., U.S. Energy Corp., Crested Corp. and the CSFB Parties referred to therein (incorporated herein by reference to Exhibit 10.35 to the Annual Report on Form 10-K for the year ended December 31, 2005).

†10.41	–	Second Amendment to Contribution and Subscription Agreement dated as of March 31, 2006 among Pinnacle Gas Resources, Inc., CCBM, Inc., U.S. Energy Corp., Crested Corp. and the CSFB Parties referred to therein (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006).

†10.42	–	Second Lien Agreement dated as of July 21, 2005 among Carrizo Oil & Gas, Inc., CCBM, Inc., and the lenders named therein and Credit Suisse, as collateral agent and administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 22, 2005).

†10.43	–	Stock Pledge and Security Agreement dated as of July 21, 2005 by Carrizo Oil & Gas, Inc. in favor of Credit Suisse, as collateral agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 22, 2005).

†10.44	–	Commercial Guaranty dated as of July 21, 2005 by CCBM, Inc. in favor of Credit Suisse (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on July 22, 2005).

†10.45	–	Credit Agreement dated as of May 25, 2006 among Carrizo Oil & Gas, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, the Lenders party thereto, JPMorgan Chase Bank, National Association, as Administrative Agent, and J.P. Morgan Securities Inc., as Sole Bookrunner and Lead Arranger (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 30, 2006).

†10.46	–	First Lien Stock Pledge and Security Agreement dated as of May 25, 2006, by Carrizo Oil & Gas, Inc., in favor of JPMorgan Chase Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 30, 2006).

†10.47	–	Second Amendment effective as of September 11, 2007 to Credit Agreement dated as of May 25, 2006 among Carrizo Oil & Gas, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, JPMorgan Chase Bank, National Association, as Administrative Agent and Lender, and Guaranty Bank as Lender (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 11, 2007).

10.48	–	Third Amendment effective as of December 20, 2007 to Credit Agreement dated as of May 25, 2006 among Carrizo Oil & Gas, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, JPMorgan Chase Bank, National Association, as Administrative Agent and Lender, and Guaranty Bank as Lender.

†10.49	–	Amendment No.1, effective as of December 19, 2006, to the Second Lien Credit Agreement among Carrizo Oil & Gas, Inc., CCBM, Inc., CLLR, Inc., the Lenders named therein and Credit Suisse, as collateral agent and administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2006).

†10.50	–	First Amendment to Credit Agreement, Consent and Waiver, effective as of December 19, 2006, among Carrizo Oil & Gas, Inc., the Guarantors party thereto, the Lenders party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 22, 2006).

10.51	–	Director Compensation.

10.52	–	Base Salaries and 2007 Annual Bonuses for certain Executive Officers.

Exhibit
Number		Description
21.1	–	Subsidiaries of the Company.

23.1	–	Consent of Pannell Kerr Forster of Texas, P.C.

23.2	–	Consent of Ryder Scott Company Petroleum Engineers.

23.3	–	Consent of Fairchild & Wells, Inc.

23.4	–	Consent of LaRoche Petroleum Consultants, Ltd.

31.1	–	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	–	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	–	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	–	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	–	Summary of Reserve Report of Ryder Scott Company Petroleum Engineers as of December 31, 2007.

99.2	–	Summary of Reserve Report of Fairchild & Wells, Inc. as of December 31, 2007.

99.3	–	Summary of Reserve Report of LaRoche Petroleum Consultants, Ltd. as of December 31, 2007.

†	Incorporated by reference as indicated.