Form 10-Q/A
period 2008-03-31
CARRIZO OIL & GAS INC
filed 2008-05-09
CIK 1040593

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q/A

(Amendment No. 1 to Form 10-Q filed May 8, 2008)

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

EXPLANATORY NOTE

THIS FORM 10-Q/A IS BEING FILED SOLELY FOR THE PURPOSE OF INSERTING A DATE ON EACH OF THE CERTIFICATIONS (ATTACHED AS EXHIBITS 31.1, 31.2, 32.1 AND 32.2), WHICH WERE INADVERTENTLY OMITTED FROM THE EDGAR VERSIONS OF THE DATED CERTIFICATIONS FILED WITH THE ORIGINAL FORM 10-Q.

NO ATTEMPT HAS BEEN MADE IN THIS FORM 10-Q/A TO MODIFY OR UPDATE OTHER DISCLOSURES AS PRESENTED IN THE ORIGINAL FORM 10-Q TO REFLECT EVENTS OCCURRING AFTER THE ORIGINAL FILING DATE.

 CARRIZO OIL & GAS, INC.

FORM 10-Q/A
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

Index

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2007.  There have been no material changes to the disclosure regarding our exposure to certain market risks made in the Annual Report on Form 10-K.  For additional information regarding our long-term debt, see Note 2 of the Notes to Consolidated Financial Statements (Unaudited) in Item 1 of Part I of this Quarterly Report on Form 10-Q/A.

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

Carrizo Oil & Gas, Inc.
(Registrant)

Date: May 9, 2008	By: /s/S. P. Johnson, IV
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 9, 2008	By: /s/Paul F. Boling
Chief Financial Officer
(Principal Financial and Accounting Officer)