Form 10-Q
period 2008-06-30
CARRIZO OIL & GAS INC
filed 2008-08-08
CIK 1040593

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]          NO [X]

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of August 1, 2008, the latest practicable date, was 30,789,021.

CARRIZO OIL & GAS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

Index

CARRIZO OIL & GAS, INC.

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
ASSETS	2008	2007
	(Unaudited)
	(In thousands, except share amount)
CURRENT ASSETS:
Cash and cash equivalents	$12,045	$8,026
Accounts receivable, trade (net of allowance for doubtful accounts of $1,264 and $1,430
at June 30, 2008 and December 31, 2007, respectively)	40,221	26,411
Advances to operators	169	1,113
Fair value of derivative financial instruments	-	1,829
Prepayments and deposits	1,242	3,913
Deferred income taxes	15,005	324
Total current assets	68,682	41,616

PROPERTY AND EQUIPMENT, net full-cost method of accounting for oil and natural gas properties (including unevaluated costs of properties of $299,709 and
$124,373 at June 30, 2008 and December 31, 2007, respectively)	937,079	646,810
DEFERRED FINANCING COSTS, NET	9,075	5,921
INVESTMENTS	10,738	11,071
OTHER ASSETS	3,039	3,245
TOTAL ASSETS	$1,028,613	$708,663

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable, trade	$40,169	$49,700
Accrued liabilities	41,187	36,091
Advances for joint operations	372	872
Current maturities of long-term debt	-	2,251
Fair value of derivative financial instruments	42,870	2,755
Total current liabilities	124,598	91,669

LONG-TERM DEBT, NET OF CURRENT MATURITIES	389,750	252,250
ASSET RETIREMENT OBLIGATION	6,700	5,869
FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS	26,926	1,050
DEFERRED INCOME TAXES	50,727	46,321
DEFERRED CREDITS	717	783

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Common stock, par value $0.01 (90,000 shares authorized; 30,788 and
28,009 issued and outstanding at June 30, 2008 and
December 31, 2007, respectively)	309	280
Additional paid-in capital	377,579	239,672
Retained earnings	47,426	65,344
Accumulated other comprehensive income, net of tax	3,881	5,425
Total shareholders' equity	429,195	310,721
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$1,028,613	$708,663

The accompanying notes are an integral part of these consolidated financial statements.

Index

CARRIZO OIL & GAS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands except per share amounts)
OIL AND NATURAL GAS REVENUES	$67,388	$32,891	$120,948	$55,503

COSTS AND EXPENSES:
Oil and natural gas operating expenses (exclusive of depreciation, depletion
and amortization shown separately below)	9,229	5,560	17,620	10,263
Third party gas purchases	2,596	-	2,596	-
Depreciation, depletion and amortization	13,865	10,805	27,952	18,843
General and administrative (inclusive of stock-based compensation expense of
$1,508 and $1,013 for the three months ended June 30, 2008 and 2007, respectively,
and $2,988 and $1,992 for the six months ended June 30, 2008 and 2007, respectively)	5,580	4,339	12,099	9,217
Accretion expense related to asset retirement obligations	57	88	115	176

TOTAL COSTS AND EXPENSES	31,327	20,792	60,382	38,499

OPERATING INCOME	36,061	12,099	60,566	17,004

OTHER INCOME AND EXPENSES:
Net gain (loss) on derivatives (Note 7)	(48,227)	4,080	(78,043)	(1,631)
Other income (expenses), net	(20)	140	49	256
Loss on early extinguishment of debt	(5,705)	-	(5,705)	-
Interest income	60	110	208	454
Interest expense	(4,942)	(6,529)	(11,397)	(12,683)
Capitalized interest	3,627	2,719	7,345	5,405

INCOME (LOSS) BEFORE INCOME TAXES	(19,146)	12,619	(26,977)	8,805
INCOME TAX (EXPENSE) BENEFIT (Note 4)	6,524	(4,482)	9,059	(3,213)

NET INCOME (LOSS)	$(12,622)	$8,137	$(17,918)	$5,592

OTHER COMPREHENSIVE INCOME (LOSS):
Increase (decrease) in market value of investment in Pinnacle Gas Resources, Inc.	1,653	10,390	(1,544)	10,390

COMPREHENSIVE INCOME (LOSS)	$(10,969)	$18,527	$(19,462)	$15,982

BASIC EARNINGS (LOSS) PER COMMON SHARE	$(0.42)	$0.32	$(0.61)	$0.21

DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(0.42)	$0.31	$(0.61)	$0.21

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	30,296	25,702	29,548	25,680
DILUTED	30,296	26,553	29,548	26,508

The accompanying notes are an integral part of these consolidated financial statements.

Index

CARRIZO OIL & GAS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Six
	Months Ended
	June 30,
	2008	2007
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(17,918)	$5,592
Adjustment to reconcile net income (loss) to net cash provided by operating activities-
Depreciation, depletion and amortization	27,952	18,843
Fair value loss of derivative financial instruments	67,821	4,383
Accretion of discounts on asset retirement obligations and debt	115	176
Stock-based compensation	2,988	1,992
Provision for allowance for doutbful accounts	(166)	(275)
Deferred income taxes	(9,442)	3,011
Loss on extenguishment of debt	4,601	-
Other	12	(163)
Changes in operating assets and liabilities
Accounts receivable	(13,644)	(7,224)
Other assets	1,593	563
Accounts payable	2,776	8,399
Accrued liabilities	2,340	(724)
Net cash provided by operating activities	69,028	34,573

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(315,549)	(98,281)
Change in capital expenditure accrual	(8,794)	(1,855)
Proceeds from the sale of properties	19	1,405
Advances to operators	944	880
Advances for joint operations	(500)	2,604
Other	(2,712)	88
Net cash used in investing activities	(326,592)	(95,159)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debt issuance and borrowings	515,750	107,000
Debt repayments	(380,501)	(42,129)
Proceeds from common stock offering, net of offering costs	135,158	-
Proceeds from stock options exercised	137	777
Deferred loan costs and other	(8,961)	(2,967)
Net cash provided by financing activities	261,583	62,681

NET INCREASE IN CASH AND CASH EQUIVALENTS	4,019	2,095

CASH AND CASH EQUIVALENTS, beginning of period	8,026	5,408

CASH AND CASH EQUIVALENTS, end of period	$12,045	$7,503

CASH PAID FOR INTEREST (NET OF AMOUNTS CAPITALIZED)	$1,759	$6,204

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

Investments

The Company accounts for its investment in Oxane Materials, Inc. using the cost method of accounting and adjusts the carrying amount of its investment for contributions to and distributions from the entity.

The Company’s investment in Pinnacle Gas Resources, Inc. (“Pinnacle”) is classified as available-for-sale.  The Company adjusts the book value to fair market value through Other Comprehensive Income, net of taxes.

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

Index

Oil and Natural Gas Properties

Investments in oil and natural gas properties are accounted for using the full-cost method of accounting.  All costs directly associated with the acquisition, exploration and development of oil and natural gas properties are capitalized.  Such costs include lease acquisitions, seismic surveys, and drilling and completion equipment.  The Company proportionally consolidates its interests in oil and natural gas properties.  The Company capitalized compensation costs for employees working directly on exploration activities of $3.4 million and $2.3 million for the six months ended June 30, 2008 and 2007, respectively.  Maintenance and repairs are expensed as incurred.

Depreciation, depletion and amortization (“DD&A”) of proved oil and natural gas properties is based on the unit-of-production method using estimates of proved reserve quantities.  Investments in unproved properties are not subject to DD&A until proved reserves associated with the projects can be determined or until they are impaired.  Unevaluated properties are evaluated periodically for impairment on a property-by-property basis.  If the results of an assessment indicate that the properties have been impaired, the amount of such impairment is determined and added to the proved oil and natural gas property costs subject to DD&A.  The depletable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values.  The depletion rate per Mcfe for the quarters ended June 30, 2008 and 2007 was $2.14 and $2.54, respectively.

Dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

Net capitalized costs are limited to a “ceiling-test” based on the estimated future net revenues, discounted at 10% per annum, from proved oil and natural gas reserves, based on current economic and operating conditions (“Full Cost Ceiling”).  If net capitalized costs exceed this limit, the excess is charged to earnings.  For the six-month periods ended June 30, 2008 and 2007, the Company did not have any charges associated with its ceiling test.

Depreciation of other property and equipment is provided using the straight-line method based on estimated useful lives ranging from five to 10 years.

Supplemental Cash Flow Information

The adjustment of the investment in Pinnacle of $(1.5) million, net of tax and $10.4 million, net of tax is excluded from the Statement of Cash Flows for the six months ended June 30, 2008 and 2007, respectively.  The Company paid no income taxes during the six months ended June 30, 2008 and 2007.

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

The Company recognized the following stock-based compensation expense for the six months ended June 30:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In millions)
Stock Option Expense	$0.1	$0.1	$0.2	$0.2
Restricted Stock Expense	1.4	0.9	2.8	1.8

Total Stock-Based Compensation Expense	$1.5	$1.0	$3.0	$2.0

Index

Derivative Instruments

The Company uses derivatives to manage price risk underlying its oil and natural gas production.  The Company also used derivatives to manage the variable interest rate on its Second Lien Credit Facility that was terminated in May 2008.  Accordingly, the Company’s remaining interest rate swap positions (covering the period from May 28, 2008 to December 31, 2008) were settled, resulting in a $3.3 million loss.

Upon entering into a derivative contract, the Company either designates the derivative instrument as a hedge of the variability of cash flow to be received (cash flow hedge) or the derivative must be accounted for as a non-designated derivative.  All of the Company’s derivative instruments presented herein were treated as non-designated derivatives and the unrealized gain (loss) related to the mark-to-market valuation was included in the Company’s earnings.

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

Major Customers

The Company sold oil and natural gas production representing more than 10% of its oil and natural gas revenues as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Cokinos Natural Gas Company	11%	11%	10%	-
Houston Pipeline Co.	-	-	10%	13%
Crosstex Energy Services, Ltd.	10%	19%	11%	16%
DTE Energy Trading, Inc.	38%	-	36%	-
Energy Transfer Partners, L.P.	-	15%	-	10%

Earnings (Loss) Per Share

Supplemental earnings (loss) per share information is provided below:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In thousands, except
	per share amounts)
Net income (loss)	$(12,622)	$8,137	$(17,918)	$5,592

Average common shares outstanding
Weighted average common shares outstanding	30,296	25,702	29,548	25,680
Stock options and warrants	-	851	-	828
Diluted weighted average common shares outstanding	30,296	26,553	29,548	26,508

Earnings (loss) per common share
Basic	$(0.42)	$0.32	$(0.61)	$0.22
Diluted	$(0.42)	$0.31	$(0.61)	$0.21

Index

Basic earnings (loss) per common share is based on the weighted average number of shares of common stock outstanding during the periods.  Diluted earnings (loss) per common share is based on the weighted average number of common shares and all dilutive potential common shares issuable during the periods.  The Company had outstanding 446,447 stock options and 365,734 shares of restricted stock that were excluded in the calculation of dilutive shares for the three and six-month periods ended June 30, 2008 due to the net loss reported for these periods.    Shares of common stock subject to issuance pursuant to the conversion features of the 4.375% Convertible Senior Notes due 2028 did not have an effect on the calculation of dilutive shares for the three and six-month periods ended June 30, 2008.

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued FSP Accounting Principles Board (APB) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”  Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company expects a significant impact to its financial disclosures upon adoption of this FSP but has not yet determined the full impact.

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share.   The Company has deemed that its share-based payments are not participating securities as defined in this FSP and does not currently expect an impact to its consolidated financial statements and disclosures upon adoption.

2.	LONG-TERM DEBT

Long-term debt consisted of the following at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
	(In thousands)
Convertible Senior Notes	$373,750	$-
Second Lien Credit Facility	-	220,500
Senior Secured Revolving Credit Facility	16,000	34,000
Other	-	1

	389,750	254,501
Current maturities	-	(2,251)

	$389,750	$252,250

Convertible Senior Notes

In May 2008, the Company issued $373.8 million aggregate principal amount of 4.375% convertible senior notes due 2028 (“Convertible Senior Notes”).  Interest is payable on June 1 and December 1 each year, commencing December 1, 2008.  The notes will be convertible, using a net share settlement process, into a combination of cash and Carrizo common stock that entitles holders of the Convertible Senior Notes to receive cash up to the principal amount ($1,000 per note) and common stock in respect of the remainder, if any, of Carrizo’s conversion obligation in excess of such principal amount.  The notes are convertible into Carrizo’s common stock at a ratio of 9.9936 shares per $1,000 principal amount of notes, equivalent to a conversion price of approximately $100.06.  This conversion rate is subject to adjustment upon certain corporate events.  In addition, if certain fundamental changes occur on or before June 1, 2013, the Company will in some cases increase the conversion rate for a holder electing to convert notes in connection with such fundamental change; provided, that in no event will the total number of shares issuable upon conversion of a note exceed 14.7406 per principal amount of notes (subject to adjustment in the same manner as the conversion rate).  The maximum number of shares that could be issued upon exercise of all of the outstanding Senior Convertible Notes, assuming the issuance of the

Index

maximum number of shares issuable pursuant to the provision in the preceding sentence, but subject to adjustment for other corporate events, is 5,509,299.  Holders may convert the notes only under the following conditions: (a) during any calendar quarter if the last reported sale price of Carrizo common stock exceeds 130 percent of the conversion price for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar  quarter, (b) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of the notes is equal to or less than 97% of the conversion value of such notes, (c) during specified periods if specified distributions to holders of Carrizo common stock are made or specified corporate transactions occur, (d) prior to the close of business on the business day preceding the redemption date if the notes are called for redemption or (e) on or after March 31, 2028 and prior to the close of business on the business day prior to the maturity date of June 1, 2028.  The holders of the Convertible Senior Notes may require the Company to repurchase the notes on June 1, 2013, 2018 and 2023, or upon a fundamental corporate change at a repurchase price in cash equal to 100 percent of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any.  The Company may redeem notes at any time on or after June 1, 2013 at a redemption price equal to 100 percent of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any.

The Convertible Senior Notes are unsecured obligations of the Company and will rank equal to all future senior unsecured debt but rank second in priority to the Senior Secured Revolving Credit Facility.

Second Lien Credit Facility

On July 21, 2005, the Company entered into a Second Lien Credit Agreement with Credit Suisse, as administrative agent and collateral agent and the lenders party thereto (the “Second Lien Credit Facility”).  The Second Lien Credit Facility, as amended, provided for a term loan facility in an aggregate principal amount of $225.0 million.  In May 2008, the Company repaid in full the $219.9 million outstanding under the Second Lien Credit Facility and terminated the facility in connection with the issuance of its Convertible Senior Notes.

Senior Secured Revolving Credit Facility

On May 25, 2006, the Company entered into a Senior Secured Revolving Credit Facility (“Senior Credit Facility”) with JPMorgan Chase Bank, National Association, as administrative agent, that matures May 25, 2010.  The Senior Credit Facility provides for a revolving credit facility up to the lesser of the borrowing base and $200.0 million.    It is secured by substantially all of the Company’s assets and is guaranteed by all of the Company’s U.S. subsidiaries.

The borrowing base is determined by the lenders at least semi-annually on each May 1 and November 1.  The Company may request one unscheduled borrowing base determination subsequent to each scheduled determination and the lenders may request unscheduled determinations at any time.  At June 30, 2008, the borrowing base was $165.0 million and the Company had $16.0 million of borrowings outstanding under the Senior Credit Facility.

The annual interest rate on each base rate borrowing will be (a) the greatest of the agent’s Prime Rate, the Base CD Rate plus 1.0% and the Federal Funds Effective Rate plus 0.5%, plus (b) a margin between 0.25% and 1.75% (depending on the current level of borrowing base usage).  The interest rate on each Eurodollar loan will be the adjusted LIBOR Rate plus a margin between 1.5% to 3.0% (depending on the current level of borrowing base usage).  At June 30, 2008, the average interest rate for amounts outstanding under the Senior Credit Facility was 4.3%.

The Company is subject to certain covenants and customary events of default under the terms of the Senior Credit Facility.  See the Company’s 2007 Form 10-K for further discussion.

Index

3.	INVESTMENTS

Investments consisted of the following at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007
	(In thousands)
Pinnacle Gas Resources, Inc.	$8,720	$11,071
Oxane Materials, Inc.	2,018	-

	$10,738	$11,071

Pinnacle Gas Resources, Inc.

In 2003, the Company and its wholly-owned subsidiary CCBM, Inc. (“CCBM”) contributed their interests in certain natural gas and oil leases in Wyoming and Montana in areas prospective for coalbed methane to a newly formed entity, Pinnacle Gas Resources, Inc. (“Pinnacle”).

The Company classifies the Pinnacle investment as available-for-sale and adjusts the investment to fair value through Other Comprehensive Income.  At June 30, 2008, the Company reported the fair value of the stock at $8.7 million (based on the closing price of Pinnacle’s common stock on June 30, 2008).

In June 2007, the Company sold 41,894 shares of Pinnacle stock for net proceeds of $0.4 million and recognized a $0.3 million gain, which is included in other income and expenses, net on the Consolidated Statements of Operations.  As of June 30, 2008, the Company owned 2,422,238 shares of Pinnacle common stock.

On October 15, 2007, Pinnacle, Quest Resource Corporation (“Quest”), and Quest Merger Sub, Inc., a wholly owned subsidiary of Quest (“Merger Sub”), entered into an agreement and plan of merger whereby Merger Sub was to merge with and into Pinnacle. The merger agreement provided for Quest’s acquisition of all of the issued and outstanding shares of Pinnacle’s common stock including the shares owned by the Company.  During the second quarter of 2008, the merger agreement was terminated.

Oxane Materials, Inc.

In May 2008, the Company entered into a strategic alliance agreement with Oxane Materials, Inc. (“Oxane”) in connection with the development of a proppant product to be used in the Company’s exploration and production program.  The Company contributed approximately $2.0 million to Oxane in exchange for warrants to purchase Oxane common stock and for certain exclusive use and preferential purchase rights with respect to the proppant.  The Company simultaneously invested an additional $500,000 in a convertible promissory note from Oxane.  The convertible promissory note accrues interest at a rate of 6% per annum and will convert into preferred stock no later than December 2009.  The Company accounts for the investment using the cost method.

4.	INCOME TAXES

The Company provided deferred federal income taxes at the rate of 35% (which also approximates its statutory rate) that amounted to a tax benefit of $6.7 million and a tax expense of $4.5 million for the three-month periods ended June 30, 2008 and 2007, respectively, and a tax benefit of $9.4 million and a tax expense of $3.2 million for the six-month periods ended June 30, 2008 and 2007, respectively.

On January 1, 2007, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”).  FIN 48 prescribes a measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return.  Additionally, FIN 48 provides guidance regarding uncertain tax positions relating to derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company classifies interest and penalties associated with income taxes as interest expense.  At June 30, 2008, the Company had no material uncertain tax positions and the tax years 2003 through 2007 remained open to review by federal and various state tax jurisdictions.

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

6.	SHAREHOLDERS’ EQUITY

The following is a summary of changes in the Company’s common stock for the six-month periods ended June 30:

	2008	2007
	(In thousands)
Shares outstanding at January 1	28,009	25,981
Equity offering	2,588	-
Restricted stock issued, net of forfeitures	173	104
Employee stock options exercised	23	82
Common stock repurchased and retired for tax withholding obligation	(5)	(3)
Shares outstanding at June 30	30,788	26,164

In February 2008, the Company completed an underwritten public offering of 2,587,500 shares of its common stock at a price of $54.50 per share.  The number of shares sold was approximately 9.2% of the Company’s outstanding shares before the offering.  The Company received proceeds of approximately $135.2 million, net of expenses.

7.	DERIVATIVE INSTRUMENTS

The Company enters into swaps, options, collars and other derivative contracts to manage price risks associated with a portion of anticipated future oil and natural gas production.  The Company also used interest rate swap agreements to manage the Company’s exposure to interest rate fluctuations on the Second Lien Credit Facility that was terminated in May 2008.

The Company accounts for its oil and natural gas derivatives and interest rate swap agreements as non-designated hedges.  These derivatives are marked-to-market at each balance sheet date and the unrealized gains (losses) along with the realized gains (losses) associated with the cash settlements of derivative instruments are reported as Net gain (loss) on derivatives, in Other Income and Expenses in the Consolidated Statements of Operations.  For the three and six month periods ended June 30, 2008 and 2007, the Company recorded the following related to its derivatives:

Index

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
	(In millions)
Realized gains (losses):
Natural gas and oil derivatives	$(5.2)	$0.3	$(5.7)	$2.6
Interest rate swaps - Second Lien Debt Outstanding	(1.0)	0.1	(1.2)	0.2
Loss on interest rate swap settlement related to
Second Lien Credit Facility(1)	(3.3)	-	(3.3)	-
	(9.5)	0.4	(10.2)	2.8

Unrealized gains (losses):
Natural gas and oil derivatives	(43.7)	3.5	(70.6)	(4.5)
Interest rate swaps	5.0	0.2	2.8	0.1
	(38.7)	3.7	(67.8)	(4.4)

Net gain (loss) on derivatives	$(48.2)	$4.1	$(78.0)	$(1.6)

__________
(1)
In May 2008, the Company repaid its outstanding borrowings under the Second Lien Facility and terminated the facility.  In connection with the termination of the facility, the Company settled its interest rate swaps and realized a $3.3 million loss on the remaining positions covering the period from May 28, 2008 to December 31, 2008.

At June 30, 2008, the Company had the following outstanding derivative positions:

	Natural Gas		Natural Gas
	Swaps		Collars
		Average		Average	Average
Quarter	MMbtu	Fixed Price(1)	MMBtu	Floor Price(1)	Ceiling Price(1)
Third Quarter 2008	276,000	$7.94	3,036,000	$7.13	$8.82
Fourth Quarter 2008	276,000	7.94	3,036,000	7.13	8.82
First Quarter 2009	-	-	2,520,000	7.37	9.10
Second Quarter 2009	-	-	2,548,000	7.12	8.85
Third Quarter 2009	-	-	2,576,000	7.16	8.88
Fourth Quarter 2009	-	-	2,576,000	7.17	8.90
First Quarter 2010	-	-	1,620,000	7.92	9.63
Second Quarter 2010	-	-	1,638,000	7.18	8.89
Third Quarter 2010	-	-	1,656,000	7.35	9.06
Fourth Quarter 2010	-	-	1,656,000	7.45	9.16
First Quarter 2011	-	-	450,000	9.70	11.70
Second Quarter 2011	-	-	455,000	8.25	10.25
Third Quarter 2011	-	-	460,000	8.65	10.65
Fourth Quarter 2011	-	-	460,000	8.85	10.85
First Quarter 2012	-	-	455,000	9.55	11.55
Second Quarter 2012	-	-	455,000	8.35	10.35

Index

	Oil Collars
		Average	Average
Quarter	Bbls	Floor Price(2)	Ceiling Price (2)
Third Quarter 2008	18,400	$100.38	$113.75
Fourth Quarter 2008	18,400	100.85	114.23
First Quarter 2009	9,000	131.65	151.65
Second Quarter 2009	9,100	131.40	151.40
Third Quarter 2009	9,200	130.85	150.85
Fourth Quarter 2009	9,200	130.35	150.35

__________
(1)    Based on Houston Ship Channel and Waha spot prices.
(2)    Based on West Texas intermediate index prices.

During the first and second quarter of 2007, the Company entered into interest swap agreements covering amounts outstanding under the Second Lien Credit Facility.  These arrangements were designed to manage the Company’s exposure to interest rate fluctuations through December 31, 2008 by effectively exchanging existing obligations to pay interest based on floating rates with obligations to pay interest based on fixed LIBOR.  In connection with the Company’s repayment of borrowings under and termination of the Second Lien Credit Facility, following the issuance of the Convertible Senior Notes in May 2008, the remaining open derivative positions on interest rates were cash settled, resulting in a realized loss of $3.3 million on the remaining positions covering the period from May 28, 2008 to December 31, 2008.

The fair value of the outstanding derivatives at June 30, 2008 and December 31, 2007 was a net liability of $69.8 million and $2.0 million, respectively.

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

The Company elected to implement SFAS No. 157 with the one-year deferral permitted by FASB Staff Position No.  FAS 157-2, “Effective Date of FASB Statement No. 157,” issued February 2008, which defers the effective date of SFAS No. 157 for one year for certain nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Index

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Investment in Pinnacle Gas Resources, Inc.	$8,720	$-	$-	$8,720

Liabilities:
Oil and natural gas derivatives	-	(69,796)	-	(69,796)

Total	$8,720	$(69,796)	$-	$(61,076)

Oil and natural gas derivatives are valued by a third-party consultant using valuation models that are primarily industry-standard models that consider various inputs including: (a) quoted forward prices for commodities, (b) time value, (c) volatility factors and (d) current market and contractual prices for the underlying instruments, as well as other relevant economic measures.  Interest rate swaps are valued by a third-party consultant using modeling techniques that include market inputs such as interest rate yield curves.

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

General Overview

Our second quarter 2008 included revenues and volumes from oil and gas production of $64.7 million and 6.1 Bcfe, respectively.  The key drivers to our results for the three and six-month periods ended June 30, 2008 included the following:

Drilling program.  Our success is largely dependent on the results of our drilling program.  During the six months ended June 30, 2008, we drilled 41 gross wells (34.0 net wells) with an apparent success rate of 98% that was comprised of: (a) 31 of 31 gross wells (26.0 net wells) in the Barnett Shale area; (b) four of five gross wells (3.0 net wells) in the onshore Gulf Coast area (c) four of four gross wells (4.0 net wells) in the Camp Hill area and (d) one of one well (1.0 net) in other areas.  We also drilled ten gross service wells (10.0 net wells) in the Camp Hill area and one appraisal well (0.2 net) in the North Sea.

Production.  Our second quarter production of 6.1 Bcfe, or 67.1 MMcfe/d, increased 45% from the second quarter 2007 production of 4.2 Bcfe primarily due to new production from 34 wells in the Barnett Shale.  Production from the second quarter 2008 was approximately 0.2 Bcfe, or 3% lower than the first quarter production of 6.3 Bcfe, largely due to normal production declines, gathering line easement delays in the Barnett Shale and down time of two key Southeast Tarrant wells for two weeks as we brought a compressor station online in June 2008.  Production for the first half of 2008 was a record 12.4 Bcfe (68.3 MMcfe/d) or 67 percent higher than the 7.4 Bcfe (40.9 MMcfe/d) of production in the first half of 2007.

Commodity prices.  Natural gas prices were strong during the second quarter of 2008.  We realized $10.12 per Mcf for natural gas (excluding the impact of derivatives) during the second quarter 2008, 26% higher than the $8.06 per Mcf that we received in the first quarter of 2008 and 34% higher than the $7.54 per Mcf we received in the second quarter of 2007.

Capital funding.  In order to fund our growth, we have taken steps to enhance our liquidity.  In February 2008, we received approximately $135.2 million in net proceeds from an underwritten public offering of 2.59 million shares of our common stock.  The net proceeds were used in part to pay down the $85.0 million then outstanding under the Senior Credit Facility.  In May 2008, we received net proceeds of approximately $365.3 million from the issuance of the Senior Convertible Notes.  Part of the proceeds were used to repay $75.0 million of outstanding debt under the Senior Credit Facility and the $219.9 million outstanding under the Second Lien Credit Facility.  In June 2008, our borrowing base under the Senior Credit Facility was also increased to $165.0 million.

Outlook

Production growth and strong commodity prices are key to our future success and to continue our success:

•
In the last half of 2008 we currently plan to drill 37 gross wells (36.6 net) in the Barnett Shale area, ten gross wells (3.7 net) in the Gulf Coast area, 26 gross wells (26.0 net) in our Camp Hill field (which includes approximately seven service wells), one gross (0.2 net) U.K. North Sea appraisal well and 28 gross wells (14.2 net) in other areas.  The actual number of wells drilled will vary depending upon various factors, including the availability and cost of drilling rigs, land and industry partner issues, our cash flow, success of drilling programs, weather delays and other factors.  If we drill the number of wells we have budgeted for 2008, depreciation, depletion and amortization, oil and natural gas operating expenses and production are expected to increase over levels incurred in 2007.  Our ability to drill this number of wells is heavily dependent upon the timely access to oilfield services, particularly drilling rigs.

•
We plan to continue the development of the Barnett Shale.  During the second quarter of 2008, we added two Company operated rigs in the Barnett Shale, bringing our total operated rigs to six:  four in Southeast Tarrant County, one in Denton County and one in Parker County.  We currently have 39 gross wells awaiting completion or pipeline connections.  We expect to bring these wells online in the next six months.

Index

•
We plan to continue the development of other new drilling programs in the Marcellus Shale in the Northeastern United States, the U.K. North Sea, the Floyd Shale in Mississippi and the Fayetteville Shale in Arkansas.

•
We expect to continue to hedge production to decrease our exposure to reductions in natural gas and oil prices.  At June 30, 2008, we had hedged approximately 26,149,000 MMBtus of natural gas production through 2012 and 73,300 Bbls of oil production through 2009.

Results of Operations

Three Months Ended June 30, 2008,
Compared to the Three Months Ended June 30, 2007

Revenues from oil and natural gas production for the three months ended June 30, 2008 increased 97% to $64.8 million from $32.9 million for the same period in 2007.  Production volumes for natural gas for the three months ended June 30, 2008 increased 52% to 5.8 Bcf from 3.8 Bcf for the same period in 2007.  Average natural gas prices, excluding the impact of the loss from our cash settled derivatives of $4.8 million and gain of $0.3 million for the quarters ended June 30, 2008 and 2007, respectively, increased to $10.12 per Mcf in the second quarter of 2008 from $7.54 per Mcf in the same period in 2007.  Average oil prices for the quarter ended June 30, 2008 increased 91% to $122.95 from $64.25 per barrel in the same period in 2007.  The increase in natural gas production volume was due primarily to production from 34 new company-operated wells in the Barnett Shale partially offset by natural production declines.

The following table summarizes production volumes, average sales prices and operating revenues (excluding the impact of derivatives) for the three months ended June 30, 2008 and 2007:

			2008 Period
	Three Months Ended		Compared to 2007 Period
	June 30,		Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
Production volumes
Oil and condensate (MBbls)	48	63	(15)	(24)%
Natural gas (MMcf)	5,817	3,827	1,990	52%
Average sales prices
Oil and condensate (per Bbl)	$122.95	$64.25	$58.70	91%
Natural gas (per Mcf)	10.12	7.54	2.58	34%
Operating revenues (In thousands)
Oil and condensate	$5,843	$4,041	$1,802	45%
Natural gas	58,865	28,850	30,015	104%
Other	2,680	-	2,680	N/A

Total Operating Revenues	$67,388	$32,891	$34,497	105%

Oil and natural gas operating expenses for the three months ended June 30, 2008 increased 66% to $9.2 million from $5.6 million for the same period in 2007 primarily as a result of (a) higher lifting costs of $1.9 million primarily attributable to increased production and the increased number of producing wells, (b) increased transportation and other product costs of $1.2 million mainly attributable to the Barnett Shale area and (c) increased severance tax expense of $0.5 million associated with increased production.

Depreciation, depletion and amortization (DD&A) expense for the three months ended June 30, 2008 increased 28% to $13.9 million ($2.27 per Mcfe) from $10.8 million ($2.57 per Mcfe) for the same period in 2007.  This increase was primarily due to an increase in production volumes partially offset by a decrease in the DD&A rate attributable to lower overall finding costs of new reserves.

General and administrative expense for the three months ended June 30, 2008 increased by $1.3 million to $5.6 million from $4.3 million for the corresponding period in 2007 primarily as a result of increased stock-based compensation of $0.5 million due to increased issuance of stock awards and higher stock prices and increased legal and contractor fees of $0.3 million.

The net loss on derivatives of $48.2 million in the second quarter of 2008 was comprised of $9.5 million of realized loss on net cash settled derivatives and $38.7 million of net unrealized mark-to-market loss on derivatives.  The net gain on derivatives of $4.1 million

Index

in the second quarter of 2007 was comprised of $0.4 million of realized gain on net cash settled derivatives and $3.7 million of net unrealized mark-to-market gain on derivatives.

In May 2008, we repaid in full the outstanding balance on the Second Lien Credit Facility and terminated the facility.  As a result, we recorded a $5.7 million loss associated with the early extinguishment of debt consisting of a $4.6 million non-cash write-off of deferred loan costs and $1.1 million in penalties paid for early retirement.  In connection with the termination of the facility we settled the interest rate swaps and realized a $3.3 million loss, included in our net loss on derivatives.

Interest expense and capitalized interest for the three months ended June 30, 2008 were $4.9 million and $(3.6) million, respectively, as compared to $6.5 million and $(2.7) million for the same period in 2007.  The decline in net interest expense is attributable primarily to lower interest rates in 2008.

Six Months Ended June 30, 2008,
Compared to the Six Months Ended June 30, 2007

Revenues from oil and natural gas production for the six months ended June 30, 2008 increased by 113% to $118.3 million from $55.5 million for the same period in 2007.  Production volumes for natural gas for the six months ended June 30, 2008 increased to 11.8 Bcf from 6.7 Bcf for the same period in 2007.  Average natural gas prices, excluding the impact of the loss from our cash settled derivatives of $4.9 million and gain of $2.6 million for the six months ended June 30, 2008 and 2007, respectively, increased 26% to $9.07 per Mcf in the first half of 2008 from $7.21 per Mcf in the same period in 2007.  Average oil prices for the six months ended June 30, 2008 increased 80% to $108.79 from $60.33 per barrel in the same period in 2007.  The increase in natural gas production volume was due primarily to the addition of new Barnett Shale wells, the addition of the Baby Ruth and Doberman wells in the Gulf Coast during the first and second quarter of 2007, respectively, and the successful recompletion of the Galloway Gas Unit II well #1.

The following table summarizes production volumes, average sales prices and operating revenues (excluding the impact of derivatives) for the six months ended June 30, 2008 and 2007:

			2008 Period
	Six Months Ended		Compared to 2007 Period
	June 30,		Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
Production volumes
Oil and condensate (MBbls)	101	123	(22)	(18)%
Natural gas (MMcf)	11,831	6,672	5,159	77%
Average sales prices
Oil and condensate (per Bbl)	$108.79	$60.33	$48.46	80%
Natural gas (per Mcf)	9.07	7.21	1.86	26%
Operating revenues (In thousands)
Oil and condensate	$10,938	$7,424	$3,514	47%
Natural gas	107,330	48,079	59,251	123%
Other	2,680	-	2,680	N/A

Total Operating Revenues	$120,948	$55,503	$65,445	118%

Oil and natural gas operating expenses for the six months ended June 30, 2008 increased $7.3 million to $17.6 million from $10.3 million for the same period in 2007 primarily as a result of (a) higher lifting costs of $3.5 million primarily attributable to increased production and the increased number of producing wells, (b) increased severance taxes of $1.0 million and (c) increased transportation and other product costs of $2.7 million.

DD&A expense for the six months ended June 30, 2008 increased 48% to $28.0 million ($2.25 per Mcfe) from $18.8 million ($2.54 per Mcfe) for the same period in 2007.  This increase was primarily due to an increase in production volumes, partially offset by a decrease in the DD&A rate attributable to the increase in the reserve base.

General and administrative expense for the six months ended June 30, 2008 increased by $2.9 million to $12.1 million from $9.2 million for the corresponding period in 2007 due primarily to (a) increased salary and related employee costs of $0.7 million, (b)

Index

increased stock based compensation of $1.0 million due to increased issuance of stock awards and higher stock prices and (c) increased legal, professional and contractor fees of $0.6 million.

The net loss on derivatives of $78.0 million in the first half of 2008 was comprised of $10.2 million of realized loss on net cash settled derivatives and $67.8 million of net unrealized mark-to-market loss on derivatives primarily as a result of the increase in oil and natural gas prices during 2008.  The net loss on derivatives of $1.6 million in the first half of 2007 was comprised of $2.8 million of realized gain on net cash settled derivatives and offset by $4.4 million of net unrealized mark-to-market loss on derivatives.

In May 2008, we repaid our outstanding borrowings under the Second Lien Facility and terminated the facility.  As a result, we recorded a $5.7 million loss associated with the early extinguishment of debt consisting of $4.6 million non-cash write-off of deferred loan costs and $1.1 million in penalties paid for early retirement.  In connection with the termination, we settled the interest rate swaps and realized a $3.3 million loss, included in our net loss on derivatives.

Interest expense and capitalized interest for the six months ended June 30, 2008 were $11.4 million and $(7.3) million, respectively, as compared to $12.7 million and $(5.4) million for the same period in 2007.  The decline in net interest expense is primarily attributable to lower interest rates in 2008.

Liquidity and Capital Resources

Sources and Uses of Cash.  During the six months ended June 30, 2008, capital expenditures, net of proceeds from property sales, exceeded our net cash provided by operations.  During 2008, we funded our capital expenditures with cash generated from operations, proceeds from the issuance of our common stock and Senior Convertible Notes, and net additional borrowings under our Senior Revolving Credit Facility.  Potential primary sources of future liquidity include the following:

•
Cash on hand and cash generated by operations.  Cash flows from operations are highly dependent on commodity prices and market conditions for oil and gas field services.  We hedge a portion of our production to reduce the downside risk of declining natural gas and oil prices.

•
Available borrowings under the Senior Credit Facility.  In June 2008, the borrowing base availability under the Senior Credit Facility increased to $165.0 million.  At August 6, 2008, $106 million was available for borrowing under the Senior Credit Facility.  The next borrowing base redetermination is currently scheduled for November 2008 at which time we currently expect our borrowing base to increase by an as yet undetermined amount.

•
Other debt and equity offerings.  In February 2008, we received $135.2 million of net proceeds from an underwritten public offering of 2,587,500 shares of our common stock priced at $54.50 per share.  In May 2008, we received $365.3 million of net proceeds from the issuance of the Senior Convertible Notes.  As situations or conditions arise, we may issue debt, equity or other instruments to supplement our cash flows.

•	Asset sales. In order to fund our drilling program, we may consider the sale of certain properties or assets no longer deemed core to our future growth.

•	Project financing in certain limited circumstances.

Our primary use of cash is capital expenditures related to land acquisition and our drilling program.  We have budgeted approximately $275 million for our 2008 drilling program and $215 million for lease and seismic acquisitions.  For the six months ended June 30, 2008, we have incurred approximately $315.5 million in capital expenditures.

Overview of Cash Flow Activities.  Cash flows provided by operating activities were $69.0 million and $34.6 million for the six months ended June 30, 2008 and 2007, respectively.  The increase was primarily due to increased production and higher oil and natural gas commodity prices.

Cash flows used in investing activities were $326.6 million and $95.2 million for the six months ended June 30, 2008 and 2007, respectively, and related primarily to oil and gas property expenditures.  During the first half of 2008, we invested approximately $316 million in oil and gas properties, including $190 million related to leasehold acquisitions primarily in the Barnett and Marcellus shales and $115 million related to drilling activities.

Index

Net cash provided by financing activities for the six months ended June 30, 2008 was $261.6 million and related primarily to net proceeds of $135.2 million from the issuance of common stock in February 2008, net proceeds of $365.3 million from the issuance of Senior Convertible Notes and $142.0 million in additional borrowings under the Senior Credit Facility.  These cash proceeds were partially offset by the payoff and termination of the Second Lien Credit Facility and partial paydown of the Senior Credit Facility.  Net cash provided by financing activities for the six months ended June 30, 2007 was $62.7 million and related primarily to the additional borrowings of $107.0 million under the Second Lien Credit Facility in January 2007 and borrowings under the Senior Credit Facility, partially offset by $42.1 million of debt repayments.

Liquidity/Cash Flow Outlook.  We currently believe that cash generated from operations along with cash on hand and the cash available under the Senior Revolving Credit Facility is sufficient to fund our immediate needs, but we may need to seek other financing alternatives to fully fund our currently planned 2008 capital expenditures budget, especially if there are additional capital needs in connection with our Marcellus Shale or U.K. North Sea operations or new opportunities in other resource plays.

We may not be able to obtain financing needed in the future on terms that would be acceptable to us.  If we cannot obtain adequate financing, we may be required to limit or defer our planned oil and natural gas exploration and development program, thereby adversely affecting the recoverability and ultimate value of our oil and natural gas properties.

Contractual Obligations

During the first quarter of 2008, we entered into a firm drilling agreement for one rig over a three-year term.  The estimated obligation is approximately $8.4 million per year through 2010.

During the second quarter 2008, we entered into two additional drilling rig agreements, (a) a three-year contract with an estimated obligation of $8.5 million per year and (b) a one-year contract with an estimated obligation of $7 million.

Financing Arrangements

Convertible Senior Notes

In May 2008, the Company issued $373.8 million aggregate principal amount of 4.375% convertible senior notes due 2028 (“Convertible Senior Notes”).  Interest is payable on June 1 and December 1 each year, commencing December 1, 2008.  The notes will be convertible, using a net share settlement process, into a combination of cash and Carrizo common stock that entitles holders of the Convertible Senior Notes to receive cash up to the principal amount ($1,000 per note) and common stock in respect of the remainder, if any, of Carrizo’s conversion obligation in excess of such principal amount.  The notes are convertible into Carrizo’s common stock at a ratio of 9.9936 shares per $1,000 principal amount of notes, equivalent to a conversion price of approximately $100.06.  This conversion rate is subject to adjustment upon certain corporate events.  In addition, if certain fundamental changes occur on or before June 1, 2013, the Company will in some cases increase the conversion rate for a holder electing to convert notes in connection with such fundamental change; provided, that in no event will the total number of shares issuable upon conversion of a note exceed 14.7406 per principal amount of notes (subject to adjustment in the same manner as the conversion rate).  The maximum number of shares that could be issued upon exercise of all of the outstanding Senior Convertible Notes, assuming the issuance of the maximum number of shares issuable pursuant to the provision in the preceding sentence, but subject to adjustment for other corporate events, is 5,509,299.  Holders may convert the notes only under the following conditions: (a) during any calendar quarter if the last reported sale price of Carrizo common stock exceeds 130 percent of the conversion price for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar  quarter, (b) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of the notes is equal to or less than 97% of the conversion value of such notes, (c) during specified periods if specified distributions to holders of Carrizo common stock are made or specified corporate transactions occur, (d) prior to the close of business on the business day preceding the redemption date if the notes are called for redemption or (e) on or after March 31, 2028 and prior to the close of business on the business day prior to the maturity date of June 1, 2028.  The holders of the Convertible Senior Notes may require the Company to repurchase the notes on June 1, 2013, 2018 and 2023, or upon a fundamental corporate change at a repurchase price in cash equal to 100 percent of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any.  The Company may redeem notes at any time on or after June 1, 2013 at a redemption price equal to 100 percent of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any.

The Convertible Senior Notes are unsecured obligations of the Company and will rank equal to all future senior unsecured debt but rank second in priority to the Senior Secured Revolving Credit Facility.

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

In May 2008, the FASB issued FSP Accounting Principles Board (APB) 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement).”  This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.”  Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008.  We currently expect a significant impact to our financial disclosures upon adoption of this FSP but the full impact has not yet been determined.

In June 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share.   We have deemed that our share-based payments are not participating securities as defined in this FSP and do not currently expect an impact to our consolidated financial statements and disclosures upon adoption.

Critical Accounting Policies

The following summarizes our critical accounting policies:

Oil and Natural Gas Properties

We account for investments in natural gas and oil properties using the full-cost method of accounting.  All costs directly associated with the acquisition, exploration and development of natural gas and oil properties are capitalized.  These costs include lease acquisitions, seismic surveys, and drilling and completion equipment.  We proportionally consolidate our interests in natural gas and oil properties.  We capitalized compensation costs for employees working directly on exploration activities of $3.4 million and $2.3 million for the six months ended June 30, 2008 and 2007, respectively.  We expense maintenance and repairs as they are incurred.

We amortize natural gas and oil properties based on the unit-of-production method using estimates of proved reserve quantities.  We do not amortize investments in unproved properties until proved reserves associated with the projects can be determined or until these investments are impaired.  We periodically evaluate, on a property-by-property basis, unevaluated properties for impairment.  If the

Index

results of an assessment indicate that the properties are impaired, we add the amount of impairment to the proved natural gas and oil property costs to be amortized.  The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values.  The depletion rate per Mcfe for the three months ended June 30, 2008 and 2007 was $2.14 and $2.54, respectively.

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

In connection with our June 30, 2008 Full Cost Ceiling test computation, a price sensitivity study also indicated that a 10% increase or decrease in commodity prices at June 30, 2008 would have increased or decreased the Full Cost Ceiling test cushion by approximately $138 million.  The aforementioned price sensitivity is as of June 30, 2008 and, accordingly, does not include any potential changes in reserve values due to subsequent performance or events, such as commodity prices, reserve revisions and drilling results.

The Full Cost Ceiling cushion at the end of June 30, 2008 of approximately $783 million was based upon average realized oil, natural gas liquids and natural gas prices of $135.78 per Bbl, $79.12 per Bbl and $11.52 per Mcf, respectively, or a volume weighted average price of $80.11 per BOE.  This cushion, however, would have been zero on such date at an estimated volume weighted average price of $34.86 per BOE.  A BOE means one barrel of oil equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids, which approximates the relative energy content of oil, condensate and natural gas liquids as compared to natural gas.  Prices have historically been higher or substantially higher, more often for oil than natural gas on an energy equivalent basis, although there have been periods in which they have been lower or substantially lower.

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

We have a significant amount of proved undeveloped reserves.  We had 185.8 Bcfe of proved undeveloped reserves at December 31, 2007, representing 53% of our total proved reserves.  As of December 31, 2007, a portion of these proved undeveloped reserves, or approximately 38.1 Bcfe, are attributable to our Camp Hill properties that we acquired in 1994.  The estimated future development costs to develop our proved undeveloped reserves on our Camp Hill properties are relatively low, on a per Mcfe basis, when compared to the estimated future development costs to develop our proved undeveloped reserves on our other oil and natural gas properties.  Furthermore, the average depletable life (the estimated time that it will take to produce all recoverable reserves) of our Camp Hill properties is considerably longer, or approximately 15 years, when compared to the depletable life of our remaining oil and natural gas properties of approximately 10 years.  Accordingly, the combination of a relatively low ratio of future development costs and a relatively long depletable life on our Camp Hill properties has resulted in a relatively low overall historical depletion rate and DD&A expense.  This has resulted in a capitalized cost basis associated with producing properties being depleted over a longer period than the associated production and revenue stream, causing the build-up of nondepleted capitalized costs associated with properties that have been completely depleted.  This combination of factors, in turn, has had a favorable impact on our earnings, which have been higher than they would have been had the Camp Hill properties not resulted in a relatively low overall depletion rate and DD&A expense and longer depletion period.  As a hypothetical illustration of this impact, the removal of our Camp Hill proved undeveloped reserves starting January 1, 2002 would have reduced our earnings by (a) an estimated $11.2 million in 2002 (comprised of after-tax charges for a $7.1 million full cost ceiling impairment and a $4.1 million depletion expense increase), (b) an estimated $5.9 million in 2003 (due to higher depletion expense), (c) an estimated $3.4 million in 2004 (due to higher depletion expense), (d) an estimated $6.9 million in 2005 (due to higher depletion expense), (e) an estimated $0.7 million in 2006 (due to higher depletion expense) and (f) an estimated $2.0 million in 2007 (due to higher depletion expense).

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

The following table includes oil and natural gas positions settled during the three and six-month periods ended June 30, 2008 and 2007, and the unrealized gain/(loss) associated with the outstanding oil and natural gas derivatives at June 30, 2008 and 2007.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Oil positions settled (Bbls)	9,100	-	27,300	-
Natural gas positions settled (MMBtu)	3,458,000	1,547,000	7,590,000	3,434,000
Realized gain/(loss) ($ millions) (1)	$(5.2)	$0.3	$(5.7)	$2.6
Unrealized gain/(loss) ($ millions) (1)	$(43.7)	$3.5	$(70.6)	$(4.5)

__________
(1) Included in net gain (loss) on derivatives in the Consolidated Statements of Operations.

At June 30, 2008, we had the following outstanding natural gas derivative positions:

	Natural Gas		Natural Gas
	Swaps		Collars
		Average		Average	Average
Quarter	MMbtu	Fixed Price(1)	MMBtu	Floor Price(1)	Ceiling Price(1)
Third Quarter 2008	276,000	$7.94	3,036,000	$7.13	$8.82
Fourth Quarter 2008	276,000	7.94	3,036,000	7.13	8.82
First Quarter 2009	-	-	2,520,000	7.37	9.10
Second Quarter 2009	-	-	2,548,000	7.12	8.85
Third Quarter 2009	-	-	2,576,000	7.16	8.88
Fourth Quarter 2009	-	-	2,576,000	7.17	8.90
First Quarter 2010	-	-	1,620,000	7.92	9.63
Second Quarter 2010	-	-	1,638,000	7.18	8.89
Third Quarter 2010	-	-	1,656,000	7.35	9.06
Fourth Quarter 2010	-	-	1,656,000	7.45	9.16
First Quarter 2011	-	-	450,000	9.70	11.70
Second Quarter 2011	-	-	455,000	8.25	10.25
Third Quarter 2011	-	-	460,000	8.65	10.65
Fourth Quarter 2011	-	-	460,000	8.85	10.85
First Quarter 2012	-	-	455,000	9.55	11.55
Second Quarter 2012	-	-	455,000	8.35	10.35

Index

	Oil Collars
		Average	Average
Quarter	Bbls	Floor Price(2)	Ceiling Price (2)
Third Quarter 2008	18,400	$100.38	$113.75
Fourth Quarter 2008	18,400	100.85	114.23
First Quarter 2009	9,000	131.65	151.65
Second Quarter 2009	9,100	131.40	151.40
Third Quarter 2009	9,200	130.85	150.85
Fourth Quarter 2009	9,200	130.35	150.35

__________
(1)	Based on Houston Ship Channel and Waha spot prices.
(2)	Based on West Texas intermediate index prices.

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

Our natural gas derivative transactions are generally settled based upon the average of the reporting settlement prices on the Houston Ship Channel and Waha indices for the last three trading days of a particular contract month.  Our oil derivative transactions are generally settled based on the average reporting settlement prices on the West Texas Intermediate index for each trading day of a particular calendar month.  For the second quarter of 2008, a 10% change in the price per Mcf of natural gas sold would have changed revenue by $5.9 million.  A 10% change in the price per barrel of oil would have changed revenue by $0.6 million for the second quarter of 2008.

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

Index

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  They concluded that the controls and procedures were effective as of June 30, 2008 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls.  There was no change in our internal control over financial reporting during the quarter ended June 30, 2008, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2 - Unregistered Sales of Equity Securities and Use of Proceeds

The following table presents information regarding the Company’s purchases of its common stock on a monthly basis during the second quarter of 2008:

			(c) Total Number of	(d) Maximum Number
			Shares Purchased as	(or Appropriate Dollar
	(a) Total Number		Part of Publicly	Value) of Shares that May
	of Shares	(b) Average Price	Announced Plans or	Yet Be Purchased Under
Period	Purchased(1)	Paid Per Share	Programs	the Plan or Programs
April 2008	272	$64.81	-	-
May 2008	4,120	66.47	-	-
June 2008	-	-	-	-

Total	4,392	$66.37	-	-

__________

(1)  The 4,392 shares related to the surrender of shares of common stock to satisfy tax withholding obligations in connection with the vesting of restricted stock issued to employees under our long-term incentive plan.

Item 3 - Defaults Upon Senior Securities

None.

Item 4 - Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Carrizo Oil & Gas, Inc., held on June 24, 2008, there were represented by person or by proxy 28,343,711 shares out of 30,635,833 entitled to vote as of the record date, constituting a quorum.

The matters submitted to a vote of shareholders were:

(a) the reelection of  Mr. S.P. Johnson, IV; Mr. Steven A. Webster; Mr. Thomas L. Carter, Jr.; Mr. Paul B. Loyd, Jr.; Mr. F. Gardner Parker; Mr. Roger A. Ramsey and Mr. Frank A. Wojtek as directors;

(b) the approval of the amendment of the amended and restated articles of incorporation to increase the number of authorized shares of common stock from 40,000,000 to 90,000,000; and

(c) the approval of the appointment of Pannell Kerr Forster of Texas, P.C. as the Company’s Independent Registered Public Accounting Firm for the fiscal year ending December 31, 2008.

Index

With respect to the election of directors, the following number of votes were cast for the nominees:  27,477,477 for Mr. Johnson and 866,234 withheld; 15,289,557 for Mr. Webster and 13,054,154 withheld; 23,854,360 for Mr. Carter and 4,489,351 withheld; 23,655,600 for Mr. Loyd and 4,688,111 withheld; 23,704,038 for Mr. Parker and 4,639,673 withheld; 24,668,530 for Mr. Ramsey and 3,675,181 withheld; and 27,389,310 for Mr. Wojtek and 954,401 withheld.  There were no abstentions in the election of directors.

With respect to the approval of the amendment of the amended and restated articles of incorporation to increase the number of authorized shares of common stock from 40,000,000 to 90,000,000, there were 22,362,785 votes cast for the increase, 5,961,674 votes were cast against, and 19,246 votes abstained.

With respect to the approval of the appointment of Pannell Kerr Forster of Texas, P.C. as the Company’s Independent Registered Public Accounting Firm, 27,991,805 votes were cast for the appointment, 343,522 votes were cast against, and 8,384 votes abstained.

Item 5 - Other Information

None.

Item 6 - Exhibits

Exhibits required by Item 601 of Regulation S-K are as follows:

Exhibit Number		Description
†3.1	—
Articles of Amendment to the Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 25, 2008).

†4.1	—
Indenture among Carrizo Oil & Gas, Inc., the subsidiaries named therein and Wells Fargo Bank, National Association, as trustee, dated May 28, 2008 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 28, 2008).

†4.2	—
First Supplemental Indenture dated May 28, 2008 between Carrizo Oil & Gas, Inc. and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on May 28, 2008).

†10.1	—
Fourth Amendment to Credit Agreement, dated as of May 20, 2008, by and among Carrizo Oil & Gas, Inc. and certain subsidiaries thereof, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2008).

†10.2	—
Termination and Release Agreement dated May 28, 2008 among Carrizo Oil & Gas, Inc., as Borrower, the Guarantors party thereto, Credit Suisse, as Administrative Agent and Collateral Agent, and the other Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 3, 2008).

†10.3	—
Fifth Amendment dated June 11, 2008 to Credit Agreement dated as of May 25, 2006 among Carrizo Oil & Gas, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 11, 2008).

†10.4	—
Sixth Amendment dated July 7, 2008 to Credit Agreement dated as of May 25, 2006 among Carrizo Oil & Gas, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent and the Lenders party thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 11, 2008).

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

Carrizo Oil & Gas, Inc.
(Registrant)

Date: August 8, 2008	By: /s/S. P. Johnson, IV
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2008	By: /s/Paul F. Boling
Chief Financial Officer
(Principal Financial and Accounting Officer)