Form 10-K/A
period 2008-12-31
CARRIZO OIL & GAS INC
filed 2009-08-17
CIK 1040593

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
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

EXPLANATORY NOTE

We hereby amend and restate in their entirety the following items of our Annual Report on Form 10-K for the year ended December 31, 2008 as originally filed with the Securities and Exchange Commission on March 13, 2009: (i) Item 1A of Part I “Risk Factors,” (ii) Item 6 of Part II, “Selected Financial Data,” (iii)  Item 7 of Part II, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”(iv) Item 8 of Part II, “Financial Statements and Supplementary Data,” (v) Item 9A of Part II, “Controls and Procedures,” and (vi) Item 15 of Part IV, “Exhibits and Financial Statement Schedules.”  We have also updated the signature page and the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2.  No other sections were affected.

Upon further review of our December 31, 2008 ceiling test impairment, we determined that there were errors in our impairment calculation, including (1) failure to properly consider certain deferred tax amounts and (2) the incorrect classifications of cost between unevaluated costs and the full cost pool.  As a result, we are restating in this Form 10-K/A our consolidated financial information for the year ended December 31, 2008.  The effect of this adjustment is an increase in the ceiling test impairment of $39.9 million, an increase in the net loss of $25.9 million, and a reduction in the property and equipment balance of $39.9 million.

In addition, we have adjusted our financial statement and disclosures to reflect the retrospective adoption of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” (“APB 14-1”) and FSP Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (“EITF 03-6-1”).

APB 14-1 requires issuers to account separately for the liability and equity components of certain convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate when interest cost is recognized.  The adoption of APB 14-1 affects the accounting for our 4.375% Senior Convertible Notes due 2028 (“the “Senior Convertible Note”) and the retrospective application of the new accounting guidelines will impact the full year 2008 and the second, third and fourth quarters of 2008.  As a result of the retrospective application of APB 14-1, we have decreased the carrying value of the Senior Convertible Notes to $316.5 million, increased our equity by $40.2 million to record the conversion premium at December 31, 2008 and increased our net loss by $1.2 million for the year ended December 31, 2008.

EITF 03-6-1 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share.  EITF 03-6-1 requires retroactive application for all periods presented.  We determined that our restricted shares of common stock are participating securities as defined in EITF 03-6-1 and applied EITF 03-6-1 retroactively to all periods presented.

Please read Note 2 of the Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K/A for more information related to the restatement and retrospective application of APB 14-1 and EITF 03-6-1.

No attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original Form 10-K to reflect events occurring after the original filing date, except as required to reflect the effects of the restatement and retrospective application of APB 14-1 and EITF 03-6-1.

PART IV	30
Item 15. Exhibits and Financial Statement Schedules	30

Index

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

Index

PART I

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

Index

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

Even if drilled, our completed wells may not produce reserves of natural gas or oil that are economically viable or that meet our earlier estimates of economically recoverable reserves. Our overall drilling success rate or our drilling success rate for activity within a particular project area may decline. Unsuccessful drilling activities could result in a significant decline in our production and revenues and materially harm our operations and financial condition by reducing our available cash and resources. Because of the risks and uncertainties of our business, our future performance in exploration and drilling may not be comparable to our historical performance described in this Annual Report on Form 10-K/A.

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

Index

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

We use the full-cost method of accounting for investments in natural gas and oil properties. Accordingly, we capitalize all the direct costs of acquiring, exploring for and developing natural gas and oil properties. Under the full-cost accounting rules, the net capitalized cost of natural gas and oil properties may not exceed a “ceiling limit” that is based on the present value of estimated future net revenues from proved reserves, discounted at 10%, plus the lower of the cost or the fair market value of unproved properties. If net capitalized costs of natural gas and oil properties exceed the ceiling limit, we must charge the amount of the excess to operations through depreciation, depletion and amortization expense. This charge is called a “ceiling limitation write-down.” This charge does not impact cash flow from operating activities but does reduce our shareholders’ equity. The risk that we will be required to write down the carrying value of our natural gas and oil properties increases when natural gas and oil prices are low or volatile. In addition, write-downs would occur if we were to experience sufficient downward adjustments to our estimated proved reserves or the present value of estimated future net revenues, as further discussed in “Item 1A. Risk Factors—Our reserve data and estimated discounted future net cash flows are estimates based on assumptions that may be inaccurate and are based on existing economic and operating conditions that may change in the future.” Once incurred, a write-down of natural gas and oil properties is not reversible at a later date. We recorded a ceiling test limitation write-down at the end of 2008, and we subsequently increased the amount of that write-down, as reflected in this Form 10-K/A.  We could incur additional write-downs in the future, particularly as a result of a continuation in the decline of natural gas and oil prices. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Policies” for additional information on these matters.

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

Index

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

PART II

Item 6. Selected Financial Data

Our financial information set forth below for each of the five years in the period ended December 31, 2008, has been derived from our audited consolidated financial statements. The information should be read in conjunction with such section and our consolidated financial statements and related notes included in “Item 8. Financial Statements and Supplementary Data.”

As further discussed in Note 2 to our consolidated financial statements, our consolidated financial statements for each period presented in the table below have been adjusted for the restatement of the 2008 ceiling test impairment and the retrospective application of Financial Accounting Standards Board Staff Positions No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (including Partial Cash Settlement) and Emerging Issues Task Force No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.”

Index

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Statements of Operations Data:
Oil and natural gas revenues	$216,677	$125,789	$82,945	$78,155	$52,397
Costs and expenses:
Oil and natural gas operating expenses	37,885	24,662	16,428	10,437	8,392
Impairment of oil and natural gas properties	178,470	-	-	-	-
Depreciation, depletion and amortization	58,311	41,899	31,129	21,374	15,464
Third party gas purchase	6,570	-	-	-	-
General and administrative	23,425	18,912	14,909	11,243	8,255
Accretion expense related to asset retirement	154	374	496	70	23
Total costs and expenses	304,815	85,847	62,962	43,124	32,134
Operating income (loss)	(88,138)	39,942	19,983	35,031	20,263
Gain (loss) on derivatives	37,499	(1,366)	16,457	(5,882)	(625)
Loss on extinguishment of debt	(5,689)	-	(294)	(3,721)	-
Equity in net income/(loss) of Pinnacle Gas Resources, Inc.	-	-	35	(2,542)	(1,399)
Interest (expense) income, net of amounts capitalized and
interest income	(9,461)	(13,994)	(8,127)	(4,295)	(622)
Other income and expenses, net	17	130	427	(457)	506
Income (loss) before income taxes	(65,772)	24,712	28,481	18,134	18,123
Income tax expense (benefit)	(20,725)	9,243	10,233	7,500	7,009
Income (loss) before cumulative effect of change in
accounting principle	(45,047)	15,469	18,248	10,634	11,114
Dividends and accretion of discount on preferred stock	-	-	-	-	350
Net income (loss) available to common shareholders	$(45,047)	$15,469	$18,248	$10,634	$10,764
Basic earnings (loss) per common share	$(1.49)	$0.58	$0.73	$0.45	$0.54
Diluted earnings (loss) per common share	$(1.49)	$0.57	$0.71	$0.44	$0.49
Basic weighted average shares outstanding	30,326	26,641	25,081	23,539	19,958
Diluted weighted average shares outstanding	30,326	27,120	25,565	24,361	21,818
Statements of Cash Flow Data:
Net cash provided by operating activities	$148,754	$95,231	$65,437	$38,839	$32,501
Net cash used in investing activities	(555,345)	(227,724)	(161,576)	(111,417)	(80,294)
Net cash provided by (used in) financing activities	403,749	135,111	72,822	95,635	50,139
Other Operating Data:
Capital expenditures	$571,291	$247,003	$201,773	$135,156	$83,891
Debt repayments(1)	498,239	108,258	40,536	101,021	13,737
Balance Sheet Data:
Working capital (deficit)	$(57,602)	$(50,053)	$(17,014)	$10,307	$(8,937)
Property and equipment, net	986,629	646,810	445,447	314,074	205,482
Total assets	1,071,702	709,670	494,795	383,101	234,345
Long-term debt, including current maturities	475,961	254,501	188,758	149,294	62,974
Total equity	440,085	310,721	212,274	155,385	121,060

____________
(1)	Debt repayments include amounts refinanced.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

As further discussed in Note 2 to our consolidated financial statements, our consolidated financial statements for each period presented, as well as the financial information in the following discussion, have been adjusted for restatement of the 2008 ceiling test impairment and the retrospective application of Financial Accounting Standards Board (“FASB”) Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”), and FSP Emerging Issues Task Force 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment

Index

Transactions are Participating Securities” (“EITF 03-6-1”).  The financial information contained in the discussion below reflects only the adjustments described in Note 2 to our consolidated financial statements and does not reflect events occurring after March 13, 2009, the date of the original filing of our 2008 Annual Report on Form 10-K, or modify or update those disclosures that may have been affected by subsequent events.  You should read this discussion together with the consolidated financial statements.

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

Index

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

The following table summarizes production volumes, average sales prices and operating revenues for our oil and natural gas operations for the years ended December 31, 2008 and 2007:

			2008 Period
			Compared to 2007 Period
	December 31,		Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
Production volumes-
Oil and condensate (Mbbls)	186	241	(55)	(23)%
Natural gas (MMcf)(1)	24,513	16,042	8,471	53%
Average sales prices-
Oil and condensate (per Bbl)	$99.74	$71.42	$28.32	40%
Natural gas (per Mcf)	7.80	6.77	1.03	15%
Operating revenues (In thousands) -
Oil and condensate	$18,598	$17,197	$1,401	8%
Natural gas	191,231	108,592	82,639	76%
Other	6,848	-	6,848	100%
Total	$216,677	$125,789	$90,888	72%

____________
(1)	Includes 2,467.6 and 1,316.3 MMcfe of natural gas liquids in 2008 and 2007, respectively.

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

The significant decline in oil and natural gas prices, indicated by average prices of $4.99 per Mcf for natural gas and $40.12 per Bbl for oil on December 31, 2008, caused the discounted present value (discounted at ten percent) of future net cash flows from proved oil and gas reserves to fall below the net book basis in the proved oil and gas properties. This resulted in a non-cash ceiling test write-down at the end of the fourth quarter of 2008 of $178.5 million ($116.0 million after tax).

Index

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

Interest expense and capitalized interest in 2008 were $30.3 million and $20.5 million, respectively, as compared to $26.4 million and $11.7 million in 2007. These increases were largely attributable to approximately $6.9 million in non-cash interest expense associated with the amortization of the debt discount on the Senior Convertible Notes as prescribed by FSP No. APB 14-1 and by increased debt outstanding during 2008.  These increases were partially offset by the pay off of the higher cost Second Lien Credit Facility with the proceeds from the issuance of the Convertible Notes, which bore interest at a lower rate, and due to higher capitalized interest as a result of increased unproved leasehold costs in 2008.

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

____________
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

Index

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

Index

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

Index

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

Contractual Obligations

The following table sets forth estimates of our contractual obligations as of December 31, 2008:

	Payments Due by Year
	(In thousands)
						2013 and
	Total	2009	2010	2011	2012	Thereafter
Long-term Debt	$533,230	$173	$148	$159	$159,000	$373,750
Operating Leases	3,212	1,008	1,102	1,102	-	-
Drilling Contracts	58,937	25,294	25,295	8,348	-	-
Pipeline Volume Commitment(1)	46,976	6,273	7,144	6,479	5,857	21,223
Total Contractual Cash Obligations	$642,355	$32,748	$33,689	$16,088	$164,857	$394,973

____________
(1)	Includes a seven firm year transportation agreement for 80,000 MMBtus/d with an estimated starting date in October 2009.

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

Index

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

        As prescribed by APB 14-1, on the date of issuance we valued the Convertible Senior Notes as $309.6 million of debt and $64.2 million of equity, representing the fair value of the conversion premium.  The resulting debt discount will be amortized to interest expense through June 1, 2013, the first date on which the holders may require the Company to repurchase the Convertible Senior Notes, resulting in an effective interest rate of approximately 8% for the Convertible Senior Notes.

Index

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

We adopted FSP APB 14-1 effective January 1, 2009.  This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The FSP requires retrospective application.  We valued the 4.375% Senior Convertible Notes due 2028 as $309.6 million of debt and $64.2 million of equity, representing the fair value of the conversion premium on the date of issuance, and recognized an additional $1.8 million in interest expense (net of $4.9 million of capitalized interest) during 2008, resulting in an effective interest rate of approximately 8% for 2008.

We adopted EITF 03-6-1 effective January 1, 2009.  This FSP provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share. We determined that our shares of restricted stock qualified as participating securities and included these shares in both the basic and diluted earnings per share for all periods presented.

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

We amortize natural gas and oil properties based on the unit-of-production method using estimates of proved reserve quantities. Costs not subject to amortization include costs of unevaluated leaseholds, seismic costs associated with specific unevaluated properties and exploratory wells in progress.  These costs are periodically evaluated, on a property-by-property basis, for impairment. If the results of an assessment indicate that the properties are impaired, we add the amount of impairment to the proved natural gas and oil property costs to be amortized. The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rate per Mcfe for 2008, 2007 and 2006 was $2.23, $2.36 and $2.61, respectively.

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

The Full Cost Ceiling impairment at the end of 2008 of approximately $178.5 million was based upon average realized oil, natural gas liquids and natural gas prices of $40.12 per Bbl, $19.62 per Bbl and $4.99 per Mcf, respectively, or a volume weighted average price of $29.86 per BOE. We would not have had a Full Cost Ceiling write-down at an estimated volume weighted average price of $35.25 per BOE. The Full Cost Ceiling impairment was primarily the result of the decline in commodity prices. The prices used in the ceiling test impairment were the prices in effect at December 31, 2008, as contemplated by current Commission rules that require the use of prices in effect on the last day of the relevant financial period. These rules are expected to change in the future to require the use of an average price over a twelve-month period.

Under the full cost method of accounting, the depletion rate is the current period production as a percentage of the total proved reserves. Total proved reserves include both proved developed and proved undeveloped reserves. The depletion rate is applied to the net book value of our oil and natural gas properties (excluding unevaluated costs) and estimated future development costs less net

Index

salvage value to calculate the depletion expense. Proved reserves materially impact depletion expense. If the proved reserves decline, then the depletion rate (the rate at which we record depletion expense) increases, reducing net income.

We have a significant amount of proved undeveloped reserves. We had 239.1 Bcfe, 185.8 Bcfe and 126.2 Bcfe of proved undeveloped reserves, representing 48%, 53% and 60% of our total proved reserves at December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, less than 13% of these proved undeveloped reserves, or approximately, 29.9 Bcfe, were attributable to our Camp Hill properties that we acquired in 1994. See “Business and Properties Significant Project Areas — Camp Hill Area” for further discussion of the Camp Hill properties. The estimated future development costs to develop our proved undeveloped reserves on our Camp Hill properties are relatively low, on a per Mcfe basis, when compared to the estimated future development costs to develop our proved undeveloped reserves on our other oil and natural gas properties. Furthermore, the average depletable life (the estimated time that it will take to produce all recoverable reserves) of our Camp Hill properties is considerably longer, or approximately 15 years, when compared to the depletable life of our remaining oil and natural gas properties of approximately 10 years. Accordingly, the combination of a relatively low ratio of future development costs and a relatively long depletable life on our Camp Hill properties has resulted in a relatively low overall historical depletion rate and DD&A expense. This has resulted in a capitalized cost basis associated with producing properties being depleted over a longer period than the associated production and revenue stream, causing the build-up of non-depleted capitalized costs associated with properties that have been completely depleted. This combination of factors, in turn, has had a favorable impact on our earnings, which have been higher than they would have been had the Camp Hill properties not resulted in a relatively low overall depletion rate and DD&A expense and longer depletion period. As a hypothetical illustration of this impact, the removal of our Camp Hill proved undeveloped reserves starting January 1, 2002 would have reduced our net income by, (1) an estimated $11.2 million in 2002 (comprised of after-tax charges for a $7.1 million full cost ceiling impairment and a $4.1 million depletion expense increase), (2) an estimated $5.9 million in 2003 (due to higher depletion expense), (3) an estimated $3.4 million in 2004 (due to higher depletion expense), (4) an estimated $6.9 million in 2005 (due to higher depletion expense), (5) an estimated $0.7 million in 2006 (due to higher depletion expense), (6) an estimated $2.0 million in 2007 (due to higher depletion expenses) and (7) an estimated $9.2 million in 2008 (comprised of after-tax charges for a $8.5 million full cost ceiling impairment and a $0.7 million depletion expense increase).

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

Index

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

Index

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
____________
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

Index

At December 31, 2008 we had the following open derivative positions:

	Natural Gas Swaps		Natural Gas Collars			Basis Differential Swaps(2)
		Average		Average	Average
		Fixed		Floor	Ceiling
Quarter	MMbtu	Price(1)	MMBtu	Price(1)	Price(1)	MMBtu	Price
First Quarter 2009	2,803,000	$6.13	2,520,000	$7.37	$9.10	310,000	$0.31
Second Quarter 2009	1,547,000	5.40	2,548,000	7.12	8.85	-	-
Third Quarter 2009	-	-	2,576,000	7.16	8.88	920,000	0.31
Fourth Quarter 2009	-	-	2,576,000	7.17	8.90	-	-
First Quarter 2010	-	-	1,620,000	7.92	9.63	-	-
Second Quarter 2010	-	-	1,638,000	7.18	8.89	-	-
Third Quarter 2010	-	-	1,656,000	7.35	9.06	-	-
Fourth Quarter 2010	-	-	1,656,000	7.45	9.16	-	-
First Quarter 2011	-	-	450,000	9.70	11.70	-	-
Second Quarter 2011	-	-	455,000	8.25	10.25	-	-
Third Quarter 2011	-	-	460,000	8.65	10.65	-	-
Fourth Quarter 2011	-	-	460,000	8.85	10.85	-	-
First Quarter 2012	-	-	455,000	9.55	11.55	-	-
Second Quarter 2012	-	-	455,000	8.35	10.35	-	-
TOTAL	4,350,000		19,525,000			1,230,000

	Oil Collars
		Average	Average
Quarter	Bbls	Floor Price(3)	Ceiling Price(3)
First Quarter 2009	9,000	$131.65	$151.65
Second Quarter 2009	9,100	131.40	151.40
Third Quarter 2009	9,200	130.85	150.85
Fourth Quarter 2009	9,200	130.35	150.35
TOTAL	36,500

____________
(1)	Based on Houston Ship Channel and WAHA spot prices.

(2)	Basis differential swaps cover the price differential for natural gas between NYMEX and HSC.

(3)	Based on West Texas intermediate index prices.

Index

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

	Natural Gas Swaps		Natural Gas Collars			Basis Differential Swaps(2)
		Average		Average	Average
		Fixed		Floor	Ceiling
Quarter	MMbtu	Price(1)	MMBtu	Price(1)	Price(1)	MMBtu	Price
First Quarter 2009	2,803,000	$6.13	2,520,000	$7.37	$9.10	-	$-
Second Quarter 2009	5,187,000	5.34	2,548,000	7.12	8.85	-	-
Third Quarter 2009	3,680,000	5.31	2,576,000	7.16	8.88	920,000	0.31
Fourth Quarter 2009	3,680,000	5.58	2,576,000	7.17	8.90	-	-
First Quarter 2010	1,800,000	5.57	1,620,000	7.92	9.63	-	-
Second Quarter 2010	1,820,000	5.57	182,000	7.35	9.15	-	-
Third Quarter 2010	1,840,000	5.57	184,000	7.35	9.15	-	-
Fourth Quarter 2010	1,840,000	5.57	184,000	7.35	9.15	-	-
First Quarter 2011	1,800,000	5.64	450,000	9.70	11.70	-	-
Second Quarter 2011	1,820,000	5.64	455,000	8.25	10.25	-	-
Third Quarter 2011	1,840,000	5.64	460,000	8.65	10.65	-	-
Fourth Quarter 2011	1,840,000	5.64	460,000	8.85	10.85	-	-
First Quarter 2012	910,000	5.88	455,000	9.55	11.55	-	-
Second Quarter 2012	910,000	5.88	455,000	8.35	10.35	-	-
Third Quarter 2012	920,000	5.88	-	-	-	-	-
Fourth Quarter 2012	920,000	5.88	-	-	-	-	-
TOTAL	33,610,000		15,125,000			920,000

____________
(1)	Based on Houston Ship Channel and WAHA spot prices.

(2)	Basis differential swaps cover the price differential for natural gas between NYMEX and HSC.

Item 8. Financial Statements and Supplementary Data

The response to this item is included elsewhere in this report.

Item 9A. Controls and Procedures (Restated)

(a) Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the Securities and Exchange Commission (the “Commission”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms, and that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15(b) and 15d-15(b), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined by Exchange Act Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this report. As described below under paragraph (b) within Management's Annual Report on Internal Control over Financial Reporting, we identified a material weakness in our internal control over financial reporting. As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this Annual Report on Form 10-K/A, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission's rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate

Index

to allow timely decisions regarding required disclosure. We have outlined a number of initiatives designed to address this material weakness, as discussed below under paragraph (b) of this Item 9A.  In addition, we were required to seek relief under Rule 12b-25 in connection with the filing of our Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 Form 10-K”) to obtain additional time to complete the financial statements and secondary reviews needed to finalize the 2008 Form 10-K due to an impairment to oil and gas properties resulting from a decline in prices for natural gas and oil.

The audit report of Pannell Kerr Forster of Texas, P.C., which is included in this 2008 Form 10-K/A, expressed an unqualified opinion on our consolidated financial statements.

(b) Management’s Annual Report on Internal Control over Financial Reporting. Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

•
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

While “reasonable assurance” is a high level of assurance, it does not mean absolute assurance.  Because of its inherent limitations, internal control over financial reporting may not prevent or detect every misstatement and instance of fraud. Controls are susceptible to manipulation, especially in instances of fraud caused by collusion of two or more people, including our senior management.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

 Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this evaluation, management used the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  Based on the results of our evaluation, our management concluded that our internal control over financial reporting was not effective as of December 31, 2008 for the reason identified below.

Subsequent to the issuance of the 2008 Form 10-K, we identified an error resulting from the presence of certain computational deficiencies in our standard ceiling test computation format, most notably the absence of the pre-tax, gross-up computation and a reconciling proof of the oil and gas property and related deferred tax amounts to the financial statements (in the event of an after-tax, ceiling test write-down).  Upon further review, we also discovered additional errors which partially offset the impact of the pre-tax, gross-up error.  These offsetting errors included: (1) the incorrect classification of a portion of the capitalized interest in the full cost pool that related to unevaluated properties, (2) the failure to properly consider certain deferred tax amounts and (3) the incorrect classification of certain unevaluated costs in the full cost pool.

These errors and/or omissions resulted in a restatement of the 2008 consolidated financial statements and were an indication that a material weakness was present at December 31, 2008, increasing the likelihood to more than remote that a material misstatement of our annual or interim financial statements would not be prevented or detected.  These deficiencies ultimately affect the accuracy of our financial statement reporting and disclosures.  As a result, management has concluded that our internal controls over financial reporting were not effective as of December 31, 2008. We have outlined certain procedures, discussed below, that are designed to prevent these specific errors from occurring in the future.

We have taken or plan to take the following initiatives in the third quarter of 2009: (1) delegate preparation of certain critical workpapers to our financial reporting staff allowing our financial reporting manager to perform more qualitative review analysis, (2) remove the computational deficiencies from our standard ceiling test workpaper format, (3) improve workpaper formats and implement comparative analysis within these critical workpapers to enhance qualitative analysis and (4) prepare a reconciliation of the

Index

quarter-to-quarter changes in costs associated with unevaluated property and proved undeveloped locations that will be used to determine the reclassification of costs to the full cost pool.

We have discussed this material weakness and our planned remediation steps with our Audit Committee and believe that such enhanced procedures and workpaper formats, once fully implemented, will prospectively mitigate this material weakness.

Pannell Kerr Forster of Texas, P.C., our former independent registered public accounting firm that audited our consolidated financial statements, has also issued its own report on the effectiveness of our internal control over financial reporting as of December 31, 2008, which is filed herewith.

(c) Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As described above in paragraph (b) of this Item 9A under Management's Annual Report on Internal Control over Financial Reporting, we identified a material weakness in our internal control over financial reporting and have described a number of planned changes to our internal control over financial reporting that are expected to be fully implemented by the end of the third quarter 2009 and once fully implemented, should remediate this weakness.

PART IV

Item 15. Exhibits

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

†3.1	–	Amended and Restated Articles of Incorporation of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).
†3.2	–	Articles of Amendment to Amended and Restated Articles of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 25, 2008).
†3.3	–	Amended and Restated Bylaws of the Company (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 3, 2008).
†4.1	–
Indenture among Carrizo Oil & Gas, Inc., the subsidiaries named therein and Wells Fargo Bank, National Association, as trustee, dated May 28, 2008 (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 28, 2008).

†4.2	–
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

*†10.2	–
Amended and Restated Incentive Plan of the Company effective as of February 17, 2000 (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2000).

*†10.3	–
Amendment No. 1 to the Amended and Restated Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002).

Index

*†10.4	–
Amendment No. 2 to the Amended and Restated Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002).

*†10.5	–	Amendment No. 3 to the Amended and Restated Incentive Plan of the Company (incorporated herein by reference to Appendix A to the Company’s Proxy Statement dated April 21, 2003).
*†10.6	–	Amendment No. 4 to the Amended and Restated Incentive Plan of the Company (incorporated herein by reference to Appendix B to the Company’s Proxy Statement dated April 26, 2004).
*†10.7	–	Amendment No. 5 to the Amended and Restated Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2005).
*†10.8	–	Amendment No. 6 to the Amended and Restated Incentive Plan of the Company (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 19, 2005).
*†10.9	–
Amendment No.7 to the Amended and Restated Incentive Plan of Carrizo Oil & Gas, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on May 30, 2006).

*†10.10	–	Employment Agreement between the Company and S.P. Johnson IV (incorporated herein by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-29187)).
*†10.11	–	Employment Agreement between the Company and J. Bradley Fisher (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-2 (Registration No. 333-111475)).
*†10.12	–	Employment Agreement between the Company and Paul F. Boling (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-2 (Registration No. 333-111475)).
*†10.13	–
Employment Agreement between the Company and Gregory E. Evans dated March 21, 2005 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 22, 2005).

*†10.14	–
Employment Agreement between Carrizo Oil & Gas, Inc. and Richard Smith dated September 18, 2006, and effective as of August 23, 2006 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 22, 2006).

*†10.15	–
Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1998).

*†10.16	–	Form of Amendment to Executive Officer Employment Agreement (incorporated herein by reference to Exhibit 99.3 to the Company’s Current Report on Form 8-K dated January 8, 1998).
*†10.17	–	Form of Amendment to Executive Officer Employment Agreement (incorporated herein by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K dated December 15, 1999).
*†10.18	–	Form of Amendment to Director Indemnification Agreement (incorporated herein by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K dated December 15, 1999).
*†10.19	–	Form of Amendment to Executive Officer Employment Agreement (incorporated herein by reference to Exhibit 99.7 to the Company’s Current Report on Form 8-K dated February 20, 2002).
*†10.20	–	Form of Amendment to Director Indemnification Agreement (incorporated herein by reference to Exhibit 99.8 to the Company’s Current Report on Form 8-K dated February 20, 2002).
*†10.21	–	Amendment to the Employment Agreement between the Company and S.P. Johnson IV (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2006).
*†10.22	–	Amendment to the Employment Agreement between the Company and Paul F. Boling (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 27, 2006).
*†10.23	–
Amendment to the Employment Agreement between the Company and Gregory E. Evans (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8- K filed on January 27, 2006).

*†10.24	–
Amendment to the Employment Agreement between the Company and J. Bradley Fisher (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 27, 2006).

*†10.25	–
Amendment to the Employment Agreement between Carrizo Oil & Gas, Inc. and S.P. Johnson IV effective December 19, 2008 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on December 23, 2008).

*†10.26	–
Amendment to the Employment Agreement between Carrizo Oil & Gas, Inc. and Paul F. Boling effective December 19, 2008 (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on December 23, 2008).

*†10.27	–
Amendment to the Employment Agreement between Carrizo Oil & Gas, Inc. and J. Bradley Fisher effective December 19, 2008 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on December 23, 2008).

Index

*†10.28	–
Amendment to the Employment Agreement between Carrizo Oil & Gas, Inc. and Gregory E. Evans effective December 19, 2008 (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on December 23, 2008).

*†10.29	–
Amendment to the Employment Agreement between Carrizo Oil & Gas, Inc. and Richard H. Smith effective December 19, 2008 (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on December 23, 2008).

*†10.30	–	Form of Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.43 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).
*†10.31	–
Form of Director Restricted Stock Award Agreement under the Incentive Plan of Carrizo Oil & Gas, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2005).

*†10.32	–
Form of Director Restricted Stock Award Agreement under the Incentive Plan of Carrizo Oil & Gas, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 19, 2005).

*†10.33	–
Form of Employee Restricted Stock Award Agreement under the Incentive Plan of Carrizo Oil & Gas, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 19, 2005).

*†10.34	–
Form of Employee Restricted Stock Award under the Incentive Plan of Carrizo Oil & Gas, Inc. (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 27, 2006).

*†10.35	–	Form of Employee Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).
*†10.36	–	Form of Employee Stock Option Award Agreement (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).
*†10.37	–	Form of Independent Contractor Restricted Stock Award Agreement (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on May 30, 2006).
*†10.38	–
Form of Employee Restricted Stock Award Agreement (with performance-based vesting) (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on December 23, 2008).

†10.39	–
S Corporation Tax Allocation, Payment and Indemnification Agreement among the Company and Messrs. Loyd, Webster, Johnson, Hamilton and Wojtek (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-29187)).

†10.40	–
S Corporation Tax Allocation, Payment and Indemnification Agreement among Carrizo Production, Inc. and Messrs. Loyd, Webster, Johnson, Hamilton and Wojtek (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Registration No. 333-29187)).

†10.41	–
Amended and Restated Registration Rights Agreement dated December 15, 1999 among the Company, Paul B. Loyd Jr., Douglas A. P. Hamilton, Steven A. Webster, S.P. Johnson IV, Frank A. Wojtek and DAPHAM Partnership, L.P. (incorporated herein by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K dated December 15, 1999).

†10.42	–
Registration Rights Agreement dated February 20, 2002 among the Company, Mellon Ventures, L.P. and Steven A. Webster (incorporated herein by reference to Exhibit 99.5 to the Company's Current Report on Form 8-K dated February 20, 2002).

†10.43	–
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

†10.44	–
First Lien Stock Pledge and Security Agreement dated as of May 25, 2006, by Carrizo Oil & Gas, Inc., in favor of JPMorgan Chase Bank, National Association, as Administrative Agent (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on May 30, 2006).

†10.45	–
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

Index

†10.46	–
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

†10.47	–
Fourth Amendment to Credit Agreement, dated as of May 20, 2008, by and among Carrizo Oil & Gas, Inc. and certain subsidiaries thereof, the Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 22, 2008).

†10.48	–
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

†10.49	–
Sixth Amendment dated as of July 7, 2008 to Credit Agreement dated as of May 25, 2006 among Carrizo Oil & Gas, Inc., as Borrower, Certain Subsidiaries of Borrower, as Guarantors, JPMorgan Chase Bank, N.A., as Administrative Agent, and the Lenders party thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 11, 2008).

†10.50	–
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

†10.51	–
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

*10.52	–	Base Salaries for certain Executive Officers.
*21.1	–	Subsidiaries of the Company.
**23.1	–	Consent of Pannell Kerr Forster of Texas, P.C.
**23.2	–	Consent of Ryder Scott Company Petroleum Engineers.
**23.3	–	Consent of Fairchild & Wells, Inc.
**23.4	–	Consent of LaRoche Petroleum Consultants, Ltd.
**31.1	–	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**31.2	–	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
**32.1	–	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
**32.2	–	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99.1	–	Summary of Reserve Report of Ryder Scott Company Petroleum Engineers as of December 31, 2008.
*99.2	–	Summary of Reserve Report of Fairchild & Wells, Inc. as of December 31, 2008.
*99.3	–	Summary of Reserve Report of LaRoche Petroleum Consultants, Ltd. as of December 31, 2008.

__________
*       Previously filed
**       Filed herewith.

CARRIZO OIL & GAS, INC.

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

        As discussed in Note 2, the Company has restated its previously issued consolidated financial statements for 2008 to correct a misstatement in the amount of their ceiling test impairment and have adjusted the 2008 financial statements for the retroactive application of APB No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” and have adjusted all years presented for the retroactive application of FSP Emerging Issues Task Force No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Carrizo Oil & Gas, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 12, 2009, except for the restatement of Management’s Annual Report on Internal Control Over Financial Reporting, for which the date is August 17, 2009, expressed an adverse opinion on the Company’s internal control over financial reporting.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
March 12, 2009

(Except for Notes 2, 4, 5, 6 and 13 for which
the date is August 17, 2009.)

Index

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

As stated in Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of the effectiveness of the Company’s internal control over financial reporting has been restated to reflect the impact of a material weakness in internal control over financial reporting.

In our opinion, because of the effect of the aforementioned material weakness on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2008, based on criteria established in  Internal Control—Integrated Framework  issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the December 31, 2008 consolidated financial statements of the Company. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the December 31, 2008 consolidated financial statements, and this report does not affect our report dated March 12, 2009, except for Notes 2, 4, 5, 6 and 13 for which the date is August 17, 2009, which expressed an unqualified opinion on those consolidated financial statements.

/s/ Pannell Kerr Forster of Texas, P.C.

Houston, Texas
March 12, 2009

(Except for the restatement of Management’s Annual Report on Internal
Control Over Financial Reporting, for which the date is August 17, 2009)

Index

CARRIZO OIL & GAS, INC.
CONSOLIDATED BALANCE SHEETS
(As Restated and Adjusted (See Note 2))

	December 31,
	2008	2007
	(In thousands, except per share amount)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,184	$8,026
Accounts receivable, trade (net of allowance for doubtful accounts of $1,264 and	24,675	27,114
$1,430 at December 31, 2008 and 2007, respectively)
Advances to operators	336	1,113
Fair value of derivative financial instruments	22,791	1,126
Prepayments and deposits	3,335	3,913
Deferred tax asset	-	324
Total current assets	56,321	41,616
PROPERTY AND EQUIPMENT, net full-cost method of accounting for oil and natural gas properties (including costs not subject to amortization of $378,634 and
$170,586 at December 31, 2008 and 2007, respectively)	986,629	646,810
DEFERRED FINANCING COSTS, NET	8,430	5,921
INVESTMENTS	3,274	11,071
FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS	15,876	-
OTHER ASSETS	1,172	3,245
TOTAL ASSETS	$1,071,702	$708,663
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable, trade	$46,683	$49,700
Accrued liabilities	54,149	36,091
Advances for joint operations	3,815	872
Current maturities of long-term debt	173	2,251
Fair value of derivative financial instruments	-	2,755
Deferred tax liability	9,103	-
Total current liabilities	113,923	91,669
LONG-TERM DEBT, net of current maturities and debt discount	475,788	252,250
ASSET RETIREMENT OBLIGATION	6,503	5,869
FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS	-	1,050
DEFERRED INCOME TAXES	34,778	46,321
DEFERRED CREDITS	625	783
COMMITMENTS AND CONTINGENCIES	-	-
SHAREHOLDERS’ EQUITY:
Common stock, par value $0.01 (90,000 shares authorized with 30,860 and 28,009
issued and outstanding at December 31, 2008 and 2007, respectively)	309	280
Additional paid in capital	420,778	239,672
Retained earnings	20,297	65,344
Accumulated other comprehensive income (loss), net of tax	(1,299)	5,425
Total shareholders’ equity	440,085	310,721
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,071,702	$708,663

The accompanying notes are an integral part of these consolidated financial statements.

Index

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(As Restated and Adjusted (See Note 2))

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands, except per share amounts)
OIL AND NATURAL GAS REVENUES	$216,677	$125,789	$82,945
COSTS AND EXPENSES:
Oil and natural gas operating expenses (exclusive of depletion,	37,885	24,662	16,428
depreciation and amortization, shown separately below)
Third party gas purchases	6,570	-	-
Depreciation, depletion and amortization	58,311	41,899	31,129
Impairment of oil and natural gas properties	178,470	-	-
General and administrative	23,425	18,912	14,909
Accretion expenses related to asset retirement obligation	154	374	496
Total costs and expenses	304,815	85,847	62,962
OPERATING INCOME (LOSS)	(88,138)	39,942	19,983
OTHER INCOME AND EXPENSES:
Gain (loss) on derivatives, net	37,499	(1,366)	16,457
Loss on extinguishment of debt	(5,689)	-	(294)
Equity in income of Pinnacle Gas Resources, Inc.	-	-	35
Interest income	269	691	969
Interest expense	(30,257)	(26,403)	(19,071)
Capitalized interest	20,527	11,718	9,975
Other income, net	17	130	427
INCOME (LOSS) BEFORE INCOME TAX EXPENSE (BENEFIT)	(65,772)	24,712	28,481
INCOME TAX EXPENSE (BENEFIT)	(20,725)	9,243	10,233
NET INCOME (LOSS)	$(45,047)	$15,469	$18,248
OTHER COMPREHENSIVE INCOME (LOSS):
Increase (decrease) in market value of investment in Pinnacle Gas
Resources, Inc., net of taxes	(6,724)	5,425	-
COMPREHENSIVE INCOME (LOSS)	$(51,771)	$20,894	$18,248

BASIC EARNINGS (LOSS) PER COMMON SHARE	$(1.49)	$0.58	$0.73
DILUTED EARNINGS (LOSS) PER COMMON SHARE	$(1.49)	$0.57	$0.71
WEIGHTED AVERAGE SHARES OUTSTANDING:
BASIC	30,326	26,641	25,081
DILUTED	30,326	27,120	25,565

The accompanying notes are an integral part of these consolidated financial statements.

Index

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(As Restated and Adjusted (See Note 2))

	Common Stock
	Shares	Amount
	(Dollars in thousands)
BALANCE, January 1, 2006	24,251,430	$243
Common stock issued, net of offering cost	1,350,000	13
Common stock issued for property	2,000	-
Stock options exercised for cash	101,800	1
Stock-based compensation	-	-
Capitalization of repriced stock options of adoption of SFAS 123(R)	-	-
Restricted stock awards, net of forfeitures	277,436	3
Common stock repurchased for tax withholding obligations	(2,061)	-
Net income	-	-
BALANCE, December 31, 2006	25,980,605	$260
Common stock issued, net of offering cost	1,800,000	18
Stock options exercised for cash	124,148	1
Stock-based compensation	-	-
Restricted stock awards, net of forfeitures	111,839	1
Common stock repurchased for tax withholding obligations	(7,440)	-
Other comprehensive income:	-	-
Fair value adjustment to investment in Pinnacle Gas Resources, Inc., net of tax
Net income	-	-
Total other comprehensive income	-	-
BALANCE, December 31, 2007	28,009,152	$280
Common stock issued, net of offering cost	2,587,500	26
Bifurcation of equity premium related to Senior Secured Notes	-	-
Stock options exercised for cash	65,400	1
Stock-based compensation	-	-
Restricted stock awards, net of forfeitures	203,306	2
Common stock repurchased to settle tax withholding obligations	(5,711)	-
Other comprehensive loss:
Fair value adjustment to investment in Pinnacle Gas Resources, Inc., net of tax	-	-
Net loss	-	-
Total other comprehensive loss	-	-
BALANCE, December 31, 2008	30,859,647	$309

The accompanying notes are an integral part of these consolidated financial statements.

Index

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(As Restated and Adjusted (See Note 2))

			Accumulated
	Additional		Other
	Paid in	Retained	Comprehensive	Shareholders’
	Capital	Earnings	Income (Loss)	Equity
	(Dollars in thousands)
BALANCE, January 1, 2006	$123,515	$31,627	$-	$155,385
Common stock issued, net of offering cost	33,403	-	-	33,416
Common stock issued for property	55	-	-	55
Stock options exercised for cash	601	-	-	602
Stock-based compensation	3,007	-	-	3,007
Capitalization of repriced stock options at adoption of SFAS 123(R)	1,696	-	-	1,696
Restricted stock awards, net of forfeitures	(80)	-	-	(77)
Common stock repurchased to settle tax withholding obligations	(58)	-	-	(58)
Net income	-	18,248	-	18,248
BALANCE, December 31, 2006	$162,139	$49,875	$-	$212,274
Common stock issued, net of offering cost	71,908	-	-	71,926
Stock options exercised for cash	1,030	-	-	1,031
Stock-based compensation	5,041	-	-	5,041
Restricted stock awards, net of forfeitures	(136)	-	-	(135)
Common stock repurchased to settle tax withholding obligations	(310)	-	-	(310)
Other comprehensive income:
Fair value adjustment to investment in Pinnacle Gas Resources,	-	-	5,425	5,425
Inc., net of tax
Net income	-	15,469	-	15,469
Total other comprehensive income	-	-	-	20,894
BALANCE, December 31, 2007	$239,672	$65,344	$5,425	$310,721
Common stock issued, net of offering cost	135,049	-	-	135,075
Bifurcation of equity premium related to Senior Secured Notes	40,207	-	-	40,207
Stock options exercised for cash	261	-	-	262
Stock-based compensation	6,013	-	-	6,013
Restricted stock awards, net of forfeitures	(63)	-	-	(61)
Common stock repurchased to settle tax withholding obligations	(361)	-	-	(361)
Other Comprehensive income:
Fair value adjustment to investment in Pinnacle Gas Resources,		-	(6,724)	(6,724)
Inc., net of tax	-
Net loss	-	(45,047)	-	(45,047)
Total other comprehensive loss	-	-	-	(51,771)
BALANCE, December 31, 2008	$420,778	$20,297	$(1,299)	$440,085

Index

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(As Restated and Adjusted (See Note 2))

	For the Years Ended December 31,
	2008	2007	2006
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss)	$(45,047)	$15,469	$18,248
Adjustments to reconcile net income (loss) to net cash provided by operating activities —
Depreciation, depletion and amortization	58,311	41,899	31,129
Impairment of oil and natural gas properties	178,470	-	-
Fair value (gain) loss on derivative financial instruments	(41,345)	7,377	(8,069)
Provision for allowance for doubtful accounts	(166)	(209)	1,386
Accretion of discounts on asset retirement obligations and debt	154	374	496
Loss on extinguishment of debt	4,601	-	294
Stock-based compensation	5,952	4,907	2,930
Equity in income of Pinnacle Gas Resources, Inc.	-	-	(35)
Deferred income taxes	(20,920)	8,329	9,829
Amortization of equity premium associated with Senior Convertible Notes	1,825	-	-
Other	5,272	1,623	1,237
Changes in operating assets and liabilities —
Accounts receivable	2,605	316	(2,178)
Other assets	(3,661)	(210)	2,037
Accounts payable	(1,476)	15,463	5,560
Accrued liabilities	4,179	(107)	2,573
Net cash provided by operating activities	148,754	95,231	65,437
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(571,291)	(247,003)	(201,773)
Change in capital expenditure accrual	11,808	17,079	7,791
Proceeds from the sale of oil and natural gas properties	3,259	1,505	38,319
Advances to operators	776	994	(517)
Advances for joint operations	2,943	(229)	(4,786)
Other	(2,840)	(70)	(610)
Net cash used in investing activities	(555,345)	(227,724)	(161,576)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issuances:
Private placements, net of offering costs	135,075	71,926	33,525
Stock option exercises	262	1,031	602
Net proceeds from debt issuance and borrowings	778,182	174,000	80,000
Debt repayments	(498,923)	(108,258)	(40,536)
Deferred loan costs and other	(10,847)	(3,588)	(769)
Net cash provided by financing activities	403,749	135,111	72,822
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,842)	2,618	(23,317)
CASH AND CASH EQUIVALENTS, beginning of year	8,026	5,408	28,725
CASH AND CASH EQUIVALENTS, end of year	$5,184	$8,026	$5,408
SUPPLEMENTAL CASH FLOW DISCLOSURES:
Cash paid for interest (net of amounts capitalized)	$4,160	$12,217	$7,211
Cash paid for income taxes	$30	$-	$-

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

2. ADJUSTMENTS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement for 2008 Ceiling Test Impairment and Adjustment for Retrospective Application of FSP APB 14-1 and FSP EITF 03-6-1

Subsequent to filing the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, an error was discovered in the ceiling test computation.  The Company determined that its impairment calculation did not take into account correctly certain deferred tax amounts and the classification of costs between the unevaluated costs and the full cost pool.  As a result, the Company is restating its consolidated financial information for the year ended December 31, 2008 in this Form 10-K/A.  The effect of this restatement is an increase of the ceiling test impairment from $138.6 million to $178.5 million as of December 31 2008.

Furthermore, the Company has adjusted its consolidated financial statements for the years ended December 31, 2008 to reflect the adoption of the Financial Accounting Standards Board's (“FASB”) Staff Position (“FSP”) No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlements)” (“APB 14-1”), and FSP Emerging Issues Task Force No. 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF 03-6-1”) for all periods presented.

Effective on January 1, 2009, the Company adopted APB 14-1, which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  APB 14-1 requires that issuers of convertible debt separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  Once adopted, APB 14-1 requires retrospective application to the terms of instruments as they existed for periods presented.  The adoption of APB 14-1 affects the accounting for the Company’s 4.375% Senior Convertible Notes due 2028.  The retrospective application of this accounting pronouncement affects the Company’s balance sheet as of December 31, 2008, and statements of operations, shareholders’ equity and cash flows for the year ended December 31, 2008.

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

Index

The following table sets forth the effect of the restatement of the 2008 ceiling test impairment and the retrospective application of APB 14-1 and EITF 03-6-1 on certain previously reported items:

	For the Years Ended December 31,
	2008		2007		2006
	Originally Reported	As Adjusted	Originally Reported	As Adjusted(1)	Originally Reported	As Adjusted(1)
	(In thousands, except per share amounts)
Impairment of oil and natural gas properties	$138,591	$178,470
Interest expense	(23,546)	(30,257)
Capitalized interest	15,641	20,527
LOSS BEFORE INCOME TAX EXPENSE	(24,068)	(65,772)
INCOME TAX BENEFIT	(6,129)	(20,725)
NET LOSS	(17,939)	(45,047)
COMPREHENSIVE LOSS	(24,663)	(51,771)

Basic Income (Loss) Per Share	$(0.60)	$(1.49)	$0.59	$0.58	$0.74	$0.73
Diluted Income (Loss) Per Share	$(0.60)	$(1.49)

Weighted Average Common
Shares Oustanding
Basic	30,010	30,326	26,287	26,641	24,827	25,081
Diluted	30,010	30,326

____________
(1)	Adjusted for the retrospective adoption of EITF 03-6-1 only, as discussed above.

Consolidated Balance Sheet:

	December 31, 2008
	Originally	As
	Reported	Adjusted
	(In thousands)
Property and Equipment	$1,021,621	$986,629
Deferred Financing Costs, net	9,750	8,430
Long-Term Debt, net of current maturities	533,057	475,788
and debt discount
Deferred Income Taxes	26,920	34,778
Additional Paid-In Capital	380,571	420,778
Retained Earnings	47,405	20,927
Total Shareholders' Equity	426,986	440,085

In addition, the restatement and retrospective application resulted in changes to our consolidated statement of cash flows for the year ended December 31, 2008 and Notes 4, 5, 6 and 13.

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

Index

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

Depreciation, depletion and amortization (“DD&A”) of proved oil and natural gas properties are based on the unit-of-production method using estimates of proved reserve quantities. Costs not subject to amortization include costs of unevaluated leaseholds, seismic costs associated with specific unevaluated properties and exploratory wells in progress.  These costs are evaluated periodically for impairment on a property-by-property basis. If the results of an assessment indicate that the properties have been impaired, the amount of such impairment is determined and added to the proved oil and natural gas property costs subject to DD&A. The depletable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rate per Mcfe for 2008, 2007 and 2006 was $2.23, $2.36 and $2.61, respectively.

Dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

The net capitalized costs are limited to a “ceiling test” based on the estimated future net revenues from proved reserves, discounted at a 10% rate per annum, based on current economic and operating conditions (“full cost ceiling”). If net capitalized costs exceed this limit, the excess is charged to earnings. During 2008, the Company recorded an impairment of $178.5 million associated with its year end 2008 ceiling test analysis.

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

Financing Costs, net

Net long-term debt financing costs of $8.4 million (net of $10.4 million accumulated amortization) and $5.9 million (net of $4.0 million accumulated amortization) were capitalized as of December 31, 2008 and 2007, respectively, and are being amortized using the effective yield method over the term of the debt, which is through May 2013 for the Convertible Senior Notes and through October 2012 for the Senior Secured Revolving Credit Facility.

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

Index

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

Index

Major Customers

The Company sold oil and natural gas production representing more than 10% of its oil and natural gas revenues as follows:

	Year Ended December 31,
	2008	2007	2006
DTE Energy Trading, Inc.	39%	-	-
Cokinos Natural Gas Company	11%	11%	-
Crosstex Energy	10%	15%	-
Houston Pipeline Company	-	11%	-
Energy Transfer	-	10%	-
Reichmann Petroleum	-	-	10%
Chevron/Texaco	-	-	11%

Earnings Per Share

Supplemental earnings per share information is provided below:

	Year Ended December 31,
	2008	2007	2006
	Adjusted
	(In thousands, except per share amounts)
Net income (loss) available to common shareholders	$(45,047)	$15,469	$18,248
Basic weighted average common shares outstanding	30,326	26,641	25,081
Stock options	-	479	484
Diluted weighted average shares outstanding	30,326	27,120	25,565
Earnings (loss) per share
Basic	$(1.49)	$0.58	$0.73
Diluted	$(1.49)	$0.57	$0.71

Basic earnings (loss) per common share is based on the weighted average number of shares of common stock outstanding during the periods including unvested restricted shares subject to the provisions of EITF 03-6-1.  Diluted earnings per common share is based on the weighted average number of common shares and all dilutive potential common shares outstanding during the periods. The Company had outstanding 685,854 stock options at December 31, 2008 that were antidilutive due to the net loss for 2008. Shares subject to potential issuance upon conversion of the Convertible Senior Notes did not have any impact on the calculation for 2008. The Company had 2,500 stock options at December 31, 2006 that were antidilutive as the exercise price of the options was greater than the then current market price of the Company’s stock.

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

Index

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

Recently Adopted Accounting Pronouncements

The Company adopted the Financial Accounting Standards Statement No. 157, “Fair Value Measurement” (“SFAS No. 157”), effective January 1, 2008. SFAS No. 157 provides a framework for measuring fair value and enhances related disclosures. The implementation of SFAS No. 157 did not change the Company’s current valuation method and did not have a material effect on the Company’s consolidated financial position or results of operations. The Company included additional disclosures in the Notes to Consolidated Financial Statements with respect to the measurement of its assets and liabilities at fair value on the balance sheet date.

The Company adopted APB 14-1 effective January 1, 2009.  This FSP clarifies that convertible debt instruments that may be settled in cash upon conversion, including partial cash settlement, are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.” Additionally, this FSP specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The Company valued the 4.375% Senior Convertible Notes due 2028 as $309.6 million of debt and $64.2 million of equity, representing the fair value of the

Index

conversion premium on the date of issuance, and recognized an additional $1.8 million in interest expense (net of $4.9 million capitalized to oil and natural gas properties) during 2008, resulting in an effective interest rate of approximately 8% for 2008.

The Company adopted EITF 03-6-1 effective January 1, 2009.  This FSP provides that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and shall be included in the computation of both basic and diluted earnings per share. The Company determined that some of its shares of restricted stock qualified as participating securities and included them in both basic and diluted earnings per share calculation for all periods presented.

3. INVESTMENTS

Investments consisted of the following at December 31, 2008 and 2007:

	December 31,	December 31,
	2008	2007
	(In thousands)
Pinnacle Gas Resources, Inc.	$751	$11,071
Oxane Materials, Inc.	2,523	-
	$3,274	$11,071

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

4. PROPERTY AND EQUIPMENT

At December 31, 2008 and 2007, property and equipment consisted of the following:

	December 31,
	2008	2007
	(In thousands)
Proved oil and natural gas properties	$821,238	$655,308
Costs not subject to amortization	378,634	170,586
Land, building and other equipment	6,363	2,853
Total property and equipment	1,206,235	828,747
Accumulated depreciation, depletion and amortization	(219,606)	(181,937)
Property and equipment, net	$986,629	$646,810

Oil and natural gas properties not subject to amortization consist of the cost of unevaluated leaseholds, seismic costs associated with specific unevaluated properties and exploratory wells in progress. These costs are reviewed periodically by

Index

management for impairment, with the impairment provision included in the cost of oil and natural gas properties subject to amortization. Factors considered by management in its impairment assessment include drilling results by the Company and other operators, the terms of oil and natural gas leases not held by production, production response to secondary recovery activities and available funds for exploration and development. The Company expects it will complete its evaluation of the properties representing the majority of these costs within the next two to five years.

The significant decline in oil and natural gas prices caused the discounted present value (discounted at 10 percent) of future net cash flows from proved oil and gas reserves to fall below the net book basis of the proved oil and gas properties. This resulted in a non-cash ceiling test write-down at the end of the fourth quarter of 2008 of $178.5 million ($116.0 million after tax).

5. INCOME TAXES

All of the Company’s income is derived from domestic activities. Actual income tax expense (benefit) differs from income tax expense (benefit) computed by applying the U.S. federal statutory corporate rate of 35% to pretax income as follows:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Provision at the statutory tax rate	$(23,020)	$8,649	$9,968
Preferred dividend on Pinnacle	-	-	141
Increase in valuation allowance for equity in income of Pinnacle	-	-	(153)
State taxes	123	594	277
Nondeductible expenses	1,930	-	-
Other	242	-	-
Income tax expense (benefit)	$(20,725)	$9,243	$10,233

Deferred income taxes result from temporary differences in the recognition of income and expenses for financial reporting purposes and for tax purposes. At December 31, 2008 and 2007, the tax effects of these temporary differences resulted principally from the following:

	December 31,
	2008	2007
	(In thousands)
Deferred income tax assets:
Net operating loss carryforward	$23,547	$17,430
Stock based compensation	1,549	1,675
Fair value derivative instruments	-	1,332
Allowance for doubtful accounts	442	500
Equity in income of Pinnacle	385	385
Valuation allowance	(385)	(385)
Adjustmennt to fair value of investment in Pinnacle	699	-
	26,237	20,937
Deferred income tax liabilities:
Oil and gas acquisition, exploration and development	12,740	48,010
costs deducted for tax purposes in excess of financial
statement DD&A
Conversion premium on convertible debt	20,044	-
Capitalized interest	22,520	15,335
Adjustment to fair value of investment in Pinnacle	-	2,921
Fair value derivative instruments	14,659	668
Other	155	-
	70,118	66,934
Net deferred income tax liability	$43,881	$45,997

Index

At December 31, 2008 and 2007, the net deferred income tax liability is classified as follows:

	December 31,
	2008	2007
	(In thousands)
Current deferred tax asset	$-	$(324)
Current deferred tax liability	9,103	-
Deferred income taxes	34,778	46,321
Deferred income tax liability, net	$43,881	$45,997

The realization of deferred tax assets is dependent on the Company’s ability to generate taxable earnings in the future. The Company believes it will generate taxable income in the NOL carryforward period. As such management believes that it is more likely than not that its deferred tax assets other than the deferred tax asset attributable to Pinnacle will be fully realized. A full valuation allowance has been established for the equity in loss of Pinnacle’s tax asset as the realization of the deferred tax asset is dependent on generating sufficient taxable income in Pinnacle in future periods, which management believes is unlikely. The Company has a net operating loss carryforward totaling approximately $67.3 million, which is scheduled to expire over a period from 2019 through 2028.

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

6. LONG-TERM DEBT

At December 31, 2008 and 2007, long-term debt consisted of the following:

	December 31,
	2008	2007
	(In thousands)
Convertible Senior Notes	$373,750	$-
Unamortized discount for Convertible Senior Notes	(57,269)	-
Senior Secured Revolving Credit Facility	159,000	34,000
Second Lien Credit Facility	-	220,500
Other	480	1
	475,961	254,501
Less: current maturities	(173)	(2,251)
	$475,788	$252,250

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

Index

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

As prescribed by APB 14-1, on the date of issuance the Company valued the Convertible Senior Notes as $309.6 million of debt and $64.2 million of equity, representing the fair value of the conversion premium.  The resulting debt discount will be amortized to interest expense through June 1, 2013, the first date on which the holders may require the Company to repurchase the Convertible Senior Notes, resulting in an effective interest rate of approximately 8% for the Convertible Senior Notes.

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

Minimum office rentals, drilling rig obligations and pipeline volume commitments for each of the five years subsequent to December 31, 2008 are as follows (in thousands):

Amount
(in thousands)
2009	$32,575
2010	33,540
2011	15,929
2012	5,858
2013 and Thereafter	21,223
$109,125

Index

8.	SHAREHOLDERS’ EQUITY AND STOCK INCENTIVE PLAN

Shareholders’ Equity

The following is a summary of changes in the Company’s common stock shares for the years ended December 31,:

	2008	2007	2006
	(In thousands)
Shares outstanding at January 1	28,009	25,981	24,251
Common stock issued	2,588	1,800	1,350
Restricted stock issued, net of forfeitures	203	112	278
Stock options exercised	65	124	102
Common stock issued for property	-	-	2
Common stock repurchased and retired
for tax withholding obligation	(5)	(8)	(2)
Shares outstanding at December 31	30,860	28,009	25,981

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

Index

Stock Options. Prior to 2006, the Company issued stock options that become exercisable ratably over a three year period and expire ten years from the date of the grant. The table below summarizes stock option activity for the three years ended December 31, 2008:

			Weighted-
		Weighted-	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Life	Value
	Shares	Prices	(In years)	(In millions)
For the Year Ended December 31, 2006
Outstanding, beginning of period	1,025,204	$5.53
Granted	-	-
Exercised	(101,800)	5.91
Forfeited	(32,335)	12.63
Outstanding, end of period	891,069	$5.25
Exercisable, end of period	834,799	$4.65
For the Year Ended December 31, 2007
Outstanding, beginning of period	891,069	$5.25
Granted	-	-
Exercised	(124,148)	8.30
Forfeited	(5,000)	16.35
Outstanding, end of period	761,921	$4.67
Exercisable, end of period	731,808	$4.23
For the Year Ended December 31, 2008
Outstanding, beginning of period	761,921	$4.67
Granted	-
Exercised	(65,400)	4.01
Forfeited	(10,667)	6.72
Outstanding, end of period	685,854	$4.71	3.0	$7.0
Exercisable, end of period	685,854	$4.71	3.0	$7.0

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

Index

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

Index

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

	Year Ended December 31,
	2008	2007	2006
	(In millions)
Basic Energy Services	$0.4	$0.2	$0.5
Grey Wolf Drilling	7.1	6.8	6.7
Brigham Exploration(1)	-	(0.3)	(0.6)	(2)
Quantum Geophysical Inc.	-	-	0.2
Hercules Offshore, L.L.C.	3.2	-	-
____________
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

Index

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

	Year Ended December 31,
	2008	2007	2006
	(In millions)
Realized gain (loss)
Natural gas and oil derivatives	$0.6	$5.8	$6.8
Interest rate swaps	(1.2)	0.2	1.0
Gain (loss) on interest rate swap sell down	(3.3)	-	0.6
	(3.9)	6.0	8.4
Unrealized gain (loss)
Natural gas and oil derivatives	38.6	(4.6)	8.7
Interest rate swaps	2.8	(2.8)	(0.6)
	41.4	(7.4)	8.1
Net Gain (Loss) on Derivatives	$37.5	$(1.4)	$16.5

Index

At December 31, 2008 the Company had the following outstanding derivative positions:

	Natural Gas Swaps		Natural Gas Collars			Basis Differential Swaps(2)
		Average		Average	Average
		Fixed		Floor	Ceiling
Quarter	Mmbtus	Price(1)	MMBtus	Price(1)	Price(1)	MMBtus	Price
First Quarter 2009	2,803,000	$6.13	2,520,000	$7.37	$9.10	310,000	$0.31
Second Quarter 2009	1,547,000	5.40	2,548,000	7.12	8.85	-	-
Third Quarter 2009	-	-	2,576,000	7.16	8.88	920,000	0.31
Fourth Quarter 2009	-	-	2,576,000	7.17	8.90	-	-
First Quarter 2010	-	-	1,620,000	7.92	9.63	-	-
Second Quarter 2010	-	-	1,638,000	7.18	8.89	-	-
Third Quarter 2010	-	-	1,656,000	7.35	9.06	-	-
Fourth Quarter 2010	-	-	1,656,000	7.45	9.16	-	-
First Quarter 2011	-	-	450,000	9.70	11.70	-	-
Second Quarter 2011	-	-	455,000	8.25	10.25	-	-
Third Quarter 2011	-	-	460,000	8.65	10.65	-	-
Fourth Quarter 2011	-	-	460,000	8.85	10.85	-	-
First Quarter 2012	-	-	455,000	9.55	11.55	-	-
Second Quarter 2012	-	-	455,000	8.35	10.35	-	-
TOTAL	4,350,000		19,525,000			1,230,000

	Oil Collars
		Average	Average
Quarter	Bbls	Floor Price(3)	Ceiling Price(3)
First Quarter 2009	9,000	$131.65	$151.65
Second Quarter 2009	9,100	131.40	151.40
Third Quarter 2009	9,200	130.85	150.85
Fourth Quarter 2009	9,200	130.35	150.35
TOTAL	36,500

____________
(1)	Based on Houston Ship Channel (HSC) and WAHA spot prices.

(2)	Basis differential swaps cover the price differential for natural gas between NYMEX and HSC.

(3)	Based on West Texas intermediate index prices.

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

Index

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

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2008, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Investment in Pinnacle Gas Resources, Inc.	$751	$-	$-	$751
Oil and natural gas derivatives	-	38,667	-	38,667
Total	$751	$38,667	$-	$39,418

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

The following disclosures provide unaudited information required by SFAS No. 69, “Disclosures About Oil and Gas Producing Activities.”

Index

Costs Incurred

Costs incurred in oil and natural gas property acquisition, exploration and development activities are summarized below:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Property acquisition costs
Unproved	$271,618	$54,467	$48,409
Proved	-	-	-
Exploration costs	235,382	144,402	104,473
Development costs	49,626	30,562	37,889
Asset retirement obligation	630	1,961	299
Total costs incurred(1)	$557,256	$231,392	$191,070

____________
(1)
Excludes capitalized interest on unproved properties of $20.5 million, $11.7 million and $10.0 million for the years ended December 31, 2008, 2007 and 2006, respectively, and includes capitalized overhead of $7.8 million, $4.5 million and $3.5 million for the years ended December 31, 2008, 2007 and 2006, respectively.

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

	Millions of Cubic Feet
	of Natural Gas
	at December 31,
	2008	2007	2006
Proved developed and undeveloped reserves —
Beginning of year	248,433	166,798	103,058
Purchase of oil and natural gas properties in place	-	-	-
Discoveries and extensions	146,189	131,836	91,090
Revisions	21,661	(34,017)	(11,026)
Sales of oil and gas properties in place	-	(142)	(6,148)
Production	(23,547)	(16,042)	(10,176)
End of year	392,736	248,433	166,798
Proved developed reserves at beginning of year	122,598	73,912	44,681
Proved developed reserves at end of year	216,229	122,598	73,912

Index

	Thousands of Barrels of
	Oil, Condensate and
	Natural Gas Liquids
	at December 31,
	2008	2007	2006
Proved developed and undeveloped reserves -
Beginning of year	16,531	7,195	7,925
Purchase of oil and natural gas properties in place	-	796	-
Discoveries and extensions	2,088	3,536	359
Revisions	36	5,245	(823)
Sales of oil and gas properties in place	-	-	(11)
Production	(347)	(241)	(255)
End of year	18,308	16,531	7,195
Proved developed reserves at beginning of year	6,536	1,638	1,343
Proved developed reserves at end of year	7,869	6,536	1,638

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

Index

Change in Standardized Measure

Changes in the standardized measure of future net cash flows relating to proved oil and natural gas reserves are summarized below:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)
Changes due to current-year operations -
Sales of oil and natural gas, net of oil and natural	$(171,944)	$(101,127)	$(72,077)
gas operating expenses
Extensions and discoveries	228,037	340,503	139,657
Purchases of oil and gas properties	-	20,625	-
Changes due to revisions in standardized variables
Prices and operating expenses	(371,924)	142,126	(71,814)
Income taxes	22,307	(89,158)	16,422
Future development costs, net	11,052	57,126	64,166
Revision of quantities	44,643	(7,614)	(43,362)
Sales of reserves in place	-	(351)	(15,518)
Accretion of discount	83,931	38,718	40,423
Production rates, timing and other	(67,218)	(37,189)	(58,527)
Net change	(221,116)	363,659	(630)
Beginning of year	662,370	298,711	299,341
End of year	$441,254	$662,370	$298,711

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

2008	First	Second	Third		Fourth
	(In thousands, except per share amounts)
Revenues	$53,560	$67,388	$58,527		$37,202
Costs and expenses, net	58,856	80,168 (1)	(7,188	)(1)	129,888 (2)
Net income (loss)	$(5,296)	$(12,780)	$65,715		$(92,686)
Basic net income (loss) per share	$(0.18)	$(0.42)	$2.14		$(3.01)
Diluted net income (loss) per share	$(0.18)	$(0.42)	$2.11		$(3.01)

2007	First	Second	Third		Fourth
	(In thousands, except per share amounts)
Revenues	$22,612	$32,891	$30,305		$39,981
Costs and expenses, net	25,157	24,754	26,072		34,337
Net income (loss)	$(2,545)	$8,137	$4,233		$5,644
Basic net income (loss) per share	$(0.10)	$0.31	$0.16		$0.20
Diluted net income (loss) per share	$(0.10)	$0.31	$0.16		$0.20

____________
(1)	Includes a before tax $48.2 million loss and $77.7 million gain associated with derivatives for the second and third quarter, respectively.
(2)	Includes a before tax $178.5 million impairment of oil and gas properties.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARRIZO OIL & GAS, INC.

	By:	/s/Paul F. Boling
Paul F. Boling
Chief Financial Officer, Vice President,
Secretary and Treasurer

Date: August 17, 2009