Form 10-Q/A
period 2009-03-31
CARRIZO OIL & GAS INC
filed 2009-08-17
CIK 1040593

UNITED STATES
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

EXPLANATORY NOTE

We hereby amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 as originally filed with the Securities and Exchange Commission on May 11, 2009: (i) Item 1 of Part I “Financial Information,” (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” (iii) Item 4 of Part I, “Controls and Procedures,” (iv) Item 6 of Part II, “Exhibits” and we have also updated the signature page and the certifications of our Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2, 32.1 and 32.2.  No other sections were affected.

Upon further review of our March 31, 2009 ceiling test impairment, we determined that there were errors in our impairment calculation, including (1) failure to properly consider certain deferred tax amounts and (2) the incorrect classifications of cost between unevaluated costs and the full cost pool.  The effect of this adjustment is a decrease in the ceiling test impairment of $35.8 million, a decrease in depreciation, depletion and amortization of $1.3 million, a reduction in the net loss of $24.1 million, and a reduction in the property and equipment balance of $2.8 million.  Also upon further review, we determined that the market value of our investment in Pinnacle Gas Resources, Inc (“Pinnacle”) has remained considerably below our book basis since October 2008, resulting in another than temporary impairment.  Accordingly, the effect of this impairment adjustment to our first quarter 2009 results of operations is an increase in the net loss of $1.4 million.

As a result of these errors, we are restating in this Form 10-Q/A our consolidated financial information for the quarter ended March 31, 2009.

The consolidated financial information and the information regarding the restatement that is presented in this Form 10-Q/A supersedes and replaces the information presented in our Current Report on Form 8-K filed on August 10, 2009 and the press release furnished as an exhibit thereto.

No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q to reflect events occurring after the original filing date.

CARRIZO OIL & GAS, INC.

FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

Index

CARRIZO OIL & GAS, INC.
CONSOLIDATED BALANCE SHEETS

(As Restated (See Note 2))

	March 31,	December 31,
ASSETS	2009	2008
	(Unaudited)
	(In thousands, except par value amount)
CURRENT ASSETS:
Cash and cash equivalents	$3,111	$5,184
Accounts receivable, trade (net of allowance for doubtful accounts of $1,486 and $1,264
at March 31, 2009 and December 31, 2008, respectively)	28,768	24,675
Advances to operators	844	336
Fair value of derivative financial instruments	45,467	22,791
Prepayments and deposits	2,097	3,335
Total current assets	80,287	56,321

PROPERTY AND EQUIPMENT, net full-cost method of accounting for oil and natural gas properties (including costs not subject to amortization of $382,424 and
$378,634 at March 31, 2009 and December 31, 2008, respectively)	813,368	986,629
DEFERRED FINANCING COSTS, NET	7,994	8,430
INVESTMENTS	3,182	3,274
FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS	689	15,876
DEFERRED INCOME TAXES	38,989	-
OTHER ASSETS	1,135	1,172
TOTAL ASSETS	$945,644	$1,071,702

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable, trade	$62,239	$46,683
Accrued liabilities	32,271	54,149
Advances for joint operations	7,415	3,815
Current maturities of long-term debt	173	173
Deferred tax liability	15,913	9,103
Total current liabilities	118,011	113,923

LONG-TERM DEBT, NET OF CURRENT MATURITIES AND DEBT DISCOUNT	499,787	475,788
ASSET RETIREMENT OBLIGATION	9,608	6,503
DEFERRED INCOME TAXES	-	34,778
DEFERRED CREDITS	580	625

COMMITMENTS AND CONTINGENCIES	-	-

SHAREHOLDERS' EQUITY:
Common stock, par value $0.01 (90,000 shares authorized; 30,889 and
30,860 issued and outstanding at March 31, 2009 and
December 31, 2008, respectively)	309	309
Additional paid-in capital	422,597	420,778
Retained earnings (deficit)	(105,248)	20,297
Accumulated other comprehensive loss, net of tax	-	(1,299)
Total shareholders' equity	317,658	440,085
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$945,644	$1,071,702

The accompanying notes are an integral part of these consolidated financial statements.

Index

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(As Restated (See Note 2))
	For the Three
	Months Ended
	March 31,
	2009	2008
	(In thousands except
	per share amounts)
OIL AND NATURAL GAS REVENUES	$31,203	$53,560

COSTS AND EXPENSES:
Oil and natural gas operating expenses (exclusive of depreciation, depletion
and amortization shown separately below)	8,037	8,391
Third party gas purchases	550	-
Depreciation, depletion and amortization	15,276	14,087
Impairment of oil and natural gas properties	216,391	-
General and administrative (inclusive of stock-based compensation expense of
$3,426 and $1,480 for the three months ended March 31, 2009 and 2008,
respectively)	7,900	6,519
Accretion expense related to asset retirement obligations	71	58

TOTAL COSTS AND EXPENSES	248,225	29,055

OPERATING INCOME (LOSS)	(217,022)	24,505

OTHER INCOME AND EXPENSES:
Gain (loss) on derivatives, net	30,090	(29,816)
Interest income	6	148
Interest expense	(9,060)	(6,455)
Capitalized interest	4,951	3,718
Impairment of Investment in Pinacle Gas Resources, Inc.	(2,091)	-
Other income and expenses, net	45	69

LOSS BEFORE INCOME TAXES	(193,081)	(7,831)
INCOME TAX BENEFIT	(67,536)	(2,535)

NET LOSS	$(125,545)	$(5,296)

OTHER COMPREHENSIVE LOSS:
Decrease in market value of investment in Pinnacle Gas Resources, Inc.,
net of taxes	(60)	(3,197)
Reclassification of cummulative decrease in market value of investment in
Pinnacle Gas Resources, Inc., net of taxes	1,359	-
COMPREHENSIVE LOSS	$(124,246)	$(8,493)

BASIC LOSS PER SHARE	$(4.07)	$(0.18)
DILUTED LOSS PER SHARE	$(4.07)	$(0.18)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	30,883	29,152
DILUTED	30,883	29,152

The accompanying notes are an integral part of these consolidated financial statements.

Index

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(As Restated (See Note 2))

	For the Three
	Months Ended
	March 31,
	2009	2008
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(125,545)	$(5,296)
Adjustments to reconcile net loss to net
cash provided by operating activities-
Depreciation, depletion and amortization	15,276	14,087
Impairment of oil and gas properties	216,391	-
Fair value (gain) loss of derivative financial instruments	(7,489)	28,072
Provision for allowance for doubtful accounts	222	-
Accretion of discounts on asset retirement obligations	71	58
Stock-based compensation	3,426	1,480
Deferred income taxes	(67,601)	(2,740)
Impairment of investment in Pinnacle Gas Resources, Inc.	2,091	-
Amortization of equity premium associated with Senior Convertible Note	1,361	-
Other	1,260	145
Changes in operating assets and liabilities
Accounts receivable	(4,315)	(5,124)
Other assets	(245)	922
Accounts payable	2,388	7,258
Accrued liabilities	4,443	2,335
Net cash provided by operating activities	41,734	41,197

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(52,869)	(115,571)
Change in capital expenditure accrual	(14,024)	(9,289)
Proceeds from the sale of properties	6	5
Advances to operators	(508)	(55)
Advances for joint operations	3,600	(220)
Other	(57)	(5)
Net cash used in investing activities	(63,852)	(125,135)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from debt issuance and borrowings	24,000	51,000
Debt repayments	(3,929)	(85,563)
Proceeds from common stock offering, net of offering costs	-	135,233
Proceeds from stock options exercised	-	76
Deferred loan costs and other	(26)	(65)
Net cash provided by financing activities	20,045	100,681

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,073)	16,743

CASH AND CASH EQUIVALENTS, beginning of period	5,184	8,026

CASH AND CASH EQUIVALENTS, end of period	$3,111	$24,769

CASH PAID FOR INTEREST (NET OF AMOUNTS CAPITALIZED)	$-	$2,466

The accompanying notes are an integral part of these consolidated financial statements.

Index

CARRIZO OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany transactions and balances.  The financial statements reflect necessary adjustments, all of which were of a recurring nature and are in the opinion of management necessary for a fair presentation.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The Company believes that the disclosures presented are adequate to allow the information presented not to be misleading.  The financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008 (the “2008 Form 10-K/A”).

Unconsolidated Investments

The Company accounts for its investment in Oxane Materials, Inc. using the cost method of accounting and adjusts the carrying amount of its investment for contributions to and distributions from the entity.

The Company’s investment in Pinnacle is classified as available-for-sale.  The Company adjusts the book value to fair market value through other comprehensive income (loss), net of taxes.  If the impairment is other than temporary, the cumulative loss will be reclassified to the Statement of Operations from Other Comprehensive Loss.

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

Depreciation, depletion and amortization (“DD&A”) of proved oil and natural gas properties is based on the unit-of-production method using estimates of proved reserve quantities.  Costs not subject to amortization include costs of unevaluated leaseholds, seismic costs associated with specific unevaluated properties and exploratory wells in progress.  These costs are evaluated periodically for impairment on a property-by-property basis.  If the results of an assessment indicate that the properties have been impaired, the amount of such impairment is determined and added to the proved oil and natural gas property costs subject to DD&A.  The depletable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values.  The depletion rate per Mcfe for the quarters ended March 31, 2009 and 2008 was $1.83 and $2.19, respectively.

Dispositions of oil and natural gas properties are accounted for as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments would significantly alter the relationship between capitalized costs and proved reserves.

Net capitalized costs are limited to a “ceiling-test” based on the estimated future net revenues, discounted at 10% per annum, from proved oil and natural gas reserves, based on current economic and operating conditions.  If net capitalized costs exceed this limit, the excess is charged to earnings.  For the first quarter of 2009, the Company elected to use a pricing date subsequent to the balance sheet date, as allowed by current SEC guidelines, to calculate the full cost ceiling test.  Using prices as of May 6, 2009, the Company incurred an impairment charge of $216.4 million ($140.7 million net of tax).  Had the Company used prices in effect as of the balance sheet date, an impairment of $323.2 million ($210.1 million net of tax) would have been recorded for the first quarter of 2009.  The option to use a pricing date subsequent to the balance sheet will no longer be available to the Company starting with our fiscal year ending on December 31, 2009 due to the adoption of the new oil and natural gas reporting requirements as described below under “Recently Issued Accounting Pronouncements.”

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

Index

Earnings Per Share

Supplemental earnings per share information is provided below:

	Three Months
	Ended March 31,
	2009	2008
	(In thousands, except
	per share amounts)

Net loss	$(125,545)	$(5,296)

Average common shares outstanding
Weighted average common shares outstanding (1)	30,883	29,152
Stock options	-	-
Diluted weighted average common shares outstanding	30,883	29,152

Loss per common share
Basic	$(4.07)	$(0.18)
Diluted	$(4.07)	$(0.18)
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

2.	RESTATEMENT FOR CEILING TEST IMPAIRMENT AND IMPLEMENTATION OF NEW ACCOUNTING PRONOUNCEMENTS

After further review of its March 31, 2009 ceiling test impairment, the Company determined that its impairment calculation did not take into account correctly the deferred taxes related to the impairment and the proved costs subject to the ceiling test limitation were not accurate.  The Company also determined that after six months of the common stock of Pinnacle trading below the  Company’s book basis per share, the impairment in Pinnacle is deemed to be other than temporary and has therefore reclassified the cumulative loss from Other Comprehensive Income to impairment expense.  As a result, the Company is restating certain of it’s consolidated financial information for the quarter ended March 31, 2009 in this Form 10-Q/A.  The restatements resulted in a decrease to depletion, depreciation and amortization (“DD&A”) of $1.3 million, a decrease in impairment of oil and natural gas properties from $252.2 million to $216.4 million and an impairment charge of our investment in Pinnacle of $2.1 million.

On January 1, 2009, the Company adopted FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (Including Partial Cash Settlement)” (“APB 14-1”), which clarifies the accounting for convertible debt instruments that may be settled in cash (including partial cash settlement) upon conversion.  APB 14-1 requires that issuers of convertible debt separately account for the liability and equity components in a manner that reflects the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods.  Once adopted, APB 14-1 requires retrospective application to the terms of instruments as they existed for periods presented.  The adoption of APB 14-1 affects the accounting for the Convertible Senior Notes.  The retrospective application of this accounting pronouncement affects the Company’s results of operations for the three months ended March 31, 2009.

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

The following table sets forth the effect of the restatements and the retrospective application of EITF 03-6-1 and APB 14-1 on certain previously reported items.

Index

Consolidated Statement of Income:

	March 31, 2009		March 31, 2008
	Originally	As	Originally	As
	Reported	Restated	Reported	Restated
	(In thousands, except per share amounts)
Depreciation, depletion and amortization	$16,543	$15,276
Impairment of oil and natural gas properties	252,195	216,391
Impairment of investment in
Pinnacle Gas Resources, Inc.	-	2,091
Loss before income tax	(228,061)	(193,081)
Income tax benefit	(79,779)	(67,534)
Net Loss	(148,282)	(125,545)

Basic Loss Per Share	$(4.80)	$(4.07)	$(0.18)	$(0.18)
Diluted Loss Per Share	$(4.80)	$(4.07)	$(0.18)	$(0.18)

Weighted Average Common Shares Outstanding
Basic			28,799	29,152
Diluted			28,799	29,152

Consolidated Balance Sheet:

	March 31, 2009
	Originally	As
	Reported	Restated
	(In thousands)
Property and Equipment	$816,176	$813,368
Deferred Income Taxes	38,006	38,989
Total Shareholders' Equity	319,483	317,658

In addition, the restatements resulted in changes to Notes 4 and 5.

3.	LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
		(Restated)(1)
	(In thousands)
Convertible Senior Notes	$373,750	$373,750
Unamortized discount for Convertible Senior Notes	(54,270)	(57,269)
Senior Secured Revolving Credit Facility	180,000	159,000
Other	480	480
	499,960	475,961
Current maturities	(173)	(173)

	$499,787	$475,788

__________
(1)	See Note 2 for a discussion of the restatement related to the implementation of APB 14-1.

Index

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

Index
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

Index

4.	INVESTMENTS

Investments consisted of the following at March 31, 2009 and December 31, 2008:

	March 31,	December 31,
	2009	2008
	(In thousands)
Pinnacle Gas Resources, Inc.	$659	$751
Oxane Materials, Inc.	2,523	2,523

	$3,182	$3,274

Pinnacle Gas Resources, Inc.

In 2003, the Company and its wholly-owned subsidiary CCBM, Inc. (“CCBM”) contributed their interests in certain natural gas and oil leases in Wyoming and Montana in areas prospective for coalbed methane to a newly formed entity, Pinnacle.  As of March 31, 2009, the Company owned 2,439,238 shares of Pinnacle common stock.

The Company classifies the Pinnacle investment as available-for-sale and adjusts the investment to fair value through other comprehensive income.  At March 31, 2009, the Company reported the fair value of the stock at $0.7 million (based on the closing price of Pinnacle’s common stock on March 31, 2009), which is approximately $2.1 million below original cost.  The last date on which the fair value of the Company’s investment in Pinnacle was in excess of, or equal to, the original cost of approximately $2.8 million was in October 2008.  Because the market value of the Company’s investment in Pinnacle has consistently remained below its original book basis for more than six months, the Company has determined that the impairment is other than temporary and accordingly, has recorded an impairment expense of $2.1 million.

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

The Company provided deferred federal income taxes at the rate of 35% (which also approximates its statutory rate) that amounted to a federal tax benefit of $67.6 million and $2.7 million for the three months ended March 31, 2009 and 2008, respectively.  At March 31, 2009, the Company had a net deferred tax asset of $23.1 million.  The Company has determined that its deferred tax assets are fully realizable thus no valuation allowance for the net asset is currently needed.

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

Index

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

Index

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected certain aspects of the Company’s financial position and results of operations during the periods included in the accompanying unaudited financial statements.  You should read this in conjunction with the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements included in our Annual Report on Form 10-K/A for the year ended December 31, 2008 and the unaudited financial statements included elsewhere herein.

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

Commodity prices.  Our average natural gas price during the first quarter of 2009 was $3.63 per Mcf (excluding the impact of our hedges), $4.43 per Mcf, or 55%, lower than the price in the first quarter of 2008 and $1.21 per Mcf, or 25%, lower than the price in the fourth quarter of 2008.  Primarily as a result of these depressed commodity prices, we recorded a full cost ceiling test impairment of $216.4 million for the first quarter of 2009.

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

Index

Results of Operations

Three Months Ended March 31, 2009,
Compared to the Three Months Ended March 31, 2008

Revenues from oil and natural gas production for the three months ended March 31, 2009 decreased 43% to $30.7 million from $53.6 million for the same period in 2008 due to declining oil and natural gas prices.  Production volumes for natural gas for the three months ended March 31, 2009 increased 33% to 8.0 Bcf from 6.0 Bcf for the same period in 2008.  Average natural gas prices, excluding the impact of the from our settled derivatives gain of $19.8 million and loss of $1.1 million for the quarters ended March 31, 2009 and 2008, respectively, decreased to $3.63 per Mcf in the first quarter of 2009 from $8.06 per Mcf in the same period in 2008.  Average oil prices, excluding the impact of our settled derivative gain of $2.8 million and loss of $(0.4) million for the quarters ended March 31, 2009 and 2008, respectively, decreased 59% to $39.38 per barrel from $96.10 per barrel in the same period in 2008.  The increase in natural gas production volume was due primarily to new production from wells in the Barnett Shale that commenced production since the first quarter of 2008.  These increases were partially offset by the natural decline of other properties.

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

Depreciation, depletion and amortization (DD&A) expense for the three months ended March 31, 2009 increased 8% to $15.3 million ($1.85 per Mcfe) from $14.1 million ($2.22 per Mcfe) for the same period in 2008.  This increase in DD&A was primarily due to an increase in production volumes partially offset by a lower depletion rate primarily due to the fourth quarter 2008 ceiling test impairment.

The significant decline in oil and natural gas prices since December 31, 2008, indicated by average posted prices of $3.17 per Mcf for natural gas and $51.76 per Bbl for oil on May 6, 2009, caused the discounted present value (discounted at ten percent) of future net cash flows from our proved oil and gas reserves to fall below our net book basis in the proved oil and gas properties.  This resulted in a non-cash, ceiling test write-down at the end of the first quarter of 2009 of $216.4 million ($140.6 million after tax).

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

Index

Overview of Cash Flow Activities. Cash flows provided by operating activities were $41.7 million and $41.2 million for the three months ended March 31, 2009 and 2008, respectively. The increase was primarily due to an increase in revenues largely attributable to a 30% increase in production. Natural gas prices have fallen since the third quarter of 2008 and have continued to decline in 2009, having a negative impact on our cash flow from operations and on our 2009 drilling plans. Despite our increase in natural gas production, further decreases in natural gas prices could have a further negative impact on our cash flow from operations and on our 2009 drilling plans.

Cash flows used in investing activities were $63.9 and $125.1 million for the three months ended March 31, 2009 and 2008 and related primarily to oil and gas property expenditures.

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

We amortize natural gas and oil properties based on the unit-of-production method using estimates of proved reserve quantities.  Costs not subject to amortization include costs of unevaluated leaseholds, seismic costs associated with specific unevaluated properties and exploratory wells in progress.  We periodically evaluate these costs for impairment.  If the results of an assessment indicate that the properties are impaired, we add the amount of impairment to the proved natural gas and oil property costs to be amortized.  The amortizable base includes estimated future development costs and, where significant, dismantlement, restoration and abandonment costs, net of estimated salvage values.  The depletion rate per Mcfe for the three months ended March 31, 2009 and 2008 was $1.83 and $2.19, respectively.

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

The Full Cost Ceiling impairment at March 31, 2009 of $216.4 million was based upon average May 6, 2009 realized oil, natural gas liquids and natural gas prices of $51.76 per Bbl, $24.51 per Bbl and $3.17 per Mcf, respectively, or a volume weighted average price of $23.32 per BOE.  For the first quarter of 2009, we elected to use a pricing date subsequent to the balance sheet date, as allowed by current SEC guidelines, to calculate the full cost ceiling impairment.  Had we used the March 31, 2009 average realized prices of oil, natural gas liquids and natural gas of $45.13 per Bbl, $18.92 per Bbl and $2.74 per Mcf, respectively, we would have incurred a ceiling test impairment of $323.2 million ($210.1 million after tax) during the first quarter of 2009.  The option to use a pricing date subsequent to the balance sheet will no longer be available to us starting December 31, 2009 due to our mandatory adoption of the new oil and natural gas reporting requirements as described above under “Recently Issued Accounting Pronouncements”.  These new rules will require the use of an average price over a twelve-month period.  We would not have had a Full Cost Ceiling write-down at an estimated volume weighted average price of $32.55 per BOE. A BOE means one barrel of oil equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids, which approximates the relative energy content of oil, condensate and natural gas liquids as compared to natural gas.  Prices have historically been higher or substantially higher, more often for oil than natural gas on an energy equivalent basis, although there have been periods in which they have been lower or substantially lower.  The Full Cost Ceiling impairment was primarily the result of the decline in commodity prices.

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

Index

We have a significant amount of proved undeveloped reserves.  We had 239.1 Bcfe of proved undeveloped reserves at December 31, 2008, representing 48% of our total proved reserves.  As of December 31, 2008, a portion of these proved undeveloped reserves, or approximately 29.9 Bcfe, are attributable to our Camp Hill properties that we acquired in 1994.  The estimated future development costs to develop our proved undeveloped reserves on our Camp Hill properties are relatively low, on a per Mcfe basis, when compared to the estimated future development costs to develop our proved undeveloped reserves on our other oil and natural gas properties.  Furthermore, the average depletable life (the estimated time that it will take to produce all recoverable reserves) of our Camp Hill properties is considerably longer, or approximately 15 years, when compared to the depletable life of our remaining oil and natural gas properties of approximately 10 years.  Accordingly, the combination of a relatively low ratio of future development costs and a relatively long depletable life on our Camp Hill properties has resulted in a relatively low overall historical depletion rate and DD&A expense.  This has resulted in a capitalized cost basis associated with producing properties being depleted over a longer period than the associated production and revenue stream, causing the build-up of nondepleted capitalized costs associated with properties that have been completely depleted.  This combination of factors, in turn, has had a favorable impact on our earnings, which have been higher than they would have been had the Camp Hill properties not resulted in a relatively low overall depletion rate and DD&A expense and longer depletion period.  As a hypothetical illustration of this impact, the removal of our Camp Hill proved undeveloped reserves starting January 1, 2002 would have reduced our earnings by (a) an estimated $11.2 million in 2002 (comprised of after-tax charges for a $7.1 million full cost ceiling impairment and a $4.1 million depletion expense increase), (b) an estimated $5.9 million in 2003 (due to higher depletion expense), (c) an estimated $3.4 million in 2004 (due to higher depletion expense), (d) an estimated $6.9 million in 2005 (due to higher depletion expense), (e) an estimated $0.7 million in 2006 (due to higher depletion expense), (f) an estimated $2.0 million in 2007 (due to higher depletion expense), and (g) an estimated $9.2 million in 2008 (comprised of after tax charges for an $8.5 million full cost ceiling test impairment and a $0.7 million depletion expense increase).

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

For information regarding our other critical accounting policies, see the 2008 Form 10-K/A.

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

Index

Forward Looking Statements

The statements contained in all parts of this document, including, but not limited to, those relating to our schedule, targets, estimates or results of future drilling, including the number, timing and results of wells, budgeted wells, increases in wells, the timing and risk involved in drilling follow-up wells, expected working or net revenue interests, planned expenditures, prospects budgeted and other future capital expenditures, efforts to control capital costs, risk profile of oil and natural gas exploration, acquisition of 3-D seismic data (including number, timing and size of projects), planned evaluation of prospects, probability of prospects having oil and natural gas, expected production or reserves, increases in reserves, acreage, working capital requirements, hedging activities, credit risk of hedging counterparties, the ability of expected sources of liquidity to implement the Company’s business strategy, future exploration activity, production rates, 2009 drilling program, growth in production, development of new drilling programs, hedging of production and exploration and development expenditures, Camp Hill development, addition of new lenders under the Senior Credit Facility, fair value of the Company’s investment in Pinnacle Gas Resources, Inc, (“Pinnacle”) and all and any other statements regarding future operations, financial results, business plans and cash needs, potential borrowing base increases and other statements that are not historical facts are forward looking statements.  When used in this document, the words “anticipate,” “estimate,” “expect,” “may,” “project,” “believe” and similar expressions are intended to be among the statements that identify forward looking statements.  Such statements involve risks and uncertainties, including, but not limited to, those relating to the Company's dependence on its exploratory drilling activities, the volatility of oil and natural gas prices, the need to replace reserves depleted by production, operating risks of oil and natural gas operations, the Company’s dependence on its key personnel, factors that affect the Company's ability to manage its growth and achieve its business strategy, technological changes, significant capital requirements of the Company, borrowing base determinations and availability under the Senior Credit Facility, evaluations of the Company by potential lenders u under the Senior Credit Facility, results of operation of Pinnacle, the potential impact of government regulations, litigation, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks, availability of equipment, weather, availability of financing, actions by lenders, ability to obtain permits, the results of audits and assessments, and other factors detailed in the “Risk Factors” and other sections of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2008 and in this and its other filings with the Securities and Exchange Commission.  Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated.  All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties.  You should not place undue reliance on forward-looking statements.  Each forward-looking statement speaks only as of the date of the particular statement and the Company undertakes no obligation to update or revise any forward-looking statement.

Index

ITEM 4 - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  As described in more detail in our Foprm10-K/A filed on August 17, 2009, we identified a material weakness in our internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15-d15(f) in connection with further review of our ceiling test impairments as of December 31, 2008 and March 31, 2009.  As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2009, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the Commission under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the Commission’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer , as appropriate to allow timely decisions regarding required disclosure.  We have outlined a number of initiatives, as discussed below, designed to remediate the material weakness.

Subsequent to the issuance of the Form 10-Q for the quarterly period ended March 31, 2009, we identified an error resulting from the presence of certain computational deficiencies in our standard ceiling test computation format, most notably the absence of the pre-tax, gross-up computation and a reconciling proof of the oil and gas property and related deferred tax amounts to the financial statements (in the event of an after-tax, ceiling test write-down).  Upon further review, we also discovered additional errors which partially offset the impact of the pre-tax, gross up error.  These offsetting errors included: (1) the incorrect classification of a portion of the capitalized interest in the full cost pool that related to unevaluated properties, (2) the failure to properly consider certain deferred tax amounts and (3) the incorrect classification of certain unevaluated leasehold costs in the full cost pool.

These errors and/or omissions resulted in a restatement of the March 31, 2009 consolidated financial statements and were an indication that a material weakness was present at March 31, 2009, increasing the likelihood to more than remote that a material misstatement of our annual or interim financial statements would not be prevented or detected.  These deficiencies ultimately affect the accuracy of our financial statement reporting and disclosures.  As a result, management has concluded that our internal controls over financial reporting were not effective as of March 31, 2009. We have implemented procedures discussed below designed to prevent these specific errors from occurring in the future.

We have taken or plan to take the following initiatives in the third quarter of 2009: (1) delegate preparation of certain critical workpapers to our financial reporting staff allowing our financial reporting manager to perform more qualitative review analysis, (2) remove the computational deficiencies from our standard ceiling test workpaper format, (3) improve workpaper formats and implement comparative analysis within these critical workpapers to enhance qualitative analysis and (4) prepare a reconciliation of the quarter-to-quarter changes in costs associated with unevaluated property and proved undeveloped locations that will be used to determine the reclassification of costs to the full cost pool.

We have discussed this material weakness and our planned remediation steps with our Audit Committee and believe that such enhanced procedures and workpaper formats, once fully implemented, will prospectively mitigate this material weakness.

Changes in Internal Controls.  There was no change in our internal control over financial reporting during the quarter ended March 31, 2009, that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  As described above we identified a material weakness in our internal control over financial reporting and have described a number of planned changes to our internal control over financial reporting during the third quarter of 2009 designed to remediate this material weakness.  This Item 4 should be read in conjunction with Item 9A included in the Form 10-K/A.

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

Carrizo Oil & Gas, Inc.
(Registrant)

Date: August 17, 2009	By: /s/S. P. Johnson, IV
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 17, 2009	By: /s/Paul F. Boling
Chief Financial Officer
(Principal Financial and Accounting Officer)