Form 10-Q/A
period 2009-09-30
CARRIZO OIL & GAS INC
filed 2009-11-20
CIK 1040593

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
(Amendment No. 1)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
YES ☑     NO ☐
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
YES ☐     NO ☑
     The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 2, 2009, the latest practicable date, was 31,072,006.

EXPLANATORY NOTE
     We hereby amend and restate in its entirety Item 4 of Part I, “Controls and Procedures,” and Item 1A of Part II, “Risk Factors,” of our Form 10-Q for the quarter ended September 30, 2009, as originally filed with the Securities and Exchange Commission on November 9, 2009, to correctly describe the status of our remediation efforts regarding the material weakness in our internal control over financial reporting that was disclosed in our Form 10-K/A for the year ended December 31, 2008, our Form 10-Q/A for the quarter ended March 31, 2009 and our Form 10-Q for the quarter ended June 30, 2009. No other sections are affected.

EX-31.1
EX-31.2

CARRIZO OIL & GAS, INC.
FORM 10-Q/A
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
INDEX

PAGE
PART I. FINANCIAL INFORMATION

Item 4. Controls and Procedures	2

PART II. OTHER INFORMATION

Item 1A. Risk Factors	3

Item 6. Exhibits	10

SIGNATURES	11

PART I
ITEM 4 - CONTROLS AND PROCEDURES
     Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. As described in more detail in our Form 10-K/A filed on August 17, 2009, we identified a material weakness in our internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) in connection with further review of our ceiling test impairments as of December 31, 2008 and March 31, 2009. As a result of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2009, our disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit to the SEC under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We have outlined a number of initiatives, as discussed below, designed to remediate the material weakness.
     Changes in Internal Controls. As described in more detail in our Annual Report on Form 10-K/A for the year ended December 31, 2008, our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2009 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, we identified a material weakness in our internal control over financial reporting and described a number of planned procedures designed to remediate this weakness, including (1) delegating preparation of certain critical workpapers to our financial reporting staff allowing our financial reporting manager to perform more qualitative review analysis, (2) removing the computational deficiencies from our standard ceiling test workpaper format, (3) improving workpaper formats and implement comparative analysis within these critical workpapers to enhance qualitative analysis, and (4) preparing a reconciliation of the quarter-to-quarter changes in costs associated with unevaluated property and proved undeveloped locations that will be used to determine the reclassification of costs to the full cost pool. These planned procedures were implemented in the quarter ended September 30, 2009 and our internal control over financial reporting, as modified by these procedures, were applied to the analysis of the ceiling test computation at September 30, 2009. However, management has not completed the testing of the effectiveness of these newly implemented procedures and, therefore, as stated above, has determined that our disclosure controls and procedures were not effective at September 30, 2009.
     This Item 4 should be read in conjunction with Part II, Item 9A in our Annual Report on Form 10-K/A for the year ended December 31, 2008, Part I, Item 4 in our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2009 and Part I, Item 4 in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

PART II. OTHER INFORMATION

Item 1A	- Risk Factors
     In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K/A for the year ended December 31, 2008, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
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
     Our revenue, profitability, cash flow, future growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent on prevailing prices of natural gas and oil. Historically, the markets for natural gas and oil prices have been volatile, and those markets are likely to continue to be volatile in the future. It is impossible to predict future natural gas and oil price movements with certainty. Prices for natural gas and oil are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for natural gas and oil, market uncertainty and a variety of additional factors beyond our control. These factors include:
     · the level of consumer product demand;
     · overall economic conditions;
     · weather conditions;
     · domestic and foreign governmental relations, regulations and taxes;
     · the price and availability of alternative fuels;
     · political conditions;

     · the level and price of foreign imports of oil and liquefied natural gas; and
     · the ability of the members of the Organization of Petroleum Exporting Countries to agree upon and maintain production constraints and oil price controls.
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
     Accordingly, reserve estimates may be subject to upward or downward adjustment, and actual production, revenue and expenditures with respect to our reserves likely will vary, possibly materially, from estimates. Additionally, there recently has been increased debate and disagreement over the classification of reserves, with particular focus on proved undeveloped reserves. In late 2008, the SEC adopted new rules regarding the classification of reserves. However, the interpretation of these rules and their applicability in different situations remains unclear in many respects. Changing interpretations of the classification standards or disagreements with our interpretations could cause us to write-down reserves. Please read “- As a result of an ongoing SEC staff review, we may be required to reclassify or write-off reserves.” In addition, the new SEC rules regarding classification of reserves require that in calculating economic producibility of proved reserves, a company must generally use a 12-month average price, calculated as the unweighted arithmetic average of the first-day-of-the-month price for each month within the 12-month period prior to the end of the reporting period. Natural gas prices on the first day of each month in 2009 have been historically low and, as a result, when the applying the new rules, we may be required to reclassify certain proved reserves as of year-end 2009.
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
     The discounted future net cash flows included our filings with the SEC are not necessarily the same as the current market value of our estimated natural gas and oil reserves. As required by the SEC, the estimated discounted future net cash flows from proved reserves are currently based on prices and costs as of the date of the estimate and soon will be based on monthly averages. Actual future net cash flows also will be affected by factors such as:
     · the actual prices we receive for natural gas and oil;
     · our actual operating costs in producing natural gas and oil;
     · the amount and timing of actual production;
     · supply and demand for natural gas and oil;
     · increases or decreases in consumption of natural gas and oil; and
     · changes in governmental regulations or taxation.
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
     · our ability to obtain financing for working capital, capital expenditures, our drilling program, purchases of new technology or other purposes may be impaired;
     · the covenants in our senior credit facility that limit our ability to borrow additional funds and dispose of assets may affect our flexibility in planning for, and reacting to, changes in business conditions;
     · because our indebtedness is subject to variable interest rates, we are vulnerable to increases in interest rates;
     · any additional financing we obtain may be on unfavorable terms;
     · we may be required to use a substantial portion of our cash flow to make debt service payments, which will reduce the funds that would otherwise be available for operations and future business opportunities;
     · a substantial decrease in our operating cash flow or an increase in our expenses could make it difficult for us to meet debt service requirements and could require us to modify our operations, including by curtailing portions of our drilling program, selling assets, reducing our capital expenditures, refinancing all or a portion of our existing debt or obtaining additional financing; and
     · we may become more vulnerable to downturns in our business or the economy.
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
     We do not operate all of the properties in which we have an interest. As a result, we have limited ability to exercise influence over, and control the risks associated with, operations of these properties. The failure of an operator of our wells to adequately perform operations, an operator’s breach of the applicable agreements or an operator’s failure to act in ways that are in our best interests could reduce our production and revenues or could create liability for us for the operator’s failure to properly maintain the well and facilities and to adhere to applicable safety and environmental standards. With respect to properties that we do not operate:
     · the operator could refuse to initiate exploration or development projects;
     · if we proceed with any of those projects the operator has refused to initiate, we may not receive any funding from the operator with respect to that project;
     · the operator may initiate exploration or development projects on a different schedule than we would prefer;
     · the operator may propose greater capital expenditures than we wish, including expenditures to drill more wells or build more facilities on a project than we have funds for, which may mean that we cannot participate in those projects or participate in a substantial amount of the revenues from those projects; and
     · the operator may not have sufficient expertise or resources.
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
     As of December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009, we had a material weakness in our internal control over financial reporting, and our internal control over financial reporting was not effective as of those dates. If we fail to maintain an effective system of internal controls, we may not be able to provide timely and accurate financial statements.
     As more fully described under “Controls and Procedures” in our Annual Report on Form 10-K/A for the year ended December 31, 2008, our Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2009, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, and our Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2009, our management identified a material weakness related to the ceiling test impairment and the classification of proved costs. As a result of the material weakness, management concluded that, as of December 31, 2008, March 31, 2009, June 30, 2009 and September 30, 2009, we did not maintain effective internal control over financial reporting.
     Management identified the material weakness referred to above in August of 2009 in a subsequent review of the December 31, 2008 and March 31, 2009 ceiling test calculations.
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
     We implemented initiatives to remediate the material weakness in our internal controls. The steps we have taken to address the material weakness may not be effective. However, any failure to effectively address a material weakness or other control deficiency or implement required new or improved controls, or difficulties encountered in their implementation, could limit our ability to obtain financing, harm our reputation, disrupt our ability to process key components of our result of operations and financial condition timely and accurately and cause us to fail to meet our reporting obligations under rules of the SEC and NASDAQ and our various debt arrangements.

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

Carrizo Oil & Gas, Inc. (Registrant)
Date: November 20, 2009	By:	/s/ S.P. Johnson IV
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 20, 2009	By:	/s/ Paul F. Boling
Chief Financial Officer
(Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number		Description
31.1	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.