Form 10-Q
period 2010-03-31
CARRIZO OIL & GAS INC
filed 2010-05-07
CIK 1040593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer []    Accelerated filer [X]

Non-accelerated filer [ ]                                                                                      Smaller reporting company [ ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES [ ]          NO [X]

The number of shares outstanding of the registrant's common stock, par value $0.01 per share, as of April 30, 2010 was 34,611,408.

CARRIZO OIL & GAS, INC.

FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2010

Index

CARRIZO OIL & GAS, INC.
CONSOLIDATED BALANCE SHEETS
	March 31,	December 31,
ASSETS	2010	2009
	(Unaudited)
	(In thousands, except per share amount)
CURRENT ASSETS:
Cash and cash equivalents	$2,367	$3,837
Accounts receivable, net
Oil and gas sales	13,027	13,202
Joint interest billing	8,300	4,901
Related party	2,926	445
Other	2,968	2,793
Advances to operators	398	540
Fair value of derivative financial instruments	25,259	8,404
Other current assets	2,528	1,278
Total current assets	57,773	35,400

PROPERTY AND EQUIPMENT, NET
Oil and gas properties using the full-cost method of accounting:
Proved oil and gas properties, net	418,427	399,182
Costs not subject to amortization	360,787	330,607
Other property and equipment, net	4,159	3,911
TOTAL PROPERTY AND EQUIPMENT, NET	783,373	733,700
DEFERRED FINANCING COSTS, NET	8,953	9,738
INVESTMENTS	3,341	3,358
FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS	6,652	6,477
DEFERRED INCOME TAX	62,831	70,217
INVENTORY	3,292	3,292
OTHER ASSETS	1,006	925
TOTAL ASSETS	$927,221	$863,107

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES:
Accounts payable, trade	$18,301	$19,907
Revenue and royalties payable	28,755	27,390
Accrued drilling costs	14,169	17,251
Accrued interest	6,098	1,922
Other accrued liabilities	7,796	11,120
Advances for joint operations	2,952	1,739
Current maturities of long-term debt	308	148
Deferred income tax	6,761	1,474
Other current liabilities	3,587	1,777
Total current liabilities	88,727	82,728

LONG-TERM DEBT, NET OF CURRENT MATURITIES AND DEBT DISCOUNT	559,741	520,188
ASSET RETIREMENT OBLIGATION	4,382	5,410
FAIR VALUE OF DERIVATIVE FINANCIAL INSTRUMENTS	195	2,818
OTHER LIABILITIES	4,494	4,354

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
Common stock, par value $0.01 (90,000 shares authorized; 31,348 and
31,0000 issued and outstanding at March 31, 2010 and
December 31, 2009, respectively)	313	311
Additional paid-in capital	434,107	431,757
Accumulated deficit	(164,812)	(184,548)
Accumulated other comprehensive income, net of taxes	74	89
Total shareholders' equity	269,682	247,609
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$927,221	$863,107

The accompanying notes are an integral part of these consolidated financial statements.

Index

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
	For the Three Months Ended
	March 31,
	2010	2009
	(In thousands except
	per share amounts)
REVENUES:
Oil and gas revenues	$38,956	$30,734
Other revenues	468	469

TOTAL REVENUES	39,424	31,203

COSTS AND EXPENSES:
Lease operating	3,751	5,183
Production tax	905	(1,322)
Ad valorem tax	1,204	897
Transportation, gathering and processing	1,333	3,279
Gas purchases	461	550
Depreciation, depletion and amortization	9,841	15,276
Impairment of oil and gas properties	-	216,391
General and administrative (inclusive of stock-based compensation expense of $2,164 and $3,426 for the three months ended March 31, 2010
and 2009, respectively)	6,936	7,900
Accretion expense related to asset retirement obligation	51	71

TOTAL COSTS AND EXPENSES	24,482	248,225

OPERATING INCOME (LOSS)	14,942	(217,022)

OTHER INCOME AND EXPENSES:
Gain on derivatives, net	22,802	30,090
Interest expense	(9,810)	(9,060)
Capitalized interest	4,469	4,951
Impairment of investment in Pinnacle Gas Resources, Inc.	-	(2,091)
Other income, net	30	51

INCOME (LOSS) BEFORE INCOME TAXES	32,433	(193,081)
INCOME TAX (EXPENSE) BENEFIT	(12,697)	67,536

NET INCOME (LOSS)	$19,736	$(125,545)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAXES:
Decrease in market value of investment in Pinnacle Gas Resources, Inc.	(15)	(60)
Reclassification of cumulative decrease in market value of investment in Pinnacle
Gas Resources, Inc., net of tax	-	1,359

COMPREHENSIVE INCOME (LOSS)	$19,721	$(124,246)

BASIC INCOME (LOSS) PER COMMON SHARE	$0.64	$(4.07)

DILUTED INCOME (LOSS) PER COMMON SHARE	$0.63	$(4.07)

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
BASIC	31,071	30,883
DILUTED	31,515	30,883

The accompanying notes are an integral part of these consolidated financial statements.

Index

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	For the Three
	Months Ended
	March 31,
	2010	2009
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$19,736	$(125,545)
Adjustment to reconcile net income (loss) to net cash provided by operating activities-
Depreciation, depletion and amortization	9,841	15,276
Impairment of oil and gas properties	-	216,391
Unrealized gain on derivative financial instruments	(17,627)	(11,280)
Accretion of discount on asset retirement obligation	51	71
Stock-based compensation	2,164	3,426
Allowance for doutbful accounts	123	222
Deferred income taxes	12,682	(67,601)
Amortization of equity premium associated with Convertible Senior Notes	1,695	1,361
Impairment of investment in Pinnacle Gas Resources, Inc.	-	2,091
Other	674	1,260
Changes in operating assets and liabilities -
Accounts receivable	(3,072)	(524)
Other assets	(339)	(245)
Accounts payable	(326)	2,388
Accrued liabilities	1,361	4,443
Net cash provided by operating activities	26,963	41,734

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(60,994)	(52,869)
Change in drilling cost accrual	(3,458)	(14,024)
Proceeds from the sale of oil and gas properties	592	6
Advances to operators	142	(508)
Advances for joint operations	(1,716)	3,600
Other	(156)	(57)
Net cash used in investing activities	(65,590)	(63,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	52,600	24,000
Debt repayments	(16,000)	(3,929)
Proceeds from stock options exercised	557	-
Payments of financing costs and other	-	(26)
Net cash provided by financing activities	37,157	20,045

DECREASE IN CASH AND CASH EQUIVALENTS	(1,470)	(2,073)

CASH AND CASH EQUIVALENTS, beginning of period	3,837	5,184

CASH AND CASH EQUIVALENTS, end of period	$2,367	$3,111

The accompanying notes are an integral part of these consolidated financial statements.

Index

CARRIZO OIL & GAS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	NATURE OF OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Carrizo Oil & Gas, Inc., a Texas corporation (“Carrizo” or the “Company”) is an independent energy company engaged in the exploration, development and production of oil and gas, primarily in the Barnett Shale area in North Texas, the Marcellus Shale area in Appalachia, the Eagle Ford Shale in South Texas, the Niobrara formation in Colorado and in other proved onshore trends along the Texas and Louisiana Gulf Coast regions. The Company’s other interests include properties in the U.K. North Sea.

Principles of Consolidation

The consolidated financial statements are presented in accordance with U.S. generally accepted accounting principles.  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany transactions and balances.  The financial statements reflect necessary adjustments, all of which were of a recurring nature and are in the opinion of management necessary for a fair presentation.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).  The Company believes that the disclosures presented are adequate to allow the information presented not to be misleading.  The financial statements included herein should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Unconsolidated Investments

The Company accounts for its investment in Pinnacle Gas Resources, Inc. as available-for-sale and adjusts the book value to fair market value through other comprehensive income (loss), net of taxes.  This fair value is assessed quarterly for other than temporary impairment based on publicly available information.  If the impairment is deemed other than temporary, it will be recognized in earnings.  Subsequent recoveries in fair value are reflected as increases to investments and other comprehensive income (loss), net of taxes.

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

Significant estimates include volumes of oil and natural gas reserves used in calculating depletion of proved oil and natural gas properties, future net revenues and abandonment obligations, impairment of unproved properties, future taxable income and related income tax assets/liabilities, the collectability of outstanding accounts receivable, fair values of derivatives, stock-based compensation expense, contingencies and the results of current and future litigation.  Oil and natural gas reserve estimates which are the basis for unit-of-production depletion and the ceiling test, have numerous inherent uncertainties.  The accuracy of any reserve estimate is a function of the quality and quantity of available data and of engineering and geological interpretation and judgment.  Subsequent drilling results, testing and production may justify revision of such estimates.  Accordingly, reserve estimates are often different from the quantities of oil and natural gas that are ultimately recovered.  In addition, reserve estimates are vulnerable to changes in wellhead prices of crude oil and natural gas.  Such prices have been volatile in the past and can be expected to be volatile in the future.

Index

The significant estimates are based on current assumptions that may be materially affected by changes to future economic conditions such as the market prices received for sales of oil and gas, the credit worthiness of counterparties, interest rates, the market value of the Company’s common stock and corresponding volatility and the Company’s ability to generate future taxable income.  Future changes in these assumptions may affect these significant estimates materially in the near term.  The Company has evaluated subsequent events for recording and disclosures, including assumptions used in its estimates.

Oil and Gas Properties

Investments in oil and gas properties are accounted for using the full-cost method of accounting.  All costs directly associated with the acquisition, exploration and development of oil and gas properties are capitalized.  Such costs include lease acquisitions, seismic surveys, and drilling and completion equipment.  The Company proportionally consolidates its interests in unincorporated joint ventures and oil and gas properties.  The Company capitalized employee-related costs for employees working directly on acquisition, exploration and development activities of $1.2 million and $1.5 million for the three months ended March 31, 2010 and 2009, respectively.  Maintenance and repairs are expensed as incurred.

Depreciation, depletion and amortization (“DD&A”) of proved oil and gas properties is based on the unit-of-production method using estimates of proved reserve quantities. The depletable base includes estimated future development costs and dismantlement, restoration and abandonment costs, net of estimated salvage values. The depletion rate per Mcfe for the quarters ended March 31, 2010 and 2009 was $1.16, and $1.83, respectively. Under the full cost method of accounting, the depletion rate is the current period production as a percentage of the total proved oil and gas reserves. Total proved reserves include both proved developed and proved undeveloped reserves. The depletion rate is applied to the net book value of the oil and gas properties (excluding unproved properties, capitalized interest and exploratory wells in progress) and estimated future development costs less salvage value to calculate the depletion expense.

Costs not subject to amortization include costs of unproved properties (which consists of unevaluated leaseholds and seismic costs associated with specific unevaluated properties), capitalized interest and exploratory wells in progress. These costs are evaluated periodically for impairment on a property-by-property basis. If the results of an assessment indicate that the properties have been impaired, the amount of such impairment is determined and added to the proved oil and gas property costs subject to DD&A. Factors considered by management in its impairment assessment include drilling results by the Company and other operators, the terms of oil and gas leases not held by production, production response to secondary activities and available funds for exploration and development. The Company expects it will complete its evaluation of the properties representing the majority of its unproved property costs within the next two to five years. The Company capitalized interest costs associated with its unproved properties of $4.5 million and $5.0 million for the three months ended March 31, 2010 and 2009, respectively.

Dispositions of oil and gas properties are accounted for as adjustments to capitalized costs with no gain or loss recognized, unless such adjustments significantly alter the relationship between capitalized costs and proved reserves. We have not had any transactions that significantly alter that relationship.

Capitalized costs, less accumulated amortization and related deferred income taxes, are limited to a “ceiling-test” based on the estimated future net revenues, discounted at 10% per annum, from proved oil and gas reserves, less estimated future expenditures to be incurred in developing and producing the proved reserves, less any related income tax effects. If net capitalized costs exceed this limit, the excess is charged to earnings. For the first quarter of 2009, the Company elected to use a pricing date subsequent to the balance sheet date, as allowed by SEC guidelines in effect at the time, to measure the full cost ceiling test impairment. Using prices as of May 6, 2009, the Company incurred an impairment charge of $216.4 million ($140.7 million net of tax). Had the Company used prices in effect as of March 31, 2009, an impairment charge of $323.2 million ($210.1 million net of tax) would have been recorded for the first quarter of 2009. The option to use a pricing date subsequent to the balance sheet is no longer available to the Company due to the adoption of the new oil and gas reporting requirements effective December 31, 2009.  Prices used in the ceiling test computation do not include the impact of hedges as the Company’s derivative instruments are treated as non-designated derivatives.

Depreciation of other property and equipment is provided using the straight-line method on estimated useful lives ranging from five to ten years.

Stock-Based Compensation

The Company grants stock options, including stock appreciation rights (“SARs”) that settle in the Company’s common stock, and restricted stock to directors, employees and independent contractors.

Index

For stock options, including SARs that settle in common stock, compensation expense is based on the grant-date fair value of the option and recognized in equity at the grant date and expensed over the vesting period.  Stock options typically expire ten years after the date of grant. SARs expire seven years after the date of grant. SARs that settle in cash are valued at each reporting period date and an expense and liability are recognized over the vesting period.

For restricted stock, the Company measures deferred compensation based on the average of the high and low price of the Company’s stock on the grant date.  The deferred compensation is amortized to stock-based compensation expense ratably over the vesting period of the restricted shares (generally one to three years), using the straight-line method, except for awards with performance conditions, in which case we use the graded vesting method. Restricted stock issued to independent contractors that vest over time as services are provided is adjusted to fair value at each reporting period with the change in fair value being recorded to expense over the requisite service period.

The Company recognized the following stock-based compensation expense for the periods indicated, which are reflected as general and administrative expense in the accompanying statements of operations:

	For the Three Months
	Ended March 31,
	2010	2009
	(In millions)
Stock Option and SARs	$0.4	$-
Restricted Stock	1.8	3.4

Total Stock-Based Compensation	$2.2	$3.4

Derivative Instruments

The Company uses derivatives, typically fixed-rate swaps, costless collars, puts, calls and basis differential swaps, to manage price risk underlying its oil and gas production.  All derivative instruments are recorded on the balance sheet at fair value.  The Company offsets fair value amounts recognized for derivative instruments executed with the same counterparty.  Although the Company does not designate any of its derivative instruments as a cash flow hedge, such derivative instruments provide an economic hedge of our exposure to commodity price risk associated with anticipated future oil and gas production.  These contracts are accounted for using the mark-to-market accounting method and accordingly, we recognize all unrealized and realized gains and losses related to these contracts currently in earnings and are classified as gain(loss) on derivatives, net in our consolidated statements of operations.

The Company’s Board of Directors sets all risk management policies and reviews volume limitations, types of instruments and counterparties on a quarterly basis.  These policies require that derivative instruments be executed only by the President or Chief Financial Officer after consultation and concurrence by the President, Chief Financial Officer and Chairman of the Board.  The master contracts with approved counterparties identify the President and Chief Financial Officer as the only Company representatives authorized to execute trades.  The Board of Directors also reviews the status and results of derivative activities at least quarterly.  See Note 8, “Derivative Financial Instruments” for further discussion of the Company’s derivative activities.

Accounts Receivable and Allowance for Doubtful Accounts

At March 31, 2010 and December 31, 2009, the Company had related party receivables of $2.9 million and $0.4 million, respectively, with ACP II Marcellus, LLC, a private equity fund, related to the Company’s operations in the Marcellus Shale.

The Company establishes provisions for losses on accounts receivable when it determines that it will not collect all or a part of the outstanding balance. The Company reviews collectability quarterly and adjusts the allowance as necessary using the specific identification method. At March 31, 2010 and December 31, 2009, the Company’s allowance for doubtful accounts was $2.2 million and $2.0 million, respectively.

Index

Earnings Per Share

Supplemental earnings per share information is provided below:

	For the Three Months
	Ended March 31,
	2010	2009
	(In thousands, except
	per share amounts)
Net income (loss)	$19,736	$(125,545)

Average common shares outstanding
Weighted average common shares outstanding	31,071	30,883
Restricted stock and stock options	444	-
Diluted weighted average common shares outstanding	31,515	30,883

Net income (loss) per common share
Basic	$0.64	$(4.07)
Diluted	$0.63	$(4.07)

Basic earnings per common share is based on the weighted average number of shares of common stock outstanding during the periods.  Diluted earnings per common share is based on the weighted average number of common shares and all dilutive potential common shares outstanding during the periods.  The Company excluded 39,121 shares related to restricted stock and stock options from the calculation of dilutive shares for the three months ended March 31, 2010 because the grant prices were greater than the average market price of the common shares for the first quarter of 2010 and would be antidilutive to the computation.  The Company did not include 685,854 of stock options in the calculation of dilutive shares for the three months ended March 31, 2009 due to the net loss reported in the period.  Shares of common stock subject to issuance pursuant to the conversion features of the 4.375% convertible senior notes due 2028 (the “Convertible Senior Notes”) did not have an effect on the calculation of dilutive shares for the three months ended March 31, 2010 and 2009.

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

Recently Adopted Accounting Pronouncements

A standard to improve disclosures about fair value measurements was issued by the Financial Accounting Standards Board (the “FASB”) in January 2010.  The additional disclosures required include: (1) the different classes of assets and liabilities measured at fair value, (2) the significant inputs and techniques used to measure Level 2 and Level 3 assets and liabilities for both recurring and nonrecurring fair value measurements, (3) the gross presentation of purchases, sales, issuance and settlements for the rollforward of Level 3 activity and (4) the transfers in and out of Levels 1 and 2.  The Company adopted the new disclosures in the first quarter of 2010.

Index
2.	INVESTMENTS

Investments consisted of the following at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
	(In thousands)
Pinnacle Gas Resources, Inc.	$818	$835
Oxane Materials, Inc.	2,523	2,523

	$3,341	$3,358

Pinnacle Gas Resources, Inc.

In 2003, the Company and its wholly-owned subsidiary CCBM, Inc. contributed their interests in certain natural gas and oil leases in Wyoming and Montana in areas prospective for coalbed methane to a newly formed entity, Pinnacle Gas Resources, Inc. (“Pinnacle”).

At March 31, 2009, the market value of the Company’s investment in Pinnacle had consistently remained below its original book basis since October 2008. The Company determined that the impairment was other than temporary and, accordingly, recorded an impairment expense of $2.1 million at March 31, 2009. At March 31, 2010, the Company reported the fair value of the stock at $0.8 million (based on the closing price of Pinnacle’s common stock on March 31, 2010).

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

Subject to the terms and conditions of the Merger Agreement, at the effective time and as a result of the Merger, each outstanding share of Pinnacle common stock, (other than dissenting shares and those owned by the buyers and affiliates) will be converted into the right to receive a cash amount of $0.34 per share. As of March 31, 2010, the Company owned 2,555,825 shares of Pinnacle common stock.

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

Index

3.	PROPERTY AND EQUIPMENT, NET

At March 31, 2010 and 2009, property and equipment, net consisted of the following:

	March 31,	December 31,
	2010	2009
	(In thousands)
Proved oil and gas properties	$696,743	$667,907
Costs not subject to amortization:
Unevaluated leaseholds and seismic costs	271,477	258,300
Capitalized interest	37,455	34,563
Exploratory wells in progress	51,855	37,744
Land, building and other equipment	6,902	6,475
Total property and equipment	1,064,432	1,004,989

Accumulated depreciation, depletion and amortization	(281,059)	(271,289)
Property and equipment, net	$783,373	$733,700

4.	INCOME TAXES

We compute our quarterly taxes under the effective tax rate method based on applying an anticipated annual effective rate to our year-to-date income, except for discrete items. Income taxes for discrete items are computed and recorded in the period that the specific transaction occurs.  Actual income tax expense (benefit) differs from income tax expense (benefit) computed by applying the U.S. federal statutory corporate rate of 35% to pretax income (loss) as follows:

	For the
	Three Months Ended
	March 31,
	2010	2009
Provision (benefit) at the statutory rate	$11,352	$(67,578)
State and local income taxes, net of federal benefit	1,334	66
Other	11	(24)
Total income tax expense (benefit)	$12,697	$(67,536)

At March 31, 2010, the Company had a net deferred tax asset of $56.1 million.  The Company has determined it is more likely than not that its deferred tax assets are fully realizable based on projections of future taxable income which included estimated production of proved reserves at estimated future pricing.  No valuation allowance for the net asset is currently needed.

The Company classifies interest and penalties associated with income taxes as interest expense.  At March 31, 2010, the Company had no material uncertain tax positions and the tax years since 1999 remain open to review by federal and various state tax jurisdictions.

Index
5.	LONG-TERM DEBT

Long-term debt consisted of the following at March 31, 2010 and December 31, 2009:

	March 31,	December 31,
	2010	2009
	(In thousands)
Convertible Senior Notes	$373,750	$373,750
Unamortized discount for Convertible Senior Notes	(42,008)	(45,122)
Senior Secured Revolving Credit Facility	228,000	191,400
Other	307	308
	560,049	520,336
Less: Current maturities	(307)	(148)

	$559,742	$520,188

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

In accordance with the accounting guidelines for convertible debt, the Company valued the Convertible Senior Notes at May 21, 2008, as $309.6 million of debt and $64.2 million of equity representing the fair value of the conversion premium. The resulting debt discount is being amortized to interest expense through June 1, 2013, the first date on which the holders may require the Company to repurchase the Convertible Senior Notes, which will result in an effective interest rate of approximately 8% for the Convertible Senior

Index

Notes. Amortization of the debt discount amounted to $3.1 million and $12.1 million for the three months ended March 31, 2010 and for the year ended December 31, 2009, respectively.

Senior Secured Revolving Credit Facility

The Company has a senior secured revolving credit facility (the “Senior Credit Facility”) with Wells Fargo Bank, N.A., administrative agent. The Senior Credit Facility provides for a revolving credit facility up to the lesser of the borrowing base and, as of $375.0 million (as of May 5, 2010). It is secured by substantially all of the Company’s proved oil and gas assets and is currently guaranteed by certain of the Company’s subsidiaries: CCBM, Inc.; CLLR, Inc.; Carrizo (Marcellus), LLC; Carrizo Marcellus Holdings, Inc.; Hondo Pipeline Inc.; Bandelier Pipeline Holding, LLC and Mescalero Pipeline, LLC.

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

In May 2009, the Company amended the Senior Credit Facility to, among other things, (1) provide that the aggregate notional volume of oil and gas subject to swap agreements may not exceed 80% of “forecasted production from proved producing reserves,” (as that term is defined in the Senior Credit Facility), for any month, (2) remove a provision that limited the maximum duration of swap agreements permitted under the Senior Credit Facility to five years, and (3) provide that the aggregate notional amount under interest rate swap agreements may not exceed the amount of borrowings then outstanding under the Senior Credit Facility.

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

The annual interest rate on each base rate borrowing is (a) the greatest of the agent’s Prime Rate, the Base CD Rate plus 1.0% and the Federal Funds Effective Rate plus 0.5%, plus (b) a margin between 1.00% and 2.00% (depending on the then-current level of borrowing base usage), but such interest rate can never be lower than the adjusted Daily LIBO rate on such day plus a margin between 2.25% to 3.25% (depending on the current level of borrowing base usage). The interest rate on each Eurodollar loan will be the adjusted daily LIBO rate plus a margin between 2.25% to 3.25% (depending on the then-current level of borrowing base usage). At March 31, 2010, the average interest rate for amounts outstanding under the Senior Credit Facility was 3.1%.

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

Index

At March 31, 2010, the Company had $228.0 million of borrowings outstanding under the Senior Credit Facility, and the amount available for borrowings was $122.0 million which can be used to fund working capital and the Company’s capital expenditure plan to the extent such amounts exceed the cash flow from operations subject to the terms and covenants of the Senior Credit Facility.

6.	ASSET RETIREMENT OBLIGATION

The following table is a reconciliation of the asset retirement obligation:

	For the Three	For the
	Months Ended	Year Ended
	March 31,	December 31,
	2010	2009
	(In thousands)
Asset retirement obligation at beginning of period	$5,410	$6,503
Liabilities incurred	51	444
Liabilities settled	-	(36)
Accretion expense	51	308
Revisions of previous estimates	(1,130)	(1,809)
Asset retirement obligation at end of period	$4,382	$5,410

The revisions of previous estimates relate primarily to increases in the estimated life of wells in the Barnett Shale and the reduction of estimated obligations in the North Sea.

7.	COMMITMENTS AND CONTINGENCIES

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business.  While the outcome of these events cannot be predicted with certainty, management does not currently expect these matters to have a material adverse effect on the financial position or results of operations of the Company.

The financial position and results of operations of the Company continue to be affected from time to time in varying degrees by domestic and foreign political developments as well as legislation and regulations pertaining to restrictions on oil and natural gas production, imports and exports, natural gas regulation, tax increases, environmental regulations and cancellation of contract rights.  Both the likelihood and overall effect of such occurrences on the Company vary greatly and are not predictable.

8.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company typically uses fixed-rate swaps, costless collars, puts, calls and basis differential swaps to manage price risk associated with a portion of anticipated future oil and gas production. While the use of derivative financial instruments limits the downside risk of adverse price movements, it may also limit future gains from favorable movements.  Under these agreements, payments are received or made based on the differential between a fixed and a variable product price. These agreements are settled in cash at termination, expiration or exchanged for physical delivery contracts. The Company enters into the majority of its derivative transactions with three counterparties and netting agreements are in place with those counterparties. The Company does not obtain collateral to support the agreements but monitors the financial viability of counterparties and believes its credit risk is minimal on these transactions. In the event of nonperformance, the Company would be exposed to price and credit risk. The Company has additional price risk since the price received for the product at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the financial instruments.

The following table sets forth a summary of our natural gas derivative volumes and average Houston Ship Channel and Waha prices as of March 31, 2010.

Index

		Volume	Average	Average
Period	Contracts	(in MMbtu)	Floor Price	Ceiling Price
2010	Swaps	6,893,000	$5.74	$5.74
2010	Collars	8,776,000	5.71	6.72
2010	Long Puts	3,210,000	5.17
		18,879,000

2011	Swaps	5,016,000	5.74	5.74
2011	Collars	6,749,000	6.73	8.59
2011	Long Puts	5,475,000	5.08
		17,240,000

2012	Swaps	1,559,000	6.55	6.55
2012	Collars	6,404,000	6.48	8.30
2012	Long Puts	-
		7,963,000

In addition to the hedged volumes above, Carrizo owns protective put spreads with a weighted average spread of $1.54 on 10,061,000 MMbtu for 2010, $1.27 on 14,049,000 MMbtu for 2011, and $1.42 on 6,404,000 for 2012.

For the three months ended March 31, 2010 and 2009, the Company recorded the following related to its derivatives:

	For the Three Months
	Ended March 31,
	2010	2009
	(In millions)
Realized gain on oil and gas derivatives	$5.0	$18.8
Unrealized gain on oil and gas derivatives	17.8	11.3
Gain on derivatives, net	$22.8	$30.1

The Company purchased certain hedge positions and deferred the payment of the premium of $6.8 million and $4.8 million at March 31, 2010 and December 31, 2009, respectively.  The Company classified $3.6 million and $1.8 million as other current liabilities at March 31, 2010 and December 31, 2009, respectively, and $3.2 million and $3.0 million as other non-current liabilities at March 31, 2010 and December 31, 2009, respectively.

At March 31, 2010, approximately 47% of the Company’s open natural gas hedged volumes were with Credit Suisse, 40% were with Shell Energy North America (US) LP, and the remaining 13% were with Credit Agricole.

The fair value of the outstanding derivatives at March 31, 2010 and December 31, 2009 was a net asset of $31.7 million and $12.1 million, respectively.

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

Index

Level 3 – Unobservable inputs for which there is little or no market data and which the Company makes its own assumptions about how market participants would price the assets and liabilities.

The following table presents information about the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2010, and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	March 31, 2010				December 31, 2009
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in thousands)
Assets:
Investment in Pinnacle
Gas Resources, Inc.	$818	$-	$-	$818	$835	$-	$-	$818
Oil and gas derivatives	-	63,639	-	63,639	-	48,192	-	48,192
Liabilities:
Oil and gas derivatives	-	31,923	-	31,923	-	36,129	-	36,129

Total	$818	$31,716	$-	$32,534	$835	$12,063	$-	$12,898

The derivative assets and liabilities shown in the table above are presented as gross assets and liabilities, without regard to master netting arrangements, which are considered in the presentation of derivative assets and liabilities in our consolidated balance sheet.

Oil and gas derivatives are valued by using valuation models that are primarily industry-standard models that consider various inputs including: (a) quoted forward prices for commodities, (b) time value, (c) volatility factors and (d) current market and contractual prices for the underlying instruments, as well as other relevant economic measures.  We had no transfers in or out of Levels 1 or 2 for the three months ended March 31, 2010.

Fair Value of Other Financial Instruments

The Company’s other financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable and bank borrowings, including borrowings under the Senior Credit Facility. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value due to the highly liquid nature of these short-term instruments. The fair values of the bank and vendor borrowings approximate the carrying amounts as of March 31, 2010 and December 31, 2009, and were determined based upon interest rates currently available to the Company for borrowings with similar terms.  The fair value of the Convertible Senior Notes at March 31, 2010 was estimated at approximately $330.3 million based on a quote provided by an investment bank.

10.	SUBSEQUENT EVENTS

In April 2010, the Company sold 3.22 million shares of its common stock in an underwritten public offering at a price of $23.00 per share.  The Company received proceeds of approximately $74.1 million, and used the funds to repay borrowings under its revolving credit facility.

Effective May 5, 2010, the Company amended the Senior Credit Facility to increase the borrowing base to $375 million from $350 million, representing an increase of $25 million.  As of April 30, 2010, the outstanding balance under the Senior Credit Facility was approximately $163 million (or 43% of a $375 million borrowing base) representing available liquidity of $212 million.

Index

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management’s discussion and analysis of certain significant factors that have affected certain aspects of the Company’s financial position and results of operations during the periods included in the accompanying unaudited financial statements.  You should read this in conjunction with the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2009 and the unaudited financial statements included in this quarterly report.

General Overview

Our first quarter 2010 included oil and gas revenues of $39.0 million and production of 8.3 Bcfe.  The key drivers to our results for the three months ended March 31, 2010 included the following:

Drilling program.  Our success is largely dependent on the results of our drilling program.  During the three months ended March 31, 2010, we drilled (1) 21 gross wells (11.6 net wells) in the Barnett Shale area with an apparent success rate of 100%, (2) two gross (0.5 net) wells in the Gulf Coast and (3) one gross (0.5 net) well in the Marcellus Shale.  At March 31, 2010 we had an inventory of 50 gross wells (33.1 net) in the Barnett Shale that have been drilled and are waiting on hydraulic fracturing, completion or pipeline connection.

Production.  Our first quarter 2010 production of 8.3 Bcfe, or 91.9 MMcfe/d was relatively flat compared to first quarter 2009 production of 8.3 Bcfe, or 91.8 MMcfe/d.  The first quarter 2010 production decreased 5% from the fourth quarter 2009 production of 8.7 Bcfe, or 94.4 MMcfe/d in the previously disclosed joint venture with Sumitomo, primarily as a result of normal production declines and the sale of a portion of our working interest in certain Barnett Shale wells during the fourth quarter of 2009.

Commodity prices.  Our average natural gas price during the first quarter of 2010 was $4.49 per Mcf (excluding the impact of our hedges), $0.86 per Mcf, or 24%, higher than the price in the first quarter of 2009 and $1.01 per Mcf, or 29%, higher than the price in the fourth quarter of 2009.

Financial flexibility.  In April 2010, we sold 3.22 million shares of our common stock in an underwritten public offering at a price of $23.00 per share.  We used the net proceeds of approximately $74.1 million to repay borrowings under our revolving credit facility.   We expect to fund, in part, our recently expanded capital expenditure plan for 2010 with the available capacity under the revolver.  On May 5, 2010, the borrowing base of our Senior Credit Facility increased from $350 million to $375 million, representing a $25 million increase.

Recent Developments

New Growth Strategy and Increased Capital Expenditure Plan

On April 8, 2010, we announced an additional growth strategy in crude oil and liquids-rich plays. We are attempting to increase significantly the level of our crude oil and liquids production and reserves by as early as the first quarter of 2011. As part of this effort, we have completed the acquisition of acreage and are pursuing additional land acquisitions in an unconventional play that is rich in condensate and natural gas liquids located in the Eagle Ford shale formation (the “Eagle Ford Shale”), principally in LaSalle County, Texas. We are also pursuing land acquisitions in an unconventional oil play located in the Niobrara formation in the Denver-Julesberg basin (the “Niobrara”) in Weld County, Colorado.

Upon completion of our public equity offering described above, our Board of Directors increased our 2010 capital expenditure plan from $170 million to $225 million. The increase in our capital expenditure plan is expected to be allocated as follows:

•
$30 million for acreage acquisitions, which includes approximately 9,000 acres already acquired, acquisition of additional acreage and for drilling two horizontal wells in the Eagle Ford Shale this year; and

•
$25 million for acreage acquisitions, which includes a recently completed 45,800 net acre acquisition, the acquisition of additional acreage, and drilling two to three horizontal wells in the Niobrara this year.

Index

Eagle Ford Leasing Update. During the first quarter of 2010, we commenced leasing in the condensate and liquids-rich portions of the Eagle Ford Shale.  As of April 30, 2010, we have closed on approximately 9,000 net acres, and we have targeted to acquire at least an additional 5,100 acres in the play. We currently intend to commence drilling two horizontal wells on this acreage in mid-2010.

Niobrara Acquisition. We have acquired approximately 45,800 net leasehold acres held by the seller in an unconventional oil play located in the Weld County, Colorado portion of the Niobrara.  We currently anticipate that our first Niobrara well could spud in the third quarter of 2010.  We have acquired a 100% working interest in all leases subject to the transaction. The seller has retained the option to participate for up to a fully participating non-carried 12.5% working interest, on a well by well basis, in all drilling operations in the area of mutual interest established in connection with this transaction.  Our revised capital expenditure plan includes the drilling of two to three horizontal wells in the Niobrara during 2010 and the acquisition of additional acreage as well.  We are currently negotiating to acquire at least an additional 11,000 acres in this new core area.

Outlook

Our outlook for 2010 is challenging, primarily as a result of the decline in gas prices that began in mid 2008, but our outlook for the long-term future remains positive. Production growth and commodity prices that permit us to drill, develop and produce at a profit are key to our future success, and we believe the following measures will have a positive impact on our results in 2010:

•
As described above, we plan to increase the level of our crude oil and liquids production and reserves in our portfolio of drilling areas by as early as the first quarter of 2011.  Since the beginning of the year, we acquired acreage positions and plan to drill in the Eagle Ford Shale, principally in LaSalle County, Texas and in the Niobrara formation in the Denver-Julesburg basin in Weld County, Colorado.

•
We plan to continue the exploration and development activities in the Marcellus Shale in the Northeastern United States, primarily through joint ventures with ACP II Marcellus, LLC and with other industry partners.  Among other activities, we currently plan to drill one gross (0.5 net) vertical wells and fracture stimulate four gross (2.0 net) previously drilled vertical wells in the West Virginia portion of the Marcellus Shale to test the prospectivity of that area.  In the later part of 2009, we started drilling two wells in Pennsylvania and plan to drill a third well pending further seismic data interpretation.

•
In connection with our recent equity offering and our new strategy to enter into crude oil and liquids-rich plays, we have increased our 2010 capital expenditure plan from $170 million to $225 million, which currently includes $147 million for drilling, $76 million for land and seismic acquisitions and $2 million for the pre-development work of our Huntington Field in the North Sea.

•
We expect to continue to hedge production to limit our exposure to reductions in natural gas prices.  At March 31, 2010, we had hedged approximately 44,082,000 MMBtus of natural gas production through 2012.

Results of Operations

Three Months Ended March 31, 2010,
Compared to the Three Months Ended March 31, 2009

Revenues from oil and gas production for the three months ended March 31, 2010 increased 27% to $39.0 million from $30.7 million for the same period in 2009 due to increased oil and gas prices.  Production volumes for natural gas for the three months ended March 31, 2010 was 8.0 Bcf in 2010 and 2009.  Average natural gas prices, excluding the impact attributable to a $5.0 million and a $16.0 million cash-settled gain for the quarters ended March 31, 2010 and 2009, respectively, increased to $4.49 per Mcf in the first quarter of 2010 from $3.63 per Mcf in the same period in 2009.  Average oil prices, excluding the impact of our settled derivative gain of $2.8 million for the quarter ended March 31, 2009, increased 93% to $76.13 per barrel from $39.38 per barrel in the same period in 2009.

The following table summarizes production volumes, average sales prices (excluding the impact of derivatives) and oil and gas revenues for the three months ended March 31, 2010 and 2009:

Index

	For the		2010 Period
	Months Ended		Compared to 2009 Period
	March 31,		Increase	% Increase
	2010	2009	(Decrease)	(Decrease)
Production volumes
Oil and condensate (MBbls)	38	44	(6)	(14)%
Natural gas (MMcf)	8,040	7,994	46	1%
Average sales prices
Oil and condensate (per Bbl)	$76.13	$39.38	$36.75	93%
Natural gas (per Mcf)	4.49	3.63	0.86	24%
Operating revenues (In thousands)
Oil and condensate	$2,874	$1,734	$1,140	66%
Natural gas	36,082	29,000	7,082	24%

Total oil and gas revenues	$38,956	$30,734	$8,222	27%

Lease operating expenses for the three months ended March 31, 2010 decreased 28% to $3.8 million from $5.2 million for the same period in 2009, primarily as a result of a general decline in oilfield services and lower workover expenses in the first quarter of 2010.

Production taxes increased from a credit of $(1.3) million in the first quarter of 2009 to $0.9 million for the same period in 2010 as a result of a tax credit received in 2009.

Ad valorem taxes increased 34% to $1.2 million for the three months ended March 31, 2010 from $0.9 million for the same period in 2010 as a result of new wells drilled in 2009.

Transportation, gathering and processing costs decreased 59% to $1.3 million for the first quarter of 2010 primarily as a result of a change in pricing and transportation contractual arrangements effective July 1, 2009.

Depreciation, depletion and amortization (DD&A) expense for the three months ended March 31, 2010 decreased 36% to $9.8 million ($1.19 per Mcfe) from $15.3 million ($1.85 per Mcfe) for the same period in 2009.  This decrease in DD&A was primarily due to a lower depletion rate resulting from impairment charges that reduced the depletable full-cost pool in the first and fourth quarters of 2009 and due to lower overall finding costs of new reserves added primarily in the fourth quarter of 2009.

Due to low oil and gas prices during 2009, indicated by average posted prices of $3.17 per Mcf for natural gas and $51.76 per Bbl for oil on May 6, 2009, the discounted present value (discounted at ten percent) of future net cash flows from our proved oil and gas reserves fell below our net book basis in the proved oil and gas properties.  This resulted in a non-cash, ceiling test write-down at March 31, 2009 of $216.4 million ($140.7 million after tax).  There was no such write-down at March 31, 2010.

General and administrative expense decreased to $6.9 million for the three months ended March 31, 2010 from $7.9 million for the corresponding period in 2009.  The decrease was due primarily to lower non-cash, stock-based compensation of $1.2 million including additional compensation awards issued in the first quarter of 2009 related to payment of 2008 discretionary bonuses to non-executive employees in Company stock.

The net gain on derivatives of $22.8 million in the first quarter of 2010 was comprised of a $17.8 million of unrealized mark-to-market gain on natural gas derivatives and a $5.0 million of realized gain on settled natural gas derivatives.  The net gain on derivatives of $30.1 million in the first quarter of 2009 was comprised of a $11.3 million net unrealized mark-to-market gain on derivatives and a $18.8 million realized gain on settled derivatives.

Interest expense and capitalized interest for the three months ended March 31, 2010 were $9.8 million and $4.5 million, respectively, as compared to $9.1 million and $5.0 million, respectively for the same period in 2009.  The increase was primarily due to higher debt levels under the Senior Credit Facility and lower levels of capitalized interest.

Our overall tax effective rate was 39.2% for the first quarter of 2010 and 35.0% for the first quarter of 2009.  The increase in the effective tax rate was due to higher state income taxes during 2010.

Index

Liquidity and Capital Resources

2010 Capital Budget and Funding Strategy. In connection with our recent equity offering and our new strategy to enter into crude oil and liquids-rich plays, we have increased our 2010 capital expenditure plan from $170 million to $225 million which currently includes $147 million for drilling, $76 million for land and seismic acquisitions and $2 million for the development of the North Sea.  If our development plan for the Huntington Field is approved by our joint venture during 2010, we may be required to invest up to an additional $20.0 million in facilities and drilling to develop this field in 2010.  We currently intend to project finance all or a portion of the additional Huntington field development costs.  We intend to finance our 2010 capital and exploration budget primarily from cash flows from operations, the possible selective sale or monetization of non-core assets and available borrowings under the Senior Credit Facility. We may be required to reduce or defer part of our 2010 capital expenditures program if we are unable to obtain sufficient financing from these sources or if natural gas prices decline.

Sources and Uses of Cash. During the three months ended March 31, 2010, capital expenditures, net of proceeds from property sales, exceeded our net cash provided by operations. During 2010, we have funded our capital expenditures with cash generated from operations and net additional borrowings under the Senior Credit Facility, including borrowing capacity made available by the paydown of the facility, with proceeds of our common stock offering. Potential sources of future liquidity include the following:

•
Cash on hand and cash generated by operations. Cash flows from operations are highly dependent on commodity prices and market conditions for oil and gas field services. We hedge a portion of our production to reduce the downside risk of declining oil and gas prices.

•
Borrowings under the Senior Credit Facility.  On May 5, 2010, we amended our Senior Credit Facility to increase the borrowing base to $375 million from $350 million, representing an increase of $25 million.  As of April 30, 2010, the outstanding balance under the Senior Credit Facility was approximately $163 million (or 43% of a $375 million borrowing base) representing available liquidity of $212 million.

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

•
Debt and equity offerings. In April 2010, we sold 3.22 million shares of our common stock in an underwritten public offering at a price of $23.00 per share.  We used the net proceeds of approximately $74.1 million to repay borrowings under our revolving credit facility.

•	Project financing in certain limited circumstances, particularly to fund all or a portion of our future development costs for the Huntington Field in the U.K. North Sea.

•	Lease option agreements and land banking arrangements, such as those we have entered into in the past regarding the Marcellus Shale, the Barnett Shale and other plays.

•
Joint ventures through which parties fund a portion of our land acquisition exploration activities to earn an interest in our exploration acreage, such as our joint venture in the Marcellus Shale play and our joint venture with Sumitomo in the Barnett Shale.

•	We may consider sale/leaseback transactions of certain capital assets, such as pipelines and compressors, which are not part of our core oil and gas exploration and production business.

In 2010 we currently plan to drill 57 gross (38.1 net) wells in the Barnett Shale area, 11 gross (3.8 net) wells in the Marcellus shale area, two gross (2.0 net) wells in the Eagle Ford Shale, three gross (3.0 net) wells in the Niobrara formation and three gross (1.5 net) wells in our other areas.  The actual number of wells drilled and capital expended depends on our available financing, cash flow, availability and cost of drilling rigs, land and partner issues and other factors.  Capital expenditures do not include operating costs such as the steam costs that will be required for the multi-year development of our Camp Hill project.  In addition to our capital expenditure program, we have contractual obligations as discussed below.

Index

Overview of Cash Flow Activities. Cash flows provided by operating activities were $27.0 million and $41.7 million for the three months ended March 31, 2010 and 2009, respectively. The decrease was primarily due to a higher amount of cash settled hedges on our natural gas production in 2009 as compared to 2010.

Cash flows used in investing activities were $65.6 million and $63.9 million for the three months ended March 31, 2010 and 2009, respectively, and increased slightly primarily to increased oil and gas property expenditures during 2010 as compared to 2009.

Net cash provided by financing activities for the three months ended March 31, 2010 and 2009 was $37.2 million and $20.0 million, respectively.  The increase related primarily to net borrowings under the Senior Credit Facility.

Liquidity/Cash Flow Outlook.

We currently believe that cash generated from our April 2010 equity offering and from operations, supplemented by borrowings under the Senior Credit Facility, will be sufficient to fund our immediate needs. Cash generated from operations is primarily driven by production and commodity prices. While we have steadily increased production over the last few years, natural gas prices declined significantly since the third quarter of 2008. In an effort to mitigate declining prices, we hedge a portion of our production and, as of March 31, 2010, we had hedged approximately 18,879,000 MMBtu (68.7 MMcf per day for the year, or 72% of our estimated production from April through December 2010) of our 2010 natural gas production at a weighted average floor or swap price of $5.63 per MMBtu relative to WAHA and Houston Ship Channel prices.  On May 5, 2010, we amended the Senior Credit Facility to increase the borrowing base to $375 million from $350 million, representing an increase of $25 million.  As of April 30, 2010, the outstanding balance under our credit facility was approximately $163 million (or 43% of a $375 million borrowing base) representing available liquidity of $212 million, subject to the terms of the covenants of the Senior Credit Facility.

If cash from operations, funds available under the Senior Credit Facility and the other sources of cash described under “Sources and Uses of Cash” are insufficient to fund our 2010 capital expenditure plan, we may need to reduce our capital expenditure plan or seek other financing alternatives to fund it. We may not be able to obtain financing needed in the future on terms that would be acceptable to us, or at all. If we cannot obtain adequate financing, we may be required to limit or defer our planned 2010 oil and gas exploration and development program, thereby adversely affecting the recoverability and ultimate value of our oil and gas properties.

Contractual Obligations

During the first quarter of 2010, we entered into long-term transportation in the Marcellus Shale play that requires minimum volume commitments valued at $0.9 million for 2010, $1.5 million for 2011, $2.9 million for 2012, $5.9 million for 2013 and $11.7 million thereafter.

Financing Arrangements

In April 2010, we sold 3.22 million shares of our common stock in an underwritten public offering at a price of $23.00 per share.  We used the net proceeds of approximately $74.1 million to repay borrowings under our revolving credit facility.   We expect to fund in part, our recently expanded capital expenditure plan for 2010 with the available capacity under the revolver.

Effects of Inflation and Changes in Price

Our results of operations and cash flows are affected by changing oil and gas prices. The significant decline in gas prices since the third quarter of 2008 has resulted in a significant decline in revenue per unit of production. Although operating costs have also declined, the rate of decline in gas prices has been substantially greater. Historically, inflation has had a minimal effect on us. However, with interest rates at historic lows and the government attempting to stimulate the economy through rapid expansion of the money supply in recent months, inflation could become a significant issue in the future.

Recently Adopted Accounting Pronouncements

A standard to improve disclosures about fair value measurements was issued by the FASB in January 2010.  The additional disclosures required include: (1) the different classes of assets and liabilities measured at fair value, (2) the significant inputs and techniques used to measure Level 2 and Level 3 assets and liabilities for both recurring and nonrecurring fair value measurements, (3) the gross presentation of purchases, sales, issuance and settlements for the rollforward of Level 3 activity and (4) the transfers in and out of Levels 1 and 2.  We adopted the new disclosures in the first quarter of 2010.

Index

Critical Accounting Policies

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the consolidated financial statements and the reported amounts of revenues and expenses during the respective reporting periods. Actual results could differ from the estimates and assumptions used. These policies and estimates are described in the 2009 Form 10-K. We have identified the following critical accounting policies and estimates used in the preparation of our financial statements:  use of estimates, oil and gas properties, oil and gas reserve estimates, derivative instruments, income taxes and contingencies.

The full Cost Ceiling test cushion at March 31, 2010 was $91.7 million and was based upon average realized oil, natural gas liquids and natural gas prices of $64.51 per Bbl, $26.66 per Bbl and $3.69 per Mcf, respectively, or a volume weighted average price of $24.11 per BOE.  A BOE means one barrel of oil equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, condensate or natural gas liquids, which approximates the relative energy content of oil, condensate and natural gas liquids as compared to natural gas.  In connection with our March 31, 2010 Full Cost Ceiling test computation, a price sensitivity study also indicated that a ten percent increase in the commodity prices used in the ceiling test at March 31, 2010 would have increased the Full Cost Ceiling test cushion by approximately $104.4 million and a ten percent decrease in such commodity prices would have resulted in a $13.3 million ceiling test impairment.  The aforementioned price sensitivity is as of March 31, 2010 and, accordingly, does not include any potential changes in reserve values due to subsequent performance or events, such as commodity prices, reserve revisions and drilling results.

Volatility of Oil and Gas Prices

Our revenues, future rate of growth, results of operations, financial position and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent upon prevailing prices of oil and gas.

We review the carrying value of our oil and natural gas properties quarterly under the full cost method of accounting rules. See “—Critical Accounting Policies—Oil and Natural Gas Properties,” in our 2009 Form 10-K.

To mitigate some of our commodity price risk, we engage periodically in certain other limited derivative activities including fixed rate swaps, costless collars, puts, calls and basis differential swaps, in order to establish some price floor protection.

The following table includes oil and gas positions settled during the three month periods ended March 31, 2010 and 2009, and the unrealized gain/(loss) associated with the outstanding oil and natural gas derivatives at March 31, 2010 and 2009.

	For the
	Three Months Ended
	March 31,
	2010	2009
Oil positions settled (Bbls)	-	18,200
Natural gas positions settled (MMBtus)	6,210,000	4,280,000

Realized gain ($ millions)	$5.0	$18.8
Unrealized gain ($ millions)	17.8	11.3

Gain on derivatives, net	$22.8	$30.1

The following table sets forth our natural gas derivative volumes and average Houston Ship Channel and Waha prices as of March 31, 2010.

Index

		Volume	Average	Average
Period	Contracts	(in MMbtu)	Floor Price	Ceiling Price
2010	Swaps	6,893,000	$5.74	$5.74
2010	Collars	8,776,000	5.71	6.72
2010	Long Puts	3,210,000	5.17
		18,879,000

2011	Swaps	5,016,000	5.74	5.74
2011	Collars	6,749,000	6.73	8.59
2011	Long Puts	5,475,000	5.08
		17,240,000

2012	Swaps	1,559,000	6.55	6.55
2012	Collars	6,404,000	6.48	8.30
2012	Long Puts	-
		7,963,000

In addition to the hedged volumes above, Carrizo owns protective put spreads with a weighted average spread of $1.54 on 10,061,000 MMbtu for 2010, $1.27 on 14,049,000 MMbtu for 2011, and $1.42 on 6,404,000 for 2012.

As of March 31, 2010, approximately 47% of our open natural gas hedged volumes were with Credit Suisse, 40% were with Shell Energy North America (U.S.), L.P. and the remaining 13% were with Credit Agricole.

While the use of derivative financial instruments limits the downside risk of adverse price movements, it may also limit our ability to benefit from increases in the prices of oil and gas. We enter into the majority of our derivative transactions with three counterparties and have a netting agreement in place with those counterparties. We do not obtain collateral to support the agreements but monitor the financial viability of counterparties and believe our credit risk is minimal on these transactions. Under these arrangements, payments are received or made based on the differential between a fixed and a variable product price. These agreements are settled in cash at expiration or exchanged for physical delivery contracts. In the event of nonperformance, we would be exposed to price risk. We have additional price risk because the price received for the product at the actual physical delivery point may differ from the prevailing price at the delivery point required for settlement of the financial instruments. Moreover, our derivative arrangements generally do not apply to all of our production and thus provide only partial price protection against declines in commodity prices. We expect that the amount of our hedges will vary from time to time.

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

Forward Looking Statements

The statements contained in all parts of this document, including, but not limited to, those relating to the Company’s or management’s intentions, beliefs, expectations, hopes, projections, assessment of risks, estimations, plans or predictions for the future, including our schedule, targets, estimates or results of future drilling, including the number, timing and results of wells, budgeted wells, increases in wells, the timing and risk involved in drilling follow-up wells, expected working or net revenue interests, planned expenditures, prospects budgeted and other future capital expenditures, risk profile of natural gas and oil exploration, acquisition of 3-D seismic data (including number, timing and size of projects), spending plans, capital expenditure plans, planned evaluation of prospects, probability of prospects having oil and gas, expected production or reserves, increases in reserves, acreage, working capital requirements, hedging activities, the ability of expected sources of liquidity to implement the Company’s business strategies, accessibility of borrowings under our credit facility, future exploration activity, production rates, 2010 project financing, growth in production, development of new drilling programs, participation of our industry partners, funding for our Marcellus Shale operations, hedging of production, exploration and development expenditures, Camp Hill reserves development and production, borrowing base redeterminations under the Senior Credit Facility, and all and any other statements regarding future operations, financial results, business plans and cash needs and other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words “anticipate,” “estimate,” “expect,” “may,”

Index

“project,” “plan,” “believe” and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the worldwide economic downturn, availability of financing, our dependence on our exploratory drilling activities, the volatility of oil and gas prices, the need to replace reserves depleted by production, operating risks of oil and gas operations, our dependence on our key personnel, factors that affect our ability to manage our growth and achieve our business strategy, results, delays and uncertainties that may be encountered in drilling, development or production, interpretations and impact of new SEC rules regarding oil and gas reserves, activities and approvals of our partners and parties with whom we have alliances, technological changes, significant capital requirements, borrowing base determinations and availability under the Senior Credit Facility, evaluations of the Company by potential lenders under the Senior Credit Facility, the potential impact of government regulations, including proposed legislation and regulations related to hydraulic fracturing, air emissions and climate change, and adverse regulatory determinations, litigation, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks, availability of equipment, weather, availability of financing, actions by lenders, ability to obtain permits, the results of audits and assessments, and other factors detailed in the “Risk Factors” and other sections of our Annual Report on Form 10-K for the year ended December 31, 2009 and in this and our other filings with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to update or revise any forward-looking statement.

Index

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For information regarding our exposure to certain market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2009.  There have been no material changes to the disclosure regarding our exposure to certain market risks made in our Annual Report on Form 10-K for the year ended December 31, 2009.  For additional information regarding our long-term debt, see Note 5 of the Notes to Consolidated Financial Statements (Unaudited) in Item 1 of Part I of this Quarterly Report on Form 10-Q.

Index

ITEM 4. - CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.  Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  They concluded that the controls and procedures were effective as of March 31, 2010 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.  While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls.  There was no change in our internal control over financial reporting during the quarter ended March 31, 2010 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Index

PART II.  OTHER INFORMATION

Item 1. - Legal Proceedings

From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business.  While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.

Item 1A. - Risk Factors

In addition to the risk factors set forth below and the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect our business, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

We may not complete additional acquisitions in the Niobrara or Eagle Ford Shale plays.

It is possible that we will not complete acquisitions of additional acreage in the Eagle Ford Shale or the Niobrara plays.  If we do not complete additional Niobrara or Eagle Ford acquisitions, we will not have the opportunity to develop the related assets and to attempt to realize the benefits we believe such acquisitions will afford us.  If we are unable to complete additional Niobrara or Eagle Ford Shale acquisitions, this may detract from our efforts to realize our new growth strategy in crude oil and liquids-rich plays. Additionally, we may be unable to find or consummate other opportunities in these areas or in other areas with similar exposure to oil, condensate and natural gas liquids on similar terms or at all.

We have no experience drilling wells in the Niobrara and the Eagle Ford Shale and less information regarding reserves and decline rates in these shale formations than in other areas of our operations.

We have no exploration experience and no development experience in the Niobrara and the Eagle Ford Shale. We have not participated in the drilling of any wells in these areas. Other operators in these areas have significantly more experience in the drilling of wells, including the drilling of horizontal wells. As a result, we have less information with respect to the ultimate recoverable reserves, the production decline rate and other matters relating to the exploration, drilling and development of the Niobrara and the Eagle Ford Shale than we have in other areas in which we operate.

Item 2. - Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. - Defaults Upon Senior Securities

None.

Item 5. - Other Information

None.

Item 6. - Exhibits

Exhibits required by Item 601 of Regulation S-K are as follows:

Exhibit Number		Description
10.40	—
Twelfth Amendment to Credit Agreement dated as of May 5, 2010, among Carrizo Oil & Gas, Inc., as Borrower, certain Subsidiaries of the Borrower, as  Guarantors, the Lenders party thereto, and Wells Fargo  Bank, N.A., as administrative agent and issuing bank.

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

Carrizo Oil & Gas, Inc.
(Registrant)

Date: May 7, 2010	By: /s/Paul F. Boling
Chief Financial Officer
(Principal Financial Officer)

Date: May 7, 2010	By: /s/David L. Pitts
Chief Accounting Officer
(Principal Accounting Officer)