Form 10-K/A
period 2011-12-31
CARRIZO OIL & GAS INC
filed 2012-03-19
CIK 1040593

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

Explanatory Note

The sole purpose of this amendment to our Annual Report on Form 10-K for the year ended December 31, 2011, originally filed with the Securities and Exchange Commission on February 29, 2012, is to furnish Exhibit 101 to the Form 10-K which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part IV, Item 15(a)(1) of the Form 10-K. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-K.

No changes have been made to the Form 10-K other than the furnishing of Exhibit 101 described above. This amendment does not reflect subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the Form 10-K.

Pursuant to Rule 406T of Regulation S-T, the Interactive Data File on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

PART IV

Item. 15.	Exhibit and Financial Statement Schedules

(a)(3) Exhibits

Exhibit Number	Exhibit Description

101**	Interactive Data Files

**	Furnished, not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carrizo Oil & Gas, Inc.
(Registrant)

Date: March 16, 2012	By:	/s/ Paul F. Boling
Vice President, Chief Financial Officer and Secretary
(Principal Financial Officer)

Date: March 16, 2012	By:	/s/ David L. Pitts
Vice President and Chief Accounting Officer
(Principal Accounting Officer)