Form 10-Q
period 2012-06-30
CARRIZO OIL & GAS INC
filed 2012-08-08
CIK 1040593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
 __________________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to
Commission File Number 000-29187-87
 ____________________________________________________________
CARRIZO OIL & GAS, INC.
(Exact name of registrant as specified in its charter)
____________________________________________________________

Texas	76-0415919
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

500 Dallas Street, Suite 2300, Houston, Texas	77002
(Address of principal executive offices)	(Zip Code)
(713) 328-1000
(Registrant’s telephone number)
 ____________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 31, 2012 was 39,977,522.

CARRIZO OIL & GAS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2012

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
CARRIZO OIL & GAS, INC. CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$20,769	$28,112
Accounts receivable, net
Oil and gas sales	27,235	21,988
Joint interest billing	55,059	31,050
Related party	1,463	—
Other	2,659	1,740
Advances to operators	528	97
Fair value of derivative instruments	34,829	27,877
Prepaids and other current assets	5,605	9,533
Total current assets	148,147	120,397
PROPERTY AND EQUIPMENT, NET
Oil and gas properties using the full cost method of accounting
Proved oil and gas properties, net	961,605	842,041
Unproved properties and significant development projects, not being amortized	491,098	459,735
Other property and equipment, net	11,444	8,738
TOTAL PROPERTY AND EQUIPMENT, NET	1,464,147	1,310,514
DEFERRED FINANCING COSTS, NET	21,345	23,217
INVESTMENT	2,523	2,523
FAIR VALUE OF DERIVATIVE INSTRUMENTS	24,441	9,617
DEFERRED INCOME TAXES	42,340	59,755
OTHER ASSETS	1,699	1,657
TOTAL ASSETS	$1,704,642	$1,527,680
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	$73,393	$25,672
Revenue and royalties payable	75,355	54,600
Current taxes payable	460	1,048
Accrued drilling costs	77,333	92,179
Accrued interest	11,891	12,059
Other accrued liabilities	25,133	21,414
Advances for joint operations	20,837	54,179
Current maturities of long-term debt	16,650	—
Deferred income taxes	11,098	9,685
Other current liabilities	2,552	484
Total current liabilities	314,702	271,320
LONG-TERM DEBT, NET OF CURRENT MATURITIES AND DEBT DISCOUNT	816,478	729,300
ASSET RETIREMENT OBLIGATIONS	11,563	11,242
FAIR VALUE OF DERIVATIVE INSTRUMENTS	103	9
OTHER LIABILITIES	4,496	5,954
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value (90,000 shares authorized, 39,978 and 39,563 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively)	400	395
Additional paid-in capital	656,942	647,429
Accumulated deficit	(100,042)	(137,969)
Total shareholders’ equity	557,300	509,855
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,704,642	$1,527,680

The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
OIL AND GAS REVENUES	$83,818	$50,672	$164,533	$94,730
COSTS AND EXPENSES
Lease operating	7,031	7,427	15,454	14,093
Production tax	3,128	1,466	6,227	2,407
Ad valorem tax	2,296	981	5,911	1,672
Depreciation, depletion and amortization	43,380	20,595	74,941	37,271
General and administrative (inclusive of stock-based compensation expense of $1,516 and $6,805 for the three months ended June 30, 2012 and 2011, respectively, and $5,532 and $10,655 for the six months ended June 30, 2012 and 2011, respectively)	13,094	14,094	24,632	23,339
Accretion related to asset retirement obligations	170	71	348	145
TOTAL COSTS AND EXPENSES	69,099	44,634	127,513	78,927
OPERATING INCOME	14,719	6,038	37,020	15,803
OTHER INCOME AND EXPENSES
Gain (loss) on derivative instruments, net	38,247	12,065	41,285	11,878
Loss on extinguishment of debt	—	—	—	(897)
Interest expense	(17,686)	(12,407)	(35,022)	(24,615)
Capitalized interest	7,809	5,649	13,832	10,909
Other income (expense), net	225	(1)	(360)	61
INCOME BEFORE INCOME TAXES	43,314	11,344	56,755	13,139
INCOME TAX EXPENSE	(14,810)	(3,602)	(18,828)	(4,662)
NET INCOME	$28,504	$7,742	$37,927	$8,477
NET INCOME PER COMMON SHARE
Basic	$0.72	$0.20	$0.96	$0.22
Diluted	$0.71	$0.20	$0.95	$0.21
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	39,596	38,898	39,520	38,841
Diluted	40,042	39,497	39,987	39,450

The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended June 30,
	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$37,927	$8,477
Adjustments to reconcile net income to net cash provided by operating activities-
Depreciation, depletion and amortization	74,941	37,271
Unrealized (gain) loss on derivative instruments, net	(20,265)	3,032
Accretion related to asset retirement obligations	348	145
Loss on extinguishment of debt	—	897
Stock-based compensation, net of amounts capitalized	5,532	10,655
Allowance for doubtful accounts	41	(54)
Deferred income taxes	18,828	4,739
Amortization of debt discount and deferred financing costs, net of amounts capitalized	2,091	1,570
Other, net	2,387	4,058
Changes in operating assets and liabilities-
Accounts receivable	(31,279)	(2,912)
Accounts payable	50,896	8,381
Accrued liabilities	6,244	3,876
Other, net	(2,592)	(6,013)
Net cash provided by operating activities	145,099	74,122
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures	(409,027)	(219,179)
Increase in capital expenditure payables and accruals	823	12,464
Proceeds from sales of oil and gas properties, net	190,892	101,590
Advances to operators	(431)	(138)
Advances for joint operations	(33,342)	12,368
Other, net	(2,655)	(221)
Net cash used in investing activities	(253,740)	(93,116)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings and issuances	539,540	346,000
Debt repayments	(438,000)	(298,660)
Payments of debt issuance and retirement costs	(248)	(8,419)
Proceeds from stock options exercised	6	47
Net cash provided by financing activities	101,298	38,968
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(7,343)	19,974
CASH AND CASH EQUIVALENTS, beginning of period	28,112	4,128
CASH AND CASH EQUIVALENTS, end of period	$20,769	$24,102

The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. NATURE OF OPERATIONS
Carrizo Oil & Gas, Inc. is a Houston-based energy company which, together with its subsidiaries (collectively, the "Company"), is actively engaged in the exploration, development, and production of oil and gas in the United States (the "U.S.") and United Kingdom (the "U.K."). The Company's current operations are principally focused in proven, producing oil and gas plays primarily in the Eagle Ford Shale in South Texas, the Niobrara Formation in Colorado, the Barnett Shale in North Texas, the Marcellus Shale in Pennsylvania and West Virginia, and the U.K. North Sea where the Huntington Field project is currently under development.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries after elimination of all significant intercompany transactions and balances and are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company proportionately consolidates its undivided interests in oil and gas properties as well as investments in unincorporated entities, such as partnerships and limited liability companies where the Company, as a partner or member, has undivided interests in the oil and gas properties. The consolidated financial statements reflect all necessary adjustments, all of which were of a normal recurring nature and are in the opinion of management necessary for a fair presentation of the Company’s interim financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.
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
Significant estimates include volumes of proved oil and gas reserves which are used in calculating the amortization of proved oil and gas property costs, the present value of future net revenues included in the full cost ceiling tests, estimates of future taxable income used in assessing the realizability of deferred tax assets, and asset retirement obligations. Other significant estimates include the impairment of unproved properties, fair values of derivative instruments, stock-based compensation, the collectability of outstanding receivables, and contingencies. Proved oil and gas reserve estimates have numerous inherent uncertainties. The accuracy of any reserve estimate is a function of the quality and quantity of available data and the application of engineering and geological interpretation and judgment to available data. Subsequent drilling results, testing and production may justify revisions of such estimates. Accordingly, proved oil and gas reserve estimates are often different from the quantities of oil and gas that are ultimately recovered. In addition, proved oil and gas reserve estimates are vulnerable to changes in average market prices of oil and gas. Such prices have been volatile in the past and can be expected to be volatile in the future.
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
Accounts Receivable and Allowance for Doubtful Accounts
The Company establishes an allowance for doubtful accounts when it determines that it will not collect all or a part of an accounts receivable balance. The Company assesses the collectability of its accounts receivable on a quarterly basis and adjusts the allowance as necessary using the specific identification method. At June 30, 2012 and December 31, 2011, the Company’s allowance for doubtful accounts was $1.9 million and $2.3 million, respectively.
Concentration of Credit Risk
Substantially all of the Company’s accounts receivable result from oil and gas sales, joint interest billings to working interest owners in the oil and gas industry or drilling and completion advances to third-party operators for development costs of wells in progress. This concentration of customers and joint interest owners may impact the Company’s overall credit risk in that these entities may be similarly affected by changes in economic and other industry conditions. The Company does not require collateral from its customers. The Company generally has the right to offset revenue against related billings to joint interest owners.
Derivative instruments subject the Company to a concentration of credit risk. See Note 8. Derivative Instruments for further discussion of concentration of credit risk related to the Company’s derivative instruments.
Oil and Gas Properties
Oil and gas properties are accounted for using the full cost method of accounting under which all productive and nonproductive costs directly associated with property acquisition, exploration and development activities are capitalized to costs centers established on a country-by-country basis. Internal costs, including payroll and stock-based compensation, directly associated with acquisition, exploration and development activities are capitalized and totaled $4.1 million and $3.1 million for the three months ended June 30, 2012 and 2011, respectively, and $7.5 million and $5.5 million for the six months ended June 30, 2012 and 2011, respectively. Internal costs related to production, general corporate overhead and similar activities are expensed as incurred.
Capitalized oil and gas property costs within a cost center are amortized on an equivalent unit-of-production method, converting oil and natural gas liquids to gas equivalents at the ratio of one barrel of oil or natural gas liquids to six thousand cubic feet of gas, which represents their approximate relative energy content. The equivalent unit-of-production rate is computed on a quarterly basis by dividing production by proved oil and gas reserves at the beginning of the quarter then applying such amount to capitalized oil and gas property costs, which includes estimated asset retirement costs, less accumulated amortization, plus the estimated future expenditures (based on current costs) to be incurred in developing proved reserves, net of estimated salvage values. Average depreciation, depletion and amortization (“DD&A”) per Mcfe on oil and gas properties was $3.02 ($18.12 per Boe) and $1.84 ($11.04 per Boe) for the three months ended June 30, 2012 and 2011, respectively, and $2.66 ($15.96 per Boe) and $1.70 ($10.20 per Boe) for the six months ended June 30, 2012 and 2011, respectively.
Unproved properties and significant development projects, not being amortized include unevaluated leasehold and seismic costs associated with specific unevaluated properties, significant development projects in cost centers with no production and on which exploration or development activities are in progress, related capitalized interest and the cost of exploratory wells in progress. Significant costs of unevaluated properties and exploratory wells in progress are assessed individually on a quarterly basis to determine whether or not and to what extent proved reserves have been assigned to the properties or if an impairment has occurred, in which case the related costs are added to the oil and gas property costs subject to amortization. Factors the Company considers in its impairment assessment include drilling results by the Company and other operators, the terms of oil and gas leases not held by production and drilling capital expenditure plans. The Company expects to complete its evaluation of the majority of its unevaluated leasehold and seismic costs within the next two to five years and exploratory wells in progress within the next year. Individually insignificant costs of unevaluated properties are grouped by major area and added to the oil and gas property costs subject to amortization based on the average primary lease term of the properties. The Company capitalized interest costs associated with its unevaluated leasehold and seismic costs and significant development projects, not being amortized of $7.8 million and $5.6 million for the three months ended June 30, 2012 and 2011, respectively, and $13.8 million and $10.9 million for the six months ended June 30, 2012 and 2011, respectively. Interest is capitalized on the average balance of unevaluated leasehold and seismic costs or the capitalized oil and gas property costs of significant development projects, not being amortized using a weighted-average interest rate based on outstanding borrowings of the relevant cost center.
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

In connection with the formation of ACP II Marcellus LLC (“ACP II”), the Company’s partner in one of its joint ventures in the Marcellus Shale, the Company was issued a class of interests (“B Units”) in ACP II. The B Units entitle the Company to certain percentages of cash distributions to affiliates of Avista Capital Partners, LP, (together with its affiliates, “Avista”), if, when and only to the extent that those cash distributions exceed certain internal rates-of-return and return-on-investment thresholds with respect to Avista’s investment in ACP II as set forth in the limited liability company agreement of ACP II, as amended, unless and until we increase our interest in certain oil and gas properties of ACP II located in Pennsylvania and Ohio or sell substantially all of our interest in such properties. Because the B Units do not provide the Company with an ownership interest in the oil and gas properties of ACP II, the Company is not required to pay for property acquisition, exploration or development costs associated with ACP II’s ownership interest in oil and gas properties, nor do the B Units entitle the Company to recognize oil and gas production and therefore, proved reserves associated with ACP II’s ownership interest in oil and gas properties. However, under the full cost method of accounting, cash distributions received on the B Units are considered proceeds from the sale of oil and gas properties which are recognized as a reduction of capitalized oil and gas property costs.
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
Deferred Financing Costs
Deferred financing costs include legal fees, accounting fees, underwriting fees, printing costs, and other direct costs associated with revolving credit facilities or the issuance of debt securities. The capitalized costs are amortized to interest expense, net of amounts capitalized using the effective interest method over the terms of the debt securities or revolving credit facilities.
Investment
The Company accounts for its investment in Oxane Materials, Inc. (“Oxane”) using the cost method of accounting and adjusts the carrying amount of its investment for contributions to and distributions from Oxane.
Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, receivables, payables, derivative instruments and debt. The carrying amounts of cash and cash equivalents, receivables and payables approximate fair value due to the highly liquid or short-term nature of these instruments. The fair values of derivative instruments are based on a pricing model that uses market data obtained from reputable independent sources, including (a) quoted forward prices for oil and gas, (b) discount rates, (c) volatility factors and (d) current market and contractual prices, as well as other relevant economic measures. The carrying amounts of debt under the Revolving Credit Facility and the Huntington Facility (as defined in Note 5. Debt below) approximate fair value as these borrowings bear interest at variable rates of interest. The carrying amounts of the Company’s 8.625% Senior Notes due 2018, or the Senior Notes, and its 4.375% Convertible Senior Notes due 2028, or the Convertible Senior Notes, may not approximate fair value because the notes bear interest at fixed rates of interest. See Note 5. Debt and Note 9. Fair Value Measurements.
Asset Retirement Obligations
The Company’s oil and gas properties require expenditures to plug and abandon wells after the reserves have been depleted. The asset retirement obligation is recognized as a liability at its fair value when the well is drilled with an associated increase in oil and gas property costs. Asset retirement obligations require estimates of the costs to plug and abandon wells, the costs to restore the surface, the remaining lives of wells based on oil and gas reserve estimates and future inflation rates. The obligations are discounted using a credit-adjusted risk-free interest rate which is accreted over the estimated productive lives of the oil and gas properties to their expected settlement values. Estimated costs consider historical experience, third party estimates and state regulatory requirements and do not consider salvage values. At least annually, the Company reassesses its asset retirement obligations to determine whether a change in the estimated obligation is necessary. Revisions in estimated liabilities can result from changes in estimated inflation rates, changes in estimated costs to plug and abandon wells and changes in estimated timing of oil and gas property retirement. Upon settlement of the liability, the Company either settles the obligation for its recorded amount or incurs a gain or loss upon settlement, which is included in oil and gas property costs. On an interim basis, the Company reassesses the estimated cash flows underlying the obligation when indicators suggest the estimated cash flows underlying the obligation have materially changed and updates its estimated obligation if necessary.
Commitments and Contingencies
Liabilities are recognized for contingencies when (i) it is both probable that an asset has been impaired or that a liability has been incurred and (ii) the amount of such loss is reasonably estimable.
Revenue Recognition
Oil and gas revenues are recognized when the products are sold to a purchaser at a fixed or determinable price, delivery has occurred, title has transferred and collectability of the revenue is reasonably assured. The Company follows the sales method of accounting for oil and gas revenues whereby revenue is recognized for all oil and gas sold to purchasers, regardless of whether the sales are proportionate to the Company’s ownership interest in the property. Production imbalances are recognized as an asset or liability to the extent that the Company has an imbalance on a specific property that is in excess of its remaining proved oil and gas reserves. Oil and gas sales volumes are not significantly different from the Company’s share of production, and as of June 30, 2012 and December 31, 2011, the Company did not have any material production imbalances.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Stock Options and SARs	$(2,975)	$4,914	$(1,309)	$6,914
Restricted Stock Awards and Units	5,476	3,330	8,581	6,450
	2,501	8,244	7,272	13,364
Less: Amounts Capitalized	(985)	(1,439)	(1,740)	(2,709)
Total Stock-Based Compensation Expense	$1,516	$6,805	$5,532	$10,655
Income Tax Benefit	$562	$2,500	$2,052	$3,915

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

Net Income Per Common Share
Supplemental net income per common share information is provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands, except per share amounts)
Net income	$28,504	$7,742	$37,927	$8,477
Basic weighted average common shares outstanding	39,596	38,898	39,520	38,841
Effect of dilutive instruments	446	599	467	609
Diluted weighted average common shares outstanding	40,042	39,497	39,987	39,450
Net income per common share
Basic	$0.72	$0.20	$0.96	$0.22
Diluted	$0.71	$0.20	$0.95	$0.21

Basic net income per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income per common share is based on the weighted average number of common shares and all potentially dilutive common shares outstanding during the period which include restricted stock awards and units, stock options, warrants and convertible debt. Shares of common stock subject to issuance upon the conversion of the Convertible Senior Notes did not have an effect on the calculation of dilutive shares for the three and six months ended June 30, 2012 or 2011, because the conversion price was in excess of the market price of the common stock for those periods.

3. PROPERTY AND EQUIPMENT, NET
At June 30, 2012 and December 31, 2011, property and equipment, net consisted of the following:

	June 30, 2012	December 31, 2011
	(In thousands)
Proved oil and gas properties	$1,433,319	$1,239,778
Accumulated depreciation, depletion and amortization	(471,714)	(397,737)
Proved oil and gas properties, net	961,605	842,041
Unproved properties and significant development projects, not being amortized
Unevaluated leasehold and seismic costs	292,310	277,425
Significant development projects	90,280	65,306
Exploratory wells in progress	59,063	70,533
Capitalized interest	49,445	46,471
Total costs not subject to amortization	491,098	459,735
Other property and equipment	16,269	12,835
Accumulated depreciation	(4,825)	(4,097)
Other property and equipment, net	11,444	8,738
Total property and equipment, net	$1,464,147	$1,310,514
Sale of Barnett Shale Properties
During the second quarter of 2012, the Company sold a significant portion of its Barnett Shale properties to an affiliate of Atlas Resource Partners, L.P. ("Atlas") for an agreed upon price of $190.0 million. Net proceeds received from the sale were approximately $187.0 million, subject to final post-closing adjustments. Purchase price adjustments primarily relate to proceeds received by the Company for sales of hydrocarbons from such properties between the effective date of January 1, 2012 and the closing date of April 30, 2012. The proceeds from such sale were recognized as a reduction of proved oil and gas properties.

4. INCOME TAXES
The Company’s estimated annual effective income tax rates are used to allocate expected annual income tax expense to interim periods. The rates are the ratio of estimated annual income tax expense to estimated annual income before income taxes by taxing jurisdiction, except for discrete items, which are significant, unusual or infrequent items for which income taxes are computed and recorded in the interim period in which the specific transaction occurs. The estimated annual effective income tax rates are applied to the year-to-date income before income taxes by taxing jurisdiction to determine the income tax expense allocated to the interim period. The Company updates its estimated annual effective income tax rate at the end of each quarterly period considering the geographic mix of income based on the tax jurisdictions in which the Company operates. Actual results that are different from the assumptions used in estimating the annual effective income tax rate will impact future income tax expense. Income tax expense differs from income tax expense computed by applying the U.S. federal statutory corporate income tax rate of 35% to income before income taxes as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Income tax expense at the statutory rate	$15,160	$3,971	$19,864	$4,599
State income taxes, net of U.S. federal income tax benefit	865	127	1,087	1,702
U.K. income tax benefit	(1,320)	(175)	(2,536)	(175)
Capital loss associated with investment in Pinnacle Gas Resources, Inc. for which no income tax benefit was recognized in prior periods	—	—	—	(1,135)
Other, net	105	(321)	413	(329)
Income tax expense	$14,810	$3,602	$18,828	$4,662

As of June 30, 2012, the Company had U.S. and U.K. income tax loss carryforwards of approximately $150.9 million and $105.1 million, respectively. The U.S. loss carryforwards expire between 2019 and 2032 if not utilized in earlier periods. The U.K. loss carryforwards are not subject to expiration as long as the Company maintains an activity trading status in the U.K. The realization of the deferred tax assets related to the loss carryforwards is dependent on the Company’s ability to generate sufficient future taxable income, which the Company expects to be able to generate within the applicable carryforward periods. Accordingly, the Company believes that it is more likely than not that its net deferred tax assets will be fully realized.
At June 30, 2012, the Company had no material uncertain tax positions and the tax years since 1999 in the U.S. remain open to review by federal and various state tax jurisdictions. In the U.K., the tax years since 2010 remain open to review by Her Majesty's Revenue and Customs.

5. DEBT
Debt consisted of the following at June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011
	(In thousands)
Senior Notes	$600,000	$600,000
Unamortized discount for Senior Notes	(5,163)	(5,464)
Convertible Senior Notes	73,750	73,750
Unamortized discount for Convertible Senior Notes	(2,459)	(3,799)
Senior Secured Revolving Credit Facility	130,000	47,000
U.K. Huntington Field Development Project Credit Facility	37,000	17,813
	833,128	729,300
Less: Current maturities of Huntington Facility due June 30, 2013	(16,650)	—
	$816,478	$729,300
Senior Notes
In connection with the issuance of an additional $200.0 million aggregate principal amount of unregistered Senior Notes ("Senior Notes") that were issued pursuant to a private placement on November 17, 2011, on February 22, 2012, the Company completed the exchange of registered Senior Notes for all of such unregistered Senior Notes.

Convertible Senior Notes
At June 30, 2012, the Company held $73.8 million aggregate principal amount of 4.375% convertible senior notes due 2028 (the “Convertible Senior Notes”). The holders of the Convertible Senior Notes may require the Company to repurchase the notes on June 1, 2013, 2018 and 2023, or upon a fundamental corporate change at a repurchase price in cash equal to 100 percent of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any. The Company may redeem notes at any time on or after June 1, 2013 at a redemption price equal to 100 percent of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any.
While the holders of the Convertible Senior Notes may require the Company to repurchase the Convertible Senior Notes in June 2013, the Company has the intent and ability to refinance the Convertible Senior Notes on a long-term basis with the available capacity of its Senior Secured Revolving Credit Facility, and accordingly, the Convertible Senior Notes have been classified as long-term debt in the consolidated balance sheet.
Senior Secured Revolving Credit Facility
The Company is party to a senior secured revolving credit facility ("Revolving Credit Facility") with Wells Fargo Bank, National Association as the administrative agent. The Revolving Credit Facility provides for a borrowing capacity up to the lesser of (i) the borrowing base (as defined in the senior credit agreement governing the Revolving Credit Facility) and (ii) $750.0 million. The Revolving Credit Facility matures on January 27, 2016. It is secured by substantially all of the Company’s U.S. assets and is guaranteed by certain of the Company’s U.S. subsidiaries. The initial borrowing base under the Revolving Credit Facility was $350.0 million. As a result of the Spring 2012 borrowing base redetermination, effective April 30, 2012, the borrowing base was reduced to $325.0 million after giving effect to the removal of properties in connection with the recent sale of Barnett Shale properties to Atlas, largely offset by the addition of proved reserves as a result of the Company's successful ongoing drilling program.
On March 26, 2012, the Revolving Credit Facility was amended to, among other things, (1) extend by two quarters the dates on which the maximum ratio of Total Debt to EBITDA (each as defined in the credit agreement governing the Revolving Credit Facility) steps down and (2) increase the basket available for redemptions of the Company's Convertible Senior Notes.
The Company is subject to certain covenants under the terms of the Revolving Credit Facility which include the maintenance of the following financial covenants: (1) a ratio of Total Debt to EBITDA of not more than (a) 4.75 to 1.00 for the fiscal quarter ending June 30, 2012, (b) 4.25 to 1.00 for fiscal quarters ending September 30, 2012 and December 31, 2012 and (c) 4.00 to 1.00 for fiscal quarters ending March 31, 2013 and thereafter; (2) a Current Ratio of not less than 1.00 to 1.00; (3) a ratio of Senior Debt to EBITDA of not more than 2.50 to 1.00; and (4) a ratio of EBITDA to Interest Expense of not less than 2.50 to 1.00 (each of the capitalized terms used in the foregoing clauses (1) through (4) being as defined in the credit agreement governing the Revolving Credit Facility). At June 30, 2012, the ratio of Total Debt to EBITDA was 3.40 to 1.00, the Current Ratio was 1.13 to 1.00, the ratio of Senior Debt to EBITDA was 0.48 to 1.00 and the ratio of EBITDA to Interest Expense was 4.63 to 1.00. Because the calculation of the financial ratios are made as of a certain date, the financial ratios can fluctuate significantly period to period as the amounts outstanding under the Revolving Credit Facility are dependent on the timing of cash flows related to operations, capital expenditures, sales of oil and gas properties and securities offerings.
At June 30, 2012, the Company had $130.0 million of borrowings outstanding under the Revolving Credit Facility with a weighted average interest rate of 2.78%. At June 30, 2012, the Company also had $1.0 million in letters of credit outstanding which reduced the amounts available under the Revolving Credit Facility. Future availability under the $325.0 million borrowing base is subject to the terms and covenants of the Revolving Credit Facility. The Revolving Credit Facility is used to fund ongoing working capital needs and the remainder of the Company’s capital expenditure plan to the extent such amounts exceed the cash flow from operations, proceeds from the sale of oil and gas properties and securities offerings.
U.K. Huntington Field Development Project Credit Facility
The Company and Carrizo U.K. Huntington Ltd. (“Carrizo UK”), as borrower, are parties to a Senior Secured Multicurrency Credit Facility (the “Huntington Facility”). The Huntington Facility provides for a multicurrency credit facility consisting of (1) a $55.0 million term loan facility to be used to fund Carrizo UK’s share of project development costs, (2) a $6.5 million contingent cost overrun term loan facility and (3) a $22.5 million post-completion credit facility providing for letters of credit to be used to secure certain abandonment and decommissioning obligations following project completion. The availability under the term loan facility and the cost overrun facility will be redetermined by the lenders at least semi-annually on each April 1 and October 1 in connection with the updating and recalculation of revenue and cash flow projections with respect to the Huntington Field project. An amendment to the facility was executed on April 17, 2012 which adjusted the repayment of the amounts outstanding under the term loan or cost overrun facility to the following: (i) 45% will be due on June 30, 2013, (ii) 20% will be due on December 31, 2013, (iii) 20% will be due on June 30, 2014, and (iv) the remaining 15% will be due on the final maturity date of December 31, 2014. As of April 1, 2012, following the semi-annual redetermination, the term loan facility and cost overrun facility were $55.0 million and $6.5 million, respectively.
As of June 30, 2012, borrowings outstanding under the Huntington Facility were $37.0 million, of which $16.7 million was classified as current, with a weighted average interest rate of 3.97% and no letters of credit had been issued.

6. COMMITMENTS AND CONTINGENCIES
From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not currently expect these matters to have a material adverse effect on the financial position or results of operations of the Company.
The operations and financial position and results of operations of the Company continue to be affected from time to time in varying degrees by domestic and foreign political developments as well as legislation and regulations pertaining to restrictions on oil and gas production, imports and exports, natural gas regulation, tax increases, environmental regulations and cancellation of contract rights. Both the likelihood and overall effect of such occurrences on the Company vary greatly and are not predictable.

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
In April 2012, the Company issued warrants to purchase 25,000 shares of the Company’s common stock to the third party’s affiliate for leases acquired prior to the expiration of the Land Agreement. The April 2012 issuance was the final issuance of warrants under the Land Agreement.

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
The fair value of derivative instruments at June 30, 2012, and December 31, 2011 was a net asset of $58.6 million and $37.3 million, respectively. The following sets forth a summary of the distribution of net fair value of the Company's derivative instruments:

Counterparty	June 30, 2012	December 31, 2011
Credit Suisse	52%	68%
BNP Paribas	27%	19%
Societe Generale	11%	2%
BBVA Compass	6%	—%
Shell Energy North America (US) LP	2%	6%
Credit Agricole	2%	5%
Total	100%	100%

Master netting agreements are in place with each of these counterparties. Because the counterparties are either investment grade financial institutions or an investment grade international oil and gas company, the Company believes it has minimal credit risk and accordingly does not currently require its counterparties to post collateral to support the asset positions of its derivative instruments. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties to its derivative instruments. Although the Company does not currently anticipate such nonperformance, it continues to monitor the financial viability of its counterparties. Because Credit Suisse, Credit Agricole, BBVA Compass, and Societe Generale are lenders in the Company’s Revolving Credit Facility, and BNP Paribas and Societe Generale are lenders in the Company’s Huntington Facility, the Company is not required to post collateral with respect to derivatives instruments in a net liability position with these counterparties as the contracts are secured by the Revolving Credit Facility or the Huntington Facility, respectively.
The following sets forth a summary of the Company’s U.S. natural gas derivative positions at average delivery location (WAHA and Houston Ship Channel) prices as of June 30, 2012:

Period	Volumes (in MMbtu)	Weighted Average Floor Price ($/MMbtu)	Weighted Average Ceiling Price ($/MMbtu)
2012	11,132,000	$4.96	$5.13
2013	10,950,000	$5.07	$5.07
2014	3,650,000	$—	$5.50
In connection with the natural gas derivative instruments above, the Company has entered into protective put spreads. For the remainder of 2012, at market prices below the short put price of $4.41, the floor price becomes the market price plus the put spread of $1.02 on 4,296,400 of the 11,132,000 MMBtus and the remaining 6,835,600 MMBtus would have a floor price of $4.96.
The following sets forth a summary of the Company’s U.S. crude oil derivative positions at average NYMEX prices as of June 30, 2012:

Period	Volumes (in Bbls)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
2012	883,200	$86.15	$105.91
2013	1,861,500	$87.57	$104.82
2014	1,095,000	$91.75	$103.88
2015	620,500	$92.79	$97.18
For the three and six months ended June 30, 2012 and 2011, the Company recorded the following related to its oil and gas derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Realized gain (loss) on derivative instruments, net	$9,887	$4,904	$21,020	$14,910
Unrealized gain (loss) on derivative instruments, net	28,360	7,161	20,265	(3,032)
Gain (loss) on derivative instruments, net	$38,247	$12,065	$41,285	$11,878

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, and indicate the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

	June 30, 2012				December 31, 2011
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(In thousands)
Assets:
Derivative instruments	$—	$72,683	$—	$72,683	$—	$61,073	$—	$61,073
Liabilities:
Derivative instruments	—	(14,088)	—	(14,088)	—	(23,792)	—	(23,792)
Total	$—	$58,595	$—	$58,595	$—	$37,281	$—	$37,281
The fair values of the Company's derivative instruments are based on a pricing model that uses market data obtained from reputable independent sources and are considered Level 2 inputs, including (a) quoted forward prices for oil and gas, (b) discount rates, (c) volatility factors and (d) current market and contractual prices, as well as other relevant economic measures. The estimates of fair value are also compared to the values provided by the counterparty for reasonableness and are adjusted for the counterparties' credit quality for derivative assets and the Company's credit quality for derivative liabilities. To date, adjustments for credit quality have not had a material impact on the fair values.
The fair values reported in the consolidated balance sheets are as of a particular point in time and subsequently change as these estimates are revised to reflect actual results, changes in market conditions and other factors. The assets and liabilities for derivative instruments included in the tables above are presented on a gross basis. The assets and liabilities for derivative instruments included in the consolidated balance sheets are presented on a net basis when such amounts are with the same counterparty and subject to master netting agreements. The Company had no transfers in or out of Levels 1 or 2 for the six months ended June 30, 2012 or 2011.
Fair Value of Other Financial Instruments
The Company’s other financial instruments consist of cash and cash equivalents, receivables, payables and debt which are all classified as Level 1 under the fair value hierarchy. The carrying amounts of cash and cash equivalents, receivables and payables approximate fair value due to the highly liquid or short-term nature of these instruments. The carrying amounts of debt under the Revolving Credit Facility and the Huntington Facility approximate fair value as these borrowings bear interest at variable rates of interest. The fair value of the Convertible Senior Notes at June 30, 2012 and December 31, 2011 was estimated at approximately $73.3 million and $73.0 million, respectively, based on quoted market prices. The fair value of the Senior Notes at June 30, 2012 and December 31, 2011 was estimated at approximately $627.0 million and $606.0 million, respectively, based on quoted market prices. See Note 5. Debt for the carrying amounts of the Convertible Senior Notes and Senior Notes.

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
The rules of the SEC require that condensed consolidating financial information be provided for a subsidiary that has guaranteed the debt of a registrant issued in a public offering, where the guarantee is full, unconditional and joint and several and where the voting interest of the subsidiary is 100% owned by the registrant. The Company is, therefore, presenting condensed consolidating financial information as of June 30, 2012 and December 31, 2011, and for the three and six months ended June 30, 2012 and 2011 on a parent company, combined guarantor subsidiaries, combined non-guarantor subsidiaries and consolidated basis and should be read in conjunction with the consolidated financial statements. The financial information may not necessarily be indicative of results of operations, cash flows, or financial position had the Subsidiary Guarantors operated as independent entities.

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

CARRIZO OIL & GAS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2012
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets	$1,440,016	$111,247	$1,487	$(1,404,603)	$148,147
Property and equipment, net	108,699	1,234,104	98,317	23,027	1,464,147
Investments in subsidiaries	(21,347)	—	—	21,347	—
Other assets	51,012	38,499	11,237	(8,400)	92,348
Total assets	$1,578,380	$1,383,850	$111,041	$(1,368,629)	$1,704,642

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$171,965	$1,466,599	$21,553	$(1,345,415)	$314,702
Long-term liabilities	804,554	2,232	25,854	—	832,640
Shareholders’ equity	601,861	(84,981)	63,634	(23,214)	557,300
Total liabilities and shareholders’ equity	$1,578,380	$1,383,850	$111,041	$(1,368,629)	$1,704,642

	December 31, 2011
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets	$1,349,841	$71,018	$3,874	$(1,304,336)	$120,397
Property and equipment, net	101,015	1,131,672	68,911	8,916	1,310,514
Investments in subsidiaries	(58,764)	—	—	58,764	—
Other assets	38,853	54,062	9,133	(5,279)	96,769
Total assets	$1,430,945	$1,256,752	$81,918	$(1,241,935)	$1,527,680

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$150,793	$1,368,456	$4,366	$(1,252,295)	$271,320
Long-term liabilities	724,801	2,183	22,429	(2,908)	746,505
Shareholders’ equity	555,351	(113,887)	55,123	13,268	509,855
Total liabilities and shareholders’ equity	$1,430,945	$1,256,752	$81,918	$(1,241,935)	$1,527,680

CARRIZO OIL & GAS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30, 2012
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Oil and gas revenues	$4,608	$79,210	$—	$—	$83,818
Cost and expenses	32,818	51,429	75	(15,223)	69,099
Operating income (loss)	(28,210)	27,781	(75)	15,223	14,719
Other income and (expense), net	34,187	(7,014)	1,422	—	28,595
Income (loss) before income taxes	5,977	20,767	1,347	15,223	43,314
Income tax (expense) benefit	(2,092)	(7,268)	1,320	(6,770)	(14,810)
Equity in income (loss) of subsidiaries	16,166	—	—	(16,166)	—
Net income (loss)	$20,051	$13,499	$2,667	$(7,713)	$28,504

	For The Three Months Ended June 30, 2011
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Oil and gas revenues	$9,389	$41,283	$—	$—	$50,672
Cost and expenses	21,788	24,237	143	(1,534)	44,634
Operating income (loss)	(12,399)	17,046	(143)	1,534	6,038
Other income and (expense), net	15,242	(8,255)	(1,681)	—	5,306
Income before income taxes	2,843	8,791	(1,824)	1,534	11,344
Income tax (expense) benefit	(784)	(3,230)	976	(564)	(3,602)
Equity in income (loss) of subsidiaries	4,713	—	—	(4,713)	—
Net income (loss)	$6,772	$5,561	$(848)	$(3,743)	$7,742

CARRIZO OIL & GAS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS

	For The Six Months Ended June 30, 2012
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Oil and gas revenues	$11,397	$153,136	$—	$—	$164,533
Cost and expenses	47,365	94,107	153	(14,112)	127,513
Operating income (loss)	(35,968)	59,029	(153)	14,112	37,020
Other income and (expense), net	35,314	(14,560)	(1,019)	—	19,735
Income (loss) before income taxes	(654)	44,469	(1,172)	14,112	56,755
Income tax (expense) benefit	229	(15,564)	2,536	(6,029)	(18,828)
Equity in income (loss) of subsidiaries	30,269	—	—	(30,269)	—
Net income (loss)	$29,844	$28,905	$1,364	$(22,186)	$37,927

	For The Six Months Ended June 30, 2011
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Oil and gas revenues	$18,164	$76,566	$—	$—	$94,730
Cost and expenses	37,969	43,647	143	(2,832)	78,927
Operating income (loss)	(19,805)	32,919	(143)	2,832	15,803
Other income and (expense), net	11,098	(12,081)	(1,681)	—	(2,664)
Income before income taxes	(8,707)	20,838	(1,824)	2,832	13,139
Income tax (expense) benefit	3,059	(7,656)	976	(1,041)	(4,662)
Equity in income (loss) of subsidiaries	12,334	—	—	(12,334)	—
Net income (loss)	$6,686	$13,182	$(848)	$(10,543)	$8,477

CARRIZO OIL & GAS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30, 2012
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities	$44,412	$101,585	$(898)	$—	$145,099
Net cash used in investing activities	(158,119)	(188,743)	(26,805)	119,927	(253,740)
Net cash provided by financing activities	101,298	93,120	26,807	(119,927)	101,298
Net increase (decrease) in cash and cash equivalents	(12,409)	5,962	(896)	—	(7,343)
Cash and cash equivalents, beginning of period	19,134	7,263	1,715	—	28,112
Cash and cash equivalents, end of period	$6,725	$13,225	$819	$—	$20,769

	For The Six Months Ended June 30, 2011
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
			(In thousands)
Net cash provided by operating activities	$18,563	$56,042	$(483)	$—	$74,122
Net cash used in investing activities	(57,759)	(114,348)	(35,130)	114,121	(93,116)
Net cash provided by financing activities	42,199	65,766	45,124	(114,121)	38,968
Net increase (decrease) in cash and cash equivalents	3,003	7,460	9,511	—	19,974
Cash and cash equivalents, beginning of period	1,418	2,710	—	—	4,128
Cash and cash equivalents, end of period	$4,421	$10,170	$9,511	$—	$24,102

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

General Overview
Our second quarter 2012 included oil and gas revenues of $83.8 million and production of 2,393 Mboe. The key drivers to our results for the three months ended June 30, 2012 included the following:
Drilling program. Our success is largely dependent on the results of our drilling program. During the three months ended June 30, 2012, we drilled (a) 15 gross wells (11.7 net) in the Eagle Ford Shale, (b) 13 gross wells (2.9 net) in the Marcellus Shale, (c) 8 gross wells (5.1 net) in the Niobrara Formation, and (d) 1 gross well (0.2 net) in the U.K. North Sea.
Production. Our second quarter 2012 production of 2,393 Mboe (14.4 Bcfe) increased 29% from the second quarter 2011 production of 1,862 Mboe (11.2 Bcfe). The increase in production from the second quarter of 2011 to the second quarter of 2012 was primarily due to increased production from new wells primarily in the Eagle Ford Shale and the Niobrara Formation, partially offset by normal production decline, and the sale of substantially all of our non-core area Barnett Shale properties to KKR Natural Resources (“KKR”) in May 2011 and the sale of a significant portion of our remaining Barnett Shale properties to Atlas Resource Partners, L.P. ("Atlas") in April 2012.
Commodity prices. Our average realized oil price during the second quarter of 2012 was $98.92 per barrel, or 1% higher than the price during the second quarter of 2011. Our average realized gas price during the second quarter of 2012 was $1.32 per Mcf, or 59% lower than the price during the second quarter of 2011.
Sale of Barnett Shale Properties. In April 2012, we completed the sale of a significant portion of our remaining Barnett Shale properties to Atlas for an agreed upon price of $190.0 million. Net proceeds received from the sale were approximately $187.0 million in cash, subject to final post-closing adjustments. The purchase price adjustments primarily related to proceeds received by the Company for sales of hydrocarbons from such properties between the effective date of January 1, 2012 and the closing date of April 30, 2012. The net proceeds have been recognized as a reduction of the Company's capitalized oil and gas property costs and accordingly, no gain or loss was recognized as a result of the sale. The sale included approximately 221 gross (110 net) wells that produced at an approximate net rate of 35 MMcfe per day. Estimated total proved reserves associated with the divested properties, as determined by Carrizo's third party engineer at year-end 2011, were approximately 312 Bcfe (comprised of 177 Bcfe of proved developed and 135 Bcfe of proved undeveloped reserves), of which 53 Bcfe were non-operated. The Company used substantially all of the net proceeds from this sale to reduce the outstanding borrowings under its Revolving Credit Facility.

Outlook
While the market for natural gas remains challenging due to low spot and future prices, we are insulated from a portion of their effect by our hedging of 11,132,000 MMbtus of natural gas at June 30, 2012 for the remainder of 2012. The Atlas and KKR sales and our rapidly growing oil production, further serve to reduce our exposure to the natural gas market. The current market and outlook for crude oil is much more attractive and we are aggressively locking in these prices by increasing our hedge positions as our oil production grows. At June 30, 2012, we had hedges in place for 883,200 bbls of oil for the remainder of 2012. Production growth and commodity prices that permit us to drill, develop and produce at a profit are key to our future success.
Eagle Ford and Niobrara. Based upon the success of our drilling results since late 2010, we continue to focus on developing our liquid rich resource plays in the Eagle Ford Shale and the Niobrara Formation and have reallocated capital from development of Barnett Shale and Marcellus Shale gas to Eagle Ford and Niobrara oil. As of June 30, 2012, we had 45 wells producing in the Eagle Ford Shale and 19 wells producing in the Niobrara Formation. As of July 31, 2012, we were operating three rigs on our Eagle Ford properties and one rig on our Niobrara properties.
Marcellus Shale. As a result of the material decline in natural gas prices, we and our joint venture partners are carefully reviewing our drilling program and have significantly reduced our planned spending in the Marcellus Shale during 2012. We will continue to monitor prices and, consistent with our existing contractual commitments, may decrease our activity level and capital expenditures further, or may increase such activity, if natural gas prices so warrant. As of June 30, 2012, we had 21 wells producing in the Marcellus Shale. As of July 31, 2012 we were operating one rig on our Marcellus properties.
Barnett Shale. During the second quarter we completed the drilling of one well and, as of July 31, 2012, were operating no rigs on our Barnett properties.

U.K. North Sea. During the second quarter of 2012, we continued development of the Huntington Field. As of July 31, 2012, all producer and injector wells had been completed. We currently expect production from this field to begin in the fourth quarter of 2012.

Results of Operations
Three Months Ended June 30, 2012, Compared to the Three Months Ended June 30, 2011
Revenues from oil and gas production for the three months ended June 30, 2012 increased 65% to $83.8 million from $50.7 million for the same period in 2011 primarily due to increased oil production and higher oil prices partially offset by lower gas prices. Production volumes for the three months ended June 30, 2012 and 2011 were 2,393 Mboe and 1,862 Mboe, respectively. The increase in production from the second quarter of 2011 to the second quarter of 2012 was primarily due to increased production from new wells, partially offset by normal production decline, the sale of substantially all of our non-core area Barnett Shale properties to KKR in May 2011 and the sale of a significant portion of our remaining properties in the Barnett Shale to a subsidiary of Atlas in April 2012. Average realized gas prices decreased 59% to $1.32 per Mcf in the second quarter of 2012 from $3.25 per Mcf in the same period in 2011. Average realized oil prices increased 1% to $98.92 per barrel from $98.02 per barrel in the same period in 2011.
The following table summarizes production volumes, average realized sales prices and oil and gas revenues for the three months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		2012 Period Compared to 2011 Period
	2012	2011	Increase (Decrease)	% Increase (Decrease)
Production volumes
Oil and condensate (MBbls)	693	158	535	338%
Natural gas (MMcf)	9,808	9,803	5	—%
NGLs (Mboe)	65	70	(5)	(7)%
Total oil and gas production (Mboe)	2,393	1,862	531	29%
Average realized sales prices
Oil and condensate (per Bbl)	$98.92	$98.02	$0.90	1%
Natural gas (per Mcf)	1.32	3.25	(1.93)	(59)%
NGLs (per Boe)	34.97	47.16	(12.19)	(26)%
Total average realized sales price (per Boe)	$35.03	$27.21	$7.82	29%
Oil and gas revenues (In thousands)
Oil and condensate	$68,576	$15,530	$53,046	342%
Natural gas	12,964	31,840	(18,876)	(59)%
NGLs	2,278	3,302	(1,024)	(31)%
Total oil and gas revenues	$83,818	$50,672	$33,146	65%

Lease operating expenses were $7.0 million (or $2.94 per Boe or $0.49 per Mcfe) for the three months ended June 30, 2012 as compared to lease operating expenses of $7.4 million (or $3.99 per Boe or $0.66 per Mcfe) for the second quarter of 2011. The $0.4 million decrease in lease operating expenses is primarily due to the Atlas and KKR sales partially offset by increased production. The decrease in operating cost per unit is primarily due to the Atlas and KKR sales (which were higher operating cost per unit properties compared to our remaining Barnett Shale properties) partially offset by the higher operating cost per unit associated with oil production.
Production taxes were $3.1 million (or 3.7% of oil and gas revenues) for the three months ended June 30, 2012 as compared to $1.5 million (or 2.9% of oil and gas revenues) for the three months ended June 30, 2011. The increase in production taxes is due primarily to increased oil production. The increase in production taxes as a percentage of oil and gas revenues was primarily due to increased oil production, which has a higher effective production tax rate as compared to our natural gas production.

Ad valorem taxes increased to $2.3 million (or $0.96 per Boe or $0.16 per Mcfe) for the three months ended June 30, 2012 from $1.0 million ($0.53 per Boe or $0.09 per Mcfe) for the same period in 2011. The increase in ad valorem taxes is due primarily to new oil wells drilled in 2011. The increase in ad valorem taxes per unit is due primarily to new oil wells drilled in 2011, which have higher property tax valuations as compared to our natural gas wells.
Depreciation, depletion and amortization (“DD&A”) expense for the second quarter of 2012 increased $22.8 million to $43.4 million ($18.12 per Boe or $3.02 per Mcfe) from the DD&A expense for the second quarter of 2011 of $20.6 million ($11.04 per Boe or $1.84 per Mcfe). The $22.8 million increase in DD&A is attributable to both the increase in production and an increase in the DD&A rate per unit. The increase in the DD&A rate per unit is largely due to the impact of the significant decrease in natural gas reserves in the Barnett Shale as result of the Atlas sale as well as the significant increase in crude oil reserves in the Eagle Ford that were added in 2011, which have a higher finding cost per equivalent unit than our natural gas reserves.
General and administrative expense decreased to $13.1 million for the three months ended June 30, 2012 from $14.1 million for the corresponding period in 2011. The decrease was primarily due to decreased stock-based compensation expense which was primarily driven by a decrease in the fair value of cash-settled stock appreciation rights due to a decrease in stock price during the second quarter of 2012 as compared to an increase in stock price during the second quarter of 2011, partially offset by an increase in the number of restricted stock awards outstanding during second quarter of 2012 as compared to the second quarter of 2011 and increased compensation costs related to an increase in personnel in the second quarter of 2012 as compared to the second quarter of 2011.
The net gain on derivative instruments of $38.3 million in the second quarter of 2012 consisted of an $28.4 million unrealized gain on derivatives and a $9.9 million realized gain on derivatives. The net gain on derivative instruments of $12.1 million in the second quarter of 2011 was comprised of a $7.2 million unrealized gain on derivatives and a $4.9 million realized gain on derivatives.
Interest expense and capitalized interest for the three months ended June 30, 2012 were $17.7 million and $7.8 million, respectively, as compared to $12.4 million and $5.6 million, respectively, for the same period in 2011. The increase in interest expense was primarily due to interest on the $200 million aggregate principal amount of our Senior Notes that were issued in the fourth quarter of 2011. The increase in capitalized interest was primarily related the U.K. Huntington field development project.
The estimated annual effective income tax rates for 2012 and 2011 were 37.1% and 36.7%, respectively. The effective income tax rates for the second quarter of 2012 and 2011 were 34.2% and 31.8%, respectively, which were lower than the estimated annual effective income tax rates due to the foreign tax benefit of our U.K. Huntington field development project.

Six Months Ended June 30, 2012, Compared to the Six Months Ended June 30, 2011

Revenues from oil and gas production for the six months ended June 30, 2012 increased 74% to $164.5 million from $94.7 million for the same period in 2011 primarily due to increased production and higher oil prices, partially offset by lower gas prices. Production volumes for the six months ended June 30, 2012 and 2011 were 4,704 Mboe and 3,644 Mboe, respectively. The increase in production for the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 was primarily due to increased production from new wells, partially offset by normal production decline and the Atlas and KKR sales. Average realized gas prices decreased 49% to $1.60 per Mcf for the first six months of 2012 from $3.16 per Mcf in the same period in 2011. Average realized oil prices increased 11% to $103.66 per barrel from $93.74 per barrel in the same period in 2011.

The following table summarizes production volumes, average realized sales prices and oil and gas revenues for the six months ended June 30, 2012 and 2011:

	Six Months Ended June 30,		2012 Period Compared to 2011 Period
	2012	2011	Increase (Decrease)	% Increase (Decrease)
Production volumes
Oil and condensate (MBbls)	1,234	292	942	323%
Natural gas (MMcf)	20,135	19,282	853	4%
NGLs (Mboe)	114	139	(25)	(18)%
Total oil and gas production (Mboe)	4,704	3,644	1,060	29%
Average realized sales prices
Oil and condensate (per Bbl)	$103.66	$93.74	$9.92	11%
Natural gas (per Mcf)	1.60	3.16	(1.56)	(49)%
NGLs (per Boe)	39.00	47.00	(8.00)	(17)%
Total average realized sales prices (per Boe)	$34.98	$26.00	$8.98	35%
Oil and gas revenues (In thousands)
Oil and condensate	$127,945	$27,360	$100,585	368%
Natural gas	32,151	60,851	(28,700)	(47)%
NGLs	4,437	6,519	(2,082)	(32)%
Total oil and gas revenues	$164,533	$94,730	$69,803	74%

Lease operating expenses were $15.5 million (or $3.29 per Boe or $0.55 per Mcfe) for the six months ended June 30, 2012 as compared to lease operating expenses of $14.1 million (or $3.87 per Boe or $0.64 per Mcfe) for the six months ended June 30, 2011. Lease operating expenses increased $2.1 million primarily due to increased production from new wells partially offset by the Atlas and KKR sales. The decrease in operating cost per unit is due to the Atlas and KKR sales (which were higher operating cost per unit properties as compared to our remaining Barnett Shale properties) partially offset by the higher operating cost per unit associated with oil production.

Production taxes increased to $6.2 million (or 3.8% of oil and gas revenues) for the six months ended June 30, 2012 from $2.4 million (or 2.5% of oil and gas revenues) for the six months ended June 30, 2011. The increase in production taxes is due primarily to increased oil production. The increase in production taxes as a percentage of oil and gas revenues was primarily due to increased oil production, which has a higher effective production tax rate as compared to our natural gas production.

Ad valorem taxes increased to $5.9 million ($1.26 per Boe or $0.21 per Mcfe) for the six months ended June 30, 2012 from $1.7 million ($0.46 per Boe or $0.08 per Mcfe) for the same period in 2011. The increase in ad valorem taxes is due primarily to new oil wells drilled in 2011 and the commonwealth of Pennsylvania’s February 2012 enactment of an “impact fee” on the drilling of unconventional natural gas wells. Because of the retroactive nature of the impact fee, approximately $1.2 million of ad valorem taxes recognized during the first six months of 2012 is attributable to wells drilled prior to 2012. The increase in ad valorem taxes per unit is due primarily to new oil wells drilled in 2011, which have higher property tax valuations as compared to our natural gas wells, as well as the recognition of the impact fee in 2012.

DD&A expense for the six months ended June 30, 2012 increased $37.7 million to $74.9 million (or $15.96 per Boe or $2.66 per Mcfe) from $37.3 million (or $10.20 per Boe or $1.70 per Mcfe) for the same period in 2011. The $37.7 million increase in DD&A is attributable to both the increase in production and an increase in the DD&A rate per unit. The increase in the DD&A rate per unit is largely due to the impact of the significant decrease in natural gas reserves in the Barnett Shale as a result of the Atlas and KKR sales as well as the increase in crude oil reserves in the Eagle Ford that were added in 2011, which have a higher finding cost per equivalent unit than our natural gas reserves.

General and administrative expense increased to $24.6 million for the six months ended June 30, 2012 from $23.3 million for the corresponding period in 2011. The increase was primarily due to increased compensation costs related to an increase in personnel in the six months ended June 30, 2012 as compared to the six months ended June 30, 2011, higher stock-based compensation expense due to a higher number of restricted stock awards outstanding during the six months ended June 30, 2012 as compared to the same period of 2011, partially offset by a decrease in the fair value of cash-settled stock appreciation rights due to a decrease in stock price during the six months ended June 30, 2012 as compared to an increase in stock price during the same period of 2011.

The net gain on derivative instruments of $41.3 million in the first six months of 2012 consisted of a $20.3 million unrealized gain on derivatives and a $21.0 million realized gain on derivatives. The net gain on derivative instruments of $11.9 million in the first six months of 2011 was comprised of a $14.9 million realized gain on derivatives and a $3.0 million unrealized loss on derivatives.

Interest expense and capitalized interest for the six months ended June 30, 2012 were $35.0 million and $13.8 million, respectively, as compared to $24.6 million and $10.9 million, respectively, for the same period in 2011. The increase in interest expense was primarily due to interest on the $200 million aggregate principal amount of our Senior Notes that were issued in the fourth quarter of 2011. The increase in capitalized interest was primarily related the U.K. Huntington field development project.

The estimated annual effective income tax rates for 2012 and 2011 were 37.1% and 36.7%, respectively. The effective income tax rates for the six months ended June 30, 2012 and 2011 were 33.2% and 35.5%, respectively, which were lower than the estimated annual effective income tax rates due to the foreign tax benefit of our U.K. Huntington field development project.

Liquidity and Capital Resources
2012 Capital Expenditure Plan and Funding Strategy. In August 2012, our Board approved a revised U.S. capital expenditure plan of $600.0 million which includes approximately $378.0 million for the Eagle Ford Shale, $61.0 million for the Niobrara Formation, $54.0 million for the Marcellus Shale, $29.0 million for the Barnett Shale, and $78.0 million for other areas, inclusive of carries. Planned capital expenditures for the Huntington Field development project in the U.K. North Sea are $35.0 million, all of which is expected to be funded by our Huntington Facility. We intend to finance the remainder of our 2012 capital expenditure plan primarily from the sources described below under “ – Sources and Uses of Cash.” Our capital program could vary depending upon various factors, including the availability and cost of drilling rigs, land and industry partner issues, our available cash flow and financing, success of drilling programs, weather delays, commodity prices, market conditions, the acquisition of leases with drilling commitments and other factors.
Sources and Uses of Cash. Our primary use of cash is capital expenditures related to our drilling and development programs and, to a lesser extent, our lease and seismic data acquisition programs. The actual amount of investment could vary depending upon various factors, including the availability and cost of drilling rigs, land and industry partner issues, our available cash flow, success of drilling programs, weather delays, commodity prices, market conditions, the acquisition of leases with drilling commitments and other factors. For the six months ended June 30, 2012, we funded our capital expenditures with cash provided by operations, payments or carried interest relating to our joint ventures with Reliance and GAIL, net proceeds from the Atlas sale and borrowings under our Revolving Credit Facility and the Huntington Facility. Potential sources of future liquidity include the following:

•
Cash on hand and cash generated by operations. Cash flows from operations are highly dependent on commodity prices and market conditions for oilfield services. We hedge a portion of our production to mitigate the risk of a decline in oil and gas prices.

•
Borrowings under the Revolving Credit Facility and the Huntington Facility. At July 31, 2012, $190.0 million and $40.0 million of borrowings were outstanding under the Revolving Credit Facility and the Huntington Facility, respectively. At July 31, 2012, we also had $1.0 million in letters of credit outstanding under the Revolving Credit Facility, which reduce the amounts available under the Revolving Credit Facility. The amount we are able to borrow with respect to the borrowing base of the Revolving Credit Facility, which borrowing base is currently $325.0 million, is subject to compliance with the financial covenants and other provisions of the credit agreement governing the Revolving Credit Facility.

•
Borrowings under project financing arrangements in certain limited circumstances. As described above, we plan to fund a substantial portion of our remaining costs relating to development of the Huntington Field from our Huntington Facility.

•
Asset sales. On April 30, 2012, we completed the sale of a significant portion of our Barnett Shale properties to Atlas for an agreed upon price of $190.0 million. Net proceeds received from the sale were approximately $187.0 million, subject to final post-closing adjustments. Purchase price adjustments primarily relate to proceeds received by the Company for sales of hydrocarbons from such properties between the effective date of January 1, 2012 and the closing date of April 30, 2012. We used substantially all of the net proceeds from this sale to reduce the outstanding borrowings under the Revolving Credit Facility. In order to further fund our capital expenditure plan, we may consider additional sales of certain properties or assets, including our interest in the Huntington field development project in the U.K. North Sea, as well as other properties such as certain of our Gulf Coast properties, that are not part of our core business, or are no longer deemed essential to our future growth, and provided that we are able to sell such assets on terms that are acceptable to us.

•
Securities offerings. As situations or conditions arise, we may choose to issue debt, equity or other instruments to supplement our cash flows. However, we may not be able to obtain such financing on terms that are acceptable to us, or at all.

•	Lease option agreements and land banking arrangements, such as those we have entered into in the Barnett Shale and other plays.

•
Joint ventures with third parties through which such third parties fund a portion of our exploration activities to earn an interest in our exploration acreage and/or purchase a portion of interests, such as our joint ventures with Reliance in the Marcellus Shale, and with GAIL in the Eagle Ford Shale.

Overview of Cash Flow Activities. Net cash provided by operating activities was $145.1 million and $74.1 million for the six months ended June 30, 2012 and 2011, respectively. The increase was primarily due to increased crude oil production and prices, partially offset by lower gas prices in the first six months of 2012 as compared to the same period in 2011.
Net cash used in investing activities was $253.7 million and $93.1 million for the six months ended June 30, 2012 and 2011, respectively, and increased primarily due to increased capital expenditures particularly related to our increased Eagle Ford drilling program, partially offset by an increase in proceeds from sales of oil and gas properties.
Net cash provided by financing activities for the six months ended June 30, 2012 and 2011 was $101.3 million and $39.0 million, respectively. The increase related primarily to the increased net borrowings under the Revolving Credit Facility and the Huntington Facility during the first six months of 2012 as compared to the first six months of 2011.
Liquidity/Cash Flow Outlook. Economic downturns may adversely affect our ability to access capital markets in the future. We currently believe that cash provided by operating activities, the sale of assets (including our recent sale of Barnett Shale properties to Atlas) and borrowings under the Revolving Credit Facility and the Huntington Facility will be sufficient to fund our immediate cash flow requirements. Cash provided by operating activities is primarily driven by production and commodity prices. While we have steadily increased production over the last few years, spot and futures prices of natural gas remain depressed. To manage our exposure to commodity price risk and to provide a level of certainty in the cash flows that will support our capital expenditures program, we hedge a portion of our production and, as of July 31, 2012, we had hedged approximately 9,024,000 MMBtu (59,000 MMBtu per day for the remainder of 2012) of our estimated August through December 2012 natural gas production at a weighted average floor or swap price of $5.02 per MMBtu relative to WAHA and Houston Ship Channel prices. Additionally, we had hedged approximately 734,400 Bbls (4,800 Bbls per day for the remainder of 2012) of our estimated August through December 2012 crude oil production at a weighted average floor or swap price of $86.15 per Bbl relative to NYMEX prices. As of July 31, 2012, we had borrowings outstanding of $190.0 million and $40.0 million under our Revolving Credit Facility and Huntington Facility, respectively. Our borrowing base under our Revolving Credit Facility is currently $325.0 million. At July 31, 2012, we also had $1.0 million in letters of credit outstanding, which reduce the amounts available under the Revolving Credit Facility. Additionally, as noted under “—Sources and Uses of Cash” above, the amount we are able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the credit agreement governing the Revolving Credit Facility. The borrowing base is affected by our lenders’ assumptions with respect to future oil and gas prices. Our borrowing base may decrease if our lenders reduce their expectations with respect to future oil and gas prices from those assumptions used to determine our existing borrowing base. The next borrowing base redetermination is scheduled to occur in the third quarter of 2012.
If cash provided by operating activities, proceeds from asset sales, funds available under the Revolving Credit Facility and the Huntington Facility and the other sources of cash described under “—Sources and Uses of Cash” are insufficient to fund the remainder of our revised 2012 capital expenditure plan, we may need to reduce our capital expenditure plan or seek other financing alternatives to fund it. We may not be able to obtain financing needed in the future on terms that would be acceptable to us, or at all. If we cannot obtain adequate financing, we may be required to limit or defer a portion of our revised 2012 capital expenditure plan, thereby adversely affecting the recoverability and ultimate value of our oil and gas properties. Subject in each case to then existing market conditions and to our then expected liquidity needs, among other factors, we may use a portion of our internally generated cash flows, proceeds from asset sales or borrowings or cash on hand to reduce debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, through debt redemptions or tender offers, or through repayments of bank borrowings.

Contractual Obligations
The following table sets forth estimates of our contractual obligations as of June 30, 2012 (in thousands):

	2012	2013	2014	2015	2016	2017 and Beyond	Total
Debt (1)	$—	$24,050	$12,950	$—	$203,750	$600,000	$840,750
Interest on debt (2)	32,575	59,797	59,146	57,678	52,194	103,500	364,890
Operating leases	51	1,216	1,388	1,370	1,370	7,533	12,928
Drilling contracts	24,206	41,158	30,509	7,904	—	—	103,777
Pipeline volume commitments	5,805	16,149	17,136	15,150	8,711	1,411	64,362
Asset retirement obligations	1,093	189	313	78	61	11,545	13,279
Seismic obligations	1,907	—	—	—	—	—	1,907
Other	1,243	660	104	—	—	—	2,007
Total Contractual Obligations	$66,880	$143,219	$121,546	$82,180	$266,086	$723,989	$1,403,900
(1) Noteholders may require us to repurchase the Convertible Senior Notes in June 2013, June 2018 or June 2023. The Company has the intent and ability to refinance the Convertible Senior Notes on a long-term basis with the available capacity of its Senior Secured Revolving Credit Facility, which matures in 2016, and accordingly, the Convertible Senior Notes have been presented as a 2016 contractual obligation.
(2) Interest on long-term debt is based on the 8.625% rate on the Senior Notes, the 4.375% rate on the Convertible Senior Notes until June 1, 2013 and the Revolving Credit Facility rate of 2.78% thereafter reflecting our intent and ability to refinance the Convertible Senior Notes with the available capacity under our Revolving Credit Facility, the June 30, 2012 average interest rate of 2.78% for amounts outstanding under our Revolving Credit Facility and the June 30, 2012 average interest rate of 3.97% for amounts outstanding under the Huntington Facility.

Financing Arrangements
Senior Secured Revolving Credit Facility
In January 2011, we entered into the Revolving Credit Facility which provides for a borrowing capacity up to the lesser of (i) the Borrowing Base and (ii) $750.0 million. The Revolving Credit Facility matures on January 27, 2016. It is secured by substantially all of our assets (excluding our Carrizo UK assets described below under “—Huntington Field Development Project Credit Facility” and our Utica Shale assets) and is guaranteed by certain of our subsidiaries: Bandelier Pipeline Holding, LLC, Carrizo (Eagle Ford) LLC, Carrizo Marcellus Holding Inc., Carrizo (Marcellus) LLC, Carrizo (Marcellus) WV LLC, Carrizo (Niobrara) LLC, CLLR, Inc., Hondo Pipeline, Inc. and Mescalero Pipeline, LLC. Any subsidiary of ours that does not currently guarantee our obligations under our Revolving Credit Facility that subsequently becomes a material domestic subsidiary (as defined under our Revolving Credit Facility) will be required to guarantee our obligations under our Revolving Credit Facility. The initial borrowing base under the Revolving Credit Facility was $350.0 million. As a result of the Spring 2012 borrowing base redetermination, effective April 30, 2012, the borrowing base was reduced to $325.0 million after giving effect to the removal of properties in connection with the recent sale of Barnett Shale properties to Atlas, largely offset by the addition of proved reserves as a result of the Company's successful ongoing drilling program. The next borrowing base redetermination is expected to occur in the third quarter of 2012.
On March 26, 2012, the Revolving Credit Facility was amended to, among other things, (1) extend by two quarters the dates on which the maximum ratio of Total Debt to EBITDA (each as defined in the credit agreement governing the Revolving Credit Facility) steps down and (2) increase the basket available for redemptions of our Convertible Senior Notes from $30.0 million to $75.0 million.
We are subject to certain covenants under the terms of the Revolving Credit Facility which include the maintenance of the following financial covenants: (1) a ratio of Total Debt to EBITDA of not more than (a) 4.75 to 1.00 for the fiscal quarter ending June 30, 2012, (b) 4.25 to 1.00 for fiscal quarters ending September 30, 2012 and December 31, 2012 and (c) 4.00 to 1.00 for fiscal quarters ending March 31, 2013 and thereafter; (2) a Current Ratio of not less than 1.00 to 1.00; (3) a ratio of Senior Debt to EBITDA of not more than 2.50 to 1.00; and (4) a ratio of EBITDA to Interest Expense of not less than 2.50 to 1.00 (each of the capitalized terms used in the foregoing clauses (1) through (4) being as defined in the credit agreement governing the Revolving Credit Facility). At June 30, 2012, the ratio of Total Debt to EBITDA was 3.40 to 1.00, the Current Ratio was 1.13 to 1.00, the ratio of Senior Debt to EBITDA was 0.48 to 1.00 and the ratio of EBITDA to Interest Expense was 4.63 to 1.00. Because the calculation of the financial ratios are made as of a certain date, the financial ratios can fluctuate significantly period to period as the amounts outstanding under the Revolving Credit Facility are dependent on the timing of cash flows related to operations, capital expenditures, sales of oil and gas properties and securities offerings.
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
At June 30, 2012, we had $130.0 million of borrowings outstanding under the Revolving Credit Facility with a weighted average interest rate of 2.78%. At June 30, 2012, we also had $1.0 million in letters of credit outstanding which reduced the amounts available under the Revolving Credit Facility. Future availability under the $325.0 million borrowing base is subject to the terms and covenants of the Revolving Credit Facility. The Revolving Credit Facility is used to fund ongoing working capital needs and the remainder of our capital expenditure plan to the extent such amounts exceed the cash flow from operations, proceeds from the sale of oil and gas properties and securities offerings.
U.K. Huntington Field Development Project Credit Facility
On January 28, 2011, we and Carrizo UK, as borrower, entered into the Huntington Facility. The Huntington Facility is secured by substantially all of Carrizo UK’s assets and is limited recourse to us. The Huntington Facility provides financing for a substantial portion of Carrizo UK’s share of costs associated with the Huntington Field development project in the U.K. North Sea. The Huntington Facility provides for a multicurrency credit facility consisting of (1) a $55.0 million term loan facility to be used to fund Carrizo UK’s share of project development costs, (2) a $6.5 million contingent cost overrun term loan facility and (3) a $22.5 million post-completion credit facility providing for letters of credit to be used to secure certain abandonment and decommissioning obligations following project completion.
Availability under each of the term loan facility and the cost overrun facility is subject to borrowing bases that are generally based on consolidated cash flow and debt service projections for Carrizo UK attributable to certain proved reserves in the Huntington Field project. The availability under the term loan facility and the cost overrun facility will be redetermined by the lenders at least semi-annually on each April 1 and October 1 in connection with the updating and recalculation of revenue and cash flow projections with respect to the Huntington Field project. As of April 1, 2012, following the semi-annual redetermination of the borrowing base, the term loan facility and cost overrun facility were $55.0 million and $6.5 million, respectively.
Initial borrowings under the term loan facility and cost overrun facility were conditioned on, among other things, our having made an approximate $22.5 million equity contribution to Carrizo UK, which was completed during the first quarter of 2011. Prior to project completion, we may be responsible under the Huntington Facility for making an additional equity contribution to Carrizo UK in the event the term loan borrowing base is reduced to a level at or above the amount of borrowings then outstanding. We may also be responsible under the Huntington Facility for making certain additional equity contributions to Carrizo UK in the event of certain specified projected Cost Overruns (as defined in the Huntington Facility). To the extent that the cost overrun facility and any required equity contributions are insufficient, we are responsible for funding any Cost Overruns on a 100% basis. If after project completion, the lenders reasonably determine that Carrizo UK is required to incur additional capital expenditures that were not contemplated by the Huntington Field development plan originally approved by the U.K. Department of Energy and Climate Change, we will be responsible for funding such additional expenditures. We are responsible for making certain other payments under the Huntington Facility, including funding certain projected working capital shortfalls, providing cash collateral for letters of credit issued under the post-completion credit facility and paying certain costs of the required hedging arrangements described below.
The annual interest rate on each borrowing is (a) LIBOR (EURIBOR for euro-denominated loans) for the applicable interest period, plus (b) a margin of (i) 3.50% until the completion of the Huntington Field development project and 3.0% thereafter for the term loan credit facility and post-completion credit facility or (ii) 4.75% for the cost overrun facility.
Borrowings under the term loan and cost overrun facilities are available until the earlier of June 30, 2013 or the achievement of certain project development milestones. The term loan and cost overrun facilities mature on December 31, 2014, subject to acceleration in the event that future projection estimates of remaining reserves in the project area have declined to less than 25% of the level initially projected by Carrizo UK and the lenders. Letters of credit under the post-completion credit facility mature on December 31, 2016. An amendment to the facility was executed on April 17, 2012 which adjusted the repayment of the amounts outstanding under the term loan or cost overrun facility to the following: (i) 45% will be due on June 30, 2013, (ii) 20% will be due on December 31, 2013, (iii) 20% will be due on June 30, 2014, and (iv) the remaining 15% will be due on the final maturity date of December 31, 2014.

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
As of June 30, 2012, borrowings outstanding under the Huntington Facility were $37.0 million, of which $16.7 million was classified as current, with a weighted average interest rate of 3.97% and no letters of credit had been issued.

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
The table below presents the 12 month average oil and gas prices used in our June 30, 2012 U.S. full cost ceiling test and related cushion along with various pricing scenarios to demonstrate the sensitivity of our U.S. cost center ceiling to changes in 12 month average oil and/or gas prices. This sensitivity analysis is as of June 30, 2012 and, accordingly, does not consider drilling results, production and prices subsequent to June 30, 2012 that may require revisions to our proved reserve estimates.

Scenario	12 Month Average Oil Price ($/Bbl)	12 Month Average Gas Price ($/MMbtu)	Cushion/(Impairment) (in millions)
Actual - June 30, 2012	$101.15	$2.27	$129
+10% Oil / +10% Gas	$111.26	$2.50	$270
-10% Oil / -10% Gas	$91.03	$2.04	$(63)
+10% Oil / 0% Gas	$111.26	$2.27	$227
-10% Oil / 0% Gas	$91.03	$2.27	$(17)
0% Oil / +10% Gas	$101.15	$2.50	$175
0% Oil / -10% Gas	$101.15	$2.04	$83

The cost center ceiling exceeded our net capitalized costs for the U.K. cost center at June 30, 2012 by approximately $131.9 million and was based on 12 month average oil prices of $108.48 per barrel. A ten percent increase in average market prices at June 30, 2012 would have increased the cost center ceiling by approximately $19.7 million and a ten percent decrease in average market prices would have decreased the cost center ceiling by approximately $19.7 million. This sensitivity analysis is as of June 30, 2012 and, accordingly, does not consider drilling results and prices subsequent to June 30, 2012 that may require revisions to our proved reserve estimates.

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
We rely on various types of derivative instruments to manage our exposure to commodity price risk and to provide a level of certainty in our forward cash flows supporting our capital expenditure program. The derivative instruments typically used are fixed-rate swaps, costless collars, puts, calls and basis differential swaps. Under these derivative instruments, payments are received or made based on the differential between a fixed and a variable product price. These agreements are settled in cash at termination, expiration or exchanged for physical delivery contracts. Our current long-term strategy is to manage exposure for a substantial, but varying, portion of forecasted production for up to 36 months. The derivative instruments are carried at fair value in the consolidated balance sheets, with changes in fair value recognized as gain (loss) on derivative instruments, net in the consolidated statements of operations for the period in which the changes occur.
The fair value of derivative instruments at June 30, 2012, and December 31, 2011 was a net asset of $58.6 million and $37.3 million, respectively. The following sets forth a summary of the net fair value of the Company's derivative instruments by counterparty:

Counterparty	June 30, 2012	December 31, 2011
Credit Suisse	52%	68%
BNP Paribas	27%	19%
Societe Generale	11%	2%
BBVA Compass	6%	—%
Shell Energy North America (US) LP	2%	6%
Credit Agricole	2%	5%
Total	100%	100%
Master netting agreements are in place with these counterparties. Because the counterparties are either investment grade financial institutions or an investment grade international oil and gas company, we believe we have minimal credit risk and accordingly do not currently require our counterparties to post collateral to support the asset positions of our derivative instruments. As such, we are exposed to credit risk to the extent of nonperformance by the counterparties to our derivative instruments. Although we do not currently anticipate such nonperformance, we continue to monitor the financial viability of our counterparties. Because Credit Suisse, Credit Agricole, BBVA Compass, and Societe Generale are lenders under our Revolving Credit Facility, and BNP Paribas and Societe Generale are lenders under our Huntington Facility, we are not required to post collateral with respect to derivatives instruments in a net liability position with these counterparties, as the contracts are secured by the Revolving Credit Facility or the Huntington Facility, respectively.
The following sets forth a summary of our U.S. natural gas derivative positions at average delivery location (WAHA and Houston Ship Channel) prices as of June 30, 2012:

Period	Volumes (in MMbtu)	Weighted Average Floor Price ($/MMbtu)	Weighted Average Ceiling Price ($/MMbtu)
2012	11,132,000	$4.96	$5.13
2013	10,950,000	$5.07	$5.07
2014	3,650,000	$—	$5.50
In connection with the natural gas derivative instruments above, the Company has entered into protective put spreads. For the remainder of 2012, at market prices below the short put price of $4.41, the floor price becomes the market price plus the put spread of $1.02 on 4,296,400 of the 11,132,000 MMBtus and the remaining 6,835,600 MMBtus would have a floor price of $4.96.
The following sets forth a summary of our U.S. crude oil derivative positions at average NYMEX prices as of June 30, 2012:

Period	Volumes (in Bbls)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
2012	883,200	$86.15	$105.91
2013	1,861,500	$87.57	$104.82
2014	1,095,000	$91.75	$103.88
2015	620,500	$92.79	$97.18

For the three and six months ended June 30, 2012 and 2011, we recorded the following related to our oil and gas derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(In thousands)
Realized gain (loss) on derivative instruments, net	$9,887	$4,904	$21,020	$14,910
Unrealized gain (loss) on derivative instruments, net	28,360	7,161	20,265	(3,032)
Gain (loss) on derivative instruments, net	$38,247	$12,065	$41,285	$11,878

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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. They concluded that the controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.
Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended June 30, 2012 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuance of Warrants to Purchase Common Stock under the Land Agreement. On November 24, 2009, the Company entered into a Land Agreement, as amended (the “Land Agreement”), with an unrelated third party and its affiliate. In April 2012, the Company issued warrants to purchase 25,000 shares of the Company’s common stock to the third party’s affiliate for leases acquired prior to the expiration of the Land Agreement. The April 2012 issuance was the final issuance of warrants under the Land Agreement. The warrants are subject to antidilution adjustments and may be exercised on a “cashless” basis. The warrants were issued pursuant to an exemption from registration under §4(2) of the Securities Act of 1933, as amended.
See Note 7. Shareholders’ Equity for further discussion of the Land Agreement.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
None.

Item 5. Other Information
In November 1999, we entered into a month-to-month agreement, as amended, with San Felipe Resource Company, an entity owned by Mr. Webster, under which Mr. Webster provides consulting services to the Company in exchange for a fee of $15,000 per month. In his capacity as a consultant, Mr. Webster was granted awards under the Company's Incentive Plan. As a result of such arrangement, Mr. Webster generally did not receive the compensation otherwise granted to our Board members. On May 16, 2012, Mr. Webster and the Company terminated this agreement. Mr. Webster will now receive as a board member a retainer of $180,000 per year, and will be entitled to the same meeting attendance fees as other members of the Board (i.e. $2,500 per meeting attended in person and $1,000 per meeting if attending telephonically), together with an equity award of shares of common stock of the Company, with such compensation and award of shares to be reviewed and determined on an annual basis by the Compensation Committee.

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

Carrizo Oil & Gas, Inc. (Registrant)

Date:	August 8, 2012	By:	/s/ Paul F. Boling
Vice President, Chief Financial Officer and Secretary (Principal Financial Officer)

Date:	August 8, 2012	By:	/s/ David L. Pitts
Vice President and Chief Accounting Officer (Principal Accounting Officer)