Form 10-Q
period 2013-03-31
CARRIZO OIL & GAS INC
filed 2013-05-10
CIK 1040593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 000-29187-87
_________________________________________________
CARRIZO OIL & GAS, INC.
(Exact name of registrant as specified in its charter)
_________________________________________________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 30, 2013 was 40,385,285.

CARRIZO OIL & GAS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2013

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
CARRIZO OIL & GAS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2013	December 31, 2012
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$71,646	$52,095
Accounts receivable, net	102,912	112,821
Accounts receivable - related party	26,050	9,815
Current assets held for sale	—	1,882
Assets of discontinued operations	18,500	—
Fair value of derivative instruments	6,493	23,981
Deferred income taxes	2,061	—
Prepaids and other current assets	3,474	8,111
Total current assets	231,136	208,705
PROPERTY AND EQUIPMENT, NET
Oil and gas properties using the full cost method of accounting
Proved oil and gas properties, net	1,299,338	1,152,548
Unproved properties, not being amortized	358,272	323,688
Other property and equipment, net	14,115	11,438
TOTAL PROPERTY AND EQUIPMENT, NET	1,671,725	1,487,674
LONG-TERM ASSETS HELD FOR SALE	—	132,626
DEFERRED FINANCING COSTS, NET	22,917	23,914
FAIR VALUE OF DERIVATIVE INSTRUMENTS	6,283	5,180
DEFERRED INCOME TAXES	—	21,272
OTHER ASSETS	5,111	4,625
TOTAL ASSETS	$1,937,172	$1,883,996
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	$75,965	$44,775
Revenue and royalties payable	96,964	82,300
Current taxes payable	1,067	765
Accrued drilling costs	55,207	60,729
Accrued interest	25,816	18,012
Other accrued liabilities	33,482	27,680
Advances for joint operations	18,119	8,069
Deferred income taxes	—	7,925
Current liabilities associated with assets held for sale	—	48,663
Liabilities of discontinued operations	14,928	—
Total current liabilities	321,548	298,918
LONG-TERM DEBT, NET OF DEBT DISCOUNT	968,663	967,808
LONG-TERM LIABILITIES ASSOCIATED WITH ASSETS HELD FOR SALE	—	23,547
LIABILITIES OF DISCONTINUED OPERATIONS	15,600	—
ASSET RETIREMENT OBLIGATIONS	5,098	4,489
FAIR VALUE OF DERIVATIVE INSTRUMENTS	993	—
DEFERRED INCOME TAXES	3,563	—
OTHER LIABILITIES	4,908	4,218
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value (90,000 shares authorized, 40,380 and 40,165 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively)	404	402
Additional paid-in capital	672,695	667,096
Accumulated deficit	(56,300)	(82,482)
Total shareholders’ equity	616,799	585,016
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,937,172	$1,883,996
The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For The Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)
OIL AND GAS REVENUES	$111,901	$80,715
COSTS AND EXPENSES
Lease operating	10,195	8,423
Production tax	4,513	3,099
Ad valorem tax	1,860	3,615
Depreciation, depletion and amortization	45,590	31,561
General and administrative (inclusive of stock-based compensation expense of $6,483 and $4,016 for the three months ended March 31, 2013 and 2012, respectively)	16,173	11,535
Accretion related to asset retirement obligations	107	102
TOTAL COSTS AND EXPENSES	78,438	58,335
OPERATING INCOME	33,463	22,380
OTHER INCOME AND EXPENSES
Gain (loss) on derivative instruments, net	(14,554)	3,803
Interest expense	(21,752)	(16,457)
Capitalized interest	6,776	6,023
Other income, net	40	212
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,973	15,961
INCOME TAX EXPENSE	(1,449)	(5,285)
NET INCOME FROM CONTINUING OPERATIONS	$2,524	$10,676
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	23,658	(1,253)
NET INCOME	$26,182	$9,423

NET INCOME PER COMMON SHARE - BASIC
Net income from continuing operations	$0.06	$0.27
Net income (loss) from discontinued operations	0.60	(0.03)
Net income	$0.66	$0.24

NET INCOME PER COMMON SHARE - DILUTED
Net income from continuing operations	$0.06	$0.27
Net income (loss) from discontinued operations	0.59	(0.03)
Net income	$0.65	$0.24

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	39,778	39,445
Diluted	40,333	39,917

The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Three Months Ended March 31,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$26,182	$9,423
Net (income) loss from discontinued operations, net of income taxes	(23,658)	1,253
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities-
Depreciation, depletion and amortization	45,590	31,561
Unrealized (gain) loss on derivative instruments, net	20,269	7,330
Accretion related to asset retirement obligations	107	102
Stock-based compensation, net of amounts capitalized	6,483	4,016
Allowance for doubtful accounts	(575)	40
Deferred income taxes	1,449	5,285
Amortization of debt discount and deferred financing costs, net of amounts capitalized	1,309	1,033
Other, net	27	1,174
Changes in operating assets and liabilities-
Accounts receivable	2,216	(20,746)
Accounts payable	29,337	27,892
Accrued liabilities	(16,398)	16,692
Other, net	(1,156)	(1,377)
Net cash provided by operating activities - continuing operations	91,182	83,678
Net cash used in operating activities - discontinued operations	(61)	(436)
Net cash provided by operating activities	91,121	83,242
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures - oil and gas properties	(230,244)	(191,059)
Capital expenditures - other property and equipment	(999)	(2,721)
Increase (decrease) in capital expenditure payables and accruals	16,984	6,264
Proceeds from sales of U.S. oil and gas properties, net	9,063	693
Advances to operators	1,942	94
Advances for joint operations	10,050	(28,535)
Other, net	1,243	(1,416)
Net cash used in investing activities - continuing operations	(191,961)	(216,680)
Net cash used in investing activities - discontinued operations	116,179	(10,241)
Net cash used in investing activities	(75,782)	(226,921)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings and issuances	45,000	238,685
Debt repayments	(45,000)	(109,000)
Payments of costs associated with revolving credit facility and debt issuance	(50)	(222)
Proceeds from stock options exercised	743	—
Net cash provided by financing activities - continuing operations	693	129,463
Net cash provided by financing activities - discontinued operations	3,000	9,673
Net cash provided by financing activities	3,693	139,136
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	19,032	(4,543)
CASH AND CASH EQUIVALENTS, beginning of period	52,614	28,112
CASH AND CASH EQUIVALENTS, end of period	$71,646	$23,569
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of the Company after elimination of all significant intercompany transactions and balances and are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company proportionately consolidates its undivided interests in oil and gas properties as well as investments in unincorporated entities, such as partnerships and limited liability companies where the Company, as a partner or member, has undivided interests in the oil and gas properties. The consolidated financial statements reflect all necessary adjustments, all of which were of a normal recurring nature and are in the opinion of management necessary for a fair presentation of the Company’s interim financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The operating results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications had no effect on total assets, total liabilities, total shareholders’ equity, net income, or net cash provided by or used in operating, investing or financing activities.
Discontinued Operations
On December 27, 2012, the Company agreed to sell Carrizo UK Huntington Ltd, a wholly owned subsidiary of the Company (“Carrizo UK”), and all of its interest in the Huntington Field discovery, where Carrizo UK owned a 15% non-operated working interest and certain overriding royalty interests. The sale closed on February 22, 2013. Accordingly, the Company classified the U.K. North Sea assets and associated liabilities as current and long-term assets held for sale and current and long-term liabilities associated with assets held for sale in the consolidated balance sheets as of December 31, 2012. As of March 31, 2013, the Company classified the remaining assets and liabilities associated with the U.K. North Sea as assets of discontinued operations and liabilities of discontinued operations in the consolidated balance sheets. The related results of operations and cash flows have been classified as discontinued operations, net of income taxes, in the consolidated statements of income, statements of cash flows and condensed consolidating financial information. Unless otherwise indicated, the information in these notes relate to the Company’s continuing operations. Information related to assets held for sale and discontinued operations is included in “Note 3. Discontinued Operations” and “Note 10. Condensed Consolidating Financial Information.”
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods reported. Certain of such estimates and assumptions are inherently unpredictable and will differ from actual results. The Company evaluates subsequent events through the date the financial statements are issued.
Significant estimates include volumes of proved oil and gas reserves, which are used in calculating the amortization of proved oil and gas property costs, the present value of future net revenues included in the full cost ceiling test, estimates of future taxable income used in assessing the realizability of deferred tax assets, and the timing of asset retirement obligations. Oil and gas reserve estimates, and therefore calculations based on such reserve estimates, are subject to numerous inherent uncertainties, the accuracy of which, is a function of the quality and quantity of available data, the application of engineering and geological interpretation and judgment to available data and the interpretation of mineral leaseholds and other contractual arrangements, including adequacy of title, drilling requirements and royalty obligations. These estimates also depend on assumptions regarding quantities and production rates of recoverable oil and gas reserves, oil and gas prices, timing and amounts of development costs and operating expenses, all of which will vary from those assumed in our estimates. Other significant estimates include impairments of unproved properties, fair values of derivative instruments, stock-based compensation, collectability of receivables, disputed claims, interpretation of contractual arrangements (including royalty obligations and notional interest calculations) and contingencies.  Estimates are based on current assumptions that may be materially affected by the results of subsequent drilling, testing and production as well as subsequent changes in oil and gas prices, counterparty creditworthiness, interest rates and the market value and volatility of the Company's common stock.
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with original maturities of three months or less.
Accounts Receivable and Allowance for Doubtful Accounts
The Company establishes an allowance for doubtful accounts when it determines that it will not collect all or a part of an accounts receivable balance. The Company assesses the collectability of its accounts receivable on a quarterly basis and adjusts the allowance as necessary using the specific identification method. At March 31, 2013 and December 31, 2012, the Company’s allowance for doubtful accounts was $1.2 million and $1.4 million, respectively.
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
Derivative instruments subject the Company to a concentration of credit risk. See “Note 8. Derivative Instruments” for further discussion of concentration of credit risk related to the Company’s derivative instruments.
Oil and Gas Properties
Oil and gas properties are accounted for using the full cost method of accounting under which all productive and nonproductive costs directly associated with property acquisition, exploration and development activities are capitalized to costs centers established on a country-by-country basis. Internal costs, including payroll and stock-based compensation, directly associated with acquisition, exploration and development activities are capitalized and totaled $2.1 million and $3.4 million for the three months ended March 31, 2013 and 2012, respectively. Internal costs related to production, general corporate overhead and similar activities are expensed as incurred.
Capitalized oil and gas property costs within a cost center are amortized on an equivalent unit-of-production method, converting oil and natural gas liquids to gas equivalents at the ratio of one barrel of oil or natural gas liquids to six thousand cubic feet of gas, which represents their approximate relative energy content. The equivalent unit-of-production rate is computed on a quarterly basis by dividing production by proved oil and gas reserves at the beginning of the quarter then applying such amount to capitalized oil and gas property costs, which includes estimated asset retirement costs, less accumulated amortization, plus the estimated future expenditures (based on current costs) to be incurred in developing proved reserves, net of estimated salvage values. Average depreciation, depletion and amortization (“DD&A”) per Boe was $19.04 and $13.66 for the three months ended March 31, 2013 and 2012, respectively.
Unproved properties, which are not being amortized, include unevaluated leasehold and seismic costs associated with specific unevaluated properties, the cost of exploratory wells in progress, and related capitalized interest. Significant costs of unevaluated properties and exploratory wells in progress are assessed individually on a quarterly basis to determine whether or not and to what extent proved reserves have been assigned to the properties or if an impairment has occurred, in which case the related costs are added to the oil and gas property costs subject to amortization. Factors the Company considers in its impairment assessment include drilling results by the Company and other operators, the terms of oil and gas leases not held by production and drilling capital expenditure plans. The Company expects to complete its evaluation of the majority of its unproved leasehold within the next five years and exploratory wells in progress within the next year. Individually insignificant costs of unevaluated properties are grouped by major area and added to the oil and gas property costs subject to amortization based on the average primary lease term of the properties. The Company capitalized interest costs associated with its unevaluated leasehold and seismic costs and exploratory wells in progress of $6.8 million and $6.0 million for the three months ended March 31, 2013 and 2012, respectively. Interest is capitalized on the average balance of unevaluated leasehold and seismic costs and the average balance of exploratory wells in progress using a weighted-average interest rate based on outstanding borrowings.

Proceeds from the sale of oil and gas properties are recognized as a reduction of capitalized oil and gas property costs with no gain or loss recognized, unless the sale significantly alters the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. On February 22, 2013, the Company closed on the sale of Carrizo UK, which included all of the Company's proved reserves in its U.K. cost center. As a result, the Company recognized a $37.3 million gain in “net income (loss) from discontinued operations, net of income taxes” in the consolidated statements of income. Other than the sale of Carrizo UK noted above, the Company has not had any sales of oil and gas properties that significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center through March 31, 2013.
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
Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, receivables, payables, derivative instruments and long-term debt. The carrying amounts of cash and cash equivalents, receivables and payables approximate fair value due to the highly liquid or short-term nature of these instruments. The fair values of the Company's derivative instruments are based on a third-party pricing model that uses market data obtained from third-party sources, including (a) quoted forward prices for oil and gas, (b) discount rates, (c) volatility factors and (d) current market and contractual prices, as well as other relevant economic measures. The carrying amounts of long-term debt under the Company’s revolving credit facility approximate fair value as the borrowings bear interest at variable rates of interest. The carrying amounts of the Company’s senior notes and convertible senior notes may not approximate fair value because the notes bear interest at fixed rates of interest. See “Note 6. Long-Term Debt” and “Note 9. Fair Value Measurements.”
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
Revenue Recognition
Oil and gas revenues are recognized when the products are sold to a purchaser at a fixed or determinable price, delivery has occurred, title has transferred and collectability is reasonably assured. The Company follows the sales method of accounting for oil and gas revenues whereby revenue is recognized for all oil and gas sold to purchasers, regardless of whether the sales are proportionate to the Company’s ownership interest in the property. Production imbalances are recognized as an asset or liability to the extent that the Company has an imbalance on a specific property that is in excess of its remaining proved oil and gas reserves. Oil and gas sales volumes are not significantly different from the Company’s share of production and as of March 31, 2013 and December 31, 2012, the Company did not have any material production imbalances.
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
The Company’s Board of Directors establishes risk management policies and reviews derivative instruments, including volumes, types of instruments and counterparties, on a quarterly basis. These policies require that derivative instruments be executed only by the President or Chief Financial Officer after consultation with and concurrence by the President, Chief Financial Officer and Chairman of the Board. The master contracts with approved counterparties identify the President and Chief Financial Officer as the only Company representatives authorized to execute trades. See “Note 8. Derivative Instruments” for further discussion of the Company’s derivative instruments.
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

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Stock Appreciation Rights	$3,932	$1,666
Restricted Stock Awards and Units	3,857	3,104
	7,789	4,770
Less: amounts capitalized	(1,306)	(754)
Total Stock-Based Compensation Expense	$6,483	$4,016
Income Tax Benefit	$(2,363)	$(1,474)
Stock Options and SARs. For stock options and SARs that the Company expects to settle in common stock, stock-based compensation expense is based on the grant-date fair value and recognized over the vesting period (generally three years). For SARs that the Company expects to settle in cash, stock-based compensation expense is based on the fair value remeasured at each reporting period, recognized over the vesting period (generally three years) and classified as other accrued liabilities for the portion of the awards that are vested or are expected to vest within the next 12 months, with the remainder classified as other long-term liabilities. Subsequent to vesting, the liability for SARs that the Company expects to settle in cash is remeasured in earnings at each reporting period based on fair value until the awards are settled. The Company recognizes stock-based compensation expense over the vesting period for stock options and SARs using the straight-line method, except for awards with performance conditions, in which case the Company uses the graded vesting method. Stock options typically expire ten years after the date of grant. SARs typically expire between four and seven years after the date of grant. The Company uses the Black-Scholes-Merton option pricing model to compute the fair value of stock options and SARs.
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
Net Income From Continuing Operations Per Common Share
Supplemental net income from continuing operations per common share information is provided below:

	Three Months Ended March 31,
	2013	2012
	(In thousands, except per share amounts)
Net income from continuing operations	$2,524	$10,676
Basic weighted average common shares outstanding	39,778	39,445
Effect of dilutive instruments	555	472
Diluted weighted average common shares outstanding	40,333	39,917
Net income from continuing operations per common share
Basic	$0.06	$0.27
Diluted	$0.06	$0.27
Basic net income from continuing operations per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income from continuing operations per common share is based on the weighted average number of common shares and all potentially dilutive common shares outstanding during the period which include restricted stock awards and units, stock options, SARs expected to be settled in common stock, warrants and convertible debt. The Company excludes shares related to restricted stock awards, units and stock options from the calculation of diluted weighted average shares outstanding when the grant prices are greater than the average market prices of the common shares for the period as the effect would be antidilutive to the computation. The shares excluded for the periods ending March 31, 2013 and 2012 were not significant. Shares of common stock subject to issuance upon the conversion of the Company's convertible senior notes did not have an effect on the calculation of dilutive shares for the three months ended March 31, 2013 or 2012, because the conversion price was in excess of the market price of the common stock for those periods.
Recently Adopted Accounting Pronouncements
Effective January 1, 2013, the Company adopted the provisions of ASU No. 2011-11, Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities, and began providing enhanced disclosures regarding the effect or potential effect of netting arrangements on an entity's financial position by improving information about financial instruments and derivative instruments that either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. Reporting entities are required to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. We adopted this new disclosure requirement effective January 1, 2013. The adoption did not have a material effect on our consolidated financial statements.

3. Discontinued Operations
On December 27, 2012, the Company agreed to sell Carrizo UK, and all of its interest in the Huntington Field discovery, including a 15% non-operated working interest and certain overriding royalty interests, to a subsidiary of Iona Energy Inc. (“Iona Energy”). The sale closed on February 22, 2013 with an agreed-upon price of $184.0 million, including the assumption and repayment by Iona Energy of the $55.0 million of borrowings outstanding under Carrizo UK's senior secured multicurrency credit facility ("the Huntington Facility”) as of the closing date.
In connection with this sale, the Company recognized net proceeds of approximately $144.1 million, including net purchase price adjustments (primarily related to working capital) and deferred consideration, resulting in a gain on sale of approximately $37.3 million, net of transaction costs and a $30.5 million accrual for estimated future obligations related to the sale. The Company expects to receive deferred consideration of $18.5 million as of the earlier of six months from the agreement closing date or when Iona Energy receives payment for its first lifting of production from the Huntington Field, in accordance with the sale and purchase agreement, as amended.
The remaining assets and liabilities associated with the sale of Carrizo UK have been classified as discontinued operations in the consolidated balance sheets. Given the expected timing of payments related to the liabilities, the Company has classified the estimated amounts expected to be paid in the next 12 months as current. See “Note 2. Summary of Significant Accounting Policies—Use of Estimates” for further discussion of estimates and assumptions that may affect the reported amounts of assets and liabilities and disclosures related to the sale of Carrizo UK.
The related results of operations and cash flows have been classified as discontinued operations, net of income taxes, in the consolidated statements of income and cash flows. For the three months ended March 31, 2013 and 2012, the Company’s U.K. assets had no production or revenues. The following table summarizes the amounts included in net income (loss) from discontinued operations, net of income taxes presented in the consolidated statements of income for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
OIL AND GAS REVENUES	$—	$—
COSTS AND EXPENSES
General and administrative	5	2
Accretion related to asset retirement obligations	36	76
TOTAL COST AND EXPENSES	41	78
OPERATING LOSS	(41)	(78)
OTHER INCOME AND EXPENSES
Gain on sale of discontinued operations	37,294	—
Gain (loss) on derivative instruments, net	(44)	(765)
Interest expense	(253)	(879)
Capitalized interest	253	—
Other income (expense), net	24	(798)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	37,233	(2,520)
INCOME TAX (EXPENSE) BENEFIT	(13,575)	1,267
NET INCOME (LOSS) FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	$23,658	$(1,253)
Income Taxes
Carrizo UK is a disregarded entity for U.S. income tax purposes. Accordingly, the income tax (expense) benefit reflected above includes the Company's U.S. deferred income tax (expense) benefit associated with the income (loss) from discontinued operations before income taxes. The related U.S. deferred tax assets and liabilities have been classified as deferred income taxes of continuing operations in the consolidated balance sheet.
Foreign Currency
The U.S. dollar was the functional currency for the Company’s operations in the U.K. North Sea. Transaction gains or losses that occured due to the realization of assets and the settlement of liabilities denominated in a currency other than the functional currency were recorded as Other income (expense), net.

4. Property and Equipment, Net
At March 31, 2013 and December 31, 2012, property and equipment, net consisted of the following:

	March 31, 2013	December 31, 2012
	(In thousands)
Proved oil and gas properties	$1,905,658	$1,713,827
Accumulated depreciation, depletion and amortization	(606,320)	(561,279)
Proved oil and gas properties, net	1,299,338	1,152,548
Unproved properties, not being amortized
Unevaluated leasehold costs	281,197	238,833
Exploratory wells in progress	33,415	43,803
Capitalized interest	43,660	41,052
Total unproved properties, not being amortized	358,272	323,688
Other property and equipment	20,098	17,079
Accumulated depreciation	(5,983)	(5,641)
Other property and equipment, net	14,115	11,438
Total property and equipment, net	$1,671,725	$1,487,674
Utica Shale Joint Venture. On January 15, 2013, we exercised our option for an additional 40% in the remaining properties held through our joint venture with ACP II Marcellus LLC (“ACP II”), which is also one of our joint venture partners in the Marcellus Shale, and ACP III Utica LLC (“ACP III”), both affiliates of Avista Capital Holdings, LP, a private equity firm (collectively with ACP II and ACP III, “Avista”) by paying $63.1 million. Following the option exercise, the Company has the right to maintain a participating interest in subsequently acquired properties within an area of mutual interest at 10%, in which case Avista’s participating interest would be 90%, or the Company may elect at its option to acquire additional properties on a 50/50 basis with Avista. If the Company elects to acquire only a 10% participating interest, it also holds an additional option to increase such 10% interest in such subsequently acquired properties to 50% at 8.625% above Avista’s acreage cost and associated improvements (compounded monthly following Avista’s contribution of purchase proceeds). This additional option will expire May 31, 2013. The Company's right to receive distributions associated with the properties owned by ACP III through its B Units in ACP III terminated upon the consummation of the Company’s January 15, 2013 option to increase its interest in the Avista Utica joint venture properties.
5. Income Taxes
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

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Income tax expense at the statutory rate	$(1,391)	$(5,586)
State income taxes, net of U.S. federal income tax benefit	(14)	(244)
Other, net	(44)	545
Income tax expense	$(1,449)	$(5,285)
As of March 31, 2013, the Company had U.S. income tax loss carryforwards of approximately $190.2 million. The U.S. loss carryforwards expire between 2019 and 2032 if not utilized in earlier periods. The realization of the deferred tax assets related to the U.S. loss carryforwards is dependent on the Company’s ability to generate sufficient future taxable income, which the Company expects to be able to generate within the applicable carryforward periods. Accordingly, the Company believes that it is more likely than not that its deferred tax assets related to the U.S. loss carryforwards will be fully realized.
At March 31, 2013, the Company had no material uncertain tax positions and the tax years since 1999 remain open to review by federal and various state tax jurisdictions.
6. Long-Term Debt
Long-term debt consisted of the following at March 31, 2013 and December 31, 2012:

	March 31, 2013	December 31, 2012
	(In thousands)
8.625% Senior Notes	$600,000	$600,000
Unamortized discount for 8.625% Senior Notes	(4,687)	(4,849)
7.50% Senior Notes	300,000	300,000
4.375% Convertible Senior Notes	73,750	73,750
Unamortized discount for 4.375% Convertible Senior Notes	(400)	(1,093)
Senior Secured Revolving Credit Facility	—	—
	$968,663	$967,808
Convertible Senior Notes
At March 31, 2013, the Company had issued and outstanding $73.8 million aggregate principal amount of 4.375% convertible senior notes due 2028. The holders of the convertible senior notes may require the Company to repurchase the notes on June 1, 2013, 2018 and 2023, or upon a fundamental corporate change at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any. The Company may redeem the notes at any time on or after June 1, 2013 at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any.
On May 3, 2013, as required under the indenture governing the convertible senior notes, the Company announced an offer to repurchase the convertible senior notes at par plus accrued but unpaid interest to but excluding June 1, 2013. The tender offer will expire on June 1, 2013. As of May 2, 2013, approximately $73.8 million principal amount of convertible senior notes remained outstanding. The Company has the intent and ability to refinance the repurchase of the convertible senior notes on a long-term basis with the available capacity of its revolving credit facility, and accordingly, the convertible senior notes have been classified as long-term debt in the consolidated balance sheets as of March 31, 2013.
Senior Secured Revolving Credit Facility
The Company is party to a senior secured revolving credit facility with Wells Fargo Bank, National Association as the administrative agent. The revolving credit facility provides for a borrowing capacity up to the lesser of (i) the borrowing base (as defined in the senior credit agreement governing the revolving credit facility) and (ii) $750.0 million. The revolving credit facility matures on January 27, 2016. The revolving credit facility is secured by substantially all of the Company’s U.S. assets and is guaranteed by all of the Company’s existing subsidiaries (other than Monument Exploration LLC, Carrizo UK Bardolph Ltd, and Carrizo (Permian) LLC).
As of March 31, 2013, the borrowing base was $365.0 million. As a result of the Spring 2013 borrowing base redetermination, effective April 29, 2013, the borrowing base was increased to $530.0 million. The borrowing base will be redetermined by the lenders at least semi-annually on each May 1 and November 1, with the next redetermination expected in the Fall of 2013. The amount the Company is able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the credit agreement governing the revolving credit facility.
The Company is subject to certain covenants under the terms of the revolving credit facility which include the maintenance of the following financial covenants: (1) a ratio of Total Debt to EBITDA of not more than 4.00 to 1.00; (2) a Current Ratio of not less than 1.00 to 1.00; (3) a ratio of Senior Debt to EBITDA of not more than 2.50 to 1.00; and (4) a ratio of EBITDA to Interest Expense of not less than 2.50 to 1.00 (each of the capitalized terms used in the foregoing clauses (1) through (4) being as defined in the credit agreement governing the revolving credit facility). At March 31, 2013, the ratio of Total Debt to EBITDA was 2.67 to 1.00, the Current Ratio was 1.91 to 1.00, the ratio of Senior Debt to EBITDA was 0.00 to 1.00 and the ratio of EBITDA to Interest Expense was 4.78 to 1.00. Total Debt and Senior Debt, as defined in the credit agreement governing the revolving credit facility, are net of cash and cash equivalents of the Company. Because the calculation of the financial ratios are made as of a certain date, the financial ratios can fluctuate significantly period to period as the amounts outstanding under the revolving credit facility are dependent on the timing of cash flows related to operations, capital expenditures, sales of oil and gas properties and securities offerings.
At March 31, 2013, the Company had no borrowings outstanding under the revolving credit facility. At March 31, 2013, the Company also had $0.9 million in letters of credit outstanding which reduced the amounts available under the revolving credit facility. Future availability under the $530.0 million borrowing base is subject to the terms and covenants of the revolving credit facility. The revolving credit facility is generally used to fund ongoing working capital needs and the remainder of the Company’s capital expenditure plan to the extent such amounts exceed the cash flow from operations, proceeds from the sale of oil and gas properties and securities offerings.
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
The fair value of derivative instruments at March 31, 2013 and December 31, 2012 was a net asset of $8.9 million and $29.2 million, respectively. The following sets forth a summary of the distribution of net fair value of the Company's derivative instruments:

Counterparty	March 31, 2013	December 31, 2012
Credit Suisse	38%	40%
Wells Fargo	23%	2%
BNP Paribas	20%	33%
Societe Generale	17%	22%
BBVA Compass	2%	3%
Total	100%	100%
Master netting agreements are in place with each of these counterparties. Because the counterparties are investment grade financial institutions, the Company believes it has minimal credit risk and accordingly does not currently require its counterparties to post collateral to support the asset positions of its derivative instruments. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties to its derivative instruments. Although the Company does not currently anticipate such nonperformance, it continues to monitor the financial viability of its counterparties. Because Credit Suisse, BBVA Compass, Wells Fargo, and Societe Generale are lenders in the Company’s revolving credit facility, the Company is not required to post collateral with respect to derivatives instruments in a net liability position with these counterparties as the contracts are secured by the revolving credit facility.

The following sets forth a summary of the Company’s natural gas derivative positions at average NYMEX prices as of March 31, 2013:

Period	Volumes (in MMBtu)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)
2013	15,125,000	$4.58	$4.58
2014	18,250,000	$4.07	$4.36
The following sets forth a summary of the Company’s crude oil derivative positions at average NYMEX prices as of March 31, 2013:

Period	Volumes (in Bbls)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
2013	2,227,500	$89.24	$101.93
2014	2,737,500	$90.27	$98.15
2015	1,624,250	$89.58	$95.75
2016	244,000	$85.00	$104.00
In connection with the crude oil derivative instruments above, the Company has entered into protective put spreads. For 2014, at market prices below the short put price of $65.00, the floor price becomes the market price plus the put spread of $20.00 on 182,500 of the 2,737,500 Bbls and the remaining 2,555,000 Bbls would have a floor price of $90.27.

Period	Volumes (in Bbls)	Weighted Average Short Put Price ($/Bbl)	Weighted Average Put Spread ($/Bbl)
2014	182,500	$65.00	$20.00
2015	365,000	$65.00	$20.00
2016	244,000	$65.00	$20.00
For the three months ended March 31, 2013 and 2012, the Company recorded the following related to its oil and gas derivative instruments:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Realized gain (loss) on derivative instruments, net	$5,715	$11,133
Unrealized gain (loss) on derivative instruments, net	(20,269)	(7,330)
Gain (loss) on derivative instruments, net	$(14,554)	$3,803
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012. All items included in the tables below are Level 2 inputs within the fair value hierarchy:

	March 31, 2013
Description	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
	(In thousands)
Assets:
Derivative instruments	$20,577	$(7,801)	$12,776
Liabilities:
Derivative instruments	(11,686)	7,801	(3,885)
Total	$8,891	$—	$8,891

	December 31, 2012
Description	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
	(In thousands)
Assets:
Derivative instruments	$36,452	$(7,291)	$29,161
Liabilities:
Derivative instruments	(7,291)	7,291	—
Total	$29,161	$—	$29,161
The fair values of the Company's derivative instruments are based on a third-party pricing model that uses market data obtained from third-party sources and are considered Level 2 inputs, including (a) quoted forward prices for oil and gas, (b) discount rates, (c) volatility factors and (d) current market and contractual prices, as well as other relevant economic measures. The estimates of fair value are also compared to the values provided by the counterparty for reasonableness and are adjusted for the counterparties' credit quality for derivative assets and the Company's credit quality for derivative liabilities. To date, adjustments for credit quality have not had a material impact on the fair values.
The fair values reported in the consolidated balance sheets are as of a particular point in time and subsequently change as these estimates are revised to reflect actual results, changes in market conditions and other factors. The assets and liabilities for derivative instruments included in the consolidated balance sheets are presented on a net basis when such amounts are with the same counterparty and subject to master netting agreements. The Company had no transfers in or out of Levels 1 or 2 for the three months ended March 31, 2013 or 2012.
Fair Value of Other Financial Instruments
The Company’s other financial instruments consist of cash and cash equivalents, receivables, payables and long-term debt which are classified as Level 1 under the fair value hierarchy. The carrying amounts of cash and cash equivalents, receivables, and payables approximate fair value due to the highly liquid or short-term nature of these instruments. The following table presents the carrying amounts and fair values of the Company’s senior notes and convertible senior notes, based on quoted market prices, as of March 31, 2013 and December 31, 2012.

	March 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
8.625% Senior Notes	$595,313	$653,356	$595,151	$645,000
7.50% Senior Notes	300,000	319,500	300,000	308,250
4.375% Convertible Senior Notes	73,350	73,534	72,657	73,842

10. Condensed Consolidating Financial Information
In November 2010 and November 2011, the Company and certain of the Company’s wholly-owned subsidiaries issued in private placements $400.0 million and $200.0 million, respectively, aggregate principal amount of the Company’s 8.625% Senior Notes. Certain, but not all, of the Company’s wholly-owned subsidiaries have issued full, unconditional and joint and several guarantees of the 8.625% Senior Notes and may guarantee future issuances of debt securities. In June 2011 and February 2012, the Company completed the exchange of registered 8.625% Senior Notes for any and all of its unregistered $400.0 million and $200.0 million aggregate principal amount of 8.625% Senior Notes, respectively. In September 2012, the Company and certain of the Company’s wholly-owned subsidiaries issued in a public offering, $300.0 million aggregate principal amount of the Company’s 7.50% Senior Notes.
The rules of the SEC require that condensed consolidating financial information be provided for a subsidiary that has guaranteed the debt of a registrant issued in a public offering, where the guarantee is full, unconditional and joint and several and where the voting interest of the subsidiary is 100% owned by the registrant. The Company is, therefore, presenting condensed consolidating financial information as of March 31, 2013 and December 31, 2012, and for the three months ended March 31, 2013 and 2012 on a parent company, combined guarantor subsidiaries, combined non-guarantor subsidiaries and consolidated basis and should be read in conjunction with the consolidated financial statements. The financial information may not necessarily be indicative of results of operations, cash flows, or financial position had such guarantor subsidiaries operated as independent entities.
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

CARRIZO OIL & GAS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS

	March 31, 2013
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets	$1,767,668	$144,291	$—	$(1,699,323)	$212,636
Assets of discontinued operations	18,500	—	—	—	18,500
Property and equipment, net	18,200	1,632,186	—	21,339	1,671,725
Investments in subsidiaries	(16,979)	—	—	16,979	—
Other assets	37,692	1,883	—	(5,264)	34,311
Total assets	$1,825,081	$1,778,360	$—	$(1,666,269)	$1,937,172

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$214,747	$1,791,196	$—	$(1,699,323)	$306,620
Current liabilities of discontinued operations	14,928	—	—	—	14,928
Long-term liabilities	975,519	4,143	—	3,563	983,225
Long-term liabilities of discontinued operations	15,600	—	—	—	15,600
Shareholders’ equity (deficit)	604,287	(16,979)	—	29,491	616,799
Total liabilities and shareholders’ equity	$1,825,081	$1,778,360	$—	$(1,666,269)	$1,937,172

	December 31, 2012
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets	$1,689,430	$130,487	$—	$(1,613,094)	$206,823
Current assets held for sale	—	—	1,882	—	1,882
Property and equipment, net	23,041	1,443,064	—	21,569	1,487,674
Investments in subsidiaries	14,588	—	—	(14,588)	—
Long-term assets held for sale	12,670	—	119,956	—	132,626
Other assets	46,913	16,928	—	(8,850)	54,991
Total assets	$1,786,642	$1,590,479	$121,838	$(1,614,963)	$1,883,996

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$179,221	$1,631,887	$—	$(1,560,853)	$250,255
Current liabilities associated with assets held for sale	9,880	—	38,783	—	48,663
Long-term liabilities	973,003	3,512	—	—	976,515
Long-term liabilities associated with assets held for sale	—	—	23,547	—	23,547
Shareholders’ equity (deficit)	624,538	(44,920)	59,508	(54,110)	585,016
Total liabilities and shareholders’ equity	$1,786,642	$1,590,479	$121,838	$(1,614,963)	$1,883,996

CARRIZO OIL & GAS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For The Three Months Ended March 31, 2013
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Oil and gas revenues	$1,561	$110,340	$—	$—	$111,901
Cost and expenses	17,118	61,090	—	230	78,438
Operating income (loss)	(15,557)	49,250	—	(230)	33,463
Other income (expense), net	(23,225)	(6,265)	—	—	(29,490)
Income (loss) from continuing operations before income taxes	(38,782)	42,985	—	(230)	3,973
Income tax (expense) benefit	13,573	(15,045)	—	23	(1,449)
Equity in income (loss) of subsidiaries	27,940	—	—	(27,940)	—
Net income (loss) from continuing operations	2,731	27,940	—	(28,147)	2,524
Net income from discontinued operations, net of income taxes	23,658	—	—	—	23,658
Net income (loss)	$26,389	$27,940	$—	$(28,147)	$26,182

	For The Three Months Ended March 31, 2012
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Oil and gas revenues	$6,789	$73,926	$—	$—	$80,715
Cost and expenses	14,546	42,678	—	1,111	58,335
Operating income (loss)	(7,757)	31,248	—	(1,111)	22,380
Other income (expense), net	1,127	(7,546)	—	—	(6,419)
Income (loss) from continuing operations before income taxes	(6,630)	23,702	—	(1,111)	15,961
Income tax (expense) benefit	2,270	(8,296)	—	741	(5,285)
Equity in income (loss) of subsidiaries	14,153	—	—	(14,153)	—
Net income (loss) from continuing operations	9,793	15,406	—	(14,523)	$10,676
Net income from discontinued operations, net of income taxes	—	—	(1,253)	—	$(1,253)
Net income (loss)	$9,793	$15,406	$(1,253)	$(14,523)	$9,423

CARRIZO OIL & GAS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31, 2013
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities - continuing operations	$(8,924)	$100,106	$—	$—	$91,182
Net cash provided by (used in) investing activities - continuing operations	(91,671)	(238,759)	—	138,469	(191,961)
Net cash provided by (used in) financing activities - continuing operations	693	138,469	—	(138,469)	693
Net cash provided by (used in) discontinued operations	119,637	—	(519)	—	119,118
Net increase (decrease) in cash and cash equivalents	19,735	(184)	(519)	—	19,032
Cash and cash equivalents, beginning of period	51,894	201	519	—	52,614
Cash and cash equivalents, end of period	$71,629	$17	$—	$—	$71,646

	For The Three Months Ended March 31, 2012
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities - continuing operations	$30,071	$53,607	$—	$—	$83,678
Net cash provided by (used in) investing activities - continuing operations	(192,616)	(178,270)	—	154,206	(216,680)
Net cash provided by (used in) financing activities - continuing operations	143,578	140,091	—	(154,206)	129,463
Net cash used in discontinued operations	—	—	(1,004)	—	(1,004)
Net increase (decrease) in cash and cash equivalents	(18,967)	15,428	(1,004)	—	(4,543)
Cash and cash equivalents, beginning of period	19,134	7,263	1,715	—	28,112
Cash and cash equivalents, end of period	$167	$22,691	$711	$—	$23,569

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of the significant factors that affected the Company’s financial position and results of operations during the periods included in the accompanying unaudited consolidated financial statements. You should read this in conjunction with the discussion under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2012, and the unaudited consolidated financial statements included in this quarterly report.
Overview
Our first quarter 2013 included oil and gas revenues of $111.9 million and production of 2.4 MMBoe. The key drivers to our results for the three months ended March 31, 2013 included the following:
Drilling program. Our success is largely dependent on the results of our drilling program. During the three months ended March 31, 2013, we drilled 29 (16.3 net) wells, with a success rate of 100%. See the table below for details of our drilling and completion activity in our primary areas of activity for the three months ended March 31, 2013:

	Drilled wells		Drilled wells waiting on completion, pipeline, or both		Completed wells		Producing wells		Rig count
Region	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Eagle Ford	11	9.2	21	17.4	11	10.2	85	66.9	3
Niobrara	12	4.7	3	0.9	11	4.4	50	19.0	2
Marcellus	6	2.4	32	10.1	4	1.4	48	14.0	1
Barnett	—	—	—	—	1	1.0	86	55.9	—
Total	29	16.3	56	28.4	27	17.0	269	155.8	6
Production. Our first quarter 2013 production of 2.4 MMBoe increased 4% from the first quarter 2012 production of 2.3 MMBoe. The increase in production from the first quarter of 2012 to the first quarter of 2013 was primarily due to increased production from new wells, partially offset by normal production decline, the sale of a significant portion of our remaining Barnett Shale properties to Atlas Resource Partners, L.P. (“Atlas”) in April 2012, and our Niobrara joint venture transactions in the fourth quarter of 2012.
Commodity prices. Our average oil price during the first quarter of 2013 was $104.39 per barrel, or 5% lower than the price during the first quarter of 2012 of $109.74. Our average gas price during the first quarter of 2013 was $2.48 per Mcf, or 33% higher than the price during the first quarter of 2012 of $1.86. Although natural gas prices have rallied recently, the overall market for natural gas remains challenging due to spot and future prices that do not compete for capital with our crude oil and liquids-rich resource plays in the Eagle Ford Shale and the Niobrara Formation. We are insulated from a portion of the effect of such challenging natural gas prices by having hedged 15,125,000 MMBtus of natural gas at March 31, 2013 for the remainder of 2013. Our continuously growing oil production, further serves to reduce our exposure to the natural gas market. The current market and outlook for crude oil is much more attractive and we are aggressively locking in these prices by increasing our hedge positions as our oil production grows. At March 31, 2013, we had hedges in place for 2,227,500 Bbls of oil for the remainder of 2013. Commodity prices are affected by changes in market demand, overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. Commodity prices are beyond our control and have been and are expected to remain volatile.
Financial flexibility. During the three months ended March 31, 2013, we took steps to continue to strengthen our financial flexibility and to provide funding to accelerate the development of our crude oil and liquids-rich resource plays in the Eagle Ford Shale, the Utica Shale, and the Niobrara Formation. In February 2013, we completed the sale of our interest in the Huntington Field discovery with an agreed-upon price of $184.0 million, including the assumption and repayment by Iona Energy of the $55.0 million of borrowings outstanding under the Huntington Facility as of the closing date. In connection with this sale, we recognized net proceeds of approximately $144.1 million, including net purchase price adjustments (primarily related to working capital) and deferred consideration, resulting in a gain on sale of approximately $37.3 million, net of transaction costs and a $30.5 million accrual for estimated future obligations related to the sale.
Utica Shale Joint Venture. On January 15, 2013, we exercised our option for an additional 40% in the remaining Avista Utica joint venture properties by paying $63.1 million. Following the option exercise, we have the right to maintain a participating interest in subsequently acquired properties within an area of mutual interest at 10%, in which case Avista’s participating interest would be 90%, or we may elect at our option to acquire additional properties on a 50/50 basis with Avista. If we elect to acquire only a 10% participating interest, we also hold an additional option to increase such 10% interest in such subsequently acquired properties to 50% at 8.625% above Avista’s acreage cost and associated improvements (compounded monthly following Avista’s contribution of purchase proceeds). This additional option will expire May 31, 2013. Our right to receive distributions associated with the properties owned by ACP III through our B Units in ACP III terminated upon the consummation of the January 15, 2013 option to increase our interest in the Avista Utica joint venture properties.
Results of Operations
Three Months Ended March 31, 2013, Compared to the Three Months Ended March 31, 2012
Revenues from oil and gas production for the three months ended March 31, 2013 increased 39% to $111.9 million from $80.7 million for the same period in 2012 primarily due to the significant increase in oil production partially offset by lower gas production. Production volumes for the three months ended March 31, 2013 and 2012 were 2,394 MBoe and 2,311 MBoe, respectively. The increase in production from the first quarter of 2012 to the first quarter of 2013 was primarily due to increased production from new wells, partially offset by normal production decline, the sale of a significant portion of our remaining Barnett Shale properties to Atlas, and our Niobrara joint venture transactions in the fourth quarter of 2012. Average realized oil prices decreased 5% to $104.39 per barrel from $109.74 per barrel in the same period in 2012. Average realized gas prices increased 33% to $2.48 per Mcf in the first quarter of 2013 from $1.86 per Mcf in the same period in 2012.
The following table summarizes production volumes, average realized prices and oil and gas revenues for the three months ended March 31, 2013 and 2012:

	Three Months Ended March 31,		2013 Period Compared to 2012 Period
	2013	2012	Increase (Decrease)	% Increase (Decrease)
Production volumes -
Crude oil (MBbls)	838	541	297	55%
NGLs (MBoe)	101	49	52	106%
Natural gas (MMcf)	8,729	10,327	(1,598)	(15)%
Total Natural gas and NGLs (MMcfe)	9,335	10,621	(1,286)	(12)%
Total barrels of oil equivalent (MBoe)	2,394	2,311	83	4%

Production volumes per day -
Crude oil per day (Bbls/d)	9,311	5,945	3,366	57%
NGLs per day (Boe/d)	1,122	538	584	109%
Natural gas per day (Mcf/d)	96,989	113,484	(16,495)	(15)%
Total Natural gas and NGLs per day (Mcfe/d)	103,722	116,714	(12,992)	(11)%
Total barrels of oil equivalent per day (Boe/d)	26,600	25,396	1,204	5%

Average realized prices -
Crude oil ($ per Bbl)	$104.39	$109.74	$(5.35)	(5)%
NGLs ($ per Boe)	27.14	44.06	(16.92)	(38)%
Natural gas ($ per Mcf)	2.48	1.86	0.62	33%
Total average realized price ($ per Boe)	$46.74	$34.93	$11.81	34%

Oil and gas revenues (In thousands) -
Crude oil	$87,482	$59,369	$28,113	47%
NGLs	2,741	2,159	582	27%
Natural gas	21,678	19,187	2,491	13%
Total oil and gas revenues	$111,901	$80,715	$31,186	39%
Lease operating expenses were $10.2 million ($4.26 per Boe) for the three months ended March 31, 2013 as compared to lease operating expenses of $8.4 million ($3.64 per Boe) for the same period in 2012. The $1.8 million increase in lease operating expenses is primarily due to increased production from new wells partially offset by the sale of Barnett properties to Atlas Resource Partners, L.P. (“Atlas”) on May 1, 2012. The increase in operating cost per Boe is primarily due to the higher operating cost per Boe associated with the increased oil production.
Production taxes were $4.5 million (or 4.0% of oil and gas revenues) for the three months ended March 31, 2013 as compared to $3.1 million (or 3.8% of oil and gas revenues) for the same period in 2012. The increase in production taxes is due primarily to increased oil production. The increase in production taxes as a percentage of oil and gas revenues was primarily due to increased oil production, which has a higher effective production tax rate as compared to our natural gas production.
Ad valorem taxes decreased to $1.9 million ($0.78 per Boe) for the three months ended March 31, 2013 from $3.6 million ($1.56 per Boe) for the same period in 2012. The decrease in ad valorem taxes is due primarily to the sale of Barnett properties to Atlas and the Commonwealth of Pennsylvania's February 2012 enactment of an “impact fee” on the drilling of unconventional natural gas wells recognized in the first quarter of 2012, partially offset by an increase in ad valorem taxes for new wells drilled in 2012. Because of the retroactive nature of the impact fee, approximately $1.1 million of the impact fee recognized during the first quarter of 2012 was attributable to wells drilled prior to 2012.
Depreciation, depletion and amortization (“DD&A”) expense for the first quarter of 2013 increased $14.0 million to $45.6 million ($19.04 per Boe) from the DD&A expense for the first quarter of 2012 of $31.6 million ($13.66 per Boe). The increase in DD&A is attributable to both the increase in production and an increase in the DD&A rate per Boe. The increase in the DD&A rate per Boe is largely due to the impact of the significant decrease in natural gas reserves in the Barnett as a result of the Atlas sale as well as the significant increase in crude oil reserves in the Eagle Ford that were added throughout 2012, which have a higher finding cost per Boe than our natural gas reserves.
General and administrative expense increased to $16.2 million for the three months ended March 31, 2013 from $11.5 million for the corresponding period in 2012. The increase was primarily due to increased stock-based compensation expense which was primarily driven by an increase in the fair value of cash-settled stock appreciation rights and an increase in the number of restricted stock units outstanding during the first quarter of 2013, and an increase in personnel during the first quarter of 2013 as compared to the same period of 2012.
The net loss on derivative instruments of $14.6 million in the first quarter of 2013 consisted of a $20.3 million unrealized loss on derivatives and a $5.7 million realized gain on derivatives. The net gain on derivative instruments of $3.8 million in the first quarter of 2012 was comprised of a $7.3 million unrealized loss on derivatives and an $11.1 million realized gain on derivatives.
Interest expense and capitalized interest for the three months ended March 31, 2013 were $21.8 million and $6.8 million, respectively, as compared to $16.5 million and $6.0 million, respectively, for the same period in 2012. The increase in interest expense was primarily due to interest on the $300.0 million aggregate principal amount of our 7.50% Senior Notes that were issued in the third quarter of 2012 partially offset by a decrease in interest expense attributable to reduced borrowings under our revolving credit facility during the first quarter of 2013.
The estimated annual effective income tax rates for 2013 and 2012 were 36.5% and 36.7%, respectively.
Included in net income of $26.2 million for the first quarter of 2013 was $23.7 million, net of income taxes, related to a gain on the sale of Carrizo UK, which is classified on the consolidated statements of income as net income (loss) from discontinued operations, net of income taxes.

Liquidity and Capital Resources
2013 Capital Expenditure Plan and Funding Strategy. For 2013, our Board approved a U.S. capital expenditure plan of $624.0 million which includes $500.0 million for drilling and completion (approximately $385.0 million for the Eagle Ford Shale, $70.0 million for the Marcellus Shale, $35.0 million for the Niobrara Formation, and $10.0 million in other areas) and $124.0 million for leasehold and seismic, after giving effect to carried interests. We intend to finance the remainder of our 2013 capital expenditure plan primarily from the sources described below under “—Sources and Uses of Cash.” Our capital program could vary depending upon various factors, including the availability and cost of drilling rigs, land and industry partner issues, our available cash flow and financing, success of drilling programs, weather delays, commodity prices, market conditions, the acquisition of leases with drilling commitments and other factors. Below is a summary of year to date U.S. capital expenditures through March 31, 2013:

Capital Expenditures
Three Months Ended March 31, 2013
U.S.	(In thousands)
Eagle Ford Shale	$101,735
Marcellus Shale	18,888
Niobrara Formation	11,817
Barnett Shale and Other U.S.	4,257
Total U.S. drilling and completion	136,697

Total U.S. leasehold and seismic	89,274

Total U.S.	$225,971
The U.S. capital expenditures presented above exclude capitalized interest, capitalized overhead and asset retirement obligations.
Sources and Uses of Cash. Our primary use of cash is capital expenditures related to our drilling and development programs and, to a lesser extent, our lease and seismic data acquisition programs. For the three months ended March 31, 2013, we funded our capital expenditures with cash provided by operations, payments relating to our joint ventures with Reliance in the Marcellus Shale, Avista in the Utica Shale, GAIL in the Eagle Ford Shale, and our international JV partners in the Niobrara Formation, net proceeds from the sale of assets, including the Carrizo UK sale, and borrowings under our revolving credit facility. We also have the intent and ability to refinance the repurchase of the convertible senior notes on a long-term basis with the available capacity of our revolving credit facility. Potential sources of future liquidity include the following:

•
Cash on hand and cash generated by operations. Cash flows from operations are highly dependent on commodity prices and market conditions for oilfield services. We hedge a portion of our production to mitigate the risk of a decline in oil and gas prices.

•
Borrowings under our revolving credit facility. At April 30, 2013, we had no borrowings outstanding and $0.9 million in letters of credit outstanding under the revolving credit facility, which reduce the amounts available under the revolving credit facility. The amount we are able to borrow with respect to the borrowing base of the revolving credit facility, which borrowing base is currently $530.0 million, is subject to compliance with the financial covenants and other provisions of the credit agreement governing our revolving credit facility.

•
Asset sales. In order to fund our U.S. capital expenditure plan, we may consider the sale of certain properties or assets that are not part of our core business or are no longer deemed essential to our future growth, provided we are able to sell such assets on terms that are acceptable to us. On February 22, 2013, we closed on the sale of Carrizo UK with an agreed-upon price of $184.0 million, including the assumption and repayment by Iona Energy of the $55.0 million of borrowings outstanding under the Huntington Facility as of the closing date. In connection with this sale, we recognized net proceeds of approximately $144.1 million, including net purchase price adjustments (primarily related to working capital) and deferred consideration, resulting in a gain on sale of approximately $37.3 million, net of transaction costs and a $30.5 million accrual for estimated future obligations related to the sale.

•
Securities offerings. As situations or conditions arise, we may choose to issue debt, equity or other instruments to supplement our cash flows. However, we may not be able to obtain such financing on terms that are acceptable to us, or at all.

•
Joint ventures. Joint ventures with third parties including those through which such third parties fund a portion of our exploration activities to earn an interest in our exploration acreage or purchase a portion of interests, or both, such as our joint ventures with Reliance in the Marcellus Shale in Pennsylvania, with Avista in the Utica Shale and other parts of the Marcellus Shale, with GAIL in the Eagle Ford Shale, with our international JV partners in the Niobrara Formation, and with an affiliate of Sumitomo Corporation in the Barnett Shale.

•
Lease purchase option agreements. Lease option agreements and land banking arrangements, such as those we have entered into in the Barnett Shale and other plays as described in our Form 10-K under “Management's Discussion and Analysis—Liquidity and Capital Resources.”

•
Other Sources. We may consider sale/leaseback transactions of certain capital assets, such as our remaining pipelines and compressors, which are not part of our core oil and gas exploration and production business.

Overview of Cash Flow Activities. Net cash provided by operating activities from continuing operations were $91.2 million and $83.7 million for the three months ended March 31, 2013 and 2012, respectively. The increase was primarily due to increased crude oil production, partially offset by lower gas production in the first three months of 2013 as compared to the same period in 2012.
Net cash used in investing activities from continuing operations were $192.0 million and $216.7 million for the three months ended March 31, 2013 and 2012, respectively. Net cash used in investing activities from continuing operations for the three months ended March 31, 2013 and 2012 related primarily to capital expenditures associated with our Eagle Ford drilling program.
Net cash provided by financing activities from continuing operations were $0.7 million and $129.5 million for the three months ended March 31, 2013 and 2012, respectively. The decrease related primarily to a decrease in net borrowings under our revolving credit facility during the first three months of 2013 as compared to the first three months of 2012.
Liquidity/Cash Flow Outlook
Economic downturns may adversely affect our ability to access capital markets in the future. We currently believe that cash provided by operating activities from continuing operations, the sale of assets (including our sale of the Huntington Field in the U.K., which closed on February 22, 2013), carry resulting from our Niobrara joint venture transactions, borrowings under our revolving credit facility and cash on hand will be sufficient to fund our immediate cash flow requirements. Cash provided by operating activities from continuing operations is primarily driven by production and commodity prices. To manage our exposure to commodity price risk and to provide a level of certainty in the cash flows that will support our capital expenditures program, we hedge a portion of our forecasted production and, as of March 31, 2013, we had hedged approximately 15,125,000 MMBtus of natural gas for the remainder of 2013. Additionally, we had hedged approximately 2,227,500 Bbls of oil for the remainder of 2013. Our borrowing base under our revolving credit facility is currently $530.0 million. As of April 30, 2013, we had no borrowings outstanding under our revolving credit facility and had issued $0.9 million in letters of credit, which reduce the amounts available under our revolving credit facility. Additionally, as described under “Sources and Uses of Cash” above, the amount we are able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the credit agreement governing the revolving credit facility. The borrowing base under our revolving credit facility is affected by our lenders’ assumptions with respect to future oil and gas prices. Our borrowing base may decrease if our lenders reduce their expectations with respect to future oil and gas prices from those assumptions used to determine our existing borrowing base. The next borrowing base redetermination is scheduled to occur in the Fall of 2013.
If cash provided by operating activities from continuing operations, net proceeds from asset sales, funds available under our revolving credit facility and the other sources of cash described under “Sources and Uses of Cash” are insufficient to fund the remainder of our 2013 capital expenditure plan, we may need to reduce our capital expenditure plan or seek other financing alternatives. We may not be able to obtain financing needed in the future on terms that would be acceptable to us, or at all. If we cannot obtain adequate financing, we may be required to limit or defer a portion of our planned 2013 capital expenditure plan, thereby adversely affecting the recoverability and ultimate value of our oil and gas properties. Subject in each case to then existing market conditions and to our then expected liquidity needs, among other factors, we may use a portion of our internally generated cash flows, proceeds from asset sales or borrowings or cash on hand to reduce debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, through debt redemptions or tender offers, or through repayments of bank borrowings.

Contractual Obligations
The following table sets forth estimates of our contractual obligations as of March 31, 2013 (in thousands):

	2013	2014	2015	2016	2017	2018 and Beyond	Total
Long-term debt (1)	$—	$—	$—	$73,750	$—	$900,000	$973,750
Interest on long-term debt (2)	67,173	79,099	79,099	74,892	74,250	119,250	493,763
Operating leases	1,400	1,819	1,792	1,770	1,770	7,964	16,515
Drilling contracts	49,663	35,760	9,490	1,118	—	—	96,031
Pipeline volume commitments	14,597	17,949	17,406	10,908	4,792	13,480	79,132
Asset retirement obligations and other (3)	12,369	10,617	5,708	2,500	1,000	5,073	37,267
Seismic commitments	35	—	—	—	—	—	35
Total Contractual Obligations	$145,237	$145,244	$113,495	$164,938	$81,812	$1,045,767	$1,696,493

(1)
Noteholders may require us to repurchase the convertible senior notes in June 2013, June 2018 or June 2023. We have the intent and ability to refinance our convertible senior notes on a long-term basis with the available capacity of our revolving credit facility, which matures in 2016, and accordingly, our convertible senior notes have been presented as a 2016 contractual obligation.

(2)
Interest on long-term debt is based on the 8.625% Senior Notes, the 7.50% Senior Notes and the convertible senior notes until June 1, 2013, our revolving credit facility interest rate of 2.2% thereafter (reflecting our intent and ability to refinance the convertible senior notes with the available capacity under our revolving credit facility). There were no borrowings under our revolving credit facility as of March 31, 2013, therefore no interest was computed for our revolving credit facility as it relates to the table above.

(3)
Asset retirement obligations and other are based on estimates and assumptions that affect the reported amounts as of March 31, 2013. Certain of such estimates and assumptions are inherently unpredictable and will differ from actuals results. See "Note 2. Summary of Significant Accounting Policies - Use of Estimates" for further discussion of estimates and assumptions that may affect the reported amounts and disclosures.

Financing Arrangements
Convertible Senior Notes
In May 2008, we issued $373.8 million aggregate principal amount of 4.375% Convertible Senior Notes due 2028. These notes are convertible, using a net share settlement process, into a combination of cash and common stock that entitles holders of our convertible senior notes to receive cash up to the principal amount ($1,000 per note) and common stock in respect of the remainder, if any, of our conversion obligation in excess of such principal amount. As of March 31, 2013, $73.8 million aggregate principal amount of convertible senior notes was outstanding. The holders of our convertible senior notes may require us to repurchase the notes on June 1, 2013, 2018 and 2023, or upon a fundamental corporate change at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any. We may redeem notes at any time on or after June 1, 2013 at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any.
On May 3, 2013, as required under the indenture governing our convertible senior notes, the Company announced an offer to repurchase the convertible senior notes at par plus accrued but unpaid interest to but excluding June 1, 2013. The tender offer will expire on June 1, 2013. As of May 2, 2013, $73.8 million principal amount of convertible senior notes remained outstanding. We have the intent and ability to refinance the repurchase of the convertible senior notes on a long-term basis with the available capacity of our revolving credit facility, and accordingly, the convertible senior notes have been classified as long-term debt in the consolidated balance sheets as of March 31, 2013.
Senior Secured Revolving Credit Facility
We have a senior secured revolving credit facility that permits us to borrow up to the lesser of (i) the borrowing base (as defined in the credit agreement governing the revolving credit facility) and (ii) $750.0 million. The revolving credit facility matures on January 27, 2016. The revolving credit facility is secured by substantially all of our U.S. assets and is guaranteed by all of our existing subsidiaries (other than Monument Exploration LLC, Carrizo UK Bardolph Ltd, and Carrizo (Permian) LLC). Any subsidiary of ours that does not currently guarantee our obligations under our revolving credit facility that subsequently becomes a material domestic subsidiary (as defined under our revolving credit facility) will be required to guarantee our obligations under our revolving credit facility.
As of March 31, 3013, the borrowing base was $365.0 million. As a result of the Spring 2013 borrowing base redetermination, effective April 29, 2013, the borrowing base was increased to $530.0 million. The borrowing base will be redetermined by the lenders at least semi-annually on each May 1 and November 1, with the next redetermination expected in Fall 2013. The amount we are able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the credit agreement governing the revolving credit facility.
We are subject to certain covenants under the terms of the revolving credit facility, as amended, which include, but are not limited to, the maintenance of the following financial covenants: (1) a ratio of Total Debt to EBITDA of not more than 4.00 to 1.00; (2) a Current Ratio of not less than 1.00 to 1.00; (3) a ratio of Senior Debt to EBITDA of not more than 2.50 to 1.00; and (4) a ratio of EBITDA to Interest Expense of not less than 2.50 to 1.00 (each of the capitalized terms used in the foregoing clauses (1) through (4) being as defined in the credit agreement governing the revolving credit facility). At March 31, 2013, the ratio of Total Debt to EBITDA was 2.67 to 1.00, the Current Ratio was 1.91 to 1.00, the ratio of Senior Debt to EBITDA was 0.00 to 1.00 and the ratio of EBITDA to Interest Expense was 4.78 to 1.00. Total Debt and Senior Debt, as defined in the credit agreement governing the revolving credit facility, are net of cash and cash equivalents.
Our revolving credit facility also places restrictions on us and certain of our subsidiaries with respect to additional indebtedness, liens, dividends and other payments to shareholders, repurchases or redemptions of our common stock, redemptions of senior notes, investments, acquisitions, mergers, asset dispositions, transactions with affiliates, hedging transactions and other matters.
Our revolving credit facility is subject to customary events of default, including a change in control (as defined in the credit agreement governing our revolving credit facility). If an event of default occurs and is continuing, the Majority Lenders (as defined in the credit agreement governing our revolving credit facility) may accelerate amounts due under the revolving credit facility (except for a bankruptcy event of default, in which case such amounts will automatically become due and payable).
At March 31, 2013, we had no borrowings outstanding under the revolving credit facility. At March 31, 2013, we had $0.9 million in letters of credit outstanding which reduced the amounts available under the revolving credit facility. Future availability under the $530.0 million borrowing base is subject to the terms and covenants of the revolving credit facility. The revolving credit facility is used to fund ongoing working capital needs and the remainder of our capital expenditure plan to the extent such amounts exceed the cash flow from operations, proceeds from the sale of oil and gas properties and securities offerings.
U.K. Huntington Field Development Project Credit Facility
On January 28, 2011, we and Carrizo UK, as borrower, entered into the Huntington Facility. The Huntington Facility was secured by substantially all of Carrizo UK’s assets and was limited recourse to us. The Huntington Facility provided financing for a substantial portion of Carrizo UK’s share of costs associated with the Huntington Field development project in the U.K. North Sea. The sale of Carrizo UK, and all of its interest in the Huntington Field discovery, closed on February 22, 2013. The Huntington Facility was repaid by Iona Energy in connection with the closing of this transaction.
Critical Accounting Policies
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from the estimates. These policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2012. We have identified the following critical accounting policies and estimates used in the preparation of our financial statements: use of estimates, oil and gas properties, oil and gas reserve estimates, derivative instruments, income taxes and commitments and contingencies.

The table below presents results of the U.S. full cost ceiling test along with various pricing scenarios to demonstrate the sensitivity of our U.S. cost center ceiling to changes in 12 month average oil and gas prices. The prices included represent the unweighted average realized market prices on the first calendar day of each month during the 12-month period ended March 31, 2013. This sensitivity analysis is as of March 31, 2013 and, accordingly, does not consider drilling results, production and prices subsequent to March 31, 2013 that may require revisions to our proved reserve estimates.

	12 Month Average		Cushion/(Impairment)
U.S. Full Cost Pool Scenarios	Oil Price ($/Bbl)	Gas Price ($/Mcf)	(in millions)
March 31, 2013 Actual	$101.38	$2.16	$132

Oil and Gas Price Sensitivity
Oil and Gas +10%	$110.63	$2.45	$294
Oil and Gas -10%	$92.13	$1.87	$(33)

Oil Price Sensitivity
Oil +10%	$110.63	$2.16	$257
Oil -10%	$92.13	$2.16	$7

Gas Price Sensitivity
Gas +10%	$101.38	$2.45	$169
Gas -10%	$101.38	$1.87	$95
Volatility of Oil and Gas Prices
Our revenues, future rate of growth, results of operations, financial position and ability to borrow funds or obtain additional capital are substantially dependent upon prevailing prices of oil and gas.
We review the carrying value of our oil and gas properties on a quarterly basis using the full cost method of accounting. See “Summary of Critical Accounting Policies—Oil and Gas Properties,” in our Annual Report on Form 10-K for the year ended December 31, 2012.
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
The fair value of derivative instruments at March 31, 2013 and December 31, 2012 was a net asset of $8.9 million and $29.2 million, respectively. The following sets forth a summary of the net fair value of our derivative instruments by counterparty:

Counterparty	March 31, 2013	December 31, 2012
Credit Suisse	38%	40%
Wells Fargo	23%	2%
BNP Paribas	20%	33%
Societe Generale	17%	22%
BBVA Compass	2%	3%
Total	100%	100%
Master netting agreements are in place with each of these counterparties. Because the counterparties are investment grade financial institutions, we believe we have minimal credit risk and accordingly do not currently require our counterparties to post collateral to support the asset positions of our derivative instruments. As such, we are exposed to credit risk to the extent of nonperformance by the counterparties to our derivative instruments. Although we do not currently anticipate such nonperformance, we continue to monitor the financial viability of our counterparties. Because Credit Suisse, BBVA Compass, Wells Fargo, and Societe Generale are lenders under our revolving credit facility, we are not required to post collateral with respect to derivatives instruments in a net liability position with these counterparties, as the contracts are secured by our revolving credit facility.

The following sets forth a summary of our natural gas derivative positions at average NYMEX prices as of March 31, 2013:

Period	Volumes (in MMBtu)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)
2013	15,125,000	$4.58	$4.58
2014	18,250,000	$4.07	$4.36
The following sets forth a summary of our crude oil derivative positions at average NYMEX prices as of March 31, 2013:

Period	Volumes (in Bbls)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
2013	2,227,500	$89.24	$101.93
2014	2,737,500	$90.27	$98.15
2015	1,624,250	$89.58	$95.75
2016	244,000	$85.00	$104.00
In connection with the crude oil derivative instruments above, we entered into protective put spreads. For 2014, at market prices below the short put price of $65.00, the floor price becomes the market price plus the put spread of $20.00 on 182,500 of the 2,737,500 Bbls and the remaining 2,555,000 Bbls would have a floor price of $90.27.

Period	Volumes (in Bbls)	Weighted Average Short Put Price ($/Bbl)	Weighted Average Put Spread ($/Bbl)
2014	182,500	$65.00	$20.00
2015	365,000	$65.00	$20.00
2016	244,000	$65.00	$20.00
For the three months ended March 31, 2013 and 2012, we recorded the following related to our oil and gas derivative instruments:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Realized gain (loss) on derivative instruments, net	$5,715	$11,133
Unrealized gain (loss) on derivative instruments, net	(20,269)	(7,330)
Gain (loss) on derivative instruments, net	$(14,554)	$3,803

Forward-Looking Statements
The statements contained in all parts of this document, including, but not limited to, those relating to the Company’s or management’s intentions, beliefs, expectations, hopes, projections, assessment of risks, estimations, plans or predictions for the future, including our schedule, targets, estimates or results of future drilling, including the number, timing and results of wells, budgeted wells, increases in wells, the timing and risk involved in drilling follow-up wells, timing and amounts of production, expected working or net revenue interests, planned expenditures, prospects budgeted and other future capital expenditures, risk profile of oil and gas exploration, acquisition of 3-D seismic data (including number, timing and size of projects), capital expenditure plans, planned evaluation of prospects, probability of prospects having oil and gas, expected production or reserves, pipeline connections, increases in reserves, acreage, working capital requirements, commodity price risk management activities and the impact on our average realized prices, the availability of expected sources of liquidity to implement the Company’s business strategies, accessibility of borrowings under our credit facilities, future exploration activity, drilling, completion and fracturing of wells, land acquisitions, production rates, forecasted production, growth in production, development of new drilling programs, participation of our industry partners, exploration and development expenditures, the impact of our business strategies, the benefits, results, effects, availability of and results of new and existing joint ventures and sales transactions, receipt of receivables, drilling carry, proceeds from sales, and all and any other statements regarding future operations, financial results, business plans and cash needs and other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words “anticipate,” “estimate,” “expect,” “may,” “project,” “plan,” “believe” and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the worldwide economic downturn, availability of financing, our dependence on our exploratory drilling activities, the volatility of and changes in oil and gas prices, the need to replace reserves depleted by production, operating risks of oil and gas operations, our dependence on our key personnel, factors that affect our ability to manage our growth and achieve our business strategy, results, delays and uncertainties that may be encountered in drilling, development or production, interpretations and impact of oil and gas reserve estimation and disclosure requirements, actions and approvals of our partners and parties with whom we have alliances, technological changes, capital requirements, borrowing base determinations and availability under our credit facilities, evaluations of the Company by lenders under our credit facilities, the potential impact of government regulations, including current and proposed legislation and regulations related to hydraulic fracturing, and natural gas drilling, air emissions and climate change, regulatory determinations, litigation, competition, the uncertainty of reserve information, property acquisition risks, availability of equipment, actions by our midstream and other industry partners, weather, availability of financing, actions by lenders, our ability to obtain permits and licenses, the existence and resolution of title defects, new taxes and impact fees, delays, costs and difficulties relating to our joint ventures, actions by joint venture partners, results of exploration activities, the availability of and completion of land acquisitions, completion and connection of wells, and other factors detailed in the “Risk Factors” and other sections of our Annual Report on Form 10-K for the year ended December 31, 2012 and in our other filings with the SEC, including this quarterly report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to update or revise any forward-looking statement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to certain market risks, see Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2012. There have been no material changes to the disclosure regarding our exposure to certain market risks made in our Annual Report on Form 10-K for the year ended December 31, 2012.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. They concluded that the controls and procedures were effective as of March 31, 2013 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.

Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended March 31, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.
Item 1A. Risk Factors
There were no material changes to the factors discussed in Part I. Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Issuance of Common Stock to the University of Texas at Arlington. On March 25, 2013, the Company issued 46,041 shares of the Company's common stock to the University of Texas at Arlington at par value ($0.01 per share), for proceeds of $460. This issuance was related to our five-year conditional and revocable pledge to donate $1.0 million per year to the University of Texas at Arlington. The shares were issued pursuant to an exemption from registration under §4(2) of the Securities Act of 1933, as amended.
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

Carrizo Oil & Gas, Inc. (Registrant)

Date:	May 10, 2013	By:	/s/ Paul F. Boling
Chief Financial Officer, Vice President, Secretary and Treasurer (Principal Financial Officer)

Date:	May 10, 2013	By:	/s/ David L. Pitts
Vice President and Chief Accounting Officer (Principal Accounting Officer)