Form 10-Q
period 2013-06-30
CARRIZO OIL & GAS INC
filed 2013-08-07
CIK 1040593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of July 31, 2013 was 40,869,047.

CARRIZO OIL & GAS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
CARRIZO OIL & GAS, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2013	December 31, 2012
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,847	$52,095
Accounts receivable, net	119,851	112,821
Accounts receivable - related party	7,717	9,815
Current assets held for sale	—	1,882
Assets of discontinued operations	6,875	—
Fair value of derivative instruments	14,091	23,981
Prepaids and other current assets	7,562	8,111
Total current assets	159,943	208,705
PROPERTY AND EQUIPMENT, NET
Oil and gas properties using the full cost method of accounting
Proved oil and gas properties, net	1,429,801	1,152,548
Unproved properties, not being amortized	360,534	323,688
Other property and equipment, net	12,527	11,438
TOTAL PROPERTY AND EQUIPMENT, NET	1,802,862	1,487,674
LONG-TERM ASSETS HELD FOR SALE	—	132,626
DEFERRED FINANCING COSTS, NET	22,739	23,914
FAIR VALUE OF DERIVATIVE INSTRUMENTS	18,235	5,180
DEFERRED INCOME TAXES	—	21,272
OTHER ASSETS	6,518	4,625
TOTAL ASSETS	$2,010,297	$1,883,996
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	$96,428	$44,775
Revenue and royalties payable	124,111	82,300
Accrued drilling costs	66,193	60,729
Accrued interest	17,502	18,012
Other accrued liabilities	36,435	28,445
Advances for joint operations	18,414	8,069
Deferred income taxes	1,284	7,925
Current liabilities associated with assets held for sale	—	48,663
Liabilities of discontinued operations	9,936	—
Total current liabilities	370,303	298,918
LONG-TERM DEBT, NET OF DEBT DISCOUNT	927,904	967,808
LONG-TERM LIABILITIES ASSOCIATED WITH ASSETS HELD FOR SALE	—	23,547
LIABILITIES OF DISCONTINUED OPERATIONS	17,999	—
ASSET RETIREMENT OBLIGATIONS	6,499	4,489
DEFERRED INCOME TAXES	24,763	—
OTHER LIABILITIES	4,577	4,218
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value (90,000 shares authorized, 40,864 and 40,165 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively)	409	402
Additional paid-in capital	677,173	667,096
Accumulated deficit	(19,330)	(82,482)
Total shareholders’ equity	658,252	585,016
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,010,297	$1,883,996
The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
OIL AND GAS REVENUES	$134,224	$83,818	$246,125	$164,533
COSTS AND EXPENSES
Lease operating	11,797	7,031	21,992	15,454
Production tax	4,584	3,128	9,097	6,227
Ad valorem tax	2,863	2,296	4,723	5,911
Depreciation, depletion and amortization	50,408	43,380	95,998	74,941
General and administrative (inclusive of stock-based compensation expense of $2,983 and $1,516 for the three months ended June 30, 2013 and 2012, respectively, and $9,466 and $5,532 for the six months ended June 30, 2013 and 2012, respectively)	17,834	13,085	34,007	24,620
Accretion related to asset retirement obligations	120	92	227	194
TOTAL COSTS AND EXPENSES	87,606	69,012	166,044	127,347
OPERATING INCOME	46,618	14,806	80,081	37,186
OTHER INCOME AND EXPENSES
Gain (loss) on derivative instruments, net	25,726	37,890	11,172	41,693
Interest expense	(21,519)	(16,767)	(43,271)	(33,224)
Capitalized interest	7,530	6,011	14,306	12,034
Other income, net	27	22	67	234
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	58,382	41,962	62,355	57,923
INCOME TAX EXPENSE	(22,545)	(16,279)	(23,994)	(21,564)
NET INCOME FROM CONTINUING OPERATIONS	$35,837	$25,683	$38,361	$36,359
NET INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	1,132	2,821	24,790	1,568
NET INCOME	$36,969	$28,504	$63,151	$37,927

NET INCOME PER COMMON SHARE - BASIC
Net income from continuing operations	$0.89	$0.65	$0.96	$0.92
Net income from discontinued operations	0.03	0.07	0.62	0.04
Net income	$0.92	$0.72	$1.58	$0.96

NET INCOME PER COMMON SHARE - DILUTED
Net income from continuing operations	$0.88	$0.64	$0.95	$0.91
Net income from discontinued operations	0.03	0.07	0.61	0.04
Net income	$0.91	$0.71	$1.56	$0.95

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	40,078	39,596	39,928	39,520
Diluted	40,610	40,042	40,469	39,987

The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	For The Six Months Ended June 30,
	2013	2012
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$63,151	$37,927
Net income from discontinued operations, net of income taxes	(24,790)	(1,568)
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities-
Depreciation, depletion and amortization	95,998	74,941
Unrealized (gain) loss on derivative instruments, net	(3,166)	(20,598)
Accretion related to asset retirement obligations	227	194
Stock-based compensation, net of amounts capitalized	9,466	5,532
Allowance for doubtful accounts	7	41
Deferred income taxes	23,994	21,564
Amortization of debt discount and deferred financing costs, net of amounts capitalized	2,386	2,091
Other, net	244	1,793
Changes in operating assets and liabilities-
Accounts receivable	(4,938)	(31,279)
Accounts payable	73,771	50,896
Accrued liabilities	(19,035)	6,366
Other, net	(3,593)	(2,592)
Net cash provided by operating activities - continuing operations	213,722	145,308
Net cash used in operating activities - discontinued operations	(80)	(209)
Net cash provided by operating activities	213,642	145,099
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures - oil and gas properties	(409,928)	(385,611)
Capital expenditures - other property and equipment	(1,196)	(3,388)
Increase in capital expenditure payables and accruals	37,346	619
Proceeds from sales of U.S. oil and gas properties, net	10,681	190,892
Advances to operators	282	(431)
Advances for joint operations	10,345	(33,342)
Other, net	403	(2,655)
Net cash used in investing activities - continuing operations	(352,067)	(233,916)
Net cash provided by (used in) investing activities - discontinued operations	128,179	(19,824)
Net cash used in investing activities	(223,888)	(253,740)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings and issuances	165,000	520,412
Debt repayments	(206,325)	(438,000)
Payments of costs associated with revolving credit facility and debt issuance	(962)	(239)
Proceeds from stock options exercised	766	6
Net cash provided by (used in) financing activities - continuing operations	(41,521)	82,179
Net cash provided by financing activities - discontinued operations	3,000	19,119
Net cash provided by (used in) financing activities	(38,521)	101,298
NET DECREASE IN CASH AND CASH EQUIVALENTS	(48,767)	(7,343)
CASH AND CASH EQUIVALENTS, beginning of period	52,614	28,112
CASH AND CASH EQUIVALENTS, end of period	$3,847	$20,769
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
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of the Company after elimination of all significant intercompany transactions and balances and are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company proportionately consolidates its undivided interests in oil and gas properties as well as investments in unincorporated entities, such as partnerships and limited liability companies where the Company, as a partner or member, has undivided interests in the oil and gas properties. The consolidated financial statements reflect all necessary adjustments, all of which were of a normal recurring nature and are in the opinion of management necessary for a fair presentation of the Company’s interim financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results to be expected for the full year. The consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications had no effect on total assets, total liabilities, total shareholders’ equity, net income, or net cash provided by or used in operating, investing or financing activities.
Discontinued Operations
On December 27, 2012, the Company agreed to sell Carrizo UK Huntington Ltd, a wholly owned subsidiary of the Company (“Carrizo UK”), and all of its interest in the Huntington Field discovery, where Carrizo UK owned a 15% non-operated working interest and certain overriding royalty interests. The sale closed on February 22, 2013. Accordingly, the Company classified the U.K. North Sea assets and associated liabilities as current and long-term assets held for sale and current and long-term liabilities associated with assets held for sale in the consolidated balance sheets as of December 31, 2012. Beginning March 31, 2013, the Company classified the remaining assets and liabilities associated with the U.K. North Sea as assets of discontinued operations and liabilities of discontinued operations in the consolidated balance sheets. The related results of operations and cash flows have been classified as discontinued operations, net of income taxes, in the consolidated statements of income, statements of cash flows and condensed consolidating financial information. Unless otherwise indicated, the information in these notes relate to the Company’s continuing operations. Information related to assets held for sale and discontinued operations is included in “Note 3. Discontinued Operations” and “Note 10. Condensed Consolidating Financial Information.”
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
Accounts Receivable and Allowance for Doubtful Accounts
The Company establishes an allowance for doubtful accounts when it determines that it will not collect all or a part of an accounts receivable balance. The Company assesses the collectability of its accounts receivable on a quarterly basis and adjusts the allowance as necessary using the specific identification method. At June 30, 2013 and December 31, 2012, the Company’s allowance for doubtful accounts was $0.7 million and $1.4 million, respectively.
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
Oil and Gas Properties
Oil and gas properties are accounted for using the full cost method of accounting under which all productive and nonproductive costs directly associated with property acquisition, exploration and development activities are capitalized to costs centers established on a country-by-country basis. Internal costs, including payroll and stock-based compensation, directly associated with acquisition, exploration and development activities are capitalized and totaled $4.2 million and $4.1 million for the three months ended June 30, 2013 and 2012, respectively, and $6.3 million and $7.5 million for the six months ended June 30, 2013 and 2012, respectively. Internal costs related to production, general corporate overhead and similar activities are expensed as incurred.
Capitalized oil and gas property costs within a cost center are amortized on an equivalent unit-of-production method, converting oil and natural gas liquids to gas equivalents at the ratio of one barrel of oil or natural gas liquids to six thousand cubic feet of gas, which represents their approximate relative energy content. The equivalent unit-of-production rate is computed on a quarterly basis by dividing production by proved oil and gas reserves at the beginning of the quarter then applying such amount to capitalized oil and gas property costs, which includes estimated asset retirement costs, less accumulated amortization, plus the estimated future expenditures (based on current costs) to be incurred in developing proved reserves, net of estimated salvage values. Average depreciation, depletion and amortization (“DD&A”) per Boe was $19.65 and $18.13 for the three months ended June 30, 2013 and 2012, respectively, and $19.36 and $15.93 for the six months ended June 30, 2013 and 2012, respectively.
Unproved properties, which are not being amortized, include unevaluated leasehold and seismic costs associated with specific unevaluated properties, the cost of exploratory wells in progress, and related capitalized interest. Significant costs of unevaluated properties and exploratory wells in progress are assessed individually on a quarterly basis to determine whether or not and to what extent proved reserves have been assigned to the properties or if an impairment has occurred, in which case the related costs are added to the oil and gas property costs subject to amortization. Factors the Company considers in its impairment assessment include drilling results by the Company and other operators, the terms of oil and gas leases not held by production and drilling capital expenditure plans. The Company expects to complete its evaluation of the majority of its unproved leasehold within the next five years and exploratory wells in progress within the next year. Individually insignificant costs of unevaluated properties are grouped by major area and added to the oil and gas property costs subject to amortization based on the average primary lease term of the properties. The Company capitalized interest costs associated with its unevaluated leasehold and seismic costs and exploratory wells in progress of $7.5 million and $6.0 million for the three months ended June 30, 2013 and 2012, respectively, and $14.3 million and $12.0 million for the six months ended June 30, 2013 and 2012, respectively. Interest is capitalized on the average balance of unevaluated leasehold and seismic costs and the average balance of exploratory wells in progress using a weighted-average interest rate based on outstanding borrowings.
Proceeds from the sale of oil and gas properties are recognized as a reduction of capitalized oil and gas property costs with no gain or loss recognized, unless the sale significantly alters the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. On February 22, 2013, the Company closed on the sale of Carrizo UK, which included all of the Company's proved reserves in its U.K. cost center. As a result, in the first quarter of 2013, the Company recognized a $37.3 million gain in “net income from discontinued operations, net of income taxes” in the consolidated statements of income. Other than the sale of Carrizo UK noted above, the Company has not had any sales of oil and gas properties that significantly alter the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center through June 30, 2013.
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
Revenue Recognition
Oil and gas revenues are recognized when the products are sold to a purchaser at a fixed or determinable price, delivery has occurred, title has transferred and collectability is reasonably assured. The Company follows the sales method of accounting for oil and gas revenues whereby revenue is recognized for all oil and gas sold to purchasers, regardless of whether the sales are proportionate to the Company’s ownership interest in the property. Production imbalances are recognized as an asset or liability to the extent that the Company has an imbalance on a specific property that is in excess of its remaining proved oil and gas reserves. Oil and gas sales volumes are not significantly different from the Company’s share of production and as of June 30, 2013 and December 31, 2012, the Company did not have any material production imbalances.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Stock Appreciation Rights	$7	$(2,975)	$3,939	$(1,309)
Restricted Stock Awards and Units	4,462	5,476	8,319	8,581
	4,469	2,501	12,258	7,272
Less: amounts capitalized	(1,486)	(985)	(2,792)	(1,740)
Total Stock-Based Compensation Expense	$2,983	$1,516	$9,466	$5,532
Income Tax Benefit	$(1,107)	$(562)	$(3,470)	$(2,052)
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
Net Income From Continuing Operations Per Common Share
Supplemental net income from continuing operations per common share information is provided below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands, except per share amounts)
Net income from continuing operations	$35,837	$25,683	$38,361	$36,359
Basic weighted average common shares outstanding	40,078	39,596	39,928	39,520
Effect of dilutive instruments	532	446	541	467
Diluted weighted average common shares outstanding	40,610	40,042	40,469	39,987
Net income from continuing operations per common share
Basic	$0.89	$0.65	$0.96	$0.92
Diluted	$0.88	$0.64	$0.95	$0.91
Basic net income from continuing operations per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income from continuing operations per common share is based on the weighted average number of common shares and all potentially dilutive common shares outstanding during the period which include restricted stock awards and units, stock options, SARs expected to be settled in common stock, warrants and convertible debt. The Company excludes shares related to restricted stock awards, units and stock options from the calculation of diluted weighted average shares outstanding when the grant date prices are greater than the average market prices of the common shares for the period as the effect would be antidilutive to the computation. The shares excluded for the periods ending June 30, 2013 and 2012 were not significant. Shares of common stock subject to issuance upon the conversion of the Company's convertible senior notes did not have an effect on the calculation of dilutive shares for the three and six months ended June 30, 2013 or 2012, because the conversion price was in excess of the market price of the common stock for those periods.
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

3. Discontinued Operations
On February 22, 2013, the Company closed on the sale of Carrizo UK, and all of its interest in the Huntington Field discovery, including a 15% non-operated working interest and certain overriding royalty interests, to a subsidiary of Iona Energy Inc. (“Iona Energy”) for an agreed-upon price of $184.0 million, including the assumption and repayment by Iona Energy of the $55.0 million of borrowings outstanding under Carrizo UK's senior secured multicurrency credit facility as of the closing date.
The assets of discontinued operations of $6.9 million primarily relate to the remaining deferred consideration which the Company expects to receive during 2013. The liabilities of discontinued operations of $27.9 million relate to an accrual for estimated future obligations related to the sale. See “Note 2. Summary of Significant Accounting Policies—Use of Estimates” for further discussion of estimates and assumptions that may affect the reported amounts of assets and liabilities related to the sale of Carrizo UK.
The following table summarizes the amounts included in net income from discontinued operations, net of income taxes presented in the consolidated statements of income for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
OIL AND GAS REVENUES	$—	$—	$—	$—
COSTS AND EXPENSES
General and administrative	296	9	301	12
Accretion related to asset retirement obligations	—	78	36	154
TOTAL COST AND EXPENSES	296	87	337	166
OPERATING LOSS	(296)	(87)	(337)	(166)
OTHER INCOME AND EXPENSES
Gain on sale of discontinued operations	—	—	37,294	—
Decrease in estimated future obligations	2,565	—	2,565	—
Gain (loss) on derivative instruments, net	(31)	357	(75)	(408)
Interest expense	—	(919)	(253)	(1,798)
Capitalized interest	—	1,798	253	1,798
Other income (expense), net	308	203	332	(594)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	2,546	1,352	39,779	(1,168)
INCOME TAX (EXPENSE) BENEFIT	(1,414)	1,469	(14,989)	2,736
NET INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	$1,132	$2,821	$24,790	$1,568
Income Taxes
Carrizo UK is a disregarded entity for U.S. income tax purposes. Accordingly, the income tax (expense) benefit reflected above includes the Company’s U.S. deferred income tax (expense) benefit associated with the income (loss) from discontinued operations before income taxes. The related U.S. deferred tax assets and liabilities have been classified as deferred income taxes of continuing operations in the consolidated balance sheet.
Foreign Currency
The U.S. dollar was the functional currency for the Company’s operations in the U.K. North Sea. Transaction gains or losses that occurred due to the realization of assets and the settlement of liabilities denominated in a currency other than the functional currency were recorded as Other income (expense), net.

4. Property and Equipment, Net
At June 30, 2013 and December 31, 2012, property and equipment, net consisted of the following:

	June 30, 2013	December 31, 2012
	(In thousands)
Proved oil and gas properties	$2,086,461	$1,713,827
Accumulated depreciation, depletion and amortization	(656,660)	(561,279)
Proved oil and gas properties, net	1,429,801	1,152,548
Unproved properties, not being amortized
Unevaluated leasehold costs	284,362	238,833
Exploratory wells in progress	30,936	43,803
Capitalized interest	45,236	41,052
Total unproved properties, not being amortized	360,534	323,688
Other property and equipment	18,975	17,079
Accumulated depreciation	(6,448)	(5,641)
Other property and equipment, net	12,527	11,438
Total property and equipment, net	$1,802,862	$1,487,674

Utica Shale Joint Venture. On January 15, 2013, we exercised our option for an additional 40% in the remaining properties held through our joint venture with ACP II Marcellus LLC (“ACP II”), which is also one of our joint venture partners in the Marcellus Shale, and ACP III Utica LLC (“ACP III”), both affiliates of Avista Capital Holdings, LP, a private equity firm (collectively with ACP II and ACP III, “Avista”) by paying $63.1 million. Following the option exercise, the Company has elected to acquire additional properties on a 50/50 basis with Avista. The Company's right to receive distributions associated with the properties owned by ACP III through its B Units in ACP III terminated upon the consummation of the Company’s January 15, 2013 option to increase its interest in the Avista Utica joint venture properties.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Income tax expense at the statutory rate	$20,427	$14,687	$21,824	$20,273
State income taxes, net of U.S. federal income tax benefit	2,049	843	2,063	1,087
Other, net	69	749	107	204
Income tax expense	$22,545	$16,279	$23,994	$21,564
As of June 30, 2013, the Company had U.S. income tax loss carryforwards of approximately $179.6 million. The U.S. loss carryforwards expire between 2019 and 2032 if not utilized in earlier periods. The realization of the deferred tax assets related to the U.S. loss carryforwards is dependent on the Company’s ability to generate sufficient future taxable income, which the Company expects to be able to generate within the applicable carryforward periods. Accordingly, the Company believes that it is more likely than not that its deferred tax assets related to the U.S. loss carryforwards will be fully realized.
At June 30, 2013, the Company had no material uncertain tax positions and the tax years since 1999 remain open to review by federal and various state tax jurisdictions.
6. Long-Term Debt
Long-term debt consisted of the following at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
	(In thousands)
8.625% Senior Notes	$600,000	$600,000
Unamortized discount for 8.625% Senior Notes	(4,521)	(4,849)
7.50% Senior Notes	300,000	300,000
4.375% Convertible Senior Notes	4,425	73,750
Unamortized discount for 4.375% Convertible Senior Notes	—	(1,093)
Senior Secured Revolving Credit Facility	28,000	—
	$927,904	$967,808
Convertible Senior Notes
On June 3, 2013, the Company completed a required tender offer to repurchase the 4.375% convertible senior notes due 2028, at par plus accrued but unpaid interest to but excluding June 1, 2013, for aggregate consideration of $69.3 million (approximately 94% of the convertible senior notes outstanding prior to the tender offer). Each holder received $1,000 for each $1,000 principal amount of convertible senior notes repurchased in the tender offer. Due to the Company repurchasing the convertible senior notes on June 1, 2013, which is the date the semi-annual interest payment was due and after the record date, the Company paid only the regular interest payment as there was no accrued or unpaid interest due as part of the repurchase price. As of June 30, 2013, $4.4 million aggregate principal amount of convertible senior notes remained outstanding. The holders of our remaining $4.4 million aggregate principal amount of convertible senior notes may require us to repurchase the remaining notes on June 1, 2018 and 2023, or upon a fundamental corporate change at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any. We may also redeem notes at any time at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any.
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
As a result of the Spring 2013 borrowing base redetermination, effective April 29, 2013, the borrowing base was increased to $530.0 million from $365.0 million after considering the addition of proved reserves as a result of the Company’s successful ongoing drilling program. The borrowing base will be redetermined by the lenders at least semi-annually, generally on each May 1 and November 1, with the next redetermination expected in the Fall of 2013. The amount the Company is able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the credit agreement governing the revolving credit facility.
The Company is subject to certain covenants under the terms of the revolving credit facility which include the maintenance of the following financial covenants: (1) a ratio of Total Debt to EBITDA of not more than 4.00 to 1.00; (2) a Current Ratio of not less than 1.00 to 1.00; (3) a ratio of Senior Debt to EBITDA of not more than 2.50 to 1.00; and (4) a ratio of EBITDA to Interest Expense of not less than 2.50 to 1.00 (each of the capitalized terms used in the foregoing clauses (1) through (4) being as defined in the credit agreement governing the revolving credit facility). At June 30, 2013, the ratio of Total Debt to EBITDA was 2.50 to 1.00, the Current Ratio was 1.83 to 1.00, the ratio of Senior Debt to EBITDA was 0.07 to 1.00 and the ratio of EBITDA to Interest Expense was 5.31 to 1.00. Total Debt and Senior Debt, as defined in the credit agreement governing the revolving credit facility, are net of cash and cash equivalents of the Company. Because the calculation of the financial ratios are made as of a certain date, the financial ratios can fluctuate significantly period to period as the amounts outstanding under the revolving credit facility are dependent on the timing of cash flows related to operations, capital expenditures, sales of oil and gas properties and securities offerings.
At June 30, 2013, the Company had $28.0 million of borrowings outstanding under the revolving credit facility with a weighted average interest rate of 2.19%. At June 30, 2013, the Company also had $0.9 million in letters of credit outstanding which reduced the amounts available under the revolving credit facility. Future availability under the $530.0 million borrowing base is subject to the terms and covenants of the revolving credit facility. The revolving credit facility is generally used to fund ongoing working capital needs and the remainder of the Company’s capital expenditure plan to the extent such amounts exceed the cash flow from operations, proceeds from the sale of oil and gas properties and securities offerings.
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
8. Derivative Instruments
The Company uses various types of derivative instruments to manage its exposure to commodity price risk and to provide a level of certainty in its forward cash flows supporting its capital expenditure plan. The derivative instruments typically used are fixed-rate swaps, costless collars, puts, calls and basis differential swaps. Under these derivative instruments, payments are received or made based on the differential between a fixed and a variable commodity price. These agreements are settled in cash at termination, expiration or exchanged for physical delivery contracts. The Company’s current long-term strategy is to manage exposure for a substantial, but varying, portion of forecasted production up to 60 months. The derivative instruments are carried at fair value in the consolidated balance sheets, with changes in fair value recognized as gain (loss) on derivative instruments, net in the consolidated statements of income for the period in which the changes occur.
The fair value of derivative instruments at June 30, 2013 and December 31, 2012 was a net asset of $32.3 million and $29.2 million, respectively. The following sets forth a summary of the distribution of net fair value of the Company’s derivative instruments:

Counterparty	June 30, 2013	December 31, 2012
Credit Suisse	38%	40%
Societe Generale	35%	22%
Wells Fargo	13%	2%
BNP Paribas	13%	33%
BBVA Compass	1%	3%
Total	100%	100%
Master netting agreements are in place with each of these counterparties. Because the counterparties are investment grade financial institutions, the Company believes it has minimal credit risk and accordingly does not currently require its counterparties to post collateral to support the asset positions of its derivative instruments. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties to its derivative instruments. Although the Company does not currently anticipate such nonperformance, it continues to monitor the financial viability of its counterparties. Because Credit Suisse, BBVA Compass, Wells Fargo, and Societe Generale are lenders in the Company’s revolving credit facility, the Company is not required to post collateral with respect to derivative instruments in a net liability position with these counterparties as the contracts are secured by the revolving credit facility. BNP Paribas may require the Company to post collateral with respect to derivative instruments in a net liability position. The Company had no derivative instruments in a net liability position with any counterparty at June 30, 2013 and December 31, 2012.
The following sets forth a summary of the Company’s natural gas derivative positions at average NYMEX prices as of June 30, 2013:

Period	Volumes (in MMBtu)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)
2013	10,120,000	$4.58	$4.58
2014	18,250,000	$4.07	$4.36
2015	3,650,000	$4.33	$4.33

The following sets forth a summary of the Company’s crude oil derivative positions at average NYMEX prices as of June 30, 2013:

Period	Volumes (in Bbls)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
2013	1,766,400	$90.17	$100.87
2014	3,375,500	$90.59	$96.99
2015	1,806,750	$89.41	$94.96
2016	244,000	$85.00	$104.00
In connection with the crude oil derivative instruments above, the Company has entered into protective put spreads. For example, during 2014, at market prices below the short put price of $65.00, the floor price becomes the market price plus the put spread of $20.00 on 182,500 of the 3,375,500 Bbls and the remaining 3,193,000 Bbls would have a floor price of $90.59.

Period	Volumes (in Bbls)	Weighted Average Short Put Price ($/Bbl)	Weighted Average Put Spread ($/Bbl)
2014	182,500	$65.00	$20.00
2015	365,000	$65.00	$20.00
2016	244,000	$65.00	$20.00
For the three and six months ended June 30, 2013 and 2012, the Company recorded the following related to its oil and gas derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Realized gain (loss) on derivative instruments, net	$2,291	$9,962	$8,006	$21,095
Unrealized gain (loss) on derivative instruments, net	23,435	27,928	3,166	20,598
Gain (loss) on derivative instruments, net	$25,726	$37,890	$11,172	$41,693
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012. All items included in the tables below are Level 2 inputs within the fair value hierarchy:

	June 30, 2013
Description	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
	(In thousands)
Assets:
Derivative instruments	$37,768	$(5,442)	$32,326
Liabilities:
Derivative instruments	(5,442)	5,442	—
Total	$32,326	$—	$32,326

	December 31, 2012
Description	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
	(In thousands)
Assets:
Derivative instruments	$36,452	$(7,291)	$29,161
Liabilities:
Derivative instruments	(7,291)	7,291	—
Total	$29,161	$—	$29,161
The fair values of the Company’s derivative instruments are based on a third-party pricing model that uses market data obtained from third-party sources, including (a) quoted forward prices for oil and gas, (b) discount rates, (c) volatility factors and (d) current market and contractual prices, as well as other relevant economic measures. The estimates of fair value are also compared to the values provided by the counterparty for reasonableness and are adjusted for the counterparties’ credit quality for derivative assets and the Company’s credit quality for derivative liabilities. To date, adjustments for credit quality have not had a material impact on the fair values.
The fair values reported in the consolidated balance sheets are as of a particular point in time and subsequently change as these estimates are revised to reflect actual results, changes in market conditions and other factors. The assets and liabilities for derivative instruments included in the consolidated balance sheets are presented on a net basis when such amounts are with the same counterparty and subject to master netting agreements. The Company had no transfers in or out of Levels 1 or 2 for the six months ended June 30, 2013 or 2012.
Fair Value of Other Financial Instruments
The Company’s other financial instruments consist of cash and cash equivalents, receivables, payables and long-term debt which are classified as Level 1 under the fair value hierarchy. The carrying amounts of cash and cash equivalents, receivables, and payables approximate fair value due to the highly liquid or short-term nature of these instruments. The following table presents the carrying amounts and fair values of the Company’s senior notes and convertible senior notes, based on quoted market prices, as of June 30, 2013 and December 31, 2012.

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
8.625% Senior Notes	$595,479	$640,140	$595,151	$645,000
7.50% Senior Notes	300,000	312,000	300,000	308,250
4.375% Convertible Senior Notes	4,425	4,436	72,657	73,842

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
The rules of the SEC require that condensed consolidating financial information be provided for a subsidiary that has guaranteed the debt of a registrant issued in a public offering, where the guarantee is full, unconditional and joint and several and where the voting interest of the subsidiary is 100% owned by the registrant. The Company is, therefore, presenting condensed consolidating financial information as of June 30, 2013 and December 31, 2012, and for the three and six months ended June 30, 2013 and 2012 on a parent company, combined guarantor subsidiaries, combined non-guarantor subsidiaries and consolidated basis and should be read in conjunction with the consolidated financial statements. The financial information may not necessarily be indicative of results of operations, cash flows, or financial position had such guarantor subsidiaries operated as independent entities.
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

CARRIZO OIL & GAS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS

	June 30, 2013
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets	$1,779,723	$153,382	$—	$(1,780,037)	$153,068
Assets of discontinued operations	6,875	—	—	—	6,875
Property and equipment, net	469	1,780,872	—	21,521	1,802,862
Investments in subsidiaries	20,539	—	—	(20,539)	—
Other assets	52,108	—	—	(4,616)	47,492
Total assets	$1,859,714	$1,934,254	$—	$(1,783,671)	$2,010,297

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$250,191	$1,890,213	$—	$(1,780,037)	$360,367
Current liabilities of discontinued operations	9,936	—	—	—	9,936
Long-term liabilities	933,960	23,502	—	6,281	963,743
Long-term liabilities of discontinued operations	17,999	—	—	—	17,999
Shareholders’ equity (deficit)	647,628	20,539	—	(9,915)	658,252
Total liabilities and shareholders’ equity	$1,859,714	$1,934,254	$—	$(1,783,671)	$2,010,297

	December 31, 2012
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets	$1,689,430	$130,487	$—	$(1,613,094)	$206,823
Current assets held for sale	—	—	1,882	—	1,882
Property and equipment, net	23,041	1,443,064	—	21,569	1,487,674
Investments in subsidiaries	14,588	—	—	(14,588)	—
Long-term assets held for sale	12,670	—	119,956	—	132,626
Other assets	46,913	16,928	—	(8,850)	54,991
Total assets	$1,786,642	$1,590,479	$121,838	$(1,614,963)	$1,883,996

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$179,221	$1,631,887	$—	$(1,560,853)	$250,255
Current liabilities associated with assets held for sale	9,880	—	38,783	—	48,663
Long-term liabilities	973,003	3,512	—	—	976,515
Long-term liabilities associated with assets held for sale	—	—	23,547	—	23,547
Shareholders’ equity (deficit)	624,538	(44,920)	59,508	(54,110)	585,016
Total liabilities and shareholders’ equity	$1,786,642	$1,590,479	$121,838	$(1,614,963)	$1,883,996

CARRIZO OIL & GAS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Three Months Ended June 30, 2013
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Oil and gas revenues	$2,086	$132,138	$—	$—	$134,224
Cost and expenses	19,315	68,474	—	(183)	87,606
Operating income (loss)	(17,229)	63,664	—	183	46,618
Other income (expense), net	17,544	(5,780)	—	—	11,764
Income (loss) from continuing operations before income taxes	315	57,884	—	183	58,382
Income tax (expense) benefit	(110)	(20,365)	—	(2,070)	(22,545)
Equity in income (loss) of subsidiaries	37,519	—	—	(37,519)	—
Net income (loss) from continuing operations	37,724	37,519	—	(39,406)	35,837
Net income from discontinued operations, net of income taxes	1,132	—	—	—	1,132
Net income (loss)	$38,856	$37,519	$—	$(39,406)	$36,969

	For the Three Months Ended June 30, 2012
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Oil and gas revenues	$4,608	$79,210	$—	$—	$83,818
Cost and expenses	32,806	51,429	—	(15,223)	69,012
Operating income (loss)	(28,198)	27,781	—	15,223	14,806
Other income (expense), net	34,170	(7,014)	—	—	27,156
Income (loss) from continuing operations before income taxes	5,972	20,767	—	15,223	41,962
Income tax (expense) benefit	(2,041)	(7,268)	—	(6,970)	(16,279)
Equity in income (loss) of subsidiaries	16,320	—	—	(16,320)	—
Net income (loss) from continuing operations	20,251	13,499	—	(8,067)	25,683
Net income from discontinued operations, net of income taxes	—	—	2,821	—	2,821
Net income (loss)	$20,251	$13,499	$2,821	$(8,067)	$28,504

CARRIZO OIL & GAS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Six Months Ended June 30, 2013
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Oil and gas revenues	$3,647	$242,478	$—	$—	$246,125
Cost and expenses	36,433	129,564	—	47	166,044
Operating income (loss)	(32,786)	112,914	—	(47)	80,081
Other income (expense), net	(5,681)	(12,045)	—	—	(17,726)
Income (loss) from continuing operations before income taxes	(38,467)	100,869	—	(47)	62,355
Income tax (expense) benefit	13,463	(35,410)	—	(2,047)	(23,994)
Equity in income (loss) of subsidiaries	65,459	—	—	(65,459)	—
Net income (loss) from continuing operations	40,455	65,459	—	(67,553)	38,361
Net income from discontinued operations, net of income taxes	24,790	—	—	—	24,790
Net income (loss)	$65,245	$65,459	$—	$(67,553)	$63,151

	For the Six Months Ended June 30, 2012
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Oil and gas revenues	$11,397	$153,136	$—	$—	$164,533
Cost and expenses	47,352	94,107	—	(14,112)	127,347
Operating income (loss)	(35,955)	59,029	—	14,112	37,186
Other income (expense), net	35,297	(14,560)	—	—	20,737
Income (loss) from continuing operations before income taxes	(658)	44,469	—	14,112	57,923
Income tax (expense) benefit	229	(15,564)	—	(6,229)	(21,564)
Equity in income (loss) of subsidiaries	30,473	—	—	(30,473)	—
Net income (loss) from continuing operations	30,044	28,905	—	(22,590)	36,359
Net income from discontinued operations, net of income taxes	—	—	1,568	—	1,568
Net income (loss)	$30,044	$28,905	$1,568	$(22,590)	$37,927

CARRIZO OIL & GAS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2013
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by (used in) operating activities - continuing operations	$4,319	$209,403	$—	$—	$213,722
Net cash provided by (used in) investing activities - continuing operations	(142,476)	(428,774)	—	219,183	(352,067)
Net cash provided by (used in) financing activities - continuing operations	(41,521)	219,183	—	(219,183)	(41,521)
Net cash provided by (used in) discontinued operations	131,618	—	(519)	—	131,099
Net increase (decrease) in cash and cash equivalents	(48,060)	(188)	(519)	—	(48,767)
Cash and cash equivalents, beginning of period	51,894	201	519	—	52,614
Cash and cash equivalents, end of period	$3,834	$13	$—	$—	$3,847

	For the Six Months Ended June 30, 2012
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities - continuing operations	$43,723	$101,585	$—	$—	$145,308
Net cash provided by (used in) investing activities - continuing operations	(165,100)	(188,743)	—	119,927	(233,916)
Net cash provided by (used in) financing activities - continuing operations	108,986	93,120	—	(119,927)	82,179
Net cash used in discontinued operations	(18)	—	(896)	—	(914)
Net increase (decrease) in cash and cash equivalents	(12,409)	5,962	(896)	—	(7,343)
Cash and cash equivalents, beginning of period	19,134	7,263	1,715	—	28,112
Cash and cash equivalents, end of period	$6,725	$13,225	$819	$—	$20,769

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
Overview
Our second quarter 2013 included oil and gas revenues of $134.2 million and production of 2.6 MMBoe. The key drivers affecting our results for the three months ended June 30, 2013 included the following:
Drilling and Completion. See the table below for details of our drilling and completion activity in our primary areas of activity:

	For The Three Months Ended June 30, 2013				As of June 30, 2013
	Drilled		Completed		Waiting on Completion		Producing		Rig count
Region	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Eagle Ford Shale	15	10.9	12	9.8	24	17.5	95	74.5	3
Niobrara Formation	13	4.3	10	3.3	6	2.0	50	20.6	2
Marcellus Shale	9	2.8	12	3.3	28	9.3	50	16.6	1
Barnett Shale	—	—	—	—	—	—	86	55.9	—
Total	37	18.0	34	16.4	58	28.8	281	167.6	6
Production. Our second quarter 2013 production of 2.6 MMBoe increased 7% from the second quarter 2012 production of 2.4 MMBoe. The increase in production from the second quarter of 2012 to the second quarter of 2013 was primarily due to increased production from new wells, partially offset by normal production decline, the sale of a significant portion of our remaining Barnett Shale properties to Atlas Resource Partners, L.P. (“Atlas”) in April 2012, and our Niobrara joint venture transactions in the fourth quarter of 2012.
Commodity prices. Our average realized oil price during the second quarter of 2013 was $98.98 per barrel, essentially flat compared to $98.96 for the second quarter of 2012. Our average realized natural gas price during the second quarter of 2013 was $3.07 per Mcf, or 133% higher than the $1.32 during the second quarter of 2012. Although natural gas prices have increased compared to the same period in 2012, the overall market for natural gas remains challenging, making the current market and outlook, and therefore the expenditure of capital, for crude oil more attractive. Commodity prices are affected by changes in market demand, overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. Commodity prices are beyond our control and have been and are expected to remain volatile.
Results of Operations
Three Months Ended June 30, 2013, Compared to the Three Months Ended June 30, 2012
Revenues from oil and gas production for the three months ended June 30, 2013 increased 60% to $134.2 million from $83.8 million for the same period in 2012 primarily due to the significant increase in oil production and gas prices. Production volumes for the three months ended June 30, 2013 and 2012 were 2.6 MBoe and 2.4 MBoe, respectively. The increase in production from the second quarter of 2012 to the second quarter of 2013 was primarily due to increased production from new wells, partially offset by normal production decline, the sale of a significant portion of our remaining Barnett Shale properties to Atlas, and our Niobrara joint venture transactions in the fourth quarter of 2012. Average realized oil prices remained essentially flat at $98.98 per barrel from $98.96 per barrel in the same period in 2012. Average realized gas prices increased 133% to $3.07 per Mcf in the second quarter of 2013 from $1.32 per Mcf in the same period in 2012.

The following table summarizes production volumes, average realized prices and oil and gas revenues for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,		2013 Period Compared to 2012 Period
	2013	2012	Increase (Decrease)	% Increase (Decrease)
Production volumes -
Crude oil (MBbls)	1,069	693	376	54%
NGLs (MBbls)	105	65	40	62%
Natural gas (MMcf)	8,348	9,808	(1,460)	(15)%
Total Natural gas and NGLs (MMcfe)	8,978	10,198	(1,220)	(12)%
Total barrels of oil equivalent (MBoe)	2,565	2,393	172	7%

Daily production volumes by product -
Crude oil (Bbls/d)	11,747	7,615	4,132	54%
NGLs (Bbls/d)	1,154	714	440	62%
Natural gas (Mcf/d)	91,736	107,780	(16,044)	(15)%
Total Natural gas and NGLs (Mcfe/d)	98,659	112,066	(13,407)	(12)%
Total barrels of oil equivalent (Boe/d)	28,187	26,297	1,890	7%

Daily production volumes by region (Boe/d) -
Eagle Ford Shale	12,239	7,603	4,636	61%
Niobrara Formation	1,839	1,041	798	77%
Barnett Shale	8,136	12,380	(4,244)	(34)%
Marcellus Shale	5,647	3,772	1,875	50%
Other	326	1,501	(1,175)	(78)%
Total barrels of oil equivalent (Boe/d)	28,187	26,297	1,890	7%

Average realized prices -
Crude oil ($ per Bbl)	$98.98	$98.96	$0.02	—%
NGLs ($ per Bbl)	26.34	35.05	(8.71)	(25)%
Natural gas ($ per Mcf)	3.07	1.32	1.75	133%
Total Natural gas and NGLs average realized price ($ per Mcfe)	$3.17	$1.49	$1.68	113%
Total average realized price ($ per Boe)	$52.33	$35.03	$17.30	49%

Oil and gas revenues (In thousands) -
Crude oil	$105,805	$68,576	$37,229	54%
NGLs	2,766	2,278	488	21%
Natural gas	25,653	12,964	12,689	98%
Total oil and gas revenues	$134,224	$83,818	$50,406	60%
Lease operating expenses were $11.8 million ($4.60 per Boe) for the three months ended June 30, 2013 as compared to lease operating expenses of $7.0 million ($2.94 per Boe) for the same period in 2012. The $4.8 million increase in lease operating expenses is primarily due to increased production from new wells partially offset by the sale of Barnett properties to Atlas on May 1, 2012. The increase in operating cost per Boe is primarily due to the higher operating cost per Boe associated with the increased oil production.
Production taxes were $4.6 million (or 3.4% of oil and gas revenues) for the three months ended June 30, 2013 as compared to $3.1 million (or 3.7% of oil and gas revenues) for the same period in 2012. The increase in production taxes is due primarily to increased oil production. The decrease in production taxes as a percentage of oil and gas revenues was primarily due to increased Marcellus revenues, which are not subject to production tax and the sale to Atlas which had higher production tax rates than our remaining Barnett Shale assets.
Ad valorem taxes increased to $2.9 million ($1.12 per Boe) for the three months ended June 30, 2013 from $2.3 million ($0.96 per Boe) for the same period in 2012. The increase in ad valorem taxes is due primarily to new oil wells drilled during

2012. The increase in ad valorem taxes per Boe is due primarily to new oil wells drilled in 2012, which have higher property tax valuations as compared to our natural gas wells.
Depreciation, depletion and amortization (“DD&A”) expense for the second quarter of 2013 increased $7.0 million to $50.4 million ($19.65 per Boe) from the DD&A expense for the second quarter of 2012 of $43.4 million ($18.13 per Boe). The increase in DD&A is attributable to both the increase in production and an increase in the DD&A rate per Boe. The increase in the DD&A rate per Boe is largely due to the impact of the significant decrease in natural gas reserves in the Barnett as a result of the Atlas sale as well as the significant increase in crude oil reserves in the Eagle Ford that were added throughout 2012, which have a higher finding cost per Boe than our natural gas reserves.
General and administrative expense increased to $17.8 million for the three months ended June 30, 2013 from $13.1 million for the corresponding period in 2012. The increase was primarily due to an increase in personnel during the second quarter of 2013 as compared to the same period of 2012 as well as increased stock-based compensation expense which was primarily driven by an increase in the fair value of cash-settled stock appreciation rights.
The net gain on derivative instruments of $25.7 million in the second quarter of 2013 consisted of a $23.4 million unrealized gain on derivatives and a $2.3 million realized gain on derivatives. The net gain on derivative instruments of $37.9 million in the second quarter of 2012 was comprised of a $27.9 million unrealized gain on derivatives and a $10.0 million realized gain on derivatives.
Interest expense and capitalized interest for the three months ended June 30, 2013 were $21.5 million and $7.5 million, respectively, as compared to $16.8 million and $6.0 million, respectively, for the same period in 2012. The increase in interest expense was primarily due to interest on the $300.0 million aggregate principal amount of our 7.50% Senior Notes that were issued in the third quarter of 2012 partially offset by a decrease in interest expense attributable to reduced borrowings under our revolving credit facility and the repurchase of the 4.375% convertible senior notes during the second quarter of 2013.
The estimated annual effective income tax rate was 37.1% for 2013 and 2012. The effective income tax rates for the second quarter of 2013 and 2012 were 38.6% and 38.7%, respectively, which was higher than the estimated annual effective income tax rate due to changes in state tax estimates.
Six Months Ended June 30, 2013, Compared to the Six Months Ended June 30, 2012
Revenues from oil and gas production for the six months ended June 30, 2013 increased 50% to $246.1 million from $164.5 million for the same period in 2012 primarily due to the significant increase in oil production and gas prices. Production volumes for the six months ended June 30, 2013 and 2012 were 5.0 MBoe and 4.7 MBoe, respectively. The increase in production from the six months ended June 30, 2012 to the six months ended June 30, 2013 was primarily due to increased production from new wells, partially offset by normal production decline, the sale of a significant portion of our remaining Barnett Shale properties to Atlas, and our Niobrara joint venture transactions in the fourth quarter of 2012. Average realized oil prices decreased 2% to $101.36 per barrel from $103.68 per barrel in the same period in 2012. Average realized gas prices increased 73% to $2.77 per Mcf for the six months ended June 30, 2013 from $1.60 per Mcf in the same period in 2012.

The following table summarizes production volumes, average realized prices and oil and gas revenues for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,		2013 Period Compared to 2012 Period
	2013	2012	Increase (Decrease)	% Increase (Decrease)
Production volumes -
Crude oil (MBbls)	1,907	1,234	673	55%
NGLs (MBbls)	206	114	92	81%
Natural gas (MMcf)	17,077	20,135	(3,058)	(15)%
Total Natural gas and NGLs (MMcfe)	18,313	20,819	(2,506)	(12)%
Total barrels of oil equivalent (MBoe)	4,959	4,704	255	5%

Daily production volumes by product -
Crude oil (Bbls/d)	10,536	6,780	3,756	55%
NGLs (Bbls/d)	1,138	626	512	82%
Natural gas (Mcf/d)	94,348	110,632	(16,284)	(15)%
Total Natural gas and NGLs (Mcfe/d)	101,177	114,390	(13,213)	(12)%
Total barrels of oil equivalent (Boe/d)	27,398	25,846	1,552	6%

Daily production volumes by region (Boe/d) -
Eagle Ford Shale	11,280	6,617	4,663	70%
Niobrara Formation	1,397	983	414	42%
Barnett Shale	8,399	14,038	(5,639)	(40)%
Marcellus Shale	5,989	2,604	3,385	130%
Other	333	1,604	(1,271)	(79)%
Total barrels of oil equivalent (Boe/d)	27,398	25,846	1,552	6%

Average realized prices -
Crude oil ($ per Bbl)	$101.36	$103.68	$(2.32)	(2)%
NGLs ($ per Bbl)	26.73	38.92	(12.19)	(31)%
Natural gas ($ per Mcf)	2.77	1.60	1.17	73%
Total Natural gas and NGLs average realized price ($ per Mcfe)	$2.89	$1.76	$1.13	64%
Total average realized price ($ per Boe)	$49.63	$34.98	$14.65	42%

Oil and gas revenues (In thousands) -
Crude oil	$193,287	$127,945	$65,342	51%
NGLs	5,507	4,437	1,070	24%
Natural gas	47,331	32,151	15,180	47%
Total oil and gas revenues	$246,125	$164,533	$81,592	50%
Lease operating expenses were $22.0 million ($4.43 per Boe) for the six months ended June 30, 2013 as compared to lease operating expenses of $15.5 million ($3.29 per Boe) for the same period in 2012. The $6.5 million increase in lease operating expenses is primarily due to increased production from new wells partially offset by the sale to Atlas. The increase in operating cost per Boe is primarily due to the higher operating cost per Boe associated with the increased oil production.
Production taxes were $9.1 million (or 3.7% of oil and gas revenues) for the six months ended June 30, 2013 as compared to $6.2 million (or 3.8% of oil and gas revenues) for the same period in 2012. The increase in production taxes is due primarily to increased oil production. The decrease in production taxes as a percentage of oil and gas revenues was primarily due to increased Marcellus revenues, which are not subject to production tax and the sale to Atlas which had higher production tax rates than our remaining Barnett Shale assets.
Ad valorem taxes decreased to $4.7 million ($0.95 per Boe) for the six months ended June 30, 2013 from $5.9 million ($1.26 per Boe) for the same period in 2012. The decrease in ad valorem taxes is due primarily to the sale of Barnett properties to Atlas and the Commonwealth of Pennsylvania's February 2012 enactment of an “impact fee” on the drilling of unconventional natural gas wells recognized in the first quarter of 2012, partially offset by an increase in ad valorem taxes for new wells drilled in 2012.

Because of the retroactive nature of the impact fee, approximately $1.0 million of the impact fee recognized during the first half of 2012 was attributable to wells drilled prior to 2012.
DD&A expense for the six months ended June 30, 2013 increased $21.1 million to $96.0 million ($19.36 per Boe) from the DD&A expense for the six months ended June 30, 2012 of $74.9 million ($15.93 per Boe). The increase in DD&A is attributable to both the increase in production and an increase in the DD&A rate per Boe. The increase in the DD&A rate per Boe is largely due to the impact of the significant decrease in natural gas reserves in the Barnett as a result of the Atlas sale as well as the significant increase in crude oil reserves in the Eagle Ford that were added throughout 2012, which have a higher finding cost per Boe than our natural gas reserves.
General and administrative expense increased to $34.0 million for the six months ended June 30, 2013 from $24.6 million for the corresponding period in 2012. The increase was primarily due to an increase in personnel during the second quarter of 2013 as compared to the same period of 2012 and increased stock-based compensation expense which was primarily driven by an increase in the fair value of cash-settled stock appreciation rights.
The net gain on derivative instruments of $11.2 million in the six months ended June 30, 2013 consisted of a $3.2 million unrealized gain on derivatives and an $8.0 million realized gain on derivatives. The net gain on derivative instruments of $41.7 million in the six months ended June 30, 2012 was comprised of a $20.6 million unrealized gain on derivatives and a $21.1 million realized gain on derivatives.
Interest expense and capitalized interest for the six months ended June 30, 2013 were $43.3 million and $14.3 million, respectively, as compared to $33.2 million and $12.0 million, respectively, for the same period in 2012. The increase in interest expense was primarily due to interest on the $300.0 million aggregate principal amount of our 7.50% Senior Notes that were issued in the third quarter of 2012 partially offset by a decrease in interest expense attributable to reduced borrowings under our revolving credit facility and the repurchase of the 4.375% convertible senior notes during the six months ended June 30, 2013.
The estimated annual effective tax rate was 37.1% for 2013 and 2012. The effective income tax rates for the six months ended June 30, 2013 and 2012 were 38.5% and 37.2%, respectively, which was higher than the estimated annual effective income tax rate due to change in state tax estimates.
Included in net income of $63.2 million for the six months ended June 30, 2013 was $23.7 million, net of income taxes, related to a gain on the sale of Carrizo UK, which is included in net income from discontinued operations, net of income taxes in the accompanying consolidated statements of income.

Liquidity and Capital Resources
2013 Capital Expenditure Plan and Funding Strategy. The 2013 capital expenditures plan currently includes $530.0 to $540.0 million for drilling and completion and $140.0 million for leasehold and seismic. We intend to finance the remainder of our 2013 capital expenditure plan primarily from the sources described below under “—Sources and Uses of Cash.” Our capital expenditure plan could vary depending upon various factors, including the availability and cost of drilling rigs and completion services, land and industry partner issues, our available cash flow and financing, success of drilling and completion programs, weather delays, commodity prices, market conditions, the acquisition of leases with drilling commitments and other factors. Below is a summary of capital expenditures through June 30, 2013:

	Capital Expenditures for the Three Months Ended
	March 31, 2013	June 30, 2013
	(In thousands)
Eagle Ford Shale	$101,735	$88,210
Marcellus Shale	18,888	19,459
Niobrara Formation	11,817	22,106
Barnett Shale and Other	4,257	3,460
Total drilling and completion	136,697	133,235

Total leasehold and seismic	89,274	30,182

Total	$225,971	$163,417
The capital expenditures presented above exclude capitalized interest, capitalized overhead and asset retirement obligations.
Sources and Uses of Cash. Our primary use of cash is capital expenditures related to our drilling and completion programs and, to a lesser extent, our leasehold and seismic programs. During the second quarter of 2013, we also used cash to retire approximately $69.3 million aggregate principal amount of our convertible senior notes. For the six months ended June 30, 2013, we funded our capital expenditures with cash provided by operations, cash on hand, net proceeds from the sale of assets, including the Carrizo UK sale, and borrowings under our revolving credit facility. Potential sources of future liquidity include the following:

•
Cash provided by operations. Cash flows from operations are highly dependent on commodity prices and market conditions for oilfield services. We hedge a portion of our our forecasted production to mitigate the risk of a decline in oil and gas prices.

•
Revolving credit facility. At July 31, 2013, we had $43.0 million borrowings outstanding and $0.9 million in letters of credit outstanding under the revolving credit facility, which reduce the amounts available under the revolving credit facility. The amount we are able to borrow with respect to the borrowing base of the revolving credit facility is subject to compliance with, and limited by, the financial covenants and other provisions of the credit agreement governing our revolving credit facility.

•
Asset sales. In order to fund our capital expenditure plan, we may consider the sale of certain properties or assets that are not part of our core business or are no longer deemed essential to our future growth, provided we are able to sell such assets on terms that are acceptable to us. We are currently marketing the sale of substantially all of our Barnett Shale assets.

•
Securities offerings. As situations or conditions arise, we may choose to issue debt, equity or other instruments to supplement our cash flows. However, we may not be able to obtain such financing on terms that are acceptable to us, or at all.

•
Joint ventures. Joint ventures with third parties including those through which such third parties fund a portion of our exploration activities to earn an interest in our exploration acreage or purchase a portion of interests, or both.

Overview of Cash Flow Activities. Net cash provided by operating activities from continuing operations were $213.7 million and $145.3 million for the six months ended June 30, 2013 and 2012, respectively. The increase was primarily due to increased crude oil production and gas prices as well as the net changes in operating assets and liabilities in the first six months of 2013 as compared to the same period in 2012.
Net cash used in investing activities from continuing operations were $352.1 million and $233.9 million for the six months ended June 30, 2013 and 2012, respectively. Net cash used in investing activities from continuing operations for the six months ended June 30, 2013 and 2012 related primarily to capital expenditures associated with our Eagle Ford drilling and completion program.

Net cash provided by (used in) financing activities from continuing operations were $(41.5) million and $82.2 million for the six months ended June 30, 2013 and 2012, respectively. The decrease related primarily to a decrease in net borrowings under our revolving credit facility during the first six months of 2013 as compared to the first six months of 2012 as well as the repurchase of the convertible senior notes in the second quarter of 2013.
Liquidity/Cash Flow Outlook
Economic downturns may adversely affect our ability to access capital markets in the future. We currently believe that cash provided by operating activities, proceeds from the sale of assets, carry resulting from our Niobrara joint venture transactions and borrowings under our revolving credit facility will be sufficient to fund our immediate cash flow requirements. Cash provided by operating activities is primarily driven by production and commodity prices. To manage our exposure to commodity price risk and to provide a level of certainty in the cash flows that will support our capital expenditures plan, we hedge a portion of our forecasted production and, as of June 30, 2013, we had hedged approximately 10,120,000 MMBtus of natural gas for the remainder of 2013. Additionally, we had hedged approximately 1,766,400 Bbls of oil for the remainder of 2013. Our borrowing base under our revolving credit facility is currently $530.0 million. As of July 31, 2013, we had $43.0 million borrowings outstanding under our revolving credit facility and had issued $0.9 million in letters of credit, which reduce the amounts available under our revolving credit facility. Additionally, as described under “Sources and Uses of Cash” above, the amount we are able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the credit agreement governing the revolving credit facility. The borrowing base under our revolving credit facility is affected by our lenders’ assumptions with respect to future oil and gas prices. Our borrowing base may decrease if our lenders reduce their expectations with respect to future oil and gas prices from those assumptions used to determine our existing borrowing base. The next borrowing base redetermination is scheduled to occur in the Fall of 2013.
If cash provided by operating activities from continuing operations, proceeds from asset sales, funds available under our revolving credit facility and the other sources of cash described under “Sources and Uses of Cash” are insufficient to fund the remainder of our 2013 capital expenditure plan, we may need to reduce our capital expenditure plan or seek other financing alternatives. We may not be able to obtain financing needed in the future on terms that would be acceptable to us, or at all. If we cannot obtain adequate financing, we may be required to limit or defer a portion of our planned 2013 capital expenditure plan, thereby adversely affecting the recoverability and ultimate value of our oil and gas properties. Subject in each case to then existing market conditions and to our then expected liquidity needs, among other factors, we may use a portion of our internally generated cash flows, proceeds from asset sales or borrowings to reduce debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, through debt redemptions or tender offers, or through repayments of bank borrowings.
Contractual Obligations
The following table sets forth estimates of our contractual obligations as of June 30, 2013 (in thousands):

	2013	2014	2015	2016	2017	2018 and Beyond	Total
Long-term debt (1)	$—	$—	$—	$28,000	$—	$904,425	$932,425
Interest on long-term debt (2)	37,545	75,057	75,057	74,489	74,443	119,330	455,921
Operating leases	919	1,819	1,792	1,770	1,770	7,963	16,033
Drilling and completion services (3)	37,079	38,692	11,322	1,165	—	—	88,258
Pipeline volume commitments	9,759	16,935	16,272	9,824	4,409	13,595	70,794
Asset retirement obligations and other (4)	5,021	11,225	7,764	3,310	1,459	6,566	35,345
Total Contractual Obligations	$90,323	$143,728	$112,207	$118,558	$82,081	$1,051,879	$1,598,776

(1)	At June 30, 2013, we had $28.0 million of borrowings outstanding under the revolving credit facility which matures in 2016.

(2)	Interest on long-term debt is based on the 8.625% Senior Notes, the 7.50% Senior Notes, 4.375% Convertible Senior Notes, and our revolving credit facility average interest rate of 2.19%.
(3) Drilling and completion services represent gross contractual obligations. However, other joint owners in the properties operated by the Company will incur their relative share of the costs, which will reduce the Company's share of such contractual obligations.

(4)
Asset retirement obligations and other are based on estimates and assumptions that affect the reported amounts as of June 30, 2013. Certain of such estimates and assumptions are inherently unpredictable and will differ from actuals results. See “Note 2. Summary of Significant Accounting Policies - Use of Estimates” for further discussion of estimates and assumptions that may affect the reported amounts.

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
On June 3, 2013, we completed a tender offer to repurchase the convertible senior notes, at par plus accrued but unpaid interest to but excluding June 1, 2013, for aggregate consideration of $69.3 million (approximately 94% of the outstanding convertible senior notes). Each holder received $1,000 for each $1,000 principal amount of convertible senior notes repurchased in the tender offer. Due to the Company repurchasing the convertible senior notes on June 1, 2013, which is the date the semi-annual interest payment was due and after the record date, we paid only the regular interest payment as there was no accrued or unpaid interest due as part of the repurchase price. As of June 30, 2013, $4.4 million aggregate principal amount of convertible senior notes remained outstanding.
The holders of our remaining $4.4 million aggregate principal amount of convertible senior notes may require us to repurchase the remaining notes on June 1, 2018 and 2023, or upon a fundamental corporate change at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any. We may also redeem notes at any time at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any. We currently have no intention to redeem the remaining convertible senior notes prior to June 1, 2018.
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
As a result of the Spring 2013 borrowing base redetermination, effective April 29, 2013, the borrowing base was increased to $530.0 million from $365.0 million after considering the addition of proved reserves as a result of our successful ongoing drilling and completion program. The borrowing base will be redetermined by the lenders at least semi-annually, generally on each May 1 and November 1, with the next redetermination expected in Fall 2013. The amount we are able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the credit agreement governing the revolving credit facility.
We are subject to certain covenants under the terms of the revolving credit facility, as amended, which include, but are not limited to, the maintenance of the following financial covenants: (1) a ratio of Total Debt to EBITDA of not more than 4.00 to 1.00; (2) a Current Ratio of not less than 1.00 to 1.00; (3) a ratio of Senior Debt to EBITDA of not more than 2.50 to 1.00; and (4) a ratio of EBITDA to Interest Expense of not less than 2.50 to 1.00 (each of the capitalized terms used in the foregoing clauses (1) through (4) being as defined in the credit agreement governing the revolving credit facility). At June 30, 2013, the ratio of Total Debt to EBITDA was 2.50 to 1.00, the Current Ratio was 1.83 to 1.00, the ratio of Senior Debt to EBITDA was 0.07 to 1.00 and the ratio of EBITDA to Interest Expense was 5.31 to 1.00. Total Debt and Senior Debt, as defined in the credit agreement governing the revolving credit facility, are net of cash and cash equivalents.
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
At June 30, 2013, we had $28.0 million of borrowings outstanding under the revolving credit facility with a weighted average interest rate of 2.19%. At June 30, 2013, we had $0.9 million in letters of credit outstanding which reduced the amounts available under the revolving credit facility. Future availability under the $530.0 million borrowing base is subject to the terms and covenants of the revolving credit facility. The revolving credit facility is used to fund ongoing working capital needs and the remainder of our capital expenditure plan to the extent such amounts exceed the cash flow from operations, proceeds from the sale of oil and gas properties and securities offerings.
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
The table below presents results of the U.S. full cost ceiling test along with various pricing scenarios to demonstrate the sensitivity of our U.S. cost center ceiling to changes in 12 month average oil and gas prices. The prices included represent the unweighted average realized market prices on the first calendar day of each month during the 12-month period ended June 30, 2013. This sensitivity analysis is as of June 30, 2013 and, accordingly, does not consider drilling results, production and prices subsequent to June 30, 2013 that may require revisions to our proved reserve estimates.

	12 Month Average		Cushion/(Impairment)
U.S. Full Cost Pool Scenarios	Oil Price ($/Bbl)	Gas Price ($/Mcf)	(in millions)
June 30, 2013 Actual	$100.41	$2.62	$137

Oil and Gas Price Sensitivity
Oil and Gas +10%	$109.55	$2.96	$306
Oil and Gas -10%	$91.27	$2.28	$(33)

Oil Price Sensitivity
Oil +10%	$109.55	$2.62	$263
Oil -10%	$91.27	$2.62	$10

Gas Price Sensitivity
Gas +10%	$100.41	$2.96	$179
Gas -10%	$100.41	$2.28	$94
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
We use various types of derivative instruments to manage our exposure to commodity price risk and to provide a level of certainty in our forward cash flows supporting our capital expenditure plan. The derivative instruments typically used are fixed-rate swaps, costless collars, puts, calls and basis differential swaps. Under these derivative instruments, payments are received or made based on the differential between a fixed and a variable product price. These agreements are settled in cash at termination, expiration or exchanged for physical delivery contracts. Our current long-term strategy is to manage exposure for a substantial, but varying, portion of forecasted production up to 60 months. The derivative instruments are carried at fair value in the consolidated balance sheets, with changes in fair value recognized as gain (loss) on derivative instruments, net in the consolidated statements of income for the period in which the changes occur.
The fair value of derivative instruments at June 30, 2013 and December 31, 2012 was a net asset of $32.3 million and $29.2 million, respectively. The following sets forth a summary of the net fair value of our derivative instruments by counterparty:

Counterparty	June 30, 2013	December 31, 2012
Credit Suisse	38%	40%
Societe Generale	35%	22%
Wells Fargo	13%	2%
BNP Paribas	13%	33%
BBVA Compass	1%	3%
Total	100%	100%
Master netting agreements are in place with each of these counterparties. Because the counterparties are investment grade financial institutions, we believe we have minimal credit risk and accordingly do not currently require our counterparties to post collateral to support the asset positions of our derivative instruments. As such, we are exposed to credit risk to the extent of nonperformance by the counterparties to our derivative instruments. Although we do not currently anticipate such nonperformance, we continue to monitor the financial viability of our counterparties. Because Credit Suisse, BBVA Compass, Wells Fargo, and Societe Generale are lenders under our revolving credit facility, we are not required to post collateral with respect to derivatives instruments in a net liability position with these counterparties, as the contracts are secured by our revolving credit facility. BNP Paribas may require the Company, if the Company is in a net liability position, to post collateral for the outstanding derivatives instruments as of the applicable valuation date. The Company had no net liability positions with any counterparty at June 30, 2013 and December 31, 2012. Therefore, the Company had no collateral posted during either of these respective periods.
The following sets forth a summary of our natural gas derivative positions at average NYMEX prices as of June 30, 2013:

Period	Volumes (in MMBtu)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)
2013	10,120,000	$4.58	$4.58
2014	18,250,000	$4.07	$4.36
2015	3,650,000	$4.33	$4.33
The following sets forth a summary of our crude oil derivative positions at average NYMEX prices as of June 30, 2013:

Period	Volumes (in Bbls)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
2013	1,766,400	$90.17	$100.87
2014	3,375,500	$90.59	$96.99
2015	1,806,750	$89.41	$94.96
2016	244,000	$85.00	$104.00
In connection with the crude oil derivative instruments above, we entered into protective put spreads. For 2014, at market prices below the short put price of $65.00, the floor price becomes the market price plus the put spread of $20.00 on 182,500 of the 3,375,500 Bbls and the remaining 3,193,000 Bbls would have a floor price of $90.59.

Period	Volumes (in Bbls)	Weighted Average Short Put Price ($/Bbl)	Weighted Average Put Spread ($/Bbl)
2014	182,500	$65.00	$20.00
2015	365,000	$65.00	$20.00
2016	244,000	$65.00	$20.00

For the three and six months ended June 30, 2013 and 2012, we recorded the following related to our oil and gas derivative instruments:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(In thousands)
Realized gain (loss) on derivative instruments, net	$2,291	$9,962	$8,006	$21,095
Unrealized gain (loss) on derivative instruments, net	23,435	27,928	3,166	20,598
Gain (loss) on derivative instruments, net	$25,726	$37,890	$11,172	$41,693
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. They concluded that the controls and procedures were effective as of June 30, 2013 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.
Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended June 30, 2013 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are required by Item 601 of Regulation S-K and are filed as part of this report:

Exhibit Number		Exhibit Description
10.1	–
Form of Director Restricted Stock Unit Award Agreement under the Incentive Plan of Carrizo Oil & Gas, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed June 17, 2013).

10.2	–
Form of Employee Restricted Stock Award Agreement (Officer) under the Incentive Plan of Carrizo Oil & Gas, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed June 17, 2013).

10.3	–
Form of Employee Restricted Stock Unit Award Agreement (Officer) under the Incentive Plan of Carrizo Oil & Gas, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed June 17, 2013).

10.4	–
Form of Employee Stock Appreciation Rights Agreement (Officer) under the Incentive Plan of Carrizo Oil & Gas, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed June 17, 2013).

10.5	–
Form of Employee Stock Appreciation Rights Agreement (Officer) under the Carrizo Oil & Gas, Inc. Cash-Settled Appreciation Rights Plan (incorporated herein by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed June 17, 2013).

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

Carrizo Oil & Gas, Inc. (Registrant)

Date:	August 7, 2013	By:	/s/ Paul F. Boling
Chief Financial Officer, Vice President, Secretary and Treasurer (Principal Financial Officer)

Date:	August 7, 2013	By:	/s/ David L. Pitts
Vice President and Chief Accounting Officer (Principal Accounting Officer)