Form 10-K
period 2013-12-31
CARRIZO OIL & GAS INC
filed 2014-03-03
CIK 1040593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☑
At June 30, 2013, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $1.1 billion based on the closing price of such stock on such date of $28.33.
At February 25, 2014, the number of shares outstanding of the registrant’s Common Stock was 45,473,352.

 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant’s 2014 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days subsequent to December 31, 2013.

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
You generally can identify our forward-looking statements by the words “anticipate,” “believe,” budgeted,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “scheduled,” “should,” or other similar words. Such statements involve risks and uncertainties, including, but not limited to, those relating to the worldwide economic downturn, availability of financing, our dependence on our exploratory drilling activities, the volatility of and changes in oil and gas prices, the need to replace reserves depleted by production, operating risks of oil and gas operations, our dependence on our key personnel, factors that affect our ability to manage our growth and achieve our business strategy, results, delays and uncertainties that may be encountered in drilling, development or production, interpretations and impact of oil and gas reserve estimation and disclosure requirements, activities and approvals of our partners and parties with whom we have alliances, technological changes, capital requirements, borrowing base determinations and availability under our credit facility, evaluations of us by lenders under our credit facility, the potential impact of government regulations, including current and proposed legislation and regulations related to hydraulic fracturing, oil and natural gas drilling, air emissions and climate change, regulatory determinations, litigation, competition, the uncertainty of reserve information and future net revenue estimates, property acquisition risks, availability of equipment and crews, actions by our midstream and other industry partners, weather, availability of financing, actions by lenders, our ability to obtain permits and licenses, the results of audits and assessments, the failure to obtain certain bank and lease consents, the existence and resolution of title defects, new taxes and impact fees, delays, costs and difficulties relating to our joint ventures, actions by joint venture partners, results of exploration activities, the availability and completion of land acquisitions, completion and connection of wells, and other factors detailed in this annual report.
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

PART I
Item 1. Business
General Overview
Carrizo Oil & Gas, Inc. is a Houston-based energy company which, together with its subsidiaries (collectively, “Carrizo,” the “Company” or “we”), is actively engaged in the exploration, development, and production of oil and gas primarily from resource plays located in the United States. Our current operations are principally focused in proven, producing oil and gas plays primarily in the Eagle Ford Shale in South Texas, the Niobrara Formation in Colorado, the Marcellus Shale in Pennsylvania, and the Utica Shale in Ohio.
The Company achieved record total production in 2013 of 10.0 MMBoe, a 6% increase from 2012. At year-end 2013, our U.S. proved reserves of 101.5 MMBoe were 61% crude oil, 8% natural gas liquids and 31% natural gas, as compared to 34%, 5% and and 61% at year-end 2012, respectively. The 2013 sale of our remaining dry gas assets in the Barnett Shale was largely offset by additions to proved reserves as a result of our ongoing drilling program.
The following table provides details about the Company’s proved reserves as of the dates indicated.

	Proved Reserves (MMBoe)
	December 31, 2013	December 31, 2012
U.S.
Eagle Ford	73.9	49.0
Niobrara	5.3	2.0
Utica	—	—
Marcellus	22.2	12.5
Barnett and Other	0.1	51.6
Total U.S.	101.5	115.1
U.K. North Sea (discontinued operations)	—	6.0
Worldwide	101.5	121.1
Our 2014 U.S. capital expenditure plan guidance currently includes $660.0 million for drilling and completion and $75.0 million for leasehold and seismic. This plan reflects our strategy of controlling capital costs and maintaining financial flexibility. We currently expect to commit the majority of our 2014 U.S. capital expenditure plan to the continued development of our properties in the Eagle Ford, Niobrara, and Utica. We intend to finance our 2014 U.S. capital expenditure plan primarily from cash flow from operations and our senior secured credit facility. Other available sources of funding include proceeds from the possible selective sale of assets, joint ventures and offerings of securities. The table below summarizes our actual capital expenditures for 2013 and our planned capital expenditures for 2014:

	Capital Expenditures ($ in millions)
	2014 Plan	2013 Actual
U.S.
Eagle Ford	$450.0	$370.7
Niobrara	66.0	66.0
Utica	110.0	18.4
Marcellus	28.0	55.4
Other U.S.	6.0	10.0
Total U.S. drilling and completion (1)	660.0	520.5
U.S. leasehold and seismic	75.0	236.5
Total U.S.	735.0	757.0

(1)	Represents the midpoint of our 2014 U.S. capital expenditure plan guidance of $650.0 to $670.0.

Summary of 2013 Proved Reserves, Drilling and Production by Area

	Eagle Ford		Niobrara		Utica		Marcellus		Other U.S.		Total
Proved reserves by product
Crude oil (MMBbls)	57.6		4.4		—		—		—		62.0
NGLs (MMBbls)	7.8		0.4		—		—		—		8.2
Natural gas (Bcf)	50.7		3.3		—		133.4		0.5		187.9
Total proved reserves (MMBoe)	73.9		5.3		—		22.2		0.1		101.5

Proved reserves by classification (MMBoe)
Proved developed	21.9		2.3		—		14.6		0.1		38.9
Proved undeveloped	52.0		3.0		—		7.6		—		62.6
Total proved reserves	73.9		5.3		—		22.2		0.1		101.5

Percent of total reserves	73%		5%		—		22%		—		100%

2013 production (MMBoe)	4.6		0.6		—		2.2		2.5		10.0

Percent of total production	46%		6%		—%		23%		25%		100%

	Eagle Ford		Niobrara		Utica		Marcellus		Other U.S.		Total
Operated Well Data	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net	Gross	Net
For the Year Ended December 31, 2013
Wells drilled	59	45.8	54	19.2	1	0.9	27	8.4	2	2.0	143	76.3
Wells brought on production	51	40.3	44	16.2	—	—	26	7.6	—	—	121	64.1

As of December 31, 2013
Wells waiting on completion	29	23.0	13	4.8	1	0.9	27	8.4	—	—	70	37.1
Wells producing	123	95.5	71	28.6	—	—	59	20.0	—	—	253	144.1
Crude Oil Plays and Projects
At December 31, 2013, our crude oil and NGL proved reserves were 70.2 MMBoe, a 41% increase from 49.7 MMBoe at December 31, 2012. The significant increase in crude oil and NGL reserves was primarily due to the execution of our growth strategy in crude oil plays in the Eagle Ford Shale and, to a lesser extent, the Niobrara Formation, collectively adding 26.7 MMBoe of crude oil and NGLs to our proved reserves (28.2 MMBoe including associated gas) during 2013, which was partially offset by the sale of our wholly owned subsidiary Carrizo UK Huntington Ltd (“Carrizo UK”) and all of our interest in the Huntington Field discovery, including a 15% non-operated working interest and certain overriding royalty interests, to a subsidiary of Iona Energy Inc. (“Iona Energy”) (5.2 MMBoe of crude oil and NGL reserves as of December 31, 2012). See also “U.K. North Sea” below.
Eagle Ford
The Eagle Ford Shale has become our most significant operational area. Our core Eagle Ford properties are located in LaSalle county and, to a lesser extent, in McMullen, Frio and Atascosa counties in Texas. As of December 31, 2013, we held interests in approximately 116,500 gross (62,181 net) acres and we were operating three rigs in the Eagle Ford Shale. We currently expect to operate three rigs in the Eagle Ford throughout 2014.
GAIL Joint Venture. As of December 31, 2013, approximately 29,256 net acres are subject to our September 2011 joint venture arrangements with GAIL GLOBAL (USA) INC. (“GAIL”), a wholly owned subsidiary of GAIL (India) Limited. Under this arrangement, GAIL acquired a 20% interest in certain oil and gas properties in the Eagle Ford Shale and an option to purchase a 20% share of acreage acquired by us after the closing located in specified areas adjacent to the initially purchased areas. Initial consideration paid by GAIL was $63.7 million in cash and a commitment by GAIL to pay a “development carry” of 50% of certain of our future development costs up to approximately $31.3 million net to our interest. The development carry was fully utilized in 2012. We generally serve as operator of the GAIL joint venture properties.
Niobrara
As another part of our growth strategy in crude oil and NGLs, starting in 2010, we also acquired working interests in the Niobrara Formation located in the Denver-Julesberg Basin, primarily in Weld and Adams counties, Colorado. As of December 31,

2013, we held interests in approximately 123,224 gross (47,453 net) acres and we were operating one rig in the Niobrara. We currently anticipate operating one rig throughout 2014 and adding an additional rig in August 2014.
OIL Joint Venture. In October 2012, we completed the sale of a portion of our interests in certain oil and gas properties in the Niobrara to OIL India (USA) Inc. and IOCL (USA) Inc., wholly owned subsidiaries of OIL India Ltd. and Indian Oil Corporation Ltd., respectively. For convenience, in this annual report on Form 10-K the term “OIL JV Partners” is used to refer collectively to OIL India (USA) Inc. and IOCL (USA) Inc.
During 2012 and 2013, the OIL JV Partners paid $41.25 million in cash at closing and $41.25 million of our development costs on certain properties in which such partners acquired interests from us. We granted an option in favor of the OIL JV Partners to purchase a 30% share of acreage subsequently acquired by us in specified areas of the play.
Haimo Joint Venture. In December 2012, we completed the sale of an additional portion of our remaining interests in the same oil and gas properties sold to the OIL JV Partners in the transaction described above to Haimo Oil & Gas LLC (“Haimo”), a wholly owned subsidiary of Lanzhou Haimo Technologies Co. Ltd. We also granted an option in favor of Haimo to purchase a 10% share of acreage subsequently acquired by us in the same properties as the OIL JV Partners described above. Following the closing of the Haimo transaction in fourth quarter 2012, the joint venture ownership interests in our Niobrara development activities were 60% Carrizo, 30% the OIL JV Partners, and 10% Haimo.
We serve as operator of the properties covered by our Niobrara joint venture arrangements. As of December 31, 2013, approximately 66,507 acres (net to the joint venture) in the Niobrara Formation were subject to our Niobrara joint venture arrangements.
Utica
We continued our emphasis in exploring for and developing crude oil and NGL plays through our acquisition of interests in the Utica Shale in 2011. As of December 31, 2013, we held interests in approximately 35,024 gross (21,486 net) acres in the Utica. In the first quarter of 2014, we brought our initial Utica well, the Rector 1H in Guernsey County, Ohio, online after its resting period. We are currently producing the well on a long-term flow test, and expect to have midstream infrastructure to handle associated gas production in place later in 2014. We currently plan to bring a drilling rig into the Utica in the second half of 2014 and expect to maintain a one rig drilling program in the Utica for the remainder of the year.
Avista Utica Joint Venture. Effective September 2011, our wholly-owned subsidiary, Carrizo (Utica) LLC, entered into a joint venture in the Utica Shale with ACP II Marcellus LLC (“ACP II”), which is also one of our joint venture partners in the Marcellus Shale, and ACP III Utica LLC (“ACP III”), both affiliates of Avista Capital Partners, LP, a private equity fund (collectively with ACP II and ACP III, “Avista”). During the term of the Avista Utica joint venture, the joint venture partners acquired and sold acreage and we exercised options under the Avista Utica joint venture agreements to acquire acreage from Avista. The Avista Utica joint venture agreements were terminated on October 31, 2013 in connection with our purchase of certain ACP III assets discussed below.
On October 31, 2013, we completed the acquisition of approximately 5,900 net acres located primarily in Guernsey and Noble counties, Ohio from Avista. This transaction had an effective date of July 1, 2013, and we paid Avista approximately $78.6 million in cash, subject to post-closing adjustments. Prior to the acquisition from ACP III, the properties in the Avista Utica joint venture were held on an equal basis by us and Avista. This transaction was initially funded with proceeds from the sale of our remaining oil and gas properties in the Barnett Shale. See also “Natural Gas Plays—Barnett” below. In connection with this transaction, we terminated the Avista Utica joint venture agreements described above. After giving effect to this transaction, we and Avista remain working interest partners in approximately 10,000 acres in the Utica net to us, and we will operate the jointly owned properties which are now subject to standard joint operating agreements. The joint operating agreements with Avista provide for limited areas of mutual interest around our remaining joint venture acreage. See “Note 10. Related Party Transactions” of the Notes to our Consolidated Financial Statements.
Steven A. Webster, Chairman of our Board of Directors, serves as Co-Managing Partner and President of Avista Capital Holdings, LP, which has the ability to control Avista and its affiliates. ACP II’s and ACP III’s Boards of Managers have the sole authority for determining whether, when and to what extent any cash distributions will be declared and paid to members of ACP II or ACP III, respectively. Mr. Webster is not a member of either entity’s Board of Managers. As previously disclosed, we have been a party to prior arrangements with affiliates of Avista Capital Holdings LP, including our existing joint venture with Avista in the Marcellus. The terms of the joint ventures with Avista in the Utica and the Marcellus and the acquisition of certain ACP III assets described above were each separately approved by a special committee of the Company’s independent directors. See also “Natural Gas Plays—Marcellus—Avista Marcellus Joint Venture” below and “Note 10. Related Party Transactions” of the Notes to our Consolidated Financial Statements.

U.K. North Sea
We used a low cost entry business model in the U.K. North Sea that allowed us to acquire prospective acreage without initially making material capital commitments. This strategy led directly to the acquisition of our interest in the Huntington Field discovery located primarily on block 22/14b, where our wholly-owned subsidiary Carrizo UK owned a 15% non-operated working interest and certain overriding royalty interests. On February 22, 2013, we closed the sale of Carrizo UK to Iona Energy for an agreed-upon price of $184.0 million, including the assumption and repayment by Iona Energy of the $55.0 million of borrowings outstanding under Carrizo UK’s senior secured multicurrency credit facility as of the closing date. As of December 31, 2013, we held interests in four licenses in the U.K. North Sea and had no material committed work obligations remaining associated with these four licenses.
Natural Gas Plays
At December 31, 2013, our natural gas proved reserves were 188.0 Bcf, a 56% decrease from 428.3 Bcf at December 31, 2012. Our natural gas production decreased to 31.4 Bcf (86.1 MMcf/d) in 2013, a 16% decrease from the 37.6 Bcf (102.8 MMcf/d) in 2012. The decrease in natural gas proved reserves and natural gas production was primarily related to the sale of our remaining oil and gas properties in the Barnett Shale in the fourth quarter of 2013. See “Barnett” below for additional information.
Marcellus
We began active participation in the Marcellus Shale in 2007. We leveraged the knowledge and experience that we gained in the Barnett Shale to effectively explore for and develop natural gas in the Marcellus. Our activities in the Marcellus are currently conducted through two joint ventures described below.
As of December 31, 2013, we held interests in approximately 106,322 gross (37,305 net) acres in the Marcellus Shale. As a result of the material decline in natural gas prices, we and our joint venture partners are carefully reviewing our development program and have reduced our planned spending in the Marcellus during 2014. We will continue to monitor prices and, consistent with our existing contractual commitments, may decrease our activity level and capital expenditures further, or may increase such activity, if natural gas prices so warrant. As of December 31, 2013, we were operating one horizontal-drilling rig in the Marcellus. We currently expect to operate one rig in the Marcellus for the first quarter of 2014.
Avista Marcellus Joint Venture. Effective August 2008, our wholly owned subsidiary Carrizo (Marcellus) LLC entered into a joint venture arrangement with ACP II, an affiliate of Avista. In September 2010, we completed the sale of 20% of our interests in substantially all of our oil and gas properties in Pennsylvania that had been subject to the Avista joint venture to Reliance as described below under “Reliance Joint Venture.” Simultaneously with the closing of this transaction, ACP II closed the sale of its entire interest in the same properties to Reliance for a purchase price of approximately $327.0 million. In connection with these sales transactions, we and Avista amended the participation agreement and other joint venture agreements with Avista to provide that the properties that we and Avista sold to Reliance, as well as the properties we committed to the new joint venture with Reliance, were no longer subject to the terms of the Avista Marcellus joint venture, and that the Avista Marcellus joint venture’s area of mutual interest would generally not include Pennsylvania, the state in which those properties were located. Our joint venture with Avista continues and now covers approximately 29,224 net acres, primarily in West Virginia and New York. Pursuant to the terms of the amended participation agreement, the areas of mutual interest with Avista have been reduced to specified halos around existing properties in New York and West Virginia.
We serve as operator of the properties covered by the Avista Marcellus joint venture and also perform specified management services for ACP II. An operating committee composed of one representative of each party provides overall supervision and direction of joint operations. Avista or its designee has the right to become a co-operator of the Avista Marcellus joint venture properties if all of its membership interests or substantially all of its assets are sold to an unaffiliated third party or if we default under the terms of any pledge of our interest in the properties.
Subject to specified exceptions (including the Reliance transactions described below), net cash flow from hydrocarbon production from the Avista Marcellus joint venture properties and related sales proceeds, if such properties are sold, will be allocated (a) 75% to Avista and 25% to us until Avista has recovered the remainder of its investment, (b) thereafter, 100% to us until we recover an equal amount and (c) thereafter in accordance with the parties’ participating interests.
Each party has the ability to transfer its interest in the Avista Marcellus joint venture to third parties; subject in most instances to preferential purchase rights for transfers of less than 10% of a party’s interest in joint venture properties, and to “tag along” rights for most other transfers. See “Note 10. Related Party Transactions” of the Notes to our Consolidated Financial Statements.
Reliance Joint Venture. In September 2010, we completed the sale of 20% of our interests in substantially all of our oil and gas properties in Pennsylvania that had been subject to the Avista Marcellus joint venture to Reliance Marcellus II, LLC (“Reliance”), a wholly owned subsidiary of Reliance Holding USA, Inc. and an affiliate of Reliance Industries Limited, for $13.1 million in cash and a commitment by Reliance to pay 75% of certain of our future drilling and completion costs up to approximately $52.0 million. As of December 31, 2012, the development carry had been fully utilized. As described in “Avista Marcellus Joint Venture” above, simultaneously with the closing of our transaction with Reliance, ACP II closed the sale of its entire interest in the same properties to Reliance. In connection with these sale transactions, we and Reliance also entered into agreements to form a new joint venture with respect to the interests purchased by Reliance from us and Avista. The joint venture properties are generally held 60% by Reliance and 40% by us. The Carrizo/Reliance joint venture agreement included approximately 47,934 net acres in northern and central Pennsylvania as of December 31, 2013.
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
Barnett
We operated in the Barnett Shale from 2003 until the fourth quarter of 2013. In April 2012, we sold a substantial portion of our Barnett properties to an affiliate of Atlas Resource Partners, L.P. (“Atlas”). Net proceeds received from the sale were approximately $187.1 million, which represents an agreed upon purchase price of approximately $190.0 million less net purchase price adjustments.
On October 31, 2013, we sold our remaining oil and gas properties in the Barnett to EnerVest Energy Institutional Fund XIII-A, L.P., EnerVest Energy Institutional Fund XIII-WIB, L.P., EnerVest Energy Institutional Fund XIII-WIC, L.P., and EV Properties, L.P., (collectively, “EnerVest”). Net proceeds received from the sale were approximately $191.8 million, which represents an agreed upon purchase price of approximately $218.0 million less net purchase price adjustments.
Business Strategy
Measured Growth Through the Drillbit
Our objective is to increase value through the execution of a business strategy focused on organic growth through the drillbit. Key elements of our business strategy include:

•
Grow Primarily Through Drilling. We pursue a technology-driven exploration drilling program. We generate exploration prospects through geological and geophysical analysis of 3-D seismic and other data. Our ability to successfully define and drill exploratory prospects is demonstrated by our historical 99% apparent drilling success rate in the Eagle Ford, Marcellus, Niobrara, and previously, the Barnett since our entrance into such plays. We have shown consistent success in rapidly growing oil and gas reserves and production in our oil and gas focused resource plays. Additionally, we believe our success and ability to execute our growth strategy is demonstrated by our ability to attract joint venture partners in our existing acreage in the Eagle Ford, Marcellus, Utica and Niobrara.

•
Pursue Growth in Crude Oil Plays. Since April 2010, we have pursued a growth strategy in crude oil plays driven by the attractive economics associated with those commodities. By focusing on and implementing this strategy, our crude oil production as a percentage of total production has increased significantly from 3% for the year ended December 31, 2010 to 42% for the year ended December 31, 2013, which resulted in a significant increase in crude oil revenue as a percentage of total revenues from 10% for the year ended December 31, 2010 to 81% for the year ended December 31, 2013. Additionally, over 95% of our 2014 U.S. drilling and completion capital expenditure plan is directed towards opportunities that we believe are predominantly prospective for crude oil development. With the 2013 sale of our remaining Barnett acreage and the purchase of additional acreage in the Utica Shale, we have further increased our exposure to and emphasis on crude oil plays, while maintaining a “gas option” in the Marcellus. We continue to focus our exploration effort and capital program on resource plays where individual wells tend to have lower risk, such as our operations in the Eagle Ford and Niobrara.

•
Utilize Our Experience as a Technical Advantage. We believe we have developed a technical advantage from our extensive experience drilling over 600 horizontal wells in various resource plays, including the Eagle Ford, Marcellus, Niobrara, and previously, the Barnett, which has allowed our management, technical staff and field operations teams to gain significant experience in resource plays. We are now leveraging this advantage in our existing and other shale trends, including the Utica. We plan to focus substantially all of our capital expenditures in these core areas, where we have acquired, or are acquiring significant acreage positions and a large prospect inventory.

•
Control Operating and Capital Costs. We emphasize efficiencies to lower our costs to find, develop and produce our oil and gas reserves. This includes concentrating on our core areas, which allows us to optimize drilling and completion techniques as well as benefit from economies of scale. In addition, as we operate a significant percentage of our properties, the majority of our capital expenditure plan is discretionary allowing us the ability to reduce or reallocate our spending in response to changes in market conditions. For example, our discretionary capital spending has been strategically redeployed to pursue growth in crude oil.

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

•
Expand Utica Focus. We plan to significantly increase the emphasis on our Utica Shale operations. We recently drilled our first well in this play. We currently anticipate bringing a rig into the play full time by the end of the first quarter of 2014. We now own approximately 35,024 gross (21,486 net) acres in the play.

Our Competitive Strengths
We believe we have the following competitive strengths that will support our efforts to successfully execute our business strategy:

•
Large inventory of oil-focused drilling locations. We have developed a significant inventory of future oil-focused drilling locations, primarily in our well-established positions in the Eagle Ford, Niobrara, and Utica. As of December 31, 2013, we owned leases covering approximately 274,748 gross (131,120 net) acres in these areas. Approximately 62% of our estimated U.S. proved reserves at December 31, 2013 were undeveloped.

•
Successful drilling history. We follow a disciplined approach to drilling wells by applying proven horizontal drilling and hydraulic-fracturing technology. Additionally, we rely on advanced technologies such as 3-D seismic and micro-seismic analysis to better define geologic risk and enhance the results of our drilling efforts. Our successful drilling program has significantly de-risked our acreage positions in key plays.

•
Experienced management and professional workforce. Our management has entered into multiple joint ventures, transitioned our focus to oil by entering new plays and completed non-core asset sales. We have an experienced staff, both employees and contractors, of oil and gas professionals, including geophysicists, petrophysicists, geologists, petroleum engineers, production and reservoir engineers and technical support staff. We believe our experience and expertise, particularly as they relate to successfully identifying and developing resource plays, is a competitive advantage.

•
Operational control. As of December 31, 2013, we operated approximately 78% of the wells in which we held an interest. We hold an average interest of approximately 57% in these operated wells. Our significant operational control provides us with the flexibility to align capital expenditures with cash flow and control our costs as we transition into an advanced development mode in key plays. We are generally able to adjust drilling plans in response to changes in commodity prices.

•
Financial flexibility to fund expansion. We maintain a financial profile that provides operational flexibility, and our capital structure provides us with the ability to execute our business plan. We believe that we have the liquidity and financial flexibility to fund the planned development of our assets through 2014.

Exploration Approach
Our exploration strategy in our shale resource plays has been to accumulate significant leasehold positions in areas with known shale thickness and thermal maturity in the proximity of known or emerging pipeline infrastructures. A component of our exploration strategy is to first identify and acquire surface tracts or “well pads” from which multiple wells can be drilled. We then seek to acquire contiguous lease blocks in the areas immediately adjacent to these well pads that can be developed quickly. We next acquire 3-D seismic data over these leases to assist in well placement and development optimization. Even in the relatively lower-risk, reserve-proven trends, such as the Eagle Ford, Niobrara and Marcellus, 3-D seismic data interpretation is instrumental in our development program, significantly reducing geologic risk and allowing optimal well paths and spacing. Finally, we form drilling units and utilize sophisticated horizontal drilling, multi-stage simultaneous hydraulic fracturing programs and micro-seismic techniques designed to maximize the production rate and recoverable reserves from a unit area.
Primarily due to the continuing depressed levels of natural gas prices, we sometimes seek to reduce costs by deferring drilling or drilling more wells on units where we hold a lower working interest than our historic average. In addition, we seek to enter into joint ventures with well-funded partners that will pay a disproportionate share of the drilling and completion costs of wells that we drill. For example, in 2012, we sold 30% of our interests in certain of our Niobrara properties to the OIL JV Partners, with the OIL JV Partners agreeing to pay 50% of certain of our drilling and completion costs up to approximately $41.25 million, which was fully utilized in 2013. In 2011, we sold 20% of our interests in certain of our Eagle Ford properties to GAIL who agreed to pay 50% of certain of our drilling and completion costs up to approximately $31.3 million, which was fully utilized in 2012.
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
We strive to achieve a balance between acquiring acreage, seismic data (2-D and 3-D) and timely project evaluation through the drillbit to ensure that we minimize the costs to test for commercial reserves while building a significant acreage position. Our first exploration wells in these trends are frequently vertical wells, or a limited number of horizontal wells, because they allow us to evaluate thermal maturity and rock property data, while also permitting us to test various completion techniques without incurring the cost of drilling a substantial number of horizontal wells. As discussed above, we have also shifted our focus toward crude oil to take advantage of the attractive economics associated with those commodities.
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
Operating Approach
Our management team has extensive experience in the development and management of exploration and development projects. We believe that the experience we have gained in the Barnett, Eagle Ford and Marcellus, along with our extensive experience in hydraulic fracturing and horizontal drilling technologies and the experience of our management in the development, processing and analysis of 3-D projects and data will play a significant part in our future success.
We generally seek to obtain lease operator status and control over field operations, and in particular seek to control decisions regarding 3-D survey design parameters and drilling and completion methods. As of December 31, 2013, we operated 253 gross (144.1 net) productive oil and gas wells. We generally seek to control operations for most new exploration and development taking advantage of our technical staff experience in horizontal drilling and hydraulic fracturing. During 2013, we operated 59 of the 70 gross wells drilled in the Eagle Ford, 27 of the 34 gross wells drilled in the Marcellus, 54 of the 89 gross wells drilled in the Niobrara, and 1 of the 1 gross wells drilled in the Utica.
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
Additional Oil and Gas Disclosures
Proved Oil and Gas Reserves
The following table sets forth our estimated net proved oil and gas reserves and the PV-10 value of such reserves as of December 31, 2013. The reserve data and the present value as of December 31, 2013 were prepared by Ryder Scott Company, L.P. For further information concerning the independent third party engineer’s estimates of our proved reserves at December 31, 2013, see the reserve report included as an exhibit to this Annual Report on Form 10-K. The PV-10 value was prepared using an unweighted arithmetic average of the first day of the month oil and gas prices for each month in the prior twelve-month period ended December 31, 2013, discounted at 10% per annum on a pre-tax basis, and is not intended to represent the current market value of the estimated oil and gas reserves owned by us. For further information concerning the present value of future net revenues from these proved reserves, see “Note 2. Summary of Significant Accounting Policies” and “Note 14. Supplemental Disclosures About Oil and Gas Producing Activities (Unaudited)” of the Notes to our Consolidated Financial Statements.
Summary of Proved Oil and Gas Reserves as of December 31, 2013
Based on Average 2013 Prices
(Dollars in millions)

	Crude Oil (MBbls)	Natural Gas Liquids (MBbls)	Natural Gas (MMcf)	Total (MBoe) (1)	PV-10 Value (2) (3)
Developed	18,321	2,779	106,976	38,929	$981.7
Undeveloped	43,720	5,373	80,981	62,590	$1,045.0
Total Proved	62,041	8,152	187,957	101,519	$2,026.7

(1)
Barrel of oil equivalents are determined using the ratio of six Mcf of natural gas to one Bbl of crude oil or one Bbl of natural gas liquids which represents their approximate energy content. Despite holding this ratio constant at six Mcf to one Bbl, current prices are substantially higher for oil than natural gas on an energy equivalent basis, although there have been periods in which they have been lower or substantially lower.

(2)
The PV-10 value as of December 31, 2013 is pre-tax and was determined by using the average of oil and gas prices at the beginning of each month in the twelve-month period prior to December 31, 2013, which averaged $99.44 per Bbl of oil, $25.60 per Bbl of natural gas liquids, and $2.97 per Mcf of natural gas. We believe that the presentation of a pre-tax PV-10 value provides relevant and useful information because it is widely used by investors and analysts as a basis for comparing the relative size and value of our proved reserves to other oil and gas companies. Because many factors that are unique to each individual company may impact the amount and timing of future income taxes, the use of a pre-tax PV-10 value provides greater comparability when evaluating oil and gas companies. The PV-10 value is not a measure of financial or operating performance under U.S. GAAP, nor is it intended to represent the current market value of proved oil and gas reserves. The definition of PV-10 as defined in “Item 1. Business—Glossary of Certain Industry Terms,” may differ significantly from the definitions used by other companies to compute similar measures. As a result, the PV-10 value as defined may not be comparable to similar measures provided by other companies. The most comparable U.S. GAAP financial measure, the standardized measure of future net cash flows, and information reconciling the U.S. GAAP and non-U.S. GAAP measures are included in the table below.

Reconciliation of Standardized Measure of Discounted Future Net Cash Flows (U.S. GAAP)
to PV-10 Value (Non-U.S. GAAP)

As of December 31, 2013 (in millions)
Standardized measure of discounted future net cash flows (U.S. GAAP)	$1,621.4
Add: present value of future income taxes discounted at 10% per annum	$405.3
PV-10 value (Non-U.S. GAAP)	$2,026.7

Proved Undeveloped Reserves
United States. At December 31, 2013 and 2012, we had 62.6 MMBoe and 62.5 MMBoe of proved undeveloped reserves, respectively. In 2013, we added 33.0 MMBoe of proved undeveloped reserves, of which approximately 72% were crude oil and NGLs, which included 23.6 MMBoe, 6.6 MMBoe, and 2.8 MMBoe of proved undeveloped reserves as a result of drilling and additional offset locations in the Eagle Ford, Marcellus and Niobrara, respectively. During 2013, we converted 11.9 MMBoe of reserves from proved undeveloped to proved developed, primarily in the Eagle Ford and Marcellus at a cost of approximately $217.4 million compared to 9.5 MMBoe converted during 2012 at a cost of approximately $227.0 million. We spent an additional $185.0 million on proved undeveloped reserves that were added in 2013, $128.8 million of which was spent on locations that were converted within the year and $56.2 million of which was spent on locations that were drilled but waiting on completion. Revisions of proved undeveloped reserves totaled 1.5 MMBoe, primarily due to an increase in the estimated ultimate recovery of our Eagle Ford proved undeveloped reserves due to longer estimated laterals. Also during 2013, we sold 22.5 MMBoe of proved undeveloped reserves in the Barnett.
At December 31, 2013, we did not have any reserves that have remained undeveloped for five or more years and all proved undeveloped reserves drilling locations are currently scheduled to be drilled within three to five years of their initial booking.
U.K. North Sea. As a result of the sale on February 22, 2013 of Carrizo UK, and its interest in the Huntington Field, we no longer own any proved reserves in the U.K. North Sea.

Other
Reserve Matters. No estimates of proved reserves comparable to those included herein have been included in reports to any federal agency other than the Securities and Exchange Commission (“SEC”). The reserves data set forth in this Annual Report on Form 10-K represents only estimates. See “Item 1A. Risk Factors—Our reserve data and estimated discounted future net cash flows are estimates based on assumptions that may be inaccurate and are based on existing economic and operating conditions that may change in the future.” All of our proved reserves as of December 31, 2013, have been determined by Ryder Scott Company, L.P., independent third party reserve engineers.
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
In accordance with SEC regulations, Ryder Scott Company, L.P. and our internal reserve engineers each used the price based on the unweighted average of benchmark oil and gas prices at the beginning of each month in the twelve-month period ended December 31, 2013, adjusted for basis and quality differentials. The prices used in calculating the estimated future net revenue attributable to proved reserves do not necessarily reflect market prices for oil and gas production subsequent to December 31, 2013. There can be no assurance that all of the proved reserves will be produced and sold within the periods indicated, that the assumed prices will actually be realized for such production or that existing contracts will be honored or judicially enforced.
Qualifications of Third Party Reserve Engineers
As discussed above, we engaged Ryder Scott Company, L.P., independent third party reserve engineers, to perform independent estimates of our proved reserves. The technical person responsible for review of our reserve estimates meets the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Ryder Scott Company, L.P. does not own an interest in our properties and is not employed on a contingent fee basis.
Internal Controls
A significant component of our internal controls in our reserve estimation effort is our practice of using an independent third party reserve engineering firm to determine our year-end reserves. The qualifications of this firm are discussed above under “Qualifications of Third Party Engineers.”
Our internal reserve engineers are two individuals at the Company who are primarily responsible for reviewing the reserves estimates prepared by our third party engineering firms. Each of these individuals has over 27 years of experience in the petroleum industry and extensive experience in the estimation of reserves and the review of reserve reports prepared by third party engineering firms.
These two individuals along with other Company personnel, review the inputs and assumptions made in the reserve estimates prepared by the independent third party reserve engineering firm and assess them for reasonableness. The reserve reports are also reviewed by senior management, including the Chief Executive Officer, who is a registered petroleum engineer and holds a B.S. in Mechanical Engineering from the University of Colorado, and the Chief Operating Officer, who holds a B.S. in Petroleum Engineering from Texas A&M University.

Oil and Gas Production, Prices and Costs
The following table sets forth certain information regarding the production volumes, average realized prices and average production costs associated with our sales of oil and gas for the periods indicated.

	Year Ended December 31,
	2013	2012	2011
Production volumes -
Crude oil (MBbls)	4,231	2,862	802
NGLs (MBbls)	531	305	210
Natural gas (MMcf)	31,422	37,612	38,991
Total Natural gas and NGLs (MMcfe)	34,608	39,442	40,251
Total barrels of oil equivalent (MBoe)	9,999	9,436	7,511

Daily production volumes by product -
Crude oil (Bbls/d)	11,592	7,820	2,197
NGLs (Bbls/d)	1,455	833	575
Natural gas (Mcf/d)	86,088	102,765	106,825
Total Natural gas and NGLs (Mcfe/d)	94,816	107,765	110,277
Total barrels of oil equivalent per day (Boe/d)	27,395	25,781	20,578

Daily production volumes by region (Boe/d) -
Eagle Ford	12,628	7,950	1,765
Niobrara	1,724	1,259	423
Barnett	6,625	11,614	16,288
Marcellus	6,139	3,608	155
Other	279	1,350	1,947
Total barrels of oil equivalent (Boe/d)	27,395	25,781	20,578

Average realized prices -
Crude oil ($ per Bbl)	$99.58	$99.97	$94.14
NGLs ($ per Bbl)	$29.25	$34.86	$50.30
Natural gas ($ per Mcf)	$2.65	$1.90	$2.98
Natural gas and NGLs ($ per Mcfe)	$2.86	$2.08	$3.15

Average production costs ($ per Boe)(1)	$4.68	$3.34	$3.77

(1)	Includes lease operating costs but excludes production tax and ad valorem tax.

Drilling Activity
The following table sets forth our drilling activity for the years ended December 31, 2013, 2012 and 2011 by geographical area. In the table, “gross” refers to the total wells in which we have a working interest and “net” refers to gross wells multiplied by our working interest therein.

	Year Ended December 31,
	2013		2012		2011
	Gross	Net	Gross	Net	Gross	Net
U.S.
Exploratory Wells - Productive	75	13.9	69	31.8	88	38.4
Exploratory Wells - Nonproductive	2	2.0	1	0.5	1	0.5
Development Wells - Productive	119	64.6	60	37.7	33	15.0
Development Wells - Nonproductive	—	—	—	—	—	—

U.K. North Sea (discontinued operations)
Exploratory Wells - Productive	—	—	—	—	—	—
Exploratory Wells - Nonproductive	—	—	1	0.2	—	—
Development Wells - Productive	—	—	2	0.3	2	0.3
Development Wells - Nonproductive	—	—	—	—	—	—

Worldwide
Exploratory Wells - Productive	75	13.9	69	31.8	88	38.4
Exploratory Wells - Nonproductive	2	2.0	2	0.7	1	0.5
Development Wells - Productive	119	64.6	62	38.0	35	15.3
Development Wells - Nonproductive	—	—	—	—	—	—
The wells are in various stages of development or stages of production.
As of December 31, 2013, we are in the process of drilling 10 gross (6.7 net) wells in the United States that are not included in the table above. We have no current plans to drill a well outside of the United States in 2014.
Productive Wells
The following table sets forth the number of productive oil and gas wells in which we owned an interest as of December 31, 2013.

	Company Operated		Non-Operated		Total
	Gross	Net	Gross	Net	Gross	Net
Oil	190	120.5	58	4.8	248	125.3
Natural gas	63	23.6	13	0.6	76	24.2
Total	253	144.1	71	5.4	324	149.5
As of December 31, 2013, we did not have any producing wells in the U.K. North Sea. For further information concerning the sale of the U.K. North Sea assets see “Note 3. Discontinued Operations” of the Notes to our Consolidated Financial Statements.

Acreage Data
The following table sets forth certain information regarding our developed and undeveloped lease acreage as of December 31, 2013. Developed acreage refers to acreage on which wells have been drilled or completed to a point that would permit production of oil and gas in commercial quantities. Undeveloped acreage refers to acreage on which wells have not been drilled or completed to a point that would permit production of oil and gas in commercial quantities whether or not the acreage contains proved reserves.

	Developed Acreage		Undeveloped Acreage		Total
	Gross	Net	Gross	Net	Gross	Net
U.S.
Eagle Ford - Texas	48,911	28,926	67,589	33,255	116,500	62,181
Niobrara - Colorado	24,599	8,991	98,625	38,462	123,224	47,453
Utica - Ohio	6,426	2,659	28,598	18,827	35,024	21,486
Marcellus
Pennsylvania	13,438	5,158	48,171	16,167	61,609	21,325
Other-Marcellus	2,268	234	42,445	15,746	44,713	15,980
Marcellus Total	15,706	5,392	90,616	31,913	106,322	37,305
Other U.S. (1)	1,279	548	180,129	140,325	181,408	140,873
Total U.S.	96,921	46,516	465,557	262,782	562,478	309,298
U.K. North Sea (discontinued operations)	—	—	167,253	126,525	167,253	126,525
Worldwide	96,921	46,516	632,810	389,307	729,731	435,823

(1)	“Other U.S.” includes acreage principally located in Colorado, Texas and Appalachia where the Company does not currently intend to spend material sums.
Our lease agreements generally terminate if producing wells have not been drilled on the acreage within their primary term or an extension thereof (a period that can be from three to ten years depending on the area). If no production is established on our leases that are in their primary term, approximately 15% of our acreage will expire in 2014, 33% will expire in 2015 and 19% will expire in 2016. The reserves associated with the acreage expiring over the next three years is not material to the Company.
Marketing
Our production is marketed to third parties consistent with industry practices. Typically, our oil and gas is sold at the wellhead to unaffiliated third parties. Oil is sold at field-posted prices plus or minus a bonus and natural gas is sold under contract at a negotiated price which is based on published prices for specified locations or pipelines, such as WAHA, Houston Ship Channel, Dominion Transmission, Texas Eastern, Zone M-3, Tennessee Gas Pipeline, Zone 4-300, and Transco Leidy Hub, and then discounted by the purchaser back to the wellhead based upon a number of factors normally considered in the industry, such as distance from the well to the central sales point, well pressure, quality of natural gas and prevailing supply and demand conditions. We have made the strategic decision to sell as much of our natural gas production at the wellhead as possible, so that we can concentrate our efforts and resources on exploration and production which we believe are more consistent with our competitive expertise, rather than in natural gas pipeline operation, natural gas marketing and sales. In each case we sell at competitive market prices based on a differential to several sales points. We do not believe the loss of any one of our purchasers would materially affect our ability to sell the oil and gas we produce. We believe other purchasers are available in all our areas of operations.
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
See “Item 1A. Risk Factors—Oil and gas prices are highly volatile, and lower oil and gas prices will negatively affect our financial position, planned capital expenditures and results of operations,” “—We are subject to various environmental risks and governmental regulations, including those relating to benzene emissions, hydraulic fracturing and global climate changes, and future regulations may be more stringent resulting in increased operating costs and decreased demand for the oil and gas that we produce,” and “—If our access to markets is restricted, it could negatively impact our production, our income and ultimately our ability to retain our leases. Our ability to sell oil and natural gas and receive market prices for our oil and natural gas may be adversely affected by pipeline and gathering system capacity constraints.”
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

•
regulate the location of wells, the method of drilling and casing wells, the surface use and restoration of properties upon which wells are drilled, groundwater sampling requirements prior to drilling, the plugging and abandoning of wells and the disposal of fluids used in connection with operations.

Our operations are also subject to various conservation laws and regulations. These regulations govern the size of drilling and spacing units or proration units, setback rules, the density of wells that may be drilled in oil and gas properties and the unitization or pooling of oil and gas properties. In this regard, some states (including Colorado) allow the forced pooling or integration of tracts to facilitate exploration while other states (including Texas) rely primarily or exclusively on voluntary pooling of lands and leases. In areas where pooling is primarily or exclusively voluntary, it may be more difficult to form units and therefore more difficult to develop a project if the operator owns less than 100% of the leasehold. In addition, state conservation laws establish maximum rates of production from oil and gas wells generally prohibit the venting or flaring of natural gas and impose specified requirements regarding the ratability of production. The effect of these regulations may limit the amount of oil and gas we can produce from our wells and may limit the number of wells or the locations at which we can drill. The regulatory burden on the oil and gas industry increases our costs of doing business and, consequently, affects our profitability. Because these laws and regulations are frequently expanded, amended and reinterpreted, we are unable to predict the future cost or impact of complying with such regulations.
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
Under the NGA, facilities used in the production or gathering of natural gas are exempt from the FERC’s jurisdiction. We own certain natural gas pipelines that we believe satisfy the FERC’s criteria for establishing that these are all gathering facilities not subject to FERC jurisdiction under the NGA. State regulation of gathering facilities generally includes various safety, environmental, and in some circumstances, nondiscriminatory take requirements but does not generally entail rate regulation. Some of the delay in bringing our natural gas to market has been the lack of available pipeline systems in Marcellus, particularly those that would take natural gas production from the lease to existing infrastructure. In order to partly alleviate this issue, in the past, certain of our wholly owned subsidiaries have constructed non-jurisdictional gathering facilities in cases where we have determined that we can construct those facilities more quickly or more efficiently than waiting on an unrelated third-party pipeline company.
One of our pipeline subsidiaries, Hondo Pipeline Inc., may exercise the power of eminent domain and is a regulated public utility within the meaning of Section 101.003 (“GURA”) and Section 121.001 (the “Cox Act”) of the Texas Utilities Code. Both GURA and the Cox Act prohibit unreasonable discrimination in the transportation of natural gas and authorize the Texas Railroad Commission to regulate gas transportation rates. However, GURA provides for negotiated rates with transportation, industrial or similar large-volume contract customers so long as neither party has an unfair negotiating advantage, the negotiated rate is substantially the same as that negotiated with at least two other customers under similar conditions, or sufficient competition existed when the rate was negotiated.
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
We currently own or lease numerous properties that for many years have been used for the exploration and production of oil and gas. Although we believe that we have generally implemented appropriate operating and waste disposal practices, prior owners and operators of these properties may not have used similar practices, and hydrocarbons or other waste may have been disposed of or released on or under the properties we own or lease or on or under locations where such waste has been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other waste was not under our control. These properties and the waste disposed thereon may be subject to the federal Resource Conservation and Recovery Act (“RCRA”), the Comprehensive Environmental Response, Compensation and Liability Act (“CERCLA”), and analogous state laws as well as state laws governing the management of oil and gas waste. Under these laws, we could be required to remove or remediate previously disposed waste (including waste disposed of or released by prior owners or operators) or property contamination (including groundwater contamination) or to perform remedial plugging operations to prevent future contamination.
We generate waste that may be subject to RCRA and comparable state statutes. The U.S. Environmental Protection Agency (“EPA”), and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous waste. Furthermore, certain waste generated by our oil and gas operations that are currently exempt from treatment as “hazardous waste” may in the future be designated as “hazardous waste” and therefore become subject to more rigorous and costly operating and disposal requirements.

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
Our operations may be subject to the Clean Air Act and comparable state and local requirements. In 1990 Congress adopted amendments to the Clean Air Act containing provisions that have resulted in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations. The EPA and states have developed and continue to develop regulations to implement these requirements. We may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air emission-related issues. Moreover, changes in environmental laws and regulations occur frequently, and stricter laws, regulations or enforcement policies could significantly increase our compliance costs. Further, stricter requirements could negatively impact our production and operations. For example, in 2012 the Texas Commission on Environmental Quality revised certain air permit programs by significantly increasing the air permitting requirements for new and certain existing oil and gas production and gathering sites for 23 counties in the Barnett Shale production area. Similar initiatives could lead to more stringent air permitting, increased regulation and possible enforcement actions at the local, state, and federal levels.
Additionally, the EPA has finalized rules that establish new air emission control requirements for natural gas and natural gas liquids production, processing and transportation activities, including New Source Performance Standards (“NESHAPS”) to address emissions of sulfur dioxide and volatile organic compounds, and National Emission Standards for Hazardous Air Pollutants to address hazardous air pollutants frequently associated with gas production and processing activities. Among other things, these final rules require the reduction of volatile organic compound emissions from natural gas wells through the use of reduced emission completions or “green completions” on all hydraulically fractured wells constructed or refractured after January 1, 2015. In addition, gas wells are required to use completion combustion device equipment (i.e., flaring) by October 15, 2012 if emissions cannot be directed to a gathering line. Further, the final rules under NESHAPS include maximum achievable control technology (“MACT”) standards for “small” glycol dehydrators that are located at major sources of hazardous air pollutants and modifications to the leak detection standards for valves. Compliance with these requirements, especially the imposition of these green completion requirements, may require modifications to certain of our operations, including the installation of new equipment to control emissions at the well site that could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.
Federal regulations require certain owners or operators of facilities that store or otherwise handle oil, such as us, to prepare and implement spill prevention, control, countermeasure and response plans relating to the possible discharge of oil into surface waters. The Oil Pollution Act of 1990 (“OPA”) contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States. The OPA subjects owners and operators of facilities to strict joint and several liability for all containment and cleanup costs and certain other damages arising from a spill, including, but not limited to, the costs of responding to a release of oil to surface waters. The OPA also requires owners and operators of offshore facilities that could be the source of an oil spill into federal or state waters, including wetlands, to post a bond, letter of credit or other form of financial assurance in amounts ranging from $10.0 million in specified state waters to $35.0 million in federal outer continental shelf waters to cover costs that could be incurred by governmental authorities in responding to an oil spill. These financial assurances may be increased by as much as $150.0 million if a formal risk assessment indicates that the increase is warranted. Noncompliance with OPA may result in varying civil and criminal penalties and liabilities.
Our operations are also subject to the federal Clean Water Act (“CWA”) and analogous state laws. In accordance with the CWA, the State of Louisiana issued regulations prohibiting discharges of produced water in state coastal waters effective July 1, 1997. Pursuant to other requirements of the CWA, the EPA has adopted regulations concerning discharges of storm water runoff. This program requires covered facilities to obtain individual permits or seek coverage under an EPA general permit. Like OPA, the CWA and analogous state laws relating to the control of water pollution provide varying civil and criminal penalties and liabilities for releases of petroleum or its derivatives into surface waters or into the ground. Similarly, the U.S. Congress has considered legislation to subject hydraulic fracturing operations to federal regulation and to require the disclosure of chemicals used by us and others in the oil and gas industry in the hydraulic fracturing process. Please read “Item 1A. Risk Factors—We are subject to various environmental risks and governmental regulations, including those relating to benzene emissions, hydraulic fracturing and global climate change, and future regulations may be more stringent resulting in increased operating costs and decreased demand for oil and gas that we produce.”

The Endangered Species Act (“ESA”) restricts activities that may affect endangered or threatened species or their habitats. While some of our operations may be located in areas that are designated as habitats for endangered or threatened species, we believe that we are in substantial compliance with the ESA, nor are we aware of any proposed listings that will affect our operations. However, the designation of previously unidentified endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected states.
The Safe Drinking Water Act (“SDWA”) and comparable local and state provisions restrict the disposal, treatment or release of water produced or used during oil and gas development. Subsurface emplacement of fluids (including disposal wells or enhanced oil recovery) is governed by federal or state regulatory authorities that, in some cases, includes the state oil and gas regulatory authority or the state’s environmental authority. These regulations may increase the costs of compliance for some facilities. We believe that we substantially comply with the SDWA and related state provisions.
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
Our historical offshore operations in the U.K. North Sea are subject to similar regulations covering permit requirements and the discharge of oil and other contaminants in connection with drilling operations.
Global Climate Change
There is increasing attention in the United States and worldwide being paid to the issue of climate change and the contributing effect of greenhouse gas (“GHG”) emissions. On December 15, 2009, the EPA published a Final Rule, also known as the EPA’s Endangerment Finding, finding that current and projected concentrations of six key GHGs in the atmosphere threaten the environment and public health and the welfare of current and future generations. Based on these findings, the EPA adopted two sets of regulations that restrict emissions of GHGs under existing provisions of the federal Clean Air Act, including one that requires a reduction in emissions of GHGs from motor vehicles and another that regulates GHG emissions from certain large stationary sources under the Clean Air Act Prevention of Significant Deterioration (“PSD”) and Title V permitting programs. The stationary source rule “tailors” the PSD and Title V programs to apply to certain stationary sources of GHG emissions, to be phased in through a multistep process, with the largest sources being the first subject to permitting. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards, which will be established by the states or, in some instances, by the EPA on a case-by-case basis. The EPA also expanded its existing GHG emissions reporting rule to apply to the oil and gas source category, including oil and natural gas production facilities and natural gas processing, transmission, distribution and storage facilities. Facilities containing petroleum and natural gas systems that emit 25,000 metric tons or more of CO2 equivalent per year were required to report annual GHG emissions to EPA, for the first time by September 28, 2012.
The U.S. Congress has considered a number of legislative proposals to restrict GHG emissions and more than 20 states, either individually or as part of regional initiatives, have begun taking actions to control or reduce GHG emissions. Moreover, in 2005, the Kyoto Protocol to the 1992 United Nations Framework Convention on Climate Change, which establishes a binding set of emission targets for GHGs, became binding on all those countries that had ratified it. Ongoing international discussions following the United Nations Climate Change Conference in Doha, Qatar in December 2012 explored options to replace the Kyoto Protocol. The most recent United Nations Climate Change Conference was held in Warsaw, Poland, in November 2013, and discussed options to reduce global emissions by the first quarter of 2015.
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
In addition to the effects of future regulation, the meteorological effects of global climate change could pose additional risks to our operations in the form of more frequent and/or more intense storms and flooding, which could in turn adversely affect our cost of doing business.
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

Customers
The following table presents customers that represent at least 10% of our oil and gas revenues for each respective year:

	Year Ended December 31,
	2013	2012	2011
Shell Trading (US) Company	47%	(a)	(a)
Enterprise Products Operating LLC	23%	53%	(a)
Enterprise Trading, Inc.	(a)	10%	(a)
DTE Energy Trading, Inc.	(a)	(a)	43%

(a)	Revenues from the customer were below 10% during the year.
We do not believe the loss of any one of our purchasers would materially affect our ability to sell the oil and gas we produce as other purchasers are available in our primary areas of activity. See “Additional Oil and Gas Disclosures—Marketing.”
Employees
At December 31, 2013, we had 229 full-time employees. We believe that our relationships with our employees are good.
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
Available Information
Our website can be accessed at www.carrizo.com. We make our website content available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K. We make available on our website, through a direct link to the SEC’s website at www.sec.gov, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports as soon as reasonably practicable after we electronically file such materials with, or furnish them to, the SEC. You may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. You may obtain information regarding the Public Reference Room by calling the SEC at 1-800-SEC-0330.
You may also find information related to our corporate governance, board committees and company code of ethics at our website. Among the information you can find there is the following:

•	Audit Committee Charter;

•	Compensation Committee Charter;

•	Nominating and Corporate Governance Committee Charter;

•	Code of Ethics and Business Conduct; and

•	Compliance Employee Report Line.
We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Ethics and Business Conduct and any waiver from a provision of our Code of Ethics by posting such information on our website at www.carrizo.com under “About Carrizo—Governance.”
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
Estimated ultimate recovery (EUR). Estimated ultimate recovery is the sum of reserves remaining as of a given date and cumulative production as of that date.
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
MBoe. One thousand barrels of oil equivalent.
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
Reasonable certainty. If deterministic methods are used, reasonable certainty means a high degree of confidence that the quantities will be recovered. If probabilistic methods are used, there should be at least a 90% probability that the quantities actually recovered will equal or exceed the estimate. A high degree of confidence exists if the quantity is much more likely to be achieved than not, and, as changes due to increased availability of geoscience (geological, geophysical, and geochemical), engineering, and economic data are made to EUR with time, reasonably certain EUR is much more likely to increase or remain constant than to decrease.
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
It is impossible to predict future oil and gas price movements with certainty. Prices for oil and gas are subject to wide fluctuation in response to relatively minor changes in the supply of and demand for oil and gas, market uncertainty and a variety of additional factors beyond our control. These factors include:

•	the level of consumer product demand;

•	the levels and location of oil and gas supply and demand and expectations regarding supply and demand, including the supply of oil and natural gas due to increased production from resource plays;

•	overall economic conditions;

•	weather conditions;

•	domestic and foreign governmental relations, regulations and taxes;

•	the price and availability of alternative fuels;

•	political conditions or hostilities and unrest in oil producing regions;

•	the level and price of foreign imports of oil and liquefied natural gas;

•	the ability of the members of the Organization of Petroleum Exporting Countries and other exporting nations to agree upon and maintain production constraints and oil price controls;

•	technological advances affecting energy consumption;

•	speculation by investors in oil and gas; and

•	variations between product prices at sales points and applicable index prices.

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
Because we identify the areas desirable for drilling in certain areas from 3-D seismic data covering large areas, we may not seek to acquire an option or lease rights until after the seismic data is analyzed or until the drilling locations are also identified; in those cases, we may not be permitted to lease, drill or produce oil or gas from those locations.
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
Our final determination of whether to drill any wells will be dependent on a number of factors, including:

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
As of December 31, 2013, approximately 62% of our United States proved reserves were proved undeveloped. Moreover, some of the producing wells included in our reserve reports as of December 31, 2013 had produced for a relatively short period of time as of that date. Because most of our reserve estimates are calculated using volumetric analysis, those estimates are less reliable than estimates based on a lengthy production history. Volumetric analysis involves estimating the volume of a reservoir based on the net feet of pay of the structure and an estimation of the area covered by the structure based on seismic analysis. In addition, realization or recognition of our proved undeveloped reserves will depend on our development schedule and plans. Lack of reasonable certainty with respect to development plans for proved undeveloped reserves could cause the discontinuation of the classification of these reserves as proved.
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
We frequently own less than 100% of the working interest in the oil and gas leases on which we conduct operations, and other parties will own the remaining portion of the working interest. Financial risks are inherent in any operation where the cost of drilling, equipping, completing and operating wells is shared by more than one person. We could be held liable for joint activity obligations of the other working interest owners such as nonpayment of costs and liabilities arising from the actions of the other working interest owners. In addition, the recent economic downturn, the credit crisis and the volatility in oil and gas prices may increase the likelihood that some of these working interest owners, particularly those that are smaller and less established, are not able to fulfill their joint activity obligations. Some of these working interest owners have experienced liquidity and cash flow problems. These problems may lead these parties to attempt to delay the pace of drilling or project development in order to preserve cash. A working interest owner may be unable or unwilling to pay its share of project costs. In some cases, a working interest owner may declare bankruptcy. In the event any of these third party working interest owners do not pay their share of such costs, we would likely have to pay those costs, and we may be unsuccessful in any efforts to recover these costs from such parties, which could materially adversely affect our financial position.

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
Market conditions or the unavailability of satisfactory oil and gas transportation arrangements may hinder our access to oil and gas markets or delay our production. The availability of a ready market for our oil and gas production depends on a number of factors, including the demand for and supply of oil and gas and the proximity of reserves to pipelines and terminal facilities. Our ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business. Our productive properties may be located in areas with limited or no access to pipelines, thereby necessitating delivery by other means, such as trucking, or requiring compression facilities. Such restrictions on our ability to sell our oil or gas may have several adverse effects, including higher transportation costs, fewer potential purchasers (thereby potentially resulting in a lower selling price) or, in the event we were unable to market and sustain production from a particular lease for an extended time, possibly causing us to lose a lease due to lack of production. There is currently limited pipeline and gathering system capacity in areas of the Eagle Ford and Marcellus where we operate. See “—Interruption to crude oil and natural gas gathering systems, pipelines and processing facilities we do not own could result in the loss of production and revenues.”
Historically, when available we have generally delivered our oil and gas production through gathering systems and pipelines that we do not own under interruptible or short-term transportation agreements. Under the interruptible transportation agreements, the transportation of our oil and gas production may be interrupted due to capacity constraints on the applicable system, for maintenance or repair of the system, or for other reasons as dictated by the particular agreements. Due to the limited available pipeline capacity in the Eagle Ford and Marcellus, we have entered into firm transportation agreements for a portion of our production in such areas in order to assure our ability, and that of our purchasers, to successfully market the oil and gas that we produce. We may also enter into firm transportation arrangements for additional production in the future. These firm transportation agreements may be more costly than interruptible or short-term transportation agreements.
Production in the Marcellus by oil and gas companies continues to expand and the amount of natural gas currently being produced by us and others exceeds the capacity of the various gathering and intrastate or interstate transportation pipelines currently available in these areas. It is necessary for new pipelines and gathering systems to be built. Because of the current economic climate, certain pipeline projects that are planned for the Marcellus may not occur for lack of financing. In addition, capital constraints could limit our ability to build intrastate gathering systems necessary to transport our gas to interstate pipelines. In such event, we might have to shut in our wells awaiting a pipeline connection or capacity or sell natural gas production at significantly lower prices than those we currently project, which could materially and adversely affect our results of operations.
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
Interruption to crude oil and natural gas gathering systems, pipelines and transportation and processing facilities we do not own could result in the loss of production and revenues.
Our operations are dependent upon the availability, proximity and capacity of pipelines, natural gas gathering systems and transportation and processing facilities we do not own. Any significant change affecting these infrastructure facilities could materially harm our business. The lack of available capacity of gathering systems, pipelines and facilities could reduce the price offered for our production or result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. These systems and facilities may be temporarily unavailable due to adverse weather conditions or operational issues or may not be available to us in the future. See “—Our onshore and offshore operations are subject to various operating and other casualty risks that could result in liability exposure or the loss of production and revenues.” Additionally, activists or other efforts may delay or halt the construction of additional pipelines or facilities. To the extent these services are unavailable, we would be unable to realize revenue from wells served by such systems and facilities until suitable arrangements are made to market our production. As a result, we could experience reductions in revenue that could reduce or eliminate the funds available for our exploration and development programs and acquisitions, or result in the loss of property.
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
We have demands on our cash resources, including interest expense, operating expenses and funding of our capital expenditures. Our level of long-term debt, the demands on our cash resources and the provisions of the credit agreement governing our revolving credit facility and the indentures governing our 8.625% Senior Notes due 2018, our 7.50% Senior Notes due 2020, and our 4.375% Convertible Senior Notes due 2028 may have adverse consequences on our operations and financial results, including:

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
In addition, the provisions of our revolving credit facility and our 8.625% Senior Notes and 7.50% Senior Notes place restrictions on us and certain of our subsidiaries with respect to incurring additional indebtedness and liens, making dividends and other payments to shareholders, repurchasing or redeeming our common stock, redeeming our convertible senior notes, 8.625% Senior Notes and 7.50% Senior Notes, making investments, acquisitions, mergers and asset dispositions, entering into hedging transactions and other matters. Our revolving credit facility also requires compliance with covenants to maintain specified financial ratios. Our business plan and our compliance with these covenants are based on a number of assumptions, the most important of which is relatively stable oil and gas prices at economically sustainable levels. If the price that we receive for our oil and gas production deteriorates significantly from current levels it could lead to lower revenues, cash flow and earnings, which in turn could lead to a default under certain financial covenants contained in our revolving credit facility, including the covenants related to working capital and the ratios described above. Because the calculations of the financial ratios are made as of certain dates, the financial ratios can fluctuate significantly from period to period as the amounts outstanding under our revolving credit facility are dependent on the timing of cash flows related to operations, capital expenditures, sales of oil and gas properties and securities offerings. Additionally, these ratios may have the effect of restricting us from borrowing the full amount available under the borrowing base for our revolving credit facility. In order to provide a margin of comfort with regard to these financial covenants, we may seek to further reduce our capital expenditure plan, sell additional non-strategic assets or opportunistically modify or increase our derivative instruments to the extent permitted under our revolving credit facility. We cannot assure you that we will be able to successfully execute any of these strategies, or if executed, that they will be sufficient to avoid a default under our revolving credit facility if a precipitous decline in oil or gas prices were to occur in the future.
The borrowing base under our revolving credit facility may be reduced below the amount of borrowings outstanding under such facility.
Under the terms of our revolving credit facility, our borrowing base is subject to redeterminations at least semi-annually based in part on prevailing oil and gas prices. A negative adjustment could occur if the estimates of future prices used by the banks in calculating the borrowing base are significantly lower than those used in the last redetermination. The next redetermination of our borrowing base is scheduled to occur in Spring 2014. In addition, the portion of our borrowing base made available to us is subject to the terms and covenants of the revolving credit facility including, without limitation, compliance with the ratios and other financial covenants of such facility. In the event the amount outstanding under our revolving credit facility exceeds the redetermined borrowing base, we could be forced to repay a portion of our borrowings. We may not have sufficient funds to make any required repayment. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell a portion of our assets.
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
We have only limited experience drilling wells in the Utica Shale and less information regarding reserves and decline rates in this shale formation than in some other areas of our operations.
We have limited exploration and development experience in the Utica Shale. We have participated in the drilling of only 1.0 gross (0.9 net) well in this area. Other operators in this area have significantly more experience in the drilling of wells, including the drilling of horizontal wells. As a result, we have less information with respect to the ultimate recoverable reserves, the production decline rate and other matters relating to the exploration, drilling and development of the Utica Shale than we have in some other areas in which we operate.
If we are unable to acquire adequate supplies of water for our drilling operations or are unable to dispose of the water we use at a reasonable cost and within applicable environmental rules, our ability to produce oil and gas commercially and in commercial quantities could be impaired.
We use a substantial amount of water in our drilling operations. Our inability to locate sufficient amounts of water, or treat and dispose of water after drilling, could adversely impact our operations. Moreover, the imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of oil and gas. Furthermore, future environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells could increase operating costs and cause delays, interruptions or termination of operations, the extent of which cannot be predicted, all of which could have an adverse effect on our operations and financial performance. For example, in April 2011, the Pennsylvania Department of Environmental Protection called on all Marcellus natural gas drilling operators to voluntarily cease by May 19, 2011 delivering wastewater to those centralized treatment facilities that were grandfathered from the application of PaDEP’s Total Dissolved Solids regulations. Additionally, in October 2011, the EPA announced that it plans to develop standards for disposal of wastewater produced from shale gas operations to publicly owned treatment works, which will be proposed in 2014. The regulations will be developed under the EPA’s Effluent Guidelines Program under the authority of the Clean Water Act. In response to these actions, operators including us have begun to rely more on recycling of flowback and produced water from well sites as a preferred alternative to disposal.
We may not increase our acreage positions in areas with exposure to oil, condensate and natural gas liquids.
If we are unable to increase our acreage positions in the Eagle Ford, Niobrara or Utica , this may detract from our efforts to realize our growth strategy in crude oil plays. Additionally, we may be unable to find or consummate other opportunities in these areas or in other areas with similar exposure to oil, condensate and natural gas liquids on similar terms or at all.
Restricted land access could reduce our ability to explore for and develop oil and gas reserves.
Our ability to adequately explore for and develop oil and gas resources is affected by a number of factors related to access to land. Examples of factors which reduce our access to land include, among others:

•	new municipal or state land use regulations, which may restrict drilling locations or certain activities such as hydraulic fracturing;

•	local and municipal government control of land or zoning requirements, which can conflict with state law and deprive land owners of property development rights;

•	landowner or foreign governments’ opposition to infrastructure development;

•	regulation of federal land by the U.S. Department of the Interior Bureau of Land Management or other federal government agencies;

•	anti-development activities, which can reduce our access to leases through legal challenges or lawsuits, disruption of drilling, or damage to equipment;

•	disputes regarding leases; and

•	disputes with landowners, royalty owners, or other operators over such matters as title transfer, joint interest billing arrangements, revenue distribution, or production or cost sharing arrangements.
Loss of access to land for which we own mineral rights could result in a reduction in our proved reserves and a negative impact on our results of operations and cash flows. Reduced ability to obtain new leases could constrain our future growth and opportunity set by limiting the expansion of our operations.
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
Ultimately, the success of these drilling and completion techniques can only be evaluated over time as more wells are drilled and production profiles are established over a sufficiently long time period. If our drilling results are less than anticipated or we are unable to execute our drilling program because of capital constraints, lease expirations, limited access to gathering systems and takeaway capacity, commodity price decline, or other reasons, then the return on our investment for a particular project may not be as attractive as we anticipated and the value of our undeveloped acreage could decline in the future.
We are subject to various environmental risks and governmental regulations, including those relating to benzene emissions, hydraulic fracturing and global climate change, and future regulations may be more stringent resulting in increased operating costs and decreased demand for the oil and gas that we produce.
Oil and gas operations are subject to various federal, state, local and foreign laws and government regulations that may change from time to time. Matters subject to regulation include discharge permits for drilling operations, well testing, plug and abandonment requirements and bonds, reports concerning operations, the spacing of wells, unitization and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. Other federal, state, local and foreign laws and regulations relating primarily to the protection of human health and the environment apply to the development, production, handling, storage, transportation and disposal of oil and gas, by-products thereof and other substances and materials produced or used in connection with oil and gas operations, including drilling fluids and wastewater. In addition, we may incur costs arising out of property damage, including environmental damage caused by previous owners or operators of property we purchase or lease or relating to third party sites, or injuries to employees and other persons. As a result, we may incur substantial liabilities to third parties or governmental entities and may be required to incur substantial remediation costs. We also are subject to changing and extensive tax laws, the effects of which cannot be predicted. Compliance with existing, new or modified laws and regulations could result in substantial costs, delay our operations or otherwise have a material adverse effect on our business, financial position and results of operations.
Moreover, changes in environmental laws and regulations occur frequently and such laws and regulations tend to become more stringent over time. Increased scrutiny of our industry may also occur as a result of EPA’s 2011-2016 National Enforcement Initiative, “Assuring Energy Extraction Activities Comply with Environmental Laws,” through which EPA will address incidences of noncompliance from natural gas extraction and production activities that may cause or contribute to significant harm to public health or the environment. Stricter laws, regulations or enforcement policies could significantly increase our compliance costs and negatively impact our production and operations, which could have a material adverse effect on our results of operations and cash flows. See “Item 1. Business—Additional Oil and Gas Disclosures—Regulation—Environmental Regulations” for additional information.
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
Hydraulic fracturing is an important and commonly used process in the completion of oil and gas wells, particularly in unconventional resource plays. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate oil and gas production. The U.S. Congress has considered legislation to subject hydraulic fracturing operations to federal regulation and to require the disclosure of chemicals used by us and others in the oil and gas industry in the hydraulic fracturing process. The EPA has asserted federal regulatory authority over hydraulic fracturing involving diesel under the federal Safe Drinking Water Act and has released draft permitting guidance for hydraulic fracturing operations that use diesel fuel in fracturing fluids in those states where EPA is the permitting authority. A number of federal agencies are also analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. For example, the EPA is conducting a comprehensive research study to investigate the potential adverse environmental impacts of hydraulic fracturing, including on water quality and public health. The EPA released a progress report outlining work currently underway on December 21, 2012 and is expected to release results of the study in 2014. These ongoing or proposed studies, depending on their course and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act, the Toxic Substances Control Act, or other regulatory mechanisms. President Obama has created the Interagency Working Group on Unconventional Natural Gas and Oil by Executive Order, which is charged with coordinating and aligning federal agency research and scientific studies on unconventional natural gas and oil resources.
At the state level, the New York legislature has approved a temporary moratorium on drilling involving hydraulic fracturing and the New York State Department of Environmental Conservation has ceased issuing exploration and production drilling permits, pending completion of an environmental impact statement regarding hydraulic fracturing. Pennsylvania has adopted a variety of regulations since 2010 limiting how and where hydraulic fracturing can be performed in the state, including the adoption of upgraded well construction and casing standards, upgraded cement standards and new recordkeeping requirements. Additionally, the Governor of Pennsylvania has instituted a moratorium on leasing state forest land for new oil and gas drilling. Further, in February 2012, Pennsylvania passed Act 13 of 2012, a comprehensive oil and gas bill that, among other things, strengthens permit requirements, extends well setbacks, establishes standards for containment on well sites, requires annual inventory of air emissions, enhances disclosure requirements, and increases the maximum amount of civil penalties. On December 19, 2013, the Pennsylvania Supreme Court struck down as unconstitutional portions of Act 13 that made statewide rules on oil and gas preempt local zoning rules. The adoption of new laws and regulations governing shale gas development in the Marcellus Shale in Pennsylvania could result in substantial changes in the way natural gas activities are conducted in the area. See “Item 1. Business—Additional Oil and Gas Disclosures—Regulation of Natural Gas and Oil Exploration and Production” and “—Environmental Regulations” for additional information.
Several other states, including states where we operate such as Colorado, Ohio, and Texas, have proposed or adopted legislative or regulatory restrictions on hydraulic fracturing through additional permit requirements, public disclosure of fracturing fluid contents, water sampling requirements, and operational restrictions. Further, some cities and municipalities have adopted or are considering adopting bans on drilling, including in Colorado, West Virginia, and Pennsylvania. At the international level, the U.K. and EU Parliaments have each in the past discussed implementing a drilling moratorium in the U.K. North Sea. We use hydraulic fracturing extensively and any increased federal, state, local, foreign or international regulation of hydraulic fracturing or offshore drilling, including legislation and regulation in the states of Colorado, New York, Ohio, Texas and Pennsylvania, could reduce the volumes of oil and gas that we can economically recover, which could materially and adversely affect our revenues and results of operations. See “Item 1. Business—Additional Oil and Gas Disclosures—Regulation of Natural Gas and Oil Exploration and Production” and “—Environmental Regulations” for additional information.
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
We face various risks associated with the trend toward increased anti-development activity.
As new technologies have been applied to our industry, we have seen significant growth in oil and gas supply in recent years, particularly in the US. With this expansion of oil and gas development activity, opposition toward oil and gas drilling and development activity has been growing both in the U.S. and globally. Companies in the oil and gas industry, such as us, can be the target of opposition to development from certain stakeholder groups. These anti-development efforts could be focused on:

•	limiting oil and gas development;

•	reducing access to federal and state owned lands;

•	delaying or canceling certain projects such as offshore drilling, shale development, and pipeline construction;

•	limiting or banning the use of hydraulic fracturing;

•	denying air-quality permits for drilling;

•	and advocating for increased regulations on shale drilling and hydraulic fracturing.
Future anti-development efforts could result in the following:

•	blocked development;

•	denial or delay of drilling permits;

•	shortening of lease terms or reduction in lease size;

•	restrictions on installation or operation of gathering or processing facilities;

•	restrictions on the use of certain operating practices, such as hydraulic fracturing;

•	reduced access to water supplies or restrictions on water disposal;

•	limited access or damage to or destruction of our property;

•	legal challenges or lawsuits;

•	increased regulation of our business;

•	damaging publicity and reputational harm;

•	increased costs of doing business;

•	reduction in demand for our products; and

•	other adverse effects on our ability to develop our properties and expand production.
Our need to incur costs associated with responding to these initiatives or complying with any new legal or regulatory requirements resulting from these activities that are substantial and not adequately provided for, could have a material adverse effect on our business, financial condition and results of operations. In addition, the use of social media channels can be used to cause rapid, widespread reputational harm.
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
Offshore operations are subject to a variety of operating risks in addition to the hazards described above, such as capsizing and collisions. The occurrence of other events such as blowouts and oil spills in marine environments can make containment and remediation more difficult and costly than on land. These conditions can and have caused substantial damage to facilities and interrupted production in the past. Additionally, offshore operations generally involve increased costs and more expansive regulatory requirements as compared to onshore operations.
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
We conduct a substantial portion of our operations through joint ventures with third parties, including GAIL, Haimo, the OIL JV Partners and Reliance. We may also enter into other joint venture arrangements in the future. These third parties may have obligations that are important to the success of the joint venture, such as the obligation to pay substantial carried costs pertaining to the joint venture and to pay their share of capital and other costs of the joint venture. The performance of these third party obligations, including the ability of the third parties to satisfy their obligations under these arrangements, is outside our control. If these parties do not satisfy their obligations under these arrangements, our business may be adversely affected.
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
Because oil and gas prices are unstable, we periodically enter into price-risk-management transactions such as fixed-rate swaps, costless collars, puts, calls and basis differential swaps to reduce our exposure to price declines associated with a portion of our oil and gas production and thereby to achieve a more predictable cash flow. The use of these arrangements limits our ability to benefit from increases in the prices of oil and gas. Our derivative arrangements may apply to only a portion of our production, thereby providing only partial protection against declines in oil and gas prices. These arrangements may expose us to the risk of financial loss in certain circumstances, including instances in which production is less than expected, our customers fail to purchase contracted quantities of oil and gas or a sudden, unexpected event materially impacts oil or gas prices. In addition, the counterparties under our derivatives contracts may fail to fulfill their contractual obligations to us or there may be an adverse change in the expected differential between the underlying price in the derivative instrument and the actual prices received for our production.
The CFTC has promulgated regulations to implement statutory requirements for swap transactions. These regulations are intended to implement a regulated market in which most swaps are executed on registered exchanges or swap execution facilities and cleared through central counterparties. While we believe that our use of swap transactions exempt us from certain regulatory requirements, the changes to the swap market due to increased regulation could significantly increase the cost of entering into new swaps or maintaining existing swaps, materially alter the terms of new or existing swap transactions and/or reduce the availability of new or existing swaps. If we reduce our use of swaps as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable.

Periods of high demand for oil field services and equipment and the ability of suppliers to meet that demand may limit our ability to drill and produce our oil and gas properties.
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
Our ability to utilize U.S. net operating loss carryforwards to reduce future taxable income is subject to various limitations under the Internal Revenue Code of 1986, as amended (the “Code”). The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the purchase or sale of our stock by 5% shareholders and our offering of stock during any three-year period resulting in an aggregate change of more than 50% in our beneficial ownership. In the event of an ownership change, Section 382 of the Code imposes an annual limitation on the amount of our taxable income that can be offset by these carryforwards. The limitation is generally equal to the product of (a) the fair market value of our equity multiplied by (b) a percentage approximately equivalent to the yield on long-term tax exempt bonds during the month in which an ownership change occurs. In addition, the limitation is increased if there are recognized built-in gains during any post-change year, but only to the extent of any net unrealized built-in gains inherent in the assets sold. As of December 31, 2013, we believe an ownership change occurred in February 2005, which imposed an annual limitation of approximately $12.6 million of the Company’s taxable income that can be offset by the pre-change carryforwards. Subsequent equity transactions involving us or our 5% shareholders (including, potentially, relatively small transactions and transactions beyond our control) could cause further ownership changes and therefore a limitation on the annual utilization of our U.S. loss carryforwards.
Enactment of proposed impact fees on natural gas wells could adversely impact our results of operations and the economic viability of exploiting natural gas drilling and production opportunities in Pennsylvania.
Legislation has been enacted in Pennsylvania, that authorizes counties to impose fees on certain natural gas wells in Pennsylvania. If a county elects to impose a fee, the fee will apply to any “unconventional gas well,” which is generally defined as a well using hydraulic fracture treatments or multilateral well bores. Any county that elects not to impose the fee can be overruled by the municipalities within that county. The fee would be imposed over a fifteen year period, starting with the year the well is actually drilled and declining thereafter, and is based on natural gas prices and the Consumer Price Index. Unconventional gas wells drilled before the fee is imposed would still be subject to the fee and, for purposes of calculating the amount of the fee, will be considered to have been drilled in the calendar year prior to the imposition of the fee. A substantial portion of our Marcellus acreage and a portion of our Utica acreage is located in the Commonwealth of Pennsylvania. To the extent such fees are ultimately enacted by counties in which we now or may in the future operate, or if Pennsylvania adopts severance taxes or additional fees, such actions could adversely impact our results of operations and the economic viability of exploiting natural gas drilling and production opportunities in Pennsylvania.

We may incur losses as a result of title deficiencies.
We purchase working and revenue interests in the oil and gas leasehold interests upon which we will perform our exploration activities from third parties or directly from the mineral fee owners. The existence of a material title deficiency can render a lease worthless and can adversely affect our results of operations and financial condition. Title insurance covering mineral leaseholds is not generally available and, in all instances, we forego the expense of retaining lawyers to examine the title to the mineral interest to be placed under lease or already placed under lease until the drilling block is assembled and ready to be drilled. Even then, the cost of performing detailed title work can be expensive. We may choose to forgo detailed title examination by title lawyers on a portion of the mineral leases that we place in a drilling unit or conduct less title work than we have traditionally performed. As is customary in our industry, we generally rely upon the judgment of oil and gas lease brokers or independent landmen who perform the field work in examining records in the appropriate governmental offices and abstract facilities before attempting to acquire or place under lease a specific mineral interest and before drilling a well on a leased tract. We, in some cases, perform curative work to correct deficiencies in the marketability or adequacy of the title to us. The work might include obtaining affidavits of heirship or causing an estate to be administered. In cases involving more serious title problems, the amount paid for affected oil and gas leases can be generally lost and the target area can become undrillable. The failure of title may not be discovered until after a well is drilled, in which case we may lose the lease and the right to produce all or a portion of the minerals under the property.
We have risks associated with our foreign operations.
We currently own international property interests and we continue to evaluate and pursue new opportunities for international expansion in select areas. Ownership of property interests and production operations in areas outside the United States is subject to the various risks inherent in foreign operations. These risks may include:

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

Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Our common stock, par value $0.01 per share, trades on the NASDAQ Global Select Market under the symbol “CRZO.” The following table sets forth the high and low sales prices per share of our common stock on the NASDAQ Global Select Market for the periods indicated.

	High	Low
2012
First Quarter	$31.62	$22.79
Second Quarter	31.32	19.04
Third Quarter	29.50	22.09
Fourth Quarter	27.30	19.47
2013
First Quarter	$27.33	$19.49
Second Quarter	29.89	22.90
Third Quarter	37.52	28.39
Fourth Quarter	47.87	37.42
The closing market price of our common stock on February 25, 2014 was $48.20 per share. As of February 25, 2014, there were an estimated 191 owners of record of our common stock.
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
The following performance graph contained in this section is not deemed to be “soliciting material” or to be “filed” with the SEC, and will not be incorporated by reference into any other filings under the Securities Act of 1933 or Securities Exchange Act of 1934, except to that the Company specifically incorporates it by reference into such filing. Shareholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future financial performance.
The performance graph below presents a comparison of the yearly percentage change in the cumulative total return on our common stock over the period from December 31, 2008 to December 31, 2013, with the cumulative total return of the S&P 500 Index, the Dow Jones U.S. Exploration & Production Index and New York Stock Exchange MKT (“NYSE MKT”) Composite-Natural Resources Subsector Index (formerly the NYSE AMEX Composite-Natural Resource Subsector Index), over the same period.
SEC rules require that if an index is selected which is different from the index used in the immediately preceding fiscal year, the total return must be compared with both the newly selected index and the index used in the immediately preceding fiscal year. We have selected the Dow Jones U.S. Exploration & Production Index to replace the New York Stock Exchange MKT Composite-Natural Resources Subsector Index. We believe that the Dow Jones U.S. Exploration & Production Index is an appropriate index to compare us with other companies in our industry and that it is a widely recognized and used index for which components and total return information are readily accessible to our stockholders to assist in their understanding of our performance relative to other companies in our industry. Carrizo is included in the Dow Jones U.S. Exploration & Production Index and it is used by others companies in our industry.

The graph assumes an investment of $100 (with reinvestment of all dividends) was invested on December 31, 2008, in our common stock at the closing market price at the beginning of this period and in each of the other three indexes.

	CRZO	S&P 500	DJ U.S. E&P	NYSE MKT
December 31, 2008	$100	$100	$100	$100
December 31, 2009	$165	$126	$139	$138
December 31, 2010	$214	$146	$161	$177
December 31, 2011	$164	$149	$153	$157
December 31, 2012	$130	$172	$160	$147
December 31, 2013	$278	$228	$211	$144
We made no repurchases of our common stock in 2013.
During the first quarter of 2013, we issued 46,041 newly issued shares of our common stock to the University of Texas at Arlington at par value ($0.01 per share) for proceeds of $460.00. This issuance was related to our revocable pledge to donate $5.0 million to the University of Texas at Arlington, where we were producing natural gas from a number of wells in the Barnett Shale. Following the issuance in the first quarter of 2013 and the close on the sale of our remaining oil and gas properties in the Barnett on October 31, 2013, we made a $2.0 million cash contribution in satisfaction of this pledge. The shares were issued pursuant to an exemption from registration under §4(2) of the Securities Act of 1933, as amended, for transactions not involving a public offering.
On November 24, 2009, we entered into a land agreement with an unrelated third party and its affiliate. This land agreement expired by its terms on May 31, 2011. Under the land agreement, we issued warrants to purchase 31,983 and 28,576 shares of common stock in 2012 and 2011, respectively. The warrants have an expiration date of August 21, 2017, an exercise price of $22.09, which may be exercised on a “cashless” basis and are subject to anti-dilution adjustments. The final issuance of warrants under the land agreement was effected in April 2012. The warrants were issued pursuant to an exemption from registration under §4(2) of the Securities Act of 1933, as amended. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition

and Results of Operations—Liquidity and Capital Resources—Lease Option Arrangements” for more information about this land agreement and other lease option arrangements.
See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information regarding shares of common stock authorized for issuance under our stock incentive plans.

Item 6. Selected Financial Data
Our financial information set forth below for each of the five years in the period ended December 31, 2013, has been derived from continuing operations information included in our audited consolidated financial statements. This information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included in “Item 8. Financial Statements and Supplementary Data.”

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Statements of Operations from Continuing Operations Data:
Oil and gas revenues	$520,182	$368,180	$202,167	$138,123	$112,699
Costs and expenses:
Oil and gas operating	75,340	54,826	37,636	31,014	30,321
Impairment of oil and gas properties	—	—	—	—	338,914
Depreciation, depletion and amortization	213,820	165,621	84,606	47,030	52,005
General and administrative	77,492	48,708	41,539	35,906	30,136
Accretion related to asset retirement obligations	471	372	235	216	308
Loss on sale of oil and gas properties	45,377	—	—	—	—
Total costs and expenses	412,500	269,527	164,016	114,166	451,684
Operating income (loss)	107,682	98,653	38,151	23,957	(338,985)
Gain (loss) on derivative instruments, net	(18,417)	31,371	48,423	47,782	41,465
Loss on extinguishment of debt	—	—	(897)	(31,023)	—
Interest expense, net of amounts capitalized	(54,689)	(48,158)	(27,629)	(22,518)	(18,590)
Other income (expense), net	185	267	97	212	(2,042)
Income (loss) from continuing operations before income taxes	34,761	82,133	58,145	18,410	(318,152)
Income tax (expense) benefit	(12,903)	(30,956)	(25,611)	(6,685)	113,307
Net income (loss) from continuing operations	$21,858	$51,177	$32,534	$11,725	$(204,845)
Basic net income (loss) from continuing operations per common share	$0.54	$1.29	$0.83	$0.34	$(6.61)
Diluted net income (loss) from continuing operations per common share	$0.53	$1.28	$0.82	$0.34	$(6.61)
Basic weighted average common shares outstanding	40,781	39,591	39,077	33,861	31,006
Diluted weighted average common shares outstanding	41,355	40,026	39,668	34,305	31,006
Statements of Cash Flows from Continuing Operations Data:
Net cash provided by operating activities - continuing operations	$367,474	$253,071	$155,511	$94,416	$133,372
Net cash used in investing activities - continuing operations	(509,885)	(465,151)	(250,068)	(264,115)	(160,675)
Net cash provided by financing activities - continuing operations	120,326	237,778	116,826	169,990	25,956
Other Cash Flows from Continuing Operations Data:
Capital expenditures - oil and gas properties	$(786,976)	$(735,711)	$(516,004)	$(340,784)	$(179,891)
Proceeds from sales of oil and gas properties, net	238,470	341,597	167,265	54,217	48,524
Proceeds from borrowing and issuances (repayments of debt), net (1)	(69,325)	244,772	126,401	(7,021)	31,652
Proceeds from common stock offerings, net of offering costs	189,686	—	—	188,534	—
Balance Sheet from Continuing Operations Data:
Working capital (deficit)	$(32,138)	$(43,432)	$(150,559)	$(58,672)	$(47,328)
Property and equipment, net	1,794,215	1,487,674	1,240,917	960,393	712,364
Total assets	2,110,760	1,749,488	1,445,075	1,121,470	841,771
Total debt, net of debt discount	900,247	967,808	711,486	558,254	520,336
Total shareholders’ equity	841,604	585,016	509,855	456,636	247,609

(1)	Repayments include amounts refinanced.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
General Overview
In 2013, we recognized record oil and gas revenues of $520.2 million, record production of 10.0 MMBoe and U.S. proved oil and gas reserves of 101.5 MMBoe at December 31, 2013. The key drivers to our success in 2013 included the following:
Drilling. See the table below for details of our operated drilling and completion activity in our primary areas of activity:

	For the Year Ended December 31, 2013				As of December 31, 2013
	Drilled		Wells Brought on Production		Waiting on Completion		Producing		Rig count
Region	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Eagle Ford	59	45.8	51	40.3	29	23.0	123	95.5	3
Niobrara	54	19.2	44	16.2	13	4.8	71	28.6	1
Marcellus	27	8.4	26	7.6	27	8.4	59	20.0	1
Utica	1	0.9	—	—	1	0.9	—	—	—
Total	141	74.3	121	64.1	70	37.1	253	144.1	5
Production. Our production for the year ended December 31, 2013 was a record 10.0 MMBoe, or 27,395 Boe/d, and reflects an increase of 6% from our 2012 production of 9.4 MMBoe. The increase in production was primarily due to increased production from new wells, partially offset by normal production decline, the sale of a substantial portion of our Barnett properties to an affiliate of Atlas Resource Partners, L.P. (“Atlas”) in April 2012, and the sale of our remaining oil and gas properties in the Barnett to EnerVest Energy Institutional Fund XIII-A, L.P., EnerVest Energy Institutional Fund XIII-WIB, L.P., EnerVest Energy Institutional Fund XIII-WIC, L.P., and EV Properties, L.P. (collectively, “EnerVest”) in October 2013.
Prices. Our average realized oil price in 2013 was $99.58 per Bbl, $0.39 less than our 2012 average realized price of $99.97 per Bbl. Our average realized gas price during 2013 was $2.65 per Mcf, $0.75 per Mcf more than the 2012 average realized price of $1.90 per Mcf. Commodity prices are affected by changes in market demand, overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. Our financial results are largely dependent on commodity prices, which are beyond our control and have been and are expected to remain volatile.
Financial flexibility. During 2013, we took steps to continue to strengthen our financial flexibility and to provide funding to accelerate our development of the Eagle Ford and to fund development of the Utica. In the fourth quarter the Company completed a public offering of 4.5 million shares of its common stock at a price to the public at $42.24 per share, and we received proceeds of $189.7 million, net of offering costs as a result of this offering.
Results of Operations
Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012
Revenues from oil and gas production for 2013 increased 41% to $520.2 million compared to $368.2 million in 2012. Production volumes in 2013 were 10.0 MMBoe, an increase of 6%, compared to production of 9.4 MMBoe in 2012. The increase in production was primarily due to increased production from new wells, partially offset by normal production decline and the Atlas and EnerVest sales. See “Item 1. Business—Natural Gas Plays—Barnett” for additional information. Average realized oil prices remained relatively flat at $99.58 per Bbl in 2013 compared to $99.97 per Bbl in 2012. Average realized natural gas prices increased 39% to $2.65 per Mcf in 2013 from $1.90 per Mcf in 2012. Average realized NGL prices decreased 16% to $29.25 per Bbl in 2013 from $34.86 per Bbl in 2012.

The following table summarizes total production volumes, daily production volumes, average realized prices and oil and gas revenues for the years ended December 31, 2013 and 2012:

	Year Ended December 31,		2013 Period Compared to 2012 Period
			Increase	% Increase
	2013	2012	(Decrease)	(Decrease)
Total Production volumes -
Crude oil (MBbls)	4,231	2,862	1,369	48%
NGLs (MBbls)	531	305	226	74%
Natural gas (MMcf)	31,422	37,612	(6,190)	(16)%
Total Natural gas and NGLs (MMcfe)	34,608	39,442	(4,834)	(12)%
Total barrels of oil equivalent (MBoe)	9,999	9,436	563	6%

Daily production volumes by product -
Crude oil (Bbls/d)	11,592	7,820	3,772	48%
NGLs (Bbls/d)	1,455	833	622	75%
Natural gas (Mcf/d)	86,088	102,765	(16,677)	(16)%
Total Natural gas and NGLs (Mcfe/d)	94,816	107,765	(12,949)	(12)%
Total barrels of oil equivalent (Boe/d)	27,395	25,781	1,614	6%

Daily production volumes by region (Boe/d) -
Eagle Ford	12,628	7,950	4,678	59%
Niobrara	1,724	1,259	465	37%
Barnett	6,625	11,614	(4,989)	(43)%
Marcellus	6,139	3,608	2,531	70%
Other	279	1,350	(1,071)	(79)%
Total barrels of oil equivalent (Boe/d)	27,395	25,781	1,614	6%

Average realized prices -
Crude oil ($ per Bbl)	$99.58	$99.97	$(0.39)	—%
NGLs ($ per Bbl)	29.25	34.86	(5.61)	(16)%
Natural gas ($ per Mcf)	2.65	1.90	0.75	39%
Total Natural gas and NGLs average realized price ($ per Mcfe)	$2.86	$2.08	$0.78	38%
Total average realized price ($ per Boe)	$52.02	$39.02	$13.00	33%

Oil and gas revenues (In thousands) -
Crude oil	$421,311	$286,119	$135,192	47%
NGLs	15,530	10,631	4,899	46%
Natural gas	83,341	71,430	11,911	17%
Total oil and gas revenues	$520,182	$368,180	$152,002	41%
Lease operating expenses for 2013 increased to $46.8 million ($4.68 per Boe) from $31.5 million ($3.34 per Boe) in 2012. Lease operating expenses increased primarily due to new wells brought on production, partially offset by the Atlas and EnerVest sales. The increase in operating cost per Boe is primarily due to the higher operating cost per Boe associated with the increased oil production.
Production taxes increased to $19.8 million (or 3.8% of oil and gas revenues) in 2013 from $13.5 million (or 3.7% of oil and gas revenues) in 2012 as a result of increased oil production in 2013. The increase in production taxes as a percentage of oil and gas revenues was primarily due to increased oil production, which has a higher effective production tax rate as compared to our natural gas production.
Ad valorem taxes decreased to $8.7 million ($0.87 per Boe) in 2013 from $9.8 million ($1.04 per Boe) in 2012. The decrease in ad valorem taxes is due primarily to the sale of our Barnett properties to Atlas and EnerVest and the Commonwealth of Pennsylvania’s February 2012 enactment of an “impact fee” on the drilling of unconventional natural gas wells. Because of the retroactive nature of the impact fee, approximately $1.0 million of ad valorem taxes recognized during the first half of 2012 was attributable to wells drilled prior to 2012.

Depreciation, depletion and amortization (“DD&A”) expense for 2013 increased to $213.8 million ($21.38 per Boe) from $165.6 million ($17.55 per Boe) in 2012. The increase in DD&A is attributable to both the increase in production and an increase in the DD&A rate per Boe. The increase in the DD&A rate per Boe is largely due to the impact of the significant decrease in natural gas reserves in the Barnett as a result of the EnerVest sale as well as the increase in crude oil reserves, primarily in the Eagle Ford, which have a higher finding cost per Boe than our natural gas reserves.
General and administration (“G&A”) expense, net of amounts capitalized for 2013 increased to $77.5 million from $48.7 million in 2012. The increase was primarily due to increased stock-based compensation costs related to an increase in the fair value of stock appreciation rights due to an increase in stock price during 2013 as compared 2012, and an increase in compensation costs generally, largely due to an increase in personnel in 2013 as compared to 2012.
Included in net income from continuing operations in 2013 is a loss on the sale of oil and gas properties of $45.4 million due to the sale of our remaining oil and gas properties in the Barnett to EnerVest during the fourth quarter of 2013. Because the sale resulted in a significant alteration of the relationship between capitalized costs and proved reserves of oil and gas attributable to our U.S. cost center, the sale was recognized as a component of net income from continuing operations rather than recording the proceeds as a reduction of proved oil and gas properties.
Gain (loss) on derivative instruments, net for 2013 amounted to a loss of $18.4 million mainly due to an upward shift in the forecasted crude oil and natural gas commodity prices as reflected in the forward price curves for NYMEX crude oil and NYMEX natural gas from January 1, 2013 to December 31, 2013. Gain (loss) on derivative instruments, net for 2012, however, amounted to a gain of $31.4 million due to a downward shift in the forecasted crude oil and natural gas commodity prices as reflected in the forward price curves for NYMEX crude oil and NYMEX natural gas from January 1, 2012 to December 31, 2012.
Interest expense and capitalized interest in 2013 were $84.6 million and $29.9 million, respectively, as compared to $73.0 million and $24.8 million in 2012, respectively. The increase in interest expense was primarily due to interest on the $300.0 million aggregate principal amount of our 7.50% Senior Notes that were issued in the third quarter of 2012 partially offset by a decrease in interest expense attributable to reduced borrowings under our revolving credit facility and the repurchase of the 4.375% convertible senior notes during the second quarter of 2013.
Our effective income tax rate was 37.1% for 2013 and 37.7% for 2012 which is higher than the statutory rate due primarily to the effect of state income taxes.
Included in net income of $43.7 million for 2013 was $23.7 million, net of income taxes, related to a gain on the sale of Carrizo UK, which is included in net income from discontinued operations, net of income taxes in the accompanying consolidated statements of income.
Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011
Revenues from oil and gas production for 2012 increased 82% to $368.2 million from $202.2 million in 2011. Production volumes in 2012 were 9.4 MMBoe, an increase of 26%, compared to production of 7.5 MMBoe in 2011. The increase in production was primarily due to increased production from new wells, partially offset by normal production decline, the Atlas sale, and the sale of substantially all of our non-core area Barnett properties to KKR Natural Resources (“KKR”) in 2011. Average oil realized prices increased 6% to $99.97 per Bbl in 2012 from $94.14 per Bbl in 2011. Average natural gas realized prices decreased 36% to $1.90 per Mcf in 2012 from $2.98 per Mcf in 2011. Average NGL realized prices decreased 31% to $34.86 per Bbl in 2012 from $50.30 per Bbl in 2011.

The following table summarizes total production volumes, daily production volumes, average realized prices and oil and gas revenues for the years ended December 31, 2012 and 2011:

	Year Ended December 31,		2012 Period Compared to 2011 Period
			Increase	% Increase
	2012	2011	(Decrease)	(Decrease)
Total Production volumes -
Crude oil (MBbls)	2,862	802	2,060	257%
NGLs (MBbls)	305	210	95	45%
Natural gas (MMcf)	37,612	38,991	(1,379)	(4)%
Total Natural gas and NGLs (MMcfe)	39,442	40,251	(809)	(2)%
Total barrels of oil equivalent (MBoe)	9,436	7,511	1,925	26%

Daily production volumes by product -
Crude oil (Bbls/d)	7,820	2,197	5,623	256%
NGLs (Bbls/d)	833	575	258	45%
Natural gas (Mcf/d)	102,765	106,825	(4,060)	(4)%
Total Natural gas and NGLs (Mcfe/d)	107,765	110,277	(2,512)	(2)%
Total barrels of oil equivalent (Boe/d)	25,781	20,578	5,203	25%

Daily production volumes by region (Boe/d) -
Eagle Ford	7,950	1,765	6,185	350%
Niobrara	1,259	423	836	198%
Barnett	11,614	16,288	(4,674)	(29)%
Marcellus	3,608	155	3,453	2,228%
Other	1,350	1,947	(597)	(31)%
Total barrels of oil equivalent (Boe/d)	25,781	20,578	5,203	25%

Average realized prices -
Crude oil ($ per Bbl)	$99.97	$94.14	$5.83	6%
NGLs ($ per Bbl)	34.86	50.30	(15.44)	(31)%
Natural gas ($ per Mcf)	1.90	2.98	(1.08)	(36)%
Total Natural gas and NGLs average realized price ($ per Mcfe)	$2.08	$3.15	$(1.07)	(34)%
Total average realized price ($ per Boe)	$39.02	$26.92	$12.10	45%

Oil and gas revenues (In thousands) -
Crude oil	$286,119	$75,502	$210,617	279%
NGLs	10,631	10,562	69	1%
Natural gas	71,430	116,103	(44,673)	(38)%
Total oil and gas revenues	$368,180	$202,167	$166,013	82%
Lease operating expenses for 2012 increased to $31.5 million ($3.34 per Boe) from $28.3 million ($3.77 per Boe) in 2011. Lease operating expenses increased $3.2 million primarily due to increased production from new wells partially offset by the Atlas and KKR sales. The decrease in operating cost per Boe is due to the Atlas and KKR sales (which were higher operating cost per Boe properties as compared to our remaining Barnett properties) partially offset by the higher operating cost per Boe associated with oil production.
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
DD&A expense for 2012 increased to $165.6 million ($17.55 per Boe) from $84.6 million ($11.26 per Boe) in 2011. The increase in DD&A is attributable to both the increase in production and an increase in the DD&A rate per Boe. The increase in the DD&A rate per Boe is largely due to the increase in crude oil reserves, primarily in the Eagle Ford Shale, which have a higher finding cost per Boe than our natural gas reserves.
G&A expense for 2012 increased to $48.7 million from $41.5 million in 2011. The increase was primarily due to increased compensation costs related to an increase in personnel in 2012 as compared to 2011. This was partially offset by decreased stock-based compensation expense due to a decrease in the fair value of stock appreciation rights resulting from a decrease in stock price during 2012 as compared to an increase in stock price during 2011, partially offset by higher stock-based compensation expense due to a higher number of restricted units outstanding during 2012 as compared to 2011.
Gain (loss) on derivative instruments, net for 2012 amounted to a gain of $31.4 million due to a downward shift in the forecasted crude oil and natural gas commodity prices as reflected in the forward price curves for NYMEX crude oil and NYMEX natural gas from January 1, 2012 to December 31, 2012. Gain (loss) on derivative instruments, net for 2011, however, amounted to a gain of $48.4 million due to a more significant downward shift in the forecasted natural gas commodity prices as reflected in the forward price curves for NYMEX natural gas from January 1, 2011 to December 31, 2011.
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
Our effective income tax rate was 37.7% for 2012 and 44.0% for 2011 which is higher than the statutory rate due primarily to the effect of state income taxes. The effective income tax rate was higher in 2011 due to prior period adjustments to state income tax provisions recorded during the fourth quarter of 2011 partially offset by the income tax benefit of a capital loss associated with a prior investment.
Net income from discontinued operations, net of income taxes for 2012 increased to $4.3 million from $4.1 million in 2011. The increase is primarily related to income tax benefits associated with Carrizo UK.
Liquidity and Capital Resources
2014 Capital Expenditure Plan and Funding Strategy. Our 2014 U.S. capital expenditure plan guidance currently includes $660.0 million for drilling and completion (approximately $450.0 million for the Eagle Ford Shale, $110.0 million for the Utica Shale, $66.0 million for the Niobrara Formation, $28.0 million for the Marcellus Shale, and $6.0 million in other areas) and $75.0 million for leasehold and seismic. We currently intend to finance the remainder of our 2014 U.S. capital expenditure plan primarily from the sources described below under “—Sources and Uses of Cash.” Our capital program could vary depending upon various factors, including the availability and cost of drilling rigs, land and industry partner issues, our available cash flow and financing, success of drilling programs, weather delays, commodity prices, market conditions, the acquisition of leases with drilling commitments and other factors.
Sources and Uses of Cash. Our primary use of cash is capital expenditures related to our drilling and development programs and, to a lesser extent, our lease and seismic data acquisition programs. For the year ended December 31, 2013, capital expenditures, net of proceeds from asset sales exceeded our net cash provided by operations for continuing operations. During 2013, we funded our capital expenditures with cash provided by operations, payments relating to our joint ventures with the OIL JV Partners in the Niobrara, net proceeds from the sale of assets, including the Carrizo UK and EnerVest divestitures, net proceeds from the equity offering, and borrowings under our revolving credit facility. Potential sources of future liquidity include the following:

•
Cash on hand and cash generated by operations. Cash flows from operations are highly dependent on commodity prices and market conditions for oilfield services. We hedge a portion of our forecasted production to mitigate the risk of a decline in oil and gas prices.

•
Borrowings under our revolving credit facility. At February 25, 2014, we had no borrowings outstanding and $0.9 million in letters of credit outstanding under the revolving credit facility, which reduce the amounts available under our revolving credit facility. The amount we are able to borrow with respect to the borrowing base of the revolving credit facility, which borrowing base is currently $470.0 million, is subject to compliance with the financial covenants and other provisions of the credit agreement governing our revolving credit facility.

•
Asset sales. In order to fund our U.S. capital expenditure plan, we may consider the sale of certain properties or assets that are not part of our core business or are no longer deemed essential to our future growth, provided we are able to sell such assets on terms that are acceptable to us. On February 22, 2013, we sold Carrizo UK, and all of its interest in the Huntington Field discovery, to Iona Energy for net proceeds of approximately $144.1 million, which represents an agreed upon price of $184.0 million, including the assumption of $55.0 million in debt and net purchase price adjustments. In the second half of 2013, we sold non-core assets in East Texas and acreage in non-core areas of the Marcellus. Net proceeds received from the two non-core transactions were $29.5 million, which represents an aggregate agreed upon price of $30.5 million less purchase price adjustments. In October 2013, we sold our remaining oil and gas properties in the Barnett. Net proceeds received from the sale were approximately $191.8 million, which represents an agreed upon purchase price of approximately $218.0 million less net purchase price adjustments.

•
Securities offerings. In November 2013, we sold 4.5 million shares of our common stock in an underwritten public offering at a price of $42.24 per share. We used the proceeds of approximately $189.7 million, net of offering costs, to fund in part our increased capital expenditure plan and for other general corporate purposes. As situations or conditions arise, we may choose to issue debt, equity or other instruments to supplement our cash flows. However, we may not be able to obtain such financing on terms that are acceptable to us, or at all.

•
Joint ventures. Joint ventures with third parties through which such third parties fund a portion of our exploration activities to earn an interest in our exploration acreage or purchase a portion of interests, or both, such as our joint ventures with Reliance in the Marcellus Shale in Pennsylvania, with Avista in the Utica Shale and other parts of Marcellus, with GAIL in the Eagle Ford Shale, and with our international JV partners in the Niobrara Formation.

•
Lease purchase option arrangements. Lease option agreements and land banking arrangements, such as those we have entered into in the Barnett and other plays. Please read “—Lease Purchase Option Arrangements”.

•
Other sources. We may consider sale/leaseback transactions of certain capital assets, such as our remaining pipelines and compressors, which are not part of our core oil and gas exploration and production business.

Overview of Cash Flow Activities. Net cash provided by operating activities from continuing operations were $367.5 million, $253.1 million and $155.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. The increase was primarily due to increased crude oil revenues and a favorable change in working capital in 2013 as compared to 2012, partially offset by an increase in cash operating expenses and a decrease in the cash received from the settlement of commodity derivative contracts. Net cash provided by operating activities from continuing operations increased in 2012 from 2011 due to increased crude oil revenues, partially offset by a decrease in natural gas revenues, unfavorable changes in working capital and an increase in cash operating expenses.
Net cash used in investing activities from continuing operations were $509.9 million, $465.2 million and $250.1 million for the years ended December 31, 2013, 2012 and 2011, respectively. The increase in net cash used in investing activities from continuing operations in 2013 related primarily to increased capital expenditures in the Eagle Ford, Niobrara and Marcellus as well as lower proceeds received from sales of oil and gas properties in 2013 compared to 2012, offset by advances received for joint operations. Net cash used in investing activities from continuing operations in 2012 related primarily to increased capital expenditures in the Eagle Ford and Niobrara as well as utilization of advances received for joint operations in 2011, partially offset by an increase in proceeds from the sale of oil and gas properties.
Net cash provided by financing activities from continuing operations for the years ended December 31, 2013, 2012 and 2011 were $120.3 million, $237.8 million and $116.8 million, respectively. The decrease in net cash provided by financing activities from continuing operations for 2013 is due to proceeds of $189.7 million related to the issuance of common stock in November 2013 as compared to proceeds of $294.2 million from the issuance of $300.0 million aggregate principal amount of 7.50% Senior Notes received in September 2012. Net cash provided by financing activities from continuing operations for 2012 related primarily to net proceeds of $294.2 million from the issuance of $300.0 million aggregate principal amount of 7.50% Senior Notes in September 2012, partially offset by a decrease in net borrowings under the revolving credit facility during 2012 as compared to 2011.
Liquidity/Cash Flow Outlook
Economic downturns may adversely affect our ability to access capital markets in the future. We currently believe that cash provided by operating activities from continuing operations, proceeds from the sale of assets, proceeds from our equity offering, and borrowings under our revolving credit facility will be sufficient to fund our immediate cash flow requirements. Cash provided by operating activities from continuing operations is primarily driven by production and commodity prices. While we have steadily increased production over the last few years, spot and futures prices of natural gas continue to remain depressed. To manage our exposure to commodity price risk and to provide a level of certainty in the cash flows that will support our capital expenditures program, we hedge a portion of our forecasted production and, as of December 31, 2013, we had hedged approximately 55,000

MMBtu/d of natural gas for 2014. Additionally, we had hedged approximately 11,000 Bbls/d of crude oil for 2014. Our borrowing base under our revolving credit facility is currently $470.0 million. As of February 25, 2014, we had no borrowings outstanding under our revolving credit facility and had issued $0.9 million in letters of credit, which reduce the amounts available under our revolving credit facility. Additionally, as described under “Sources and Uses of Cash” above, the amount we are able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the credit agreement governing the revolving credit facility. The borrowing base under our revolving credit facility is affected by our lenders’ assumptions with respect to future oil and gas prices. Our borrowing base may decrease if our lenders reduce their expectations with respect to future oil and gas prices from those assumptions used to determine our existing borrowing base. The next borrowing base redetermination is expected to occur in the Spring of 2014.
If cash provided by operating activities from continuing operations, net proceeds from asset sales, funds available under our revolving credit facility and the other sources of cash described under “Sources and Uses of Cash” are insufficient to fund our 2014 capital expenditure plan, we may need to reduce our capital expenditure plan or seek other financing alternatives. We may not be able to obtain financing needed in the future on terms that would be acceptable to us, or at all. If we cannot obtain adequate financing, we may be required to limit or defer our planned 2014 capital expenditure plan, thereby adversely affecting the recoverability and ultimate value of our oil and gas properties. Subject in each case to then existing market conditions and to our then expected liquidity needs, among other factors, we may use a portion of our internally generated cash flows, proceeds from asset sales or borrowings or cash on hand to reduce debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, through debt redemptions or tender offers, or through repayments of bank borrowings.
Contractual Obligations
The following table sets forth estimates of our contractual obligations as of December 31, 2013 (in thousands):

	2014	2015	2016	2017	2018	2019 and Thereafter	Total
Long-term debt	$—	$—	$—	$—	$604,425	$300,000	$904,425
Interest on long-term debt (1)	74,444	74,444	74,444	74,444	63,549	38,438	399,763
Operating leases	1,842	1,791	1,770	1,770	1,770	6,194	15,137
Drilling and completion services (2)	42,583	9,892	1,165	—	—	—	53,640
Pipeline volume commitments (2)	7,415	7,747	4,468	2,941	2,916	9,934	35,421
Asset retirement obligations and other (3)	13,003	10,166	5,816	2,568	549	6,635	38,737
Total Contractual Obligations	$139,287	$104,040	$87,663	$81,723	$673,209	$361,201	$1,447,123

(1)	Interest on long-term debt is based on the 8.625% Senior Notes, the 7.50% Senior Notes, and the 4.375% Convertible Senior Notes.

(2)
Drilling and completion services and pipeline volume commitments represent gross contractual obligations and accordingly, other joint owners in the properties operated by the Company will generally be billed for their working interest share of such costs.

(3)
Asset retirement obligations and other are based on estimates and assumptions that affect the reported amounts as of December 31, 2013. Certain of such estimates and assumptions are inherently unpredictable and will differ from actuals results. See “Note 2. Summary of Significant Accounting Policies-Use of Estimates” for further discussion of estimates and assumptions that may affect the reported amounts.

Off Balance Sheet Arrangements
We currently do not have any off balance sheet arrangements.
Financing Arrangements
8.625% Senior Notes and 7.50% Senior Notes
As of December 31, 2013, we had $600.0 million aggregate principal amount of 8.625% Senior Notes due 2018 issued and outstanding. The 8.625% Senior Notes are guaranteed by all of the our existing Material Domestic Subsidiaries (as defined in the credit agreement governing our revolving credit facility).
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
On September 10, 2012, the Company issued in a public offering $300.0 million aggregate principal amount of 7.50% Senior Notes due 2020 that were issued and outstanding as of December 31, 2013. The 7.50% Senior Notes are guaranteed by the same subsidiaries that guarantee our 8.625% Senior Notes.
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
Convertible Senior Notes
In May 2008, we issued $373.8 million aggregate principal amount of 4.375% Convertible Senior Notes due 2028. These notes are convertible, using a net share settlement process, into a combination of cash and common stock that entitles holders of our convertible senior notes to receive cash up to the principal amount ($1,000 per note) and common stock in respect of the remainder, if any, of our conversion obligation in excess of such principal amount. On June 3, 2013, we completed a tender offer to repurchase the convertible senior notes, following which $4.4 million aggregate principal amount of convertible senior notes remain outstanding. As of December 31, 2013, $4.4 million aggregate principal amount of convertible senior notes was outstanding.
The holders of our convertible senior notes may require us to repurchase the notes on June 1, 2018 and 2023, or upon a fundamental corporate change at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any. We may redeem notes at any time at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any.
For additional information on our convertible senior notes, please see “Note 6. Long-term Debt” of the Notes to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” which information is incorporated herein by reference.
Senior Secured Revolving Credit Facility
We are party to a senior secured revolving credit facility with Wells Fargo Bank, National Association as the administrative agent. The revolving credit facility is secured by substantially all of our U.S. assets and is guaranteed by all of our existing Material Domestic Subsidiaries (as defined in the credit agreement governing our revolving credit facility). Any subsidiary of ours that does not currently guarantee our obligations under our revolving credit facility that subsequently becomes a Material Domestic Subsidiary will be required to guarantee our obligations under our revolving credit facility.
The current borrowing base under the revolving credit facility is $470.0 million. The borrowing base will be redetermined by the lenders at least semi-annually on each May 1 and November 1, with the next redetermination expected in Spring 2014. The amount we are able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the credit agreement governing the revolving credit facility.

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
The annual interest rate on each base rate borrowing is (a) the greatest of the Agent’s Prime Rate, the Federal Funds Effective Rate plus 0.5% and the adjusted LIBO rate for a three-month interest period on such day plus 1.00%, plus (b) a margin between 0.50% and 1.50% (depending on the then-current level of borrowing base usage). The interest rate on each Eurodollar loan will be the adjusted LIBO rate for the applicable interest period plus a margin between 1.50% to 2.50% (depending on the then-current level of borrowing base usage).
We and our lenders amended the revolving credit facility on October 9, 2013 to, among other things, (i) extend the maturity date of the credit facility from January 27, 2016 to July 2, 2018, (ii) increase the aggregate maximum credit commitments of the lenders from $750.0 million to $1.0 billion (subject to availability under the borrowing base), (iii) approve a borrowing base of $530.0 million until the closing of the sale of our remaining oil and gas properties in the Barnett, at which time the approved borrowing base was automatically reduced to $470.0 million and such reduced borrowing base will remain in effect until redetermined or adjusted in accordance with the credit agreement governing our revolving credit facility and (iv) eliminate covenants requiring the maintenance of a specified Senior Debt to EBITDA ratio and a specified EBITDA to Interest Expense ratio.
We are subject to certain covenants under the terms of the revolving credit facility, as amended, which include, but are not limited to, the maintenance of the following financial covenants: (1) a ratio Total Debt to EBITDA of not more than (a) 4.25 to 1.00 for fiscal quarter ending December 31, 2013 and (b) 4.00 to 1.00 for fiscal quarters ending March 31, 2013 and thereafter; (2) a Current Ratio of not less than 1.00 to 1.00 (each of the capitalized terms used in the foregoing clauses (1) and (2) being as defined in the credit agreement governing the revolving credit facility). At December 31, 2013, the ratio of Total Debt to EBITDA was 1.94 to 1.00 and the Current Ratio was 2.57 to 1.00. As defined in the credit agreement governing the revolving credit facility, Total Debt is net of cash and cash equivalents and the current ratio includes an add back of the available borrowing capacity.
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
At December 31, 2013, we had no borrowings outstanding under the revolving credit facility. At December 31, 2013, we had $0.9 million in letters of credit outstanding which reduced the amounts available under the revolving credit facility. Future availability under the $470.0 million borrowing base is subject to the terms and covenants of the revolving credit facility. The revolving credit facility is used to fund ongoing working capital needs and the remainder of our capital expenditure plan to the extent such amounts exceed the cash flow from operations, proceeds from the sale of oil and gas properties and securities offerings.
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
The sale of Carrizo UK, and all of its interest in the Huntington Field discovery, closed on February 22, 2013. The Huntington facility that was secured by substantially all of Carrizo UK’s assets with limited recourse to us was repaid by Iona Energy in connection with the close of the sales transaction.

Securities Offerings in 2013, 2012 and 2011
In November 2013, we sold 4.5 million shares of our common stock in an underwritten public offering at a price to the underwriter of $42.24 per share. We used the net proceeds of approximately $189.7 million, net of offering costs, to fund a portion of our increased capital expenditure plan and for other general corporate purposes.
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
In November 2011, we issued $200.0 million aggregate principal amount of 8.625% Senior Notes in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. We used the net proceeds of approximately $194.5 million after deducting initial purchasers’ discounts and our estimated expenses, to repay a substantial portion of the borrowings then outstanding under our revolving credit facility. In February 2012, we completed an exchange offer and issued new notes and guarantees having substantially identical terms, but registered with the SEC, in exchange for all such privately issued 8.625% Senior Notes. The $200.0 million of 8.625% Senior Notes issued in November 2011 have substantially identical terms as, and are treated as a single series with, the $400.0 million of 8.625% Senior Notes described above.
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
On November 24, 2009, we entered into a land agreement pursuant to which the Company was able to acquire up to $20.0 million of oil, gas and mineral interests or leases in certain specified areas in the Barnett from an unrelated third party and its affiliate. The land agreement expired by its terms on May 31, 2011. In consideration of our receipt of an option to purchase the leases acquired by the third party (as described below), we issued to the third party’s affiliate warrants to purchase a certain number of shares of our common. The final issuance of warrants under the land agreement occurred in April 2012. See “Item 5. Market for Registrant’s Common Stock, Related Shareholder Matters and Issuer Purchases of Equity Securities” for additional information about these warrants, including their conversion price.
Effects of Inflation and Changes in Price
Our results of operations and cash flows are affected by changing oil and gas prices. Although natural gas prices have significantly declined since mid-2008 and the price of natural gas remains depressed, our revenue per unit of production increased in 2013 as a result of increased crude oil production and oil prices. Historically, inflation has had a minimal effect on us. However, with interest rates at historic lows and the government attempting to stimulate the economy through rapid expansion of the money supply in recent years, inflation could become a significant issue in the future.
Summary of Critical Accounting Policies
The following summarizes our critical accounting policies. See a complete list of significant accounting policies in “Note 2. Summary of Significant Accounting Policies” of the Notes to our Consolidated Financial Statements.
Use of Estimates
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods reported. Certain of such estimates are inherently unpredictable and will differ from actual results. We evaluate subsequent events through the date the financial statements are issued.
Significant estimates include volumes of proved oil and gas reserves, which are used in calculating the amortization of proved oil and gas property costs, the present value of future net revenues included in the full cost ceiling test, estimates of future taxable income used in assessing the realizability of deferred tax assets, and the estimated costs and timing of cash outflows underlying asset retirement obligations. Oil and gas reserve estimates, and therefore calculations based on such reserve estimates, are subject to numerous inherent uncertainties, the accuracy of which, is a function of the quality and quantity of available data, the application of engineering and geological interpretation and judgment to available data and the interpretation of mineral leaseholds and other contractual arrangements, including adequacy of title, drilling requirements and royalty obligations. These estimates also depend on assumptions regarding quantities and production rates of recoverable oil and gas reserves, oil and gas prices, timing and amounts of development costs and operating expenses, all of which will vary from those assumed in our estimates. Other significant estimates are involved in determining impairments of unevaluated leasehold costs, fair values of derivative instruments, stock-based compensation expense attributable to stock appreciation rights, collectability of receivables, and in evaluating disputed claims, interpreting contractual arrangements (including royalty obligations and notional interest calculations) and contingencies. Estimates are based on current assumptions that may be materially affected by the results of subsequent drilling and completion, testing and production as well as subsequent changes in oil and gas prices, counterparty creditworthiness, interest rates and the market value and volatility of the Company’s common stock.
Discontinued Operations
On December 27, 2012, we agreed to sell Carrizo UK, a wholly owned subsidiary of the Company, and all of its interest in the Huntington Field discovery, where Carrizo UK owned a 15% non-operated working interest and certain overriding royalty interests. The sale closed on February 22, 2013. Accordingly, we classified the U.K. North Sea assets and associated liabilities as current and long-term assets held for sale and current and long-term liabilities associated with assets held for sale in our consolidated balance sheets as of December 31, 2012. As of December 31, 2013, we classified the remaining liabilities associated with the U.K. North Sea as current and long-term liabilities of discontinued operations in the consolidated balance sheets. The related results of operations and cash flows have been classified as discontinued operations in our consolidated statements of income, statements of cash flows and condensed consolidating financial information. Unless otherwise indicated, the information included relates to our continuing operations. Information related to discontinued operations is included in “Note 3. Discontinued Operations,” “Note 13. Condensed Consolidating Financial Information” and “Note 14. Supplemental Disclosures about Oil and Gas Producing Activities (Unaudited)” of the Notes to our Consolidated Financial Statements.
Oil and Gas Properties
Oil and gas properties are accounted for using the full cost method of accounting under which all productive and nonproductive costs directly associated with property acquisition, exploration and development activities are capitalized to cost centers established on a country-by-country basis. Internal costs, consisting of compensation and benefits, including stock-based compensation, associated with employees directly associated with acquisition, exploration and development activities are capitalized and totaled $15.0 million, $11.8 million and $9.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Internal costs related to production, general corporate overhead and similar activities are expensed as incurred.
Capitalized oil and gas property costs within a cost center are amortized on an equivalent unit-of-production method, converting natural gas to barrels of oil equivalent at the ratio of six thousand cubic feet of gas to one barrel of oil, which represents their approximate relative energy content. The equivalent unit-of-production rate is computed on a quarterly basis by dividing production by proved oil and gas reserves at the beginning of the quarter then applying such amount to capitalized oil and gas property costs, which includes estimated asset retirement costs, less accumulated amortization, plus the estimated future expenditures (based on current costs) to be incurred in developing proved reserves, net of estimated salvage values. Average DD&A per Boe was $21.38, $17.55 and $11.26 for the years ended December 31, 2013, 2012 and 2011, respectively.
Unproved properties, not being amortized, include unevaluated leasehold and seismic costs associated with specific unevaluated properties, the cost of exploratory wells in progress, and related capitalized interest. Significant costs of unevaluated properties and exploratory wells in progress are assessed individually on a quarterly basis to determine whether or not and to what extent proved reserves have been assigned to the properties or if an impairment has occurred, in which case the related costs along with associated capitalized interest are added to the oil and gas property costs subject to amortization. Factors we consider in our impairment assessment include drilling results by us and other operators, the terms of oil and gas leases not held by production and drilling and completion capital expenditure plans. We expect to complete the evaluation of the majority of our unproved properties within the next five years and exploratory wells in progress within the next year. The costs of individually insignificant unevaluated leaseholds are grouped by major area and added to the oil and gas property costs subject to amortization based on the average primary lease term of the properties. We capitalized interest costs associated with our unevaluated leasehold and seismic costs and exploratory wells in progress of $29.9 million, $24.8 million and $23.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The amount of interest costs capitalized is determined on a quarterly basis based on the average balance of unevaluated leasehold and seismic costs and the average balance of exploratory wells in progress using a weighted-average interest rate based on outstanding borrowings.
Proceeds from the sale of proved oil and gas properties or unevaluated leasehold costs are recognized as a reduction of capitalized oil and gas property costs with no gain or loss recognized, unless the sale significantly alters the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. On February 22, 2013, we closed the sale of Carrizo UK, which included all of our proved reserves in our U.K. cost center. As a result, in the first quarter of 2013, we recognized a $37.3 million pre-tax gain in “Net income from discontinued operations, net of income taxes” in the consolidated statements of income. Further, on October 31, 2013, we closed the sale of our remaining oil and gas properties in the Barnett Shale. The proved reserves attributable to the Barnett Shale sale represented 40% of our proved reserves as of October 31, 2013, which significantly altered the relationship between capitalized costs and proved reserves of oil and gas attributable to our U.S. cost center. As a result, we recognized a pre-tax loss on the sale of $45.4 million in “Loss on sale of oil and gas properties” in the consolidated statements of income in the fourth quarter of 2013. Other than the sales noted above, we have not had any sales that significantly altered the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center through December 31, 2013.
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
The table below presents results of the U.S. full cost ceiling test along with various pricing scenarios to demonstrate the sensitivity of our U.S. cost center ceiling to changes in 12 month average benchmark oil and gas prices underlying our average realized prices. This sensitivity analysis is as of December 31, 2013 and, accordingly, does not consider drilling results, production and prices subsequent to December 31, 2013 that may require revisions to our proved reserve estimates.

	12 Month Average		Excess of cost center ceiling over net capitalized costs	Increase/(Decrease) in excess of cost center ceiling over net capitalized costs
U.S. Full Cost Pool Scenarios	Oil Price ($/Bbl)	Gas Price ($/Mcf)	(in millions)	(in millions)
December 31, 2013 Actual	$99.44	$2.97	$390

Oil and Gas Price Sensitivity
Oil and Gas +10%	$109.12	$3.35	$613	$223
Oil and Gas -10%	$89.77	$2.59	$167	$(223)

Oil Price Sensitivity
Oil +10%	$109.12	$2.97	$588	$198
Oil -10%	$89.77	$2.97	$192	$(198)

Gas Price Sensitivity
Gas +10%	$99.44	$3.35	$415	$25
Gas -10%	$99.44	$2.59	$365	$(25)
As noted above, with the sale of Carrizo UK, we sold all of our proved reserves attributable to our U.K. cost center and as such, no full cost ceiling test is necessary.
Oil and Gas Reserve Estimates
The proved oil and gas reserve estimates as of December 31, 2013 included in this document have been prepared by Ryder Scott Company, L.P., independent third party reserve engineers. Reserve engineering is a subjective process of estimating underground accumulations of hydrocarbons that cannot be measured in an exact manner. The process relies on judgment and the interpretation of available geologic, geophysical, engineering and production data. The extent, quality and reliability of this data can vary. The process also requires assumptions regarding drilling and operating costs, taxes and availability of funds. The oil and gas reserve estimation and disclosure requirements mandate certain of these assumptions such as existing economic and operating conditions, average oil and gas prices and the discount rate.
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
Our depletion rate depends on our estimate of total proved reserves. If our estimates of total proved reserves increased or decreased, the depletion rate and therefore DD&A expense would decrease or increase, respectively. A 10% increase or decrease in our estimates of total proved reserves at December 31, 2013, would have decreased or increased our DD&A expense by approximately 8.9% or 10.8%, respectively, for the fourth quarter of 2013.
Derivative Instruments
We use commodity derivative instruments, primarily fixed price swaps and costless collars, to manage our exposure to commodity price risk. All derivative instruments, are recorded on the consolidated balance sheets as either an asset or liability measured at fair value. We net our derivative instrument fair value amounts executed with the same counterparty pursuant to ISDA master agreements, which provide for net settlement over the term of the contract and in the event of default or termination of the contract. Although the derivative instruments provide an economic hedge of our exposure to commodity price volatility, because we elected not to meet the criteria to qualify our derivative instruments for hedge accounting treatment, gains and losses as a result of changes in the fair value of derivative instruments are recognized as gain (loss) on derivative instruments, net in the consolidated statements of income in the period in which the changes occur. The net cash flows resulting from the payments to and receipts from counterparties as a result of derivative settlements are classified in operating activities along with the cash flows of the underlying hedged transactions. The Company does not enter into derivative instruments for speculative or trading purposes.
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
Income Taxes
Income taxes are recognized based on earnings reported for tax return purposes in addition to a provision for deferred income taxes. Deferred income taxes are recognized at the end of each reporting period for the future tax consequences of cumulative temporary differences between the tax bases of assets and liabilities and their reported amounts in our financial statements based on existing tax laws and enacted statutory tax rates applicable to the periods in which the temporary differences are expected to affect taxable income. We routinely assess the realizability of our deferred tax assets by taxing jurisdiction and consider our estimate of future taxable income based on production of proved reserves at estimated future pricing in making such assessments. If we conclude that it is more likely than not that some portion or all of the benefit from deferred tax assets will not be realized, the deferred tax assets are reduced by a valuation allowance. We classify interest and penalties associated with income taxes as interest expense.
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
We review the carrying value of our oil and gas properties on a quarterly basis using the full cost method of accounting. See “—Summary of Critical Accounting Policies—Oil and Gas Properties.”
We use commodity derivative instruments, primarily fixed price swaps and costless collars, to reduce our exposure to commodity price volatility for a substantial, but varying, portion of our forecasted oil and gas production up to 60 months and thereby achieve a more predictable level of cash flows to support our drilling and completion capital expenditure program. Costless collars are designed to establish floor and ceiling prices on anticipated future oil and gas production. While the use of these derivative instruments limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. We do not enter into derivative contracts for speculative or trading purposes.
We typically have numerous hedge positions that span several time periods and often result in both fair value asset and liability positions held with that counterparty, which positions are all offset to a single fair value asset or liability at the end of each reporting period. We net our derivative instrument fair value amounts executed with the same counterparty pursuant to ISDA master agreements, which provide for net settlement over the term of the contract and in the event of default or termination of the contract. The fair value of derivative instruments where we are in a net asset position with our counterparties at December 31, 2013 and 2012 totaled $9.3 million and $29.2 million, respectively and is summarized by counterparty in the table below:

Counterparty	December 31, 2013	December 31, 2012
Credit Suisse	46%	40%
Societe Generale	31%	22%
Wells Fargo	23%	2%
BNP Paribas	—%	33%
BBVA Compass	—%	3%
Total	100%	100%
Because the counterparties to our derivative instruments are high credit quality financial institutions that are lenders under our credit agreement, we believe we have minimal credit risk and accordingly do not currently require our counterparties to post collateral to support the net asset positions of our derivative instruments. As such, we are exposed to credit risk to the extent of nonperformance by the counterparties to our derivative instruments. Although we do not currently anticipate such nonperformance, we continue to monitor the financial viability of our counterparties. The fair value of derivative instruments where we are in a net liability position with our counterparties at December 31, 2013 and 2012 totaled $10.1 million and $0, respectively. We use only credit agreement participants to hedge with, since these institutions are secured equally with the holders of our bank debt, which eliminates the potential need to post collateral when we are in a net derivative liability position.
For the years ended December 31, 2013, 2012 and 2011, we recorded in the consolidated statements of income a loss on derivative instruments, net of $18.4 million and gains on derivative instruments, net of $31.4 million and $48.4 million, respectively.
The following sets forth a summary of our crude oil derivative positions at average NYMEX prices as of December 31, 2013.

Period	Type of Contract	Volume (in Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)	Weighted Average Short Put Price ($/Bbl)	Weighted Average Put Spread ($/Bbl)
FY 2014	Swaps	7,500	$92.59
	Collars	3,000	$88.33	$104.26
	Three-way collars	500	$85.00	$107.75	$65.00	$20.00
FY 2015	Swaps	4,250	$91.30
	Collars	700	$90.00	$100.65
	Three-way collars	1,000	$85.00	$105.00	$65.00	$20.00
FY 2016	Three-way collars	667	$85.00	$104.00	$65.00	$20.00
The following sets forth a summary of our natural gas derivative positions at average NYMEX prices as of December 31, 2013.

Period	Type of Contract	Volume (in MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)
FY 2014	Swaps	45,000	$4.09
	Collars	10,000		$5.50
FY 2015	Swaps	10,000	$4.33
Item 7A. Qualitative and Quantitative Disclosures about Market Risk
Commodity Risk
Our primary market risk exposure is the commodity pricing applicable to our oil and gas production. The prices we realize on the sale of such production are primarily driven by the prevailing worldwide price for oil and spot prices of natural gas. The effects of such pricing volatility have been discussed above, and such volatility is expected to continue. A 10% fluctuation in the price received for oil and gas production would have an approximate $52.0 million impact on our revenues for the year ended December 31, 2013.

We use various types of derivative instruments to manage our exposure to commodity price risk and to provide a level of certainty in our forward cash flows supporting our capital expenditure program. The derivative instruments we typically use include fixed-rate swaps, costless collars, puts, calls and basis differential swaps. Our current long-term strategy is to manage exposure for a substantial, but varying, portion of forecasted production up to 60 months. We do not hold or issue derivative instruments for trading purposes. For the years ended December 31, 2013, 2012 and 2011, we recorded in the consolidated statements of income a loss on derivative instruments, net of $18.4 million and gains on derivative instruments, net of $31.4 million and $48.4 million, respectively.
Financial Instruments and Debt Maturities
In addition to our derivative instruments, our other financial instruments include cash and cash equivalents, receivables, payables and long-term debt. The carrying amounts of cash and cash equivalents, receivables, and payables approximate fair value due to the highly liquid or short-term nature of these instruments. The fair values of borrowings under our revolving credit facility approximate the carrying amounts as of December 31, 2013, and were based upon interest rates currently available to us for borrowings with similar terms. The fair values of our convertible senior notes, 8.625% Senior Notes, and 7.50% Senior Notes at December 31, 2013 were estimated at approximately $4.1 million, $645.0 million, and $327.0 million, respectively, and were based on quoted market prices. As of December 31, 2013, scheduled maturities of long-term debt are $604.4 million in 2018 and $300.0 million in 2020.
Item 8. Financial Statements and Supplementary Data
The financial statements and information required by this Item appears on pages F-1 through F-38 of this Annual Report on Form 10-K.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this evaluation, management used the Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2013.
KPMG LLP, our independent registered public accounting firm that audited our consolidated financial statements, has also issued its own audit report on the effectiveness of our internal control over financial reporting as of December 31, 2013, which is filed with this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the fiscal quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to our definitive Proxy Statement (the “2014 Proxy Statement”) for our 2014 annual meeting of shareholders. The 2014 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2013.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the 2014 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2013.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated herein by reference to the 2014 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2013.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the 2014 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2013.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to the 2014 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2013.

PART IV
Item 15.     Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
The response to this item is submitted in a separate section of this Annual Report on Form 10-K.
(a)(2) Financial Statement Schedules
None.
(a)(3) Exhibits
EXHIBIT INDEX

Exhibit Number		Description
†1.1	—
Underwriting Agreement, dated as of November 6, 2013, by and between Carrizo Oil & Gas, Inc., the Subsidiary Guarantors named therein and RBC Capital Markets, LLC, Wells Fargo Securities, LLC and Global Hunter Securities, LLC, as representatives of the several Underwriters (incorporated herein by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on November 8, 2013).

†2.1	—
Purchase and Sale Agreement, dated as of September 3, 2013, among affiliates of EnerVest, Ltd. and Carrizo Oil & Gas, Inc., CLLR, Inc., Hondo Pipeline, Inc. and Mescalero Pipeline, Inc. (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on November 4, 2013).

†2.2	—
First Amendment to Purchase and Sale Agreement, dated as of September 5, 2013, among affiliates of EnerVest, Ltd. and Carrizo Oil & Gas, Inc., CLLR, Inc., Hondo Pipeline, Inc. and Mescalero Pipeline, Inc. (incorporated herein by reference to Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on November 4, 2013).

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
Form of Director Restricted Stock Unit Award Agreement under the Incentive Plan of Carrizo Oil & Gas, Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 17, 2013).

*†10.11	—
Form of 2010 Employee Restricted Stock Unit Award Agreement (with performance-based vesting and time-based vesting) (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2010).

*†10.12	—
Form of Employee Restricted Stock Award Agreement (Officer) under the Incentive Plan of Carrizo Oil & Gas, Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 17, 2013).

*†10.13	—
Form of Employee Restricted Stock Unit Award Agreement (Officer) under the Incentive Plan of Carrizo Oil & Gas, Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 17, 2013).

*†10.14	—
Form of 2009 Employee Cash or Stock Settled Stock Appreciation Rights Award Agreement under the Carrizo Oil & Gas, Inc. Incentive Plan (incorporated herein by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on June 9, 2009).

*†10.15	—
Form of Employee Stock Appreciation Rights Agreement (Officer) under Incentive Plan of Carrizo Oil & Gas, Inc. (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 17, 2013).

*†10.16	—	Carrizo Oil & Gas, Inc. Cash-Settled Stock Appreciation Rights Plan (incorporated herein by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on June 9, 2009).
*†10.17	—
Form of 2009 Employee Cash-Settled Stock Appreciation Rights Award Agreement pursuant to the Carrizo Oil & Gas, Inc. Cash-Settled Stock Appreciation Rights Plan (incorporated herein by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on June 9, 2009).

*†10.18	—
Form of Employee Stock Appreciation Rights Agreement (Officer) pursuant to the Carrizo Oil & Gas, Inc. Cash-Settled Stock Appreciation Rights Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 17, 2013).

†10.19	—
S Corporation Tax Allocation, Payment and Indemnification Agreement among the Company and Messrs. Loyd, Webster, Johnson, Hamilton and Wojtek (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-29187)).

†10.20	—
S Corporation Tax Allocation, Payment and Indemnification Agreement among Carrizo Production, Inc. and Messrs. Loyd, Webster, Johnson, Hamilton and Wojtek (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (Registration No. 333-29187)).

†10.21	—
Amended and Restated Registration Rights Agreement dated December 15, 1999 among the Company, Paul B. Loyd Jr., Douglas A. P. Hamilton, Steven A. Webster, S.P. Johnson IV, Frank A. Wojtek and DAPHAM Partnership, L.P. (incorporated herein by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed December 22, 1999).

†10.22	—
Registration Rights Agreement dated February 20, 2002 among the Company, Mellon Ventures, L.P. and Steven A. Webster (incorporated herein by reference to Exhibit 99.5 to the Company’s Current Report on Form 8-K filed February 27, 2002).

†10.23	—
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

†10.24	—
First Amendment, dated as of March 26, 2012, to Credit Agreement dated as of January 27, 2011, among Carrizo Oil & Gas, Inc., BNP Paribas as administrative agent, and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

†10.25	—
Second Amendment to Credit Agreement, dated as of September 4, 2012, among Carrizo Oil & Gas, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lender parties thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2012).

†10.26	—
Third Amendment to Credit Agreement, dated as of September 27, 2012, among Carrizo Oil & Gas, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lender parties thereto (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

†10.27	—
Fourth Amendment to Credit Agreement, dated as of October 9, 2013, among Carrizo Oil & Gas, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lender parties thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2013).

†10.28	—
Senior Secured Multicurrency Credit Facility Agreement dated as of January 28, 2011 among Carrizo UK Huntington Ltd., as Borrower, Carrizo Oil & Gas, Inc., as Parent, and BNP Paribas and Societe Generale as Lead Arrangers, Bookrunners and Original Lenders (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 2, 2011).

†10.29	—
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

†10.30	—
Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997).

†10.31	—	Form of Amendment to Director Indemnification Agreement (incorporated herein by reference to Exhibit 99.8 to the Company’s Current Report a Form 8-K filed February 27, 2002).
†10.32	—
Omnibus Amendment among Carrizo (Marcellus) LLC, Carrizo Oil & Gas, Inc., Avista Capital Partners II, L.P. and ACP II Marcellus LLC, dated as of September 10, 2010 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on September 16, 2010).

†10.33	—
Amended and Restated Participation Agreement, dated as of November 16, 2010, and effective as of October 1, 2010, among Carrizo (Marcellus) WV LLC, Carrizo Oil & Gas, Inc., Avista Capital Partners II, L.P. and ACP II Marcellus LLC (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 19, 2010).

21.1	—	Subsidiaries of the Company.
23.1	—	Consent of KPMG LLP.
23.2	—	Consent of Ryder Scott Company, L.P.
31.1	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	—	Summary of Reserve Report and Report of Ryder Scott Company, L.P. as of December 31, 2013.
†    Incorporated by reference as indicated.
*    Management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Carrizo Oil & Gas, Inc.:
We have audited the accompanying consolidated balance sheets of Carrizo Oil & Gas, Inc. and subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carrizo Oil & Gas, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 3, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
/s/ KPMG LLP
Houston, Texas
March 3, 2014

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Carrizo Oil & Gas, Inc.:
We have audited Carrizo Oil & Gas Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Carrizo Oil & Gas Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting as presented within Item 9A. Controls and Procedures. Our responsibility is to express an opinion on Carrizo Oil & Gas, Inc.’s internal control over financial reporting based on our audit.
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
In our opinion, Carrizo Oil & Gas, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Carrizo Oil & Gas, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 3, 2014 expressed an unqualified opinion on those consolidated financial statements.
/s/ KPMG LLP
Houston, Texas
March 3, 2014

CARRIZO OIL & GAS, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except per share amounts)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$157,439	$52,095
Accounts receivable, net	104,553	112,821
Accounts receivable - related party	6,642	9,815
Current assets held for sale	—	1,882
Fair value of derivative instruments	—	23,981
Deferred income taxes	4,201	—
Prepaids and other current assets	6,926	8,111
Total current assets	279,761	208,705
PROPERTY AND EQUIPMENT, NET
Oil and gas properties using the full cost method of accounting
Proved oil and gas properties, net	1,408,484	1,152,548
Unproved properties, not being amortized	377,437	323,688
Other property and equipment, net	8,294	11,438
TOTAL PROPERTY AND EQUIPMENT, NET	1,794,215	1,487,674
LONG-TERM ASSETS HELD FOR SALE	—	132,626
DEFERRED FINANCING COSTS, NET	22,899	23,914
FAIR VALUE OF DERIVATIVE INSTRUMENTS	9,284	5,180
DEFERRED INCOME TAXES	—	21,272
OTHER ASSETS	4,601	4,625
TOTAL ASSETS	$2,110,760	$1,883,996
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable, trade	$54,371	$44,775
Accounts payable - related party	2,775	—
Revenue and royalties payable	80,198	82,300
Accrued drilling costs	85,452	60,729
Accrued interest	17,430	18,012
Other accrued liabilities	41,759	28,445
Advances for joint operations	19,967	8,069
Fair value of derivative instruments	9,947	—
Deferred income taxes	—	7,925
Current liabilities associated with assets held for sale	—	48,663
Current liabilities of discontinued operations	10,936	—
Total current liabilities	322,835	298,918
LONG-TERM DEBT, NET OF DEBT DISCOUNT	900,247	967,808
LONG-TERM LIABILITIES ASSOCIATED WITH ASSETS HELD FOR SALE	—	23,547
LONG-TERM LIABILITIES OF DISCONTINUED OPERATIONS	17,336	—
ASSET RETIREMENT OBLIGATIONS	6,576	4,489
DEFERRED INCOME TAXES	16,856	—
OTHER LIABILITIES	5,306	4,218
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY
Common stock, $0.01 par value (90,000 shares authorized, 45,469 and 40,165 shares issued and outstanding at December 31, 2013 and 2012, respectively)	455	402
Additional paid-in capital	879,948	667,096
Accumulated deficit	(38,799)	(82,482)
Total shareholders’ equity	841,604	585,016
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,110,760	$1,883,996
The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF INCOME

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
OIL AND GAS REVENUES	$520,182	$368,180	$202,167
COSTS AND EXPENSES
Lease operating	46,828	31,471	28,314
Production tax	19,811	13,542	5,697
Ad valorem tax	8,701	9,813	3,625
Depreciation, depletion and amortization	213,820	165,621	84,606
General and administrative (inclusive of stock-based compensation expense of $29,373, $11,689 and $11,864 for the years ended December 31, 2013, 2012 and 2011, respectively)	77,492	48,708	41,539
Accretion related to asset retirement obligations	471	372	235
Loss on sale of oil and gas properties	45,377	—	—
TOTAL COSTS AND EXPENSES	412,500	269,527	164,016
OPERATING INCOME	107,682	98,653	38,151
OTHER INCOME AND EXPENSES
Gain (loss) on derivative instruments, net	(18,417)	31,371	48,423
Interest expense	(84,578)	(73,006)	(50,998)
Capitalized interest	29,889	24,848	23,369
Other income (expense), net	185	267	(800)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	34,761	82,133	58,145
INCOME TAX EXPENSE	(12,903)	(30,956)	(25,611)
NET INCOME FROM CONTINUING OPERATIONS	$21,858	$51,177	$32,534
NET INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	21,825	4,310	4,095
NET INCOME	$43,683	$55,487	$36,629

NET INCOME PER COMMON SHARE - BASIC
Net income from continuing operations	$0.54	$1.29	$0.83
Net income from discontinued operations	0.53	0.11	0.11
Net income	$1.07	$1.40	$0.94

NET INCOME PER COMMON SHARE - DILUTED
Net income from continuing operations	$0.53	$1.28	$0.82
Net income from discontinued operations	0.53	0.11	0.10
Net income	$1.06	$1.39	$0.92

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING
Basic	40,781	39,591	39,077
Diluted	41,355	40,026	39,668
The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
		(In thousands, except share amounts)
BALANCE, January 1, 2011	38,906,177	$389	$630,845	$(174,598)	$456,636
Stock options exercised for cash	151,500	1	47	—	48
Stock-based compensation	—	—	14,444	—	14,444
Restricted stock, net of forfeitures	439,237	4	(483)	—	(479)
Other	65,762	1	2,576	—	2,577
Net income	—	—	—	36,629	36,629
BALANCE, December 31, 2011	39,562,676	$395	$647,429	$(137,969)	$509,855
Stock options exercised for cash	20,500	1	106	—	107
Stock-based compensation	—	—	17,396	—	17,396
Restricted stock, net of forfeitures	488,052	5	(85)	—	(80)
Other	93,289	1	2,250	—	2,251
Net income	—	—	—	55,487	55,487
BALANCE, December 31, 2012	40,164,517	$402	$667,096	$(82,482)	$585,016
Stock options exercised for cash	206,501	2	1,251	—	1,253
Stock-based compensation	—	—	19,531	—	19,531
Restricted stock, net of forfeitures	552,831	6	(539)	—	(533)
Common stock offerings, net of offering costs	4,500,000	45	189,641	—	189,686
Other	44,826	—	2,968	—	2,968
Net income	—	—	—	43,683	43,683
BALANCE, December 31, 2013	45,468,675	$455	$879,948	$(38,799)	$841,604
The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$43,683	$55,487	$36,629
Net income from discontinued operations, net of income taxes	(21,825)	(4,310)	(4,095)
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations
Depreciation, depletion and amortization expense	213,820	165,621	84,606
Non-cash (gain) loss on derivatives, net	30,908	7,553	(12,971)
Accretion expense related to asset retirement obligations	471	372	235
Loss on sale of oil and gas properties	45,377	—	—
Stock-based compensation, net of amounts capitalized	29,373	11,689	11,864
Deferred income taxes	10,934	30,142	24,546
Non-cash interest expense, net of amounts capitalized	3,932	4,584	3,061
Other, net	3,704	6,036	4,033
Changes in operating assets and liabilities-
Accounts receivable	11,557	(67,120)	(23,910)
Accounts payable	13,595	26,942	33,457
Accrued liabilities	(12,588)	21,832	9,354
Other, net	(5,467)	(5,757)	(11,298)
Net cash provided by operating activities from continuing operations	367,474	253,071	155,511
Net cash used in operating activities from discontinued operations	(623)	(845)	(1,173)
Net cash provided by operating activities	366,851	252,226	154,338
CASH FLOWS FROM INVESTING ACTIVITIES
Capital expenditures - oil and gas properties	(786,976)	(735,711)	(516,004)
Capital expenditures - other property and equipment	(968)	(4,176)	(1,363)
Increase (decrease) in capital expenditure payables and accruals	32,261	(9,880)	49,346
Proceeds from sales of oil and gas properties, net	238,470	341,597	167,265
Advances to operators	447	(3,687)	390
Advances for joint operations	11,898	(46,110)	50,772
Other, net	(5,017)	(7,184)	(474)
Net cash used in investing activities from continuing operations	(509,885)	(465,151)	(250,068)
Net cash provided by (used in) investing activities from discontinued operations	124,533	(42,265)	(35,930)
Net cash used in investing activities	(385,352)	(507,416)	(285,998)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from borrowings and issuances	582,000	1,040,772	879,061
Debt repayments	(651,325)	(796,000)	(752,660)
Payments of debt issuance and retirement costs	(3,257)	(7,101)	(9,622)
Proceeds from common stock offerings, net of offering costs	189,686	—	—
Excess tax benefits from stock-based compensation	1,969	—	—
Proceeds from stock options exercised	1,253	107	47
Net cash provided by financing activities from continuing operations	120,326	237,778	116,826
Net cash provided by financing activities from discontinued operations	3,000	41,914	38,818
Net cash provided by financing activities	123,326	279,692	155,644
NET INCREASE IN CASH AND CASH EQUIVALENTS	104,825	24,502	23,984
CASH AND CASH EQUIVALENTS, beginning of year	52,614	28,112	4,128
CASH AND CASH EQUIVALENTS, end of year	$157,439	$52,614	$28,112

SUPPLEMENTAL CASH FLOW DISCLOSURES
Cash paid for interest, net of amounts capitalized	$50,770	$43,629	$26,077
Cash paid for income taxes	$505	$587	$4,156
The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Operations
Carrizo Oil & Gas, Inc. is a Houston-based energy company which, together with its subsidiaries (collectively, the “Company”), is actively engaged in the exploration, development, and production of oil and gas primarily from resource plays located in the United States. The Company’s current operations are principally focused in proven, producing oil and gas plays primarily in the Eagle Ford Shale in South Texas, the Niobrara Formation in Colorado, the Marcellus Shale in Pennsylvania, and the Utica Shale in Ohio.
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
Discontinued Operations
On December 27, 2012, the Company agreed to sell Carrizo UK Huntington Ltd, a wholly owned subsidiary of the Company (“Carrizo UK”), and all of its interest in the Huntington Field discovery, where Carrizo UK owned a 15% non-operated working interest and certain overriding royalty interests. The sale closed on February 22, 2013. Accordingly, the Company classified the U.K. North Sea assets and associated liabilities as current and long-term assets held for sale and current and long-term liabilities associated with assets held for sale in the consolidated balance sheets as of December 31, 2012. As of December 31, 2013, the Company classified the remaining liabilities associated with the U.K. North Sea as current and long-term liabilities of discontinued operations in the consolidated balance sheets. The related results of operations and cash flows have been classified as discontinued operations in the consolidated statements of income, statements of cash flows and condensed consolidating financial information. Unless otherwise indicated, the information in these notes relates to the Company’s continuing operations. Information related to discontinued operations is included in “Note 3. Discontinued Operations”, “Note 13. Condensed Consolidating Financial Information” and “Note 14. Supplemental Disclosures about Oil and Gas Producing Activities (Unaudited).”
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods reported. Certain of such estimates are inherently unpredictable and will differ from actual results. The Company evaluates subsequent events through the date the financial statements are issued.
Significant estimates include volumes of proved oil and gas reserves, which are used in calculating the amortization of proved oil and gas property costs, the present value of future net revenues included in the full cost ceiling test, estimates of future taxable income used in assessing the realizability of deferred tax assets, and the estimated costs and timing of cash outflows underlying asset retirement obligations. Oil and gas reserve estimates, and therefore calculations based on such reserve estimates, are subject to numerous inherent uncertainties, the accuracy of which, is a function of the quality and quantity of available data, the application of engineering and geological interpretation and judgment to available data and the interpretation of mineral leaseholds and other contractual arrangements, including adequacy of title, drilling requirements and royalty obligations. These estimates also depend on assumptions regarding quantities and production rates of recoverable oil and gas reserves, oil and gas prices, timing and amounts of development costs and operating expenses, all of which will vary from those assumed in the Company’s estimates. Other significant estimates are involved in determining impairments of unevaluated leasehold costs, fair values of derivative instruments, stock-based compensation expense attributable to stock appreciation rights, collectability of receivables, and in evaluating disputed claims, interpreting contractual arrangements (including royalty obligations and notional interest calculations) and contingencies. Estimates are based on current assumptions that may be materially affected by the results of subsequent drilling and completion, testing and production as well as subsequent changes in oil and gas prices, counterparty creditworthiness, interest rates and the market value and volatility of the Company’s common stock.
Cash and Cash Equivalents
Cash and cash equivalents include highly liquid investments with original maturities of three months or less.
Accounts Receivable and Allowance for Doubtful Accounts
The Company establishes an allowance for doubtful accounts when it determines that it will not collect all or a part of an accounts receivable balance. The Company assesses the collectability of its accounts receivable on a quarterly basis and adjusts the allowance as necessary using the specific identification method. At December 31, 2013 and 2012, the Company’s allowance for doubtful accounts was $0.6 million and $1.4 million, respectively.
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
Derivative instruments subject the Company to a concentration of credit risk. See “Note 11. Derivative Instruments” for further discussion of concentration of credit risk related to the Company’s derivative instruments.
Major Customers
In 2013, two customers accounted for approximately 47% and 23% of the Company’s oil and gas revenues. In 2012, two customers accounted for approximately 53% and 10% of the Company’s oil and gas revenues. In 2011, one customer accounted for approximately 43% of the Company’s oil and gas revenues.
Oil and Gas Properties
Oil and gas properties are accounted for using the full cost method of accounting under which all productive and nonproductive costs directly associated with property acquisition, exploration and development activities are capitalized to cost centers established on a country-by-country basis. Internal costs, consisting of compensation and benefits, including stock-based compensation, associated with employees directly associated with acquisition, exploration and development activities are capitalized and totaled $15.0 million, $11.8 million and $9.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. Internal costs related to production, general corporate overhead and similar activities are expensed as incurred.
Capitalized oil and gas property costs within a cost center are amortized on an equivalent unit-of-production method, converting natural gas to barrels of oil equivalent at the ratio of six thousand cubic feet of gas to one barrel of oil, which represents their approximate relative energy content. The equivalent unit-of-production rate is computed on a quarterly basis by dividing production by proved oil and gas reserves at the beginning of the quarter then applying such amount to capitalized oil and gas property costs, which includes estimated asset retirement costs, less accumulated amortization, plus the estimated future expenditures (based on current costs) to be incurred in developing proved reserves, net of estimated salvage values. Average depreciation, depletion and amortization (“DD&A”) per Boe was $21.38, $17.55 and $11.26 for the years ended December 31, 2013, 2012 and 2011, respectively.
Unproved properties, not being amortized, include unevaluated leasehold and seismic costs associated with specific unevaluated properties, the cost of exploratory wells in progress, and related capitalized interest. Significant costs of unevaluated properties and exploratory wells in progress are assessed individually on a quarterly basis to determine whether or not and to what extent proved reserves have been assigned to the properties or if an impairment has occurred, in which case the related costs along with associated capitalized interest are added to the oil and gas property costs subject to amortization. Factors the Company considers in its impairment assessment include drilling results by the Company and other operators, the terms of oil and gas leases not held by production and drilling and completion capital expenditure plans. The Company expects to complete its evaluation of the majority of its unproved properties within the next five years and exploratory wells in progress within the next year. The costs of individually insignificant unevaluated leaseholds are grouped by major area and added to the oil and gas property costs subject to amortization based on the average primary lease term of the properties. The Company capitalized interest costs associated with its unevaluated leasehold and seismic costs and exploratory wells in progress of $29.9 million, $24.8 million and $23.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. The amount of interest costs capitalized is determined on a quarterly basis based on the average balance of unevaluated leasehold and seismic costs and the average balance of exploratory wells in progress using a weighted-average interest rate based on outstanding borrowings.

Proceeds from the sale of proved oil and gas properties or unevaluated leasehold costs are recognized as a reduction of capitalized oil and gas property costs with no gain or loss recognized, unless the sale significantly alters the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. On February 22, 2013, the Company closed the sale of Carrizo UK, which included all of the Company’s proved reserves in its U.K. cost center. As a result, in the first quarter of 2013, the Company recognized a $37.3 million pre-tax gain in “Net income from discontinued operations, net of income taxes” in the consolidated statements of income. Further, on October 31, 2013, the Company closed the sale of its remaining oil and gas properties in the Barnett. The proved reserves attributable to the Barnett sale represented 40% of the Company’s proved reserves as of October 31, 2013, which significantly altered the relationship between capitalized costs and proved reserves of oil and gas attributable to the Company’s U.S. cost center. As a result, the Company recognized a pre-tax loss on the sale of $45.4 million in “Loss on sale of oil and gas properties” in the consolidated statements of income in the fourth quarter of 2013. Other than the sales noted above, the Company has not had any sales that significantly altered the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center through December 31, 2013.
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
The estimated future net revenues used in the ceiling test are calculated using the average realized prices for sales of oil and gas on the first calendar day of each month during the preceding 12-month period prior to the end of the current reporting period. Prices are held constant indefinitely and are not changed except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts. Prices used in the ceiling test computation do not include the impact of derivative instruments because the Company elected not to meet the criteria to qualify its derivative instruments for hedge accounting treatment.
Depreciation of other property and equipment is recognized using the straight-line method based on estimated useful lives ranging from five to ten years.
Deferred Financing Costs
Deferred financing costs, net were $22.9 million and $23.9 million as of December 31, 2013 and 2012, respectively and include legal fees, accounting fees, underwriting fees, printing costs, and other direct costs associated with the issuance of debt securities and costs associated with the revolving credit facility. The capitalized costs are amortized to interest expense using the effective interest method over the terms of the debt securities or credit facility.
Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, receivables, payables, derivative instruments and long-term debt. The carrying amounts of cash and cash equivalents, receivables and payables approximate fair value due to the highly liquid or short-term nature of these instruments. The fair values of the Company’s derivative instruments are based on a third-party industry-standard pricing model that uses market data obtained from third-party sources, including (a) quoted forward prices for oil and gas, (b) discount rates and (c) volatility factors. The carrying amounts of long-term debt under the Company’s revolving credit facility approximate fair value as the borrowings bear interest at variable rates of interest. The carrying amounts of the Company’s senior notes and convertible senior notes may not approximate fair value because the notes bear interest at fixed rates of interest. See “Note 6. Long-Term Debt” and “Note 12. Fair Value Measurements.”
Asset Retirement Obligations
The Company’s asset retirement obligations represent the present value of the estimated future costs associated with the plugging and abandonment of oil and gas wells, removal of production equipment and facilities and restoring the surface of the land in accordance with the terms of the oil and gas lease and applicable local, state and federal laws. Determining asset retirement obligations requires estimates of the costs of plugging and abandoning oil and gas wells, removing production equipment and facilities and restoring the surface of the land as well as estimates of the economic lives of the oil and gas wells and future inflation rates. The resulting estimate of future cash outflows are discounted using a credit-adjusted risk-free interest rate that corresponds with the timing of the cash outflows. Cost estimates consider historical experience, third party estimates, the requirements of the oil and gas leases and applicable local, state and federal laws, but do not consider estimated salvage values. The asset retirement obligation is recognized when the well is drilled or when the production equipment and facilities are installed with an associated increase in oil and gas property costs. Asset retirement obligations are accreted to their expected settlement values with any difference between the actual cost of settling the asset retirement obligations and recorded amount being recognized as an adjustment to proved oil and gas property costs. On an interim basis, when indicators suggest there have been material changes in the estimates underlying the obligation, the Company reassesses its asset retirement obligations to determine whether any revisions to the obligations are necessary. At least annually, the Company reassesses all of its asset retirement obligations to determine whether any revisions to the obligation are necessary. Revisions typically occur due to changes in estimated costs or well economic lives, or if federal or state regulators enact new requirements regarding the abandonment of oil and gas wells.
Commitments and Contingencies
Liabilities are recognized for contingencies when (i) it is both probable that an asset has been impaired or that a liability has been incurred and (ii) the amount of such loss is reasonably estimable.
Revenue Recognition
Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, delivery has occurred, title has transferred and collectability is reasonably assured. The Company follows the sales method of accounting whereby revenues from the production of oil and gas properties in which the Company has an interest with other producers are recognized for production sold to purchasers, regardless of whether the sales are proportionate to the Company’s ownership interest in the property. Production imbalances are recognized as an asset or liability to the extent that the Company has an imbalance on a specific property that is in excess of its remaining proved reserves. Sales volumes are not significantly different from the Company’s share of production and as of December 31, 2013 and 2012, the Company did not have any material production imbalances.
Derivative Instruments
The Company uses commodity derivative instruments, primarily fixed price swaps and costless collars, to manage its exposure to commodity price risk. All derivative instruments, are recorded on the consolidated balance sheets as either an asset or liability measured at fair value. The Company nets its derivative instrument fair value amounts executed with the same counterparty pursuant to ISDA master agreements, which provide for net settlement over the term of the contract and in the event of default or termination of the contract. Although the derivative instruments provide an economic hedge of the Company’s exposure to commodity price volatility, because the Company elected not to meet the criteria to qualify its derivative instruments for hedge accounting treatment, gains and losses as a result of changes in the fair value of derivative instruments are recognized as gain (loss) on derivative instruments, net in the consolidated statements of income in the period in which the changes occur. The net cash flows resulting from the payments to and receipts from counterparties as a result of derivative settlements are classified in operating activities along with the cash flows of the underlying hedged transactions. The Company does not enter into derivative instruments for speculative or trading purposes.
The Company’s Board of Directors establishes risk management policies and reviews derivative instruments, including volumes, types of instruments and counterparties, on a quarterly basis. These policies require that derivative instruments be executed only by the President or Chief Financial Officer after consultation with and concurrence by the President, Chief Financial Officer and Chairman of the Board. The master contracts with approved counterparties identify the President and Chief Financial Officer as the only Company representatives authorized to execute trades. See “Note 11. Derivative Instruments” for further discussion of the Company’s derivative instruments.
Stock-Based Compensation
The Company has granted stock options, stock appreciation rights (“SARs”) that may be settled in cash or common stock at the option of the Company, SARs that may only be settled in cash, restricted stock awards and units to directors, employees and independent contractors. The Company recognized the following stock-based compensation expense, net of amounts capitalized for the periods indicated which is reflected as general and administrative expense in the consolidated statements of income:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Stock appreciation rights	$17,303	$(2,116)	$1,546
Restricted stock awards and units	18,997	17,049	13,965
	36,300	14,933	15,511
Less: amounts capitalized	(6,927)	(3,244)	(3,647)
Stock-based compensation expense, net of amounts capitalized	$29,373	$11,689	$11,864
Income Tax Benefit	$10,281	$4,449	$4,342
Stock Options and SARs. For stock options and for SARs that the Company may elect to settle in cash or common stock, stock-based compensation expense is based on the grant-date fair value and recognized over the vesting period (generally three years).

For SARs that the Company has elected to settle in cash or SARs that may only be settled in cash, stock-based compensation expense is based on the fair value remeasured at each reporting period, recognized over the vesting period (generally three years) and classified as other accrued liabilities for the portion of the awards that are vested or are expected to vest within the next 12 months, with the remainder classified as long-term other liabilities. Subsequent to vesting, the liability for SARs that the Company expects to settle in cash is remeasured in earnings at each reporting period based on the fair value until the awards are settled. The Company recognizes stock-based compensation expense over the vesting period for stock options and SARs using the straight-line method, except for awards with performance conditions, in which case the Company uses the graded vesting method. Stock options typically expire ten years after the date of grant. SARs typically expire between four and seven years after the date of grant.
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
Income Taxes
Income taxes are recognized based on earnings reported for tax return purposes in addition to a provision for deferred income taxes. Deferred income taxes are recognized at the end of each reporting period for the future tax consequences of cumulative temporary differences between the tax bases of assets and liabilities and their reported amounts in the Company’s financial statements based on existing tax laws and enacted statutory tax rates applicable to the periods in which the temporary differences are expected to affect taxable income. The Company routinely assesses the realizability of its deferred tax assets by taxing jurisdiction and considers its estimate of future taxable income based on production of proved reserves at estimated future pricing in making such assessments. If the Company concludes that it is more likely than not that some portion or all of the benefit from deferred tax assets will not be realized, the deferred tax assets are reduced by a valuation allowance. The Company classifies interest and penalties associated with income taxes as interest expense.
Net Income From Continuing Operations Per Common Share
Supplemental net income from continuing operations per common share information is provided below:

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except per share amounts)
Net income from continuing operations	$21,858	$51,177	$32,534
Basic weighted average common shares outstanding	40,781	39,591	39,077
Effect of dilutive instruments	574	435	591
Diluted weighted average shares outstanding	41,355	40,026	39,668
Net income from continuing operations per common share
Basic	$0.54	$1.29	$0.83
Diluted	$0.53	$1.28	$0.82
Basic net income from continuing operations per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted net income from continuing operations per common share is based on the weighted average number of common shares and all potentially dilutive common shares outstanding during the period which include restricted stock awards and units, stock options, SARs that the Company may elect to settle in cash or common stock, SARs the Company has elected to settle in common stock, warrants and convertible debt. The Company excludes the number of shares, units, options, rights and warrants from the calculation of diluted weighted average shares outstanding when the grant date or exercise prices are greater than the average market prices of the Company’s common stock for the corresponding period as the effect would be antidilutive to the computation. The number of shares, units, options, rights and warrants excluded for the years ended December 31, 2013, 2012 and 2011 were not significant. Shares of common stock subject to issuance upon the conversion of the Company’s convertible senior notes did not have an effect on the calculation of dilutive shares for the years ended December 31, 2013, 2012 and 2011 because the conversion price was in excess of the market price of the common stock for those periods.
Recently Adopted Accounting Pronouncements
Effective January 1, 2013, the Company adopted the provisions of ASU No. 2011-11, Balance Sheet (Topic 210) Disclosures about Offsetting Assets and Liabilities, and began providing enhanced disclosures regarding the effect or potential effect of netting arrangements on an entity’s financial position by improving information about financial instruments and derivative instruments that either (1) offset in accordance with either ASC 210-20-45 or ASC 815-10-45 or (2) are subject to an enforceable master netting arrangement or similar agreement, irrespective of whether they are offset. Reporting entities are required to disclose both gross and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. The Company adopted this new disclosure requirement effective January 1, 2013. The adoption did not have a material effect on the Company’s consolidated financial statements.
3. Discontinued Operations
On February 22, 2013, the Company closed the sale of Carrizo UK, including it’s 15% non-operated working interest and certain overriding royalty interests in the Huntington Field discovery, to a subsidiary of Iona Energy Inc. (“Iona Energy”). Net proceeds received from the sale were approximately $144.1 million, which represents an agreed-upon price of $184.0 million, including the assumption and repayment by Iona Energy of the $55.0 million of borrowings outstanding as of the closing date under Carrizo UK’s senior secured multicurrency credit facility, less net purchase price adjustments (primarily related to working capital) and deferred consideration. The Company recognized a pre-tax gain of approximately $37.3 million, net of transaction costs and a $30.5 million accrual for estimated future obligations related to the sale. By the end of the third quarter of 2013, the Company had received the deferred consideration of $18.5 million, in accordance with the sale and purchase agreement, as amended.
The Company’s current liabilities of discontinued operations of $10.9 million and long-term liabilities of discontinued operations of $17.3 million as of December 31, 2013 relate to estimated future obligations related to the sale. See “Note 2. Summary of Significant Accounting Policies-Use of Estimates” for further discussion of estimates and assumptions that may affect the reported amounts of assets and liabilities related to the sale of Carrizo UK.
As a result of the sale of Carrizo UK, the Company reclassified the balances associated with our U.K. North Sea operations from held for sale as of December 31, 2012 to discontinued operations as of December 31, 2013.

The following table summarizes the amounts included in net income (loss) from discontinued operations, net of income taxes presented in the consolidated statements of income for the years ended December 31, 2013, 2012 and 2011:

	For the Years Ended December 31,
	2013	2012	2011
	(In thousands)
OIL AND GAS REVENUES	$—	$—	$—
COSTS AND EXPENSES
General and administrative	916	62	242
Accretion related to asset retirement obligations	36	363	76
TOTAL COST AND EXPENSES	952	425	318
OPERATING LOSS	(952)	(425)	(318)
OTHER INCOME AND EXPENSES
Gain on sale of discontinued operations	37,294	—	—
Adjustment of estimated future obligations	(44)	—	—
Gain (loss) on derivative instruments, net	(109)	258	(1,432)
Interest expense	(253)	(3,556)	(1,805)
Capitalized interest	253	3,556	—
Other income (expense), net	438	(591)	259
INCOME (LOSS) FROM DISCONTINUED OPERATIONS BEFORE INCOME TAXES	36,627	(758)	(3,296)
DEFERRED INCOME TAX (EXPENSE) BENEFIT	(14,802)	5,068	7,391
NET INCOME FROM DISCONTINUED OPERATIONS, NET OF INCOME TAXES	$21,825	$4,310	$4,095
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
4. Property and Equipment, Net
At December 31, 2013 and 2012, property and equipment, net consisted of the following:

	December 31,
	2013	2012
	(In thousands)
Proved oil and gas properties	$2,182,226	$1,713,827
Accumulated depreciation, depletion and amortization	(773,742)	(561,279)
Proved oil and gas properties, net	1,408,484	1,152,548
Unproved properties, not being amortized
Unevaluated leasehold and seismic costs	302,232	238,833
Exploratory wells in progress	30,196	43,803
Capitalized interest	45,009	41,052
Total unproved properties, not being amortized	377,437	323,688
Other property and equipment	15,260	17,079
Accumulated depreciation	(6,966)	(5,641)
Other property and equipment, net	8,294	11,438
Total property and equipment, net	$1,794,215	$1,487,674
Costs not subject to amortization totaling $377.4 million at December 31, 2013 were incurred in the following periods: $265.0 million in 2013 and $112.4 million in 2012.

Sales of Barnett Properties
During the second quarter of 2012, the Company sold a significant portion of its Barnett properties to an affiliate of Atlas Resource Partners, L.P. (“Atlas”). Net proceeds received from the sale were approximately $187.1 million, which represents an agreed upon price of $190.0 million less net purchase price adjustments. Purchase price adjustments primarily relate to proceeds received by the Company for sales of hydrocarbons from such properties between the effective date of January 1, 2012 and the closing date of April 30, 2012. The proceeds from such sale were recognized as a reduction of proved oil and gas properties.
During the fourth quarter of 2013, the Company sold its remaining oil and gas properties in the Barnett to EnerVest Energy Institutional Fund XIII-A, L.P., EnerVest Energy Institutional Fund XIII-WIB, L.P., EnerVest Energy Institutional Fund XIII-WIC, L.P., and EV Properties, L.P., (collectively, “EnerVest”). Net proceeds received from the sale were approximately $191.8 million, which represents an agreed upon purchase price of approximately $218.0 million less net purchase price adjustments. Purchase price adjustments primarily relate to proceeds received by the Company for sales of hydrocarbons from such properties between the effective date of July 1, 2013 and the closing date of October 31, 2013. The proved reserves attributable to the properties sold to EnerVest represented 40% of the Company’s proved reserves as of October 31, 2013 and the sale resulted in a significant alteration of the relationship between capitalized costs and proved reserves attributable to the Company’s U.S. cost center. As a result, the Company recognized a pre-tax loss on the sale of $45.4 million as a component of operating income in the fourth quarter of 2013 rather than recognizing the proceeds as a reduction of proved oil and gas properties.
Sale and Acquisitions of Utica Properties
In October 2012, the Company sold substantially all of its interests in unevaluated oil and gas properties dedicated to its Utica joint venture in the northern portion of the Utica play to a third party and received net cash proceeds of $51.7 million, after final post-closing adjustments and payments to the Company’s joint venture partner to exercise an option on properties involved in the transaction concurrently with the third party sale. Other assets included in the sale were an existing drilling pad and approved well drilling permits associated with the properties. The properties sold were located in Mercer and Crawford counties in Pennsylvania and Trumbull county in Ohio. The proceeds from such sale were recognized as a reduction of proved oil and gas properties.
In connection with the Utica sale transactions described above, the Company elected on January 15, 2013 to exercise its option to increase its participating interest from 10% to 50% in other unevaluated oil and gas properties dedicated to its Utica joint venture in the central and southern portions of the Utica play, by paying $63.1 million. In connection with this exercise of the Company’s option to increase its participating interest in the Avista Utica joint venture properties, its right to receive distributions associated with properties owned by ACP III through “B Units” interest in ACP III that the Company acquired at the formation of the Utica joint venture was terminated.
On October 31, 2013, the Company completed the acquisition of additional interests in joint venture acreage located primarily in Guernsey and Noble counties, Ohio from ACP III. The transaction had an effective date of July 1, 2013, and the Company paid ACP III approximately $78.6 million in cash, subject to final post-closing adjustments. Prior to the Company’s acquisition from ACP III, the properties in the Avista Utica joint venture were held on an equal basis by the Company and ACP III. The purchase agreement provides for post-closing price and acreage adjustments and indemnities. The transaction was initially funded with proceeds from the sale of the Company’s remaining oil and gas properties in the Barnett as disclosed above. For additional information see “Note 10. Related Party Transactions.”
Sales of Non-Core Marcellus and East Texas Properties
During the second half of 2013, the Company sold certain non-core proved producing oil and gas properties in East Texas and its interests in unevaluated acreage in non-core areas of Marcellus. Net proceeds received from the two transactions were $29.5 million, which represents an aggregate agreed upon price of $30.5 million less net purchase price adjustments. The proceeds from such sale were recognized as a reduction of proved oil and gas properties.
Sale of Gulf Coast Properties
During the third quarter of 2012, the Company completed the sale of substantially all of its legacy proved producing oil and gas properties along the onshore Gulf of Mexico located primarily in Texas and Louisiana. Net proceeds received from the sale were approximately $17.6 million, which represents an agreed upon price of $19.3 million less net purchase price adjustments. Purchase price adjustments primarily relate to proceeds received by the Company for sales of hydrocarbons from such properties between the effective date of July 1, 2012 and the closing date of September 27, 2012. The proceeds from such sale were recognized as a reduction of proved oil and gas properties, net.
Niobrara Joint Ventures
OIL India (USA) Inc. and IOCL (USA) Inc. In October 2012, the Company completed the sale of 30% of substantially all of its interests in oil and gas properties in the Niobrara to OIL India (USA) Inc. and IOCL (USA) Inc., subsidiaries of OIL India Ltd.

and Indian Oil Corporation Ltd., respectively, effective October 1, 2012. For convenience, in these Notes to Consolidated Financial Statements the term “OIL JV Partners” is used to refer collectively to OIL India (USA) Inc. and IOCL (USA) Inc. Under the purchase and participation agreement for this transaction, the Company received approximately $41.25 million in cash and the OIL JV Partners committed to pay a “development carry” of 50% of certain of the Company’s future development costs up to an aggregate of approximately $41.25 million. The development carry was fully utilized in 2013. The proceeds from such sale was recognized as a reduction of proved oil and gas properties. The agreement also provides for an ongoing joint venture between the Company and the OIL JV Partners with respect to the interests purchased. The Niobrara assets conveyed to the OIL JV Partners under the terms of the agreement are located primarily in Weld and Adams counties, Colorado.
Haimo Oil & Gas LLC. In December 2012, the Company completed the sale of a portion of its remaining interest in the same oil and gas properties sold to the OIL JV Partners in the transaction described above to Haimo Oil & Gas LLC (“Haimo”), a subsidiary of Lanzhou Haimo Technologies Co. Ltd., effective October 1, 2012, for a cash payment of $27.5 million. The proceeds from such sale were recognized as a reduction of proved oil and gas properties. The purchase and participation agreement for this transaction provides for an ongoing joint venture between the Company and Haimo, with respect to the interests purchased. The Company will operate the joint venture properties. Following the closing of the Haimo transaction late in the fourth quarter of 2012, the Company, the OIL JV Partners and Haimo owned 60%, 30% and 10% of the joint venture acreage, respectively.
5. Income Taxes
The components of income tax expense from continuing operations were as follows:

	Year Ended December 31,
	2013	2012	2011
		(In thousands)
Current income tax (expense) benefit
U.S. Federal	$411	$(411)	$(404)
State	(141)	(403)	(661)
Total current income tax (expense) benefit	270	(814)	(1,065)
Deferred income tax expense
U.S. Federal	(12,404)	(28,723)	(23,254)
State	(769)	(1,419)	(1,292)
Total deferred income tax expense	(13,173)	(30,142)	(24,546)
Total income tax expense from continuing operations	$(12,903)	$(30,956)	$(25,611)
The Company’s income tax expense from continuing operations differs from the income tax expense computed by applying the U.S. federal statutory corporate income tax rate of 35% to income from continuing operations before income taxes as follows:

	Year Ended December 31,
	2013	2012	2011
		(In thousands)
Income from continuing operations before income taxes	$34,761	$82,133	$58,145
Income tax expense at the statutory rate	(12,166)	(28,747)	(20,350)
State income taxes, net of U.S. federal income tax benefit	(859)	(1,681)	(1,722)
Adjustment to prior period state income taxes, net of U.S. federal income tax benefit	—	—	(4,735)
Previously unbenefitted capital loss associated with investment		—	1,171
Nondeductible expenses	—	(93)	25
Other	122	(435)	—
Total income tax expense from continuing operations	$(12,903)	$(30,956)	$(25,611)

Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. At December 31, 2013 and 2012, deferred tax assets and liabilities are comprised of the following:

	December 31,
	2013	2012
	(In thousands)
Deferred income tax assets
Net operating loss carryforward - U.S. Federal and State	$52,499	$53,648
Stock-based compensation	7,563	4,245
Allowance for doubtful accounts	170	476
Fair value of derivative instruments	3,222	—
Other	2,471	1,755
Deferred income tax assets	65,925	60,124
Valuation allowance	(1,084)	(1,188)
Net deferred income tax assets	64,841	58,936
Deferred income tax liabilities
Unamortized discount on 4.375% Convertible Senior Notes	—	(382)
Oil and gas properties	(74,247)	(34,985)
Fair value of derivative instruments	(3,249)	(10,222)
	(77,496)	(45,589)
Net deferred income tax asset (liability)	$(12,655)	$13,347
Deferred income tax assets and liabilities are classified as current or noncurrent based on the classification of the related asset or liability in the consolidated balance sheet except for deferred tax assets related to net operating loss carryforwards which is classified as current or noncurrent based on the on periods the carryforwards are expected to be utilized. By taxing jurisdiction, all current deferred tax assets and liabilities are offset and presented as a net current deferred tax asset or liability and all noncurrent deferred tax assets and liabilities are offset and presented as a net noncurrent deferred tax asset or liability. At December 31, 2013 and 2012, the net deferred income tax asset (liability) is classified as follows:

	December 31,
	2013	2012
	(In thousands)
Noncurrent deferred income tax asset (liability)	$(16,856)	$21,272
Current deferred income tax asset (liability)	4,201	(7,925)
Net deferred income tax asset (liability)	$(12,655)	$13,347
As of December 31, 2013, the Company had U.S. federal net operating loss carryforwards of approximately $174.4 million. If not utilized in earlier periods, the U.S. federal net operating loss will expire between 2019 and 2033. The realization of the deferred tax assets related to loss carryforwards is dependent on the Company’s ability to generate sufficient future taxable income in the U.S. within the applicable carryforward periods. During 2011 and 2012, the Company determined it was more likely than not that some of its state loss carryforwards would not be realized and accordingly, established valuation allowances totaling approximately $1.1 million. The Company believes it will be able to generate sufficient future taxable income in the U.S. within the carryforward periods. As such, the Company believes that it is more likely than not that its net deferred income tax assets will be fully realized except for those state loss carryforwards for which a valuation allowance has been established.
The ability of the Company to utilize its U.S. loss carryforwards to reduce future taxable income is subject to various limitations under the Internal Revenue Code of 1986, as amended (the “Code”). The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the purchase or sale of stock by 5% shareholders and the offering of stock by the Company during any three-year period resulting in an aggregate change of more than 50% in the beneficial ownership of the Company. In the event of an ownership change, Section 382 of the Code imposes an annual limitation on the amount of the Company’s taxable income that can be offset by these carryforwards. The limitation is generally equal to the product of (a) the fair market value of the equity of the Company multiplied by (b) a percentage approximately equivalent to the yield on long-term tax exempt bonds during the month in which an ownership change occurs. In addition, the limitation is increased if there are recognized built-in gains during any post-change year, but only to the extent of any net unrealized built-in gains inherent in the assets sold. As of December 31, 2013, the Company believes an ownership change occurred in February 2005, which imposed an annual limitation of $12.6 million of the Company’s taxable income that can be offset by the pre-change carryforwards. Because the Company’s aggregate pre-change carryforward is $9.8 million, the Company does not believe it has a Section 382 limitation on the ability to utilize its U.S. loss carryforwards as of December 31, 2013. Future equity transactions involving the Company or 5% shareholders of the Company (including, potentially, relatively small transactions and transactions beyond the Company’s control) could cause further ownership changes and therefore a limitation on the annual utilization of the U.S. loss carryforwards.
The Company receives a tax deduction during the period stock options and SARs are exercised, generally for the excess of the exercise date stock price over the exercise price of the option or SAR. The Company also receives a tax deduction during the period restricted stock awards and units vest, generally equal to the fair value of the awards or units on the vesting date. Because these stock-based compensation tax deductions did not reduce current taxes payable as a result of U.S. loss carryforwards, the benefit of these tax deductions has not been reflected in the U.S. loss carryforward deferred tax asset. Stock-based compensation tax deductions included in the U.S. loss carryforwards of $174.4 million but not reflected in the associated deferred tax asset were $29.2 million at December 31, 2013. The Company expects to recognize the $10.2 million deferred tax asset associated with these stock-based compensation tax deductions when all other components of the U.S. loss carryforward deferred tax asset have been fully utilized. When the stock-based compensation tax deduction related U.S. loss carryforward deferred tax asset is realized, the tax benefit of reducing current taxes payable will be credited directly to additional paid-in capital.
The Company files income tax returns in the U.S. Federal jurisdiction, in various states and previously filed in one foreign jurisdiction, each with varying statues of limitations. The 1999 through 2013 tax years generally remain subject to examination by federal and state tax authorities. The foreign jurisdiction generally remains subject to examination by the relevant taxing authority for the 2012 and 2013 tax years through 2014. At December 31, 2013, 2012 and 2011, the Company had no material uncertain tax positions.
6. Long-Term Debt
At December 31, 2013 and 2012, long-term debt consisted of the following:

	December 31,
	2013	2012
	(In thousands)
8.625% Senior Notes	$600,000	$600,000
Unamortized discount for 8.625% Senior Notes	(4,178)	(4,849)
7.50% Senior Notes	300,000	300,000
4.375% Convertible Senior Notes	4,425	73,750
Unamortized discount for 4.375% Convertible Senior Notes	—	(1,093)
Senior Secured Revolving Credit Facility	—	—
	$900,247	$967,808
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
The indentures governing the 8.625% Senior Notes and the 7.50% Senior Notes contain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to: pay distributions on, purchase or redeem the Company’s common stock or other capital stock or redeem the Company’s subordinated debt; make investments; incur or guarantee additional indebtedness or issue certain types of equity securities; create certain liens; sell assets; consolidate, merge or transfer all or substantially all of the Company’s assets; enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; engage in transactions with affiliates; and create unrestricted subsidiaries. At December 31, 2013, the 8.625% Senior Notes and the 7.50% Senior Notes were guaranteed by all of the Company’s existing Material Domestic Subsidiaries (as defined in the credit agreement governing the revolving credit facility).
Convertible Senior Notes
In May 2008, the Company issued $373.8 million aggregate principal amount of 4.375% Convertible Senior Notes due 2028. In November 2010, the Company completed a tender offer to repurchase $300.0 million aggregate principal amount outstanding of its convertible senior notes. After the Company’s repurchase of $300.0 million aggregate principal amount of convertible senior notes, $73.8 million aggregate principal amount of convertible senior notes remained outstanding. In June 2013, the Company completed a tender offer to repurchase $69.3 million aggregate principal amount outstanding of its convertible senior notes. After completion of the June 2013 tender offer, $4.4 million aggregate principal amount of convertible senior notes remain outstanding. Each holder as of the date of each tender offer received $1,000 for each $1,000 principal amount of convertible senior notes purchased in such tender offer, plus accrued and unpaid interest.
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
The Company’s convertible senior notes are convertible, using a net share settlement process, into a combination of cash and Company common stock that entitles holders of the convertible senior notes to receive cash up to the principal amount ($1,000 per note) and common stock in respect of the remainder, if any, of the Company’s conversion obligation in excess of such principal amount. The initial conversion rate of the notes into the Company’s common stock is 9.9936 shares per $1,000 principal amount of notes, equivalent to a conversion price of approximately $100.06. This conversion rate is subject to adjustment upon certain corporate events. Holders may convert the notes only under the following conditions: (a) during any calendar quarter if the last reported sale price of the Company’s common stock exceeds 130% of the conversion price for at least 20 trading days in a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter, (b) during the five business days after any five consecutive trading day period in which the trading price per $1,000 principal amount of the notes is equal to or less than 97% of the conversion value of such notes, (c) during specified periods if specified distributions to holders of the Company’s common stock are made or specified corporate transactions occur, (d) prior to the close of business on the business day preceding the redemption date if the notes are called for redemption or (e) on or after March 31, 2028 and prior to the close of business on the business day prior to the maturity date of June 1, 2028.
The holders of the convertible senior notes may require the Company to repurchase the notes on June 1, 2018 and 2023, or upon a fundamental corporate change at a repurchase price in cash equal to 100% of the principal amount of the notes to be repurchased plus accrued and unpaid interest, if any. The Company may redeem notes at any time at a redemption price equal to 100% of the principal amount of the notes to be redeemed plus accrued and unpaid interest, if any.
Senior Secured Revolving Credit Facility
The Company is party to a senior secured revolving credit facility with Wells Fargo Bank, National Association as the administrative agent. The revolving credit facility provides for a borrowing capacity up to the lesser of (i) the borrowing base (as defined in the senior credit agreement governing the revolving credit facility) and (ii) $1.0 billion. The revolving credit facility matures on July 2, 2018. The revolving credit facility is secured by substantially all of the Company’s U.S. assets and is guaranteed by all of the Company’s existing Material Domestic Subsidiaries (as defined in the credit agreement governing the revolving credit facility).

The current borrowing base is $470.0 million. The borrowing base will be redetermined by the lenders at least semi-annually on each May 1 and November 1, with the next redetermination expected in the Spring of 2014. The amount the Company is able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the credit agreement governing the revolving credit facility.
The annual interest rate on each base rate borrowing is (a) the greatest of the Agent’s Prime Rate, the Federal Funds Effective Rate plus 0.5% and the adjusted LIBO rate for a three-month interest period on such day plus 1.00%, plus (b) a margin between 0.50% and 1.50% (depending on the then-current level of borrowing base usage). The interest rate on each Eurodollar loan will be the adjusted LIBO rate for the applicable interest period plus a margin between 1.50% to 2.50% (depending on the then-current level of borrowing base usage).
On March 26, 2012, the revolving credit facility was amended to, among other things, (1) extend by two quarters the dates on which the maximum ratio of Total Debt to EBITDA (each as defined in the credit agreement governing the revolving credit facility) steps down and (2) increase the basket available for redemptions of the Company’s convertible senior notes. On September 4, 2012 the revolving credit facility was further amended to increase the basket available for issuances of additional senior notes, including those issued in the September 2012 notes offering. On September 27, 2012, the revolving credit facility was again amended to, among other things, extend the maximum permitted duration of hedge agreements entered into by the Company and its restricted subsidiaries and to reflect the Fall 2012 borrowing base redetermination. On October 9, 2013, a fourth amendment to the senior secured revolving credit facility was executed. The fourth amendment (i) extended the maturity date of the credit facility from January 27, 2016 to July 2, 2018, (ii) increased the aggregate maximum credit commitments of the lenders from $750.0 million to $1.0 billion, (iii) approved a borrowing base of $530.0 million until the closing of the sale of the Company’s remaining oil and gas properties in the Barnett, at which time the approved borrowing base was automatically reduced to $470.0 million and such reduced borrowing base will remain in effect until redetermined or adjusted in accordance with the credit agreement governing the Company’s revolving credit facility and (iv) eliminated covenants requiring the Company’s maintenance of a specified Senior Debt to EBITDA ratio and a specified EBITDA to Interest Expense ratio.
The Company is subject to certain covenants under the terms of the revolving credit facility which include the maintenance of the following financial covenants: (1) a ratio of Total Debt to EBITDA of not more than 4.00; (2) a Current Ratio of not less than 1.00 to 1.00; (each of the capitalized terms used in the foregoing clauses (1) and (2) being as defined in the credit agreement governing the revolving credit facility). At December 31, 2013, the ratio of Total Debt to EBITDA was 1.94 to 1.00 and the Current Ratio was 2.57 to 1.00. As defined in the credit agreement governing the revolving credit facility, Total Debt is net of cash and cash equivalents and the Current Ratio includes an add back of the available borrowing capacity. Because the calculation of the financial ratios are made as of a certain date, the financial ratios can fluctuate significantly period to period as the amounts outstanding under the revolving credit facility are dependent on the timing of cash flows related to operations, capital expenditures, sales of oil and gas properties and securities offerings.
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
At December 31, 2013 and 2012, the Company had no borrowings outstanding under the revolving credit facility. At December 31, 2013, the Company also had $0.9 million in letters of credit outstanding which reduced the amounts available under the revolving credit facility. The revolving credit facility is generally used to fund ongoing working capital needs and the remainder of the Company’s capital expenditure plan to the extent such amounts exceed the cash flow from operations, proceeds from the sale of oil and gas properties and securities offerings.

7. Asset Retirement Obligations
The following table sets forth asset retirement obligations for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012
	(In thousands)
Asset retirement obligations at beginning of period	$6,159	$8,324
Liabilities incurred	3,348	1,573
Liabilities settled	(498)	(1,666)
Reduction due to sales of oil and gas properties	(2,473)	(3,272)
Accretion expense	471	372
Revisions of previous estimates	349	828
Asset retirement obligations at end of period	7,356	6,159
Asset retirement obligations due within one year included in “Other accrued liabilities”	(780)	(1,670)
Long-term asset retirement obligations	$6,576	$4,489
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
Rent expense included in general and administrative expense for the years ended December 31, 2013, 2012 and 2011 was $1.9 million, $1.8 million, and $1.7 million, respectively, and includes rent expense primarily for the Company’s corporate office and field offices. At December 31, 2013, total minimum commitments from long-term, non-cancelable operating leases, drilling rigs, completion services and pipeline volume commitments are as shown in the table below. The total minimum commitments related to the drilling rigs, completion services, and pipeline volume commitments represent gross contractual obligations and accordingly, other joint owners in the properties operated by the Company will generally be billed for their working interest share of such costs.

Amount
(In thousands)
2014	$51,840
2015	19,429
2016	7,404
2017	4,711
2018	4,686
2019 and thereafter	16,128
Total	$104,198
9. Shareholders’ Equity and Stock Incentive Plans
Shareholders’ Equity
Common Stock. In November 2013, the Company sold 4.5 million shares of its common stock in an underwritten public offering at a price to the underwriter of $42.24 per share. The Company used the proceeds of approximately $189.7 million, net of offering costs, to fund in part its increased capital expenditure plan that took into account its recently completed Utica Shale acreage acquisition, the second half of the 2013 development of its expanded position in the Utica Shale and the accelerated fracking of a portion of its existing inventory of Eagle Ford wells and for other general corporate purposes.
Warrants. On November 24, 2009, the Company entered into a land agreement with an unrelated third party and its affiliate. The land agreement expired pursuant to its terms on May 31, 2011. Under the land agreement, the Company issued warrants to purchase

31,983 and 28,576 shares of common stock in 2012 and 2011 respectively. In 2013, the Company issued no warrants to purchase shares of common stock. The final issuance of warrants under the land agreement was granted in April 2012. The warrants have an expiration date of August 21, 2017, an exercise price of $22.09, which may be exercised on a “cashless” basis, and are subject to anti-dilution adjustments.
Stock Incentive Plans
The Company has established the Incentive Plan of Carrizo Oil & Gas, Inc., as amended (the “Incentive Plan”), which authorizes the granting of stock options, SARs that may be settled in cash or common stock at the option of the Company, restricted stock awards and restricted stock units to directors, employees and independent contractors. The Company may grant awards of up to 7,245,000 shares (subject to certain limitations on restricted stock and restricted stock units) under the Incentive Plan and through December 31, 2013, has issued stock options, restricted stock awards and restricted stock units covering 5,931,933 shares, net of forfeitures and excluding SARs the Company has elected to settle in cash.
The Company has also established the Carrizo Oil & Gas, Inc. Cash-Settled Stock Appreciation Rights Plan (“Cash SAR Plan”). The Cash SAR Plan authorizes the granting of SARs that may only be settled in cash to employees and independent contractors.
Stock Options. No stock options were granted under the Incentive Plan during 2013, 2012 or 2011. The table below summarizes the activity for stock options for the three years ended December 31, 2013, 2012 and 2011:

	Shares	Weighted- Average Exercise Prices	Weighted- Average Remaining Life (In years)	Aggregate Intrinsic Value (In millions)
For the Year Ended December 31, 2011
Outstanding, beginning of period	414,854	$6.10
Granted	—	—
Exercised	(151,500)	$4.36
Forfeited	—	—
Outstanding, end of period	263,354	$7.11
Exercisable, end of period	263,354	$7.11
For the Year Ended December 31, 2012
Outstanding, beginning of period	263,354	$7.11
Granted	—	—
Exercised	(20,500)	$5.50
Forfeited	—	—
Outstanding, end of period	242,854	$7.24
Exercisable, end of period	242,854	$7.24
For the Year Ended December 31, 2013
Outstanding, beginning of period	242,854	$7.24
Granted	—	—
Exercised	(206,501)	$6.07
Forfeited	—	—
Outstanding, end of period	36,353	$13.91	1.1	$1.1
Exercisable, end of period	36,353	$13.91	1.1	$1.1
At December 31, 2013, all stock options were vested and accordingly, the Company had no unrecognized compensation costs related to outstanding stock options. The total intrinsic value (market price at date of exercise less the exercise price) of stock options exercised during the years ended December 31, 2013, 2012 and 2011 was $4.4 million, $0.4 million, and $3.6 million, respectively, and the Company received $1.3 million, $0.1 million, and $0.1 million in cash in connection with stock option exercises for the years ended December 31, 2013, 2012 and 2011, respectively.

Stock Appreciation Rights. During the years ended December 31, 2013, 2012 and 2011, the Company granted 282,296, 193,336 and 153,801, respectively of SARs under the Cash SAR Plan and SARs under the Incentive Plan that can only be settled in cash. All SARs that have been granted by the Company contain performance and service conditions. The performance conditions have been met for all awards. The table below summarizes the activity for SARs for the three years ended December 31, 2013, 2012 and 2011:

	Shares	Weighted- Average Exercise Prices	Weighted- Average Remaining Life (In years)		Aggregate Intrinsic Value (In millions)
For the Year Ended December 31, 2011
Outstanding, beginning of period	700,749	$18.50
Granted	153,801	$37.99
Exercised	(4,768)	$20.22
Forfeited	—	—
Outstanding, end of period	849,782	$22.02
Exercisable, end of period	326,128	$18.99
For the Year Ended December 31, 2012
Outstanding, beginning of period	849,782	$22.02
Granted	193,336	$25.56
Exercised	(7,295)	$20.22
Forfeited	—	—
Outstanding, end of period	1,035,823	$22.69
Exercisable, end of period	613,934	$20.70
For the Year Ended December 31, 2013
Outstanding, beginning of period	1,035,823	$22.69
Granted	282,296	$28.68
Exercised	(207,184)	$19.30
Forfeited	(24,704)	$27.77
Outstanding, end of period	1,086,231	$24.78	2.8	21.12	$21.1
Exercisable, end of period	681,867	$22.55	2.7	14.78	$14.8
At December 31, 2013, the liability for SARs outstanding was $20.6 million, of which, $19.3 million is classified as other accrued liabilities representing the portion of the awards that are vested or are expected to vest within the next 12 months, with the remainder of $1.3 million classified as long-term other liabilities, respectively. At December 31, 2012, the liability for SARs outstanding was $7.2 million, of which $6.5 million is classified as other accrued liabilities representing the portion of the awards that are vested or are expected to vest within the next 12 months with the remainder of $0.7 million classified as long-term other liabilities, respectively. The Company paid $3.9 million, $0.1 million and $0.1 million, in connection with SARs exercised during the years ended December 31, 2013, 2012 and 2011, respectively. The following table summarizes the weighted-average assumptions used in the Black-Scholes-Merton option pricing model to calculate the fair value of the SARs granted during 2013, 2012 and 2011:

	December 31, 2013	December 31, 2012	December 31, 2011
Grant date fair value	$13.36	$12.23	$18.50
Volatility factor	44.5%	48.2%	61.6%
Dividend yield	—%	—%	—%
Risk-free interest rate	1.0%	0.4%	0.4%
Expected term (in years)	3.5	3.0	2.9
As of December 31, 2013, unrecognized compensation costs related to unvested SARs was $4.5 million and will be recognized as stock-based compensation expense, net of amounts capitalized over a weighted-average period of 2.2 years.

Restricted Stock Awards and Units. The Company began issuing restricted stock awards in 2005 and restricted stock units in 2009. Although shares of common stock are not released to the employee until vesting, restricted stock awards have the right to vote and accordingly, restricted stock awards are considered issued and outstanding at the date of grant. Restricted stock units do not have the right to vote and are not considered issued and outstanding until converted into common shares and released to the employee upon vesting. The table below summarizes restricted stock award and unit activity for the years ended December 31, 2013, 2012 and 2011:

	Shares/ Units	Weighted-Average Grant Date Fair Value
For the Year Ended December 31, 2011
Unvested restricted stock awards and units, beginning of period	710,955	$20.26
Granted	567,901	$35.27
Vested	(452,585)	$25.29
Forfeited	(25,773)	$23.30
Unvested restricted stock awards and units, end of period	800,498	$27.96
For the Year Ended December 31, 2012
Unvested restricted stock awards and units, beginning of period	800,498	$27.96
Granted	854,292	$25.25
Vested	(488,992)	$25.63
Forfeited	(19,524)	$27.61
Unvested restricted stock awards and units, end of period	1,146,274	$26.95
For the Year Ended December 31, 2013
Unvested restricted stock awards and units, beginning of period	1,146,274	$26.95
Granted	932,763	$28.16
Vested	(557,136)	$25.98
Forfeited	(77,034)	$26.03
Unvested restricted stock awards and units, end of period	1,444,867	$28.03
As of December 31, 2013, unrecognized compensation costs related to unvested restricted stock awards and units was $25.2 million and will be recognized as stock-based compensation expense, net of amounts capitalized over a weighted-average period of 2.1 years. The 2013, 2012 and 2011 grants of certain restricted stock units contained performance and service conditions. The performance conditions have been met for all awards.
10. Related Party Transactions
Avista Utica Joint Venture. Effective September 2011, the Company’s wholly-owned subsidiary, Carrizo (Utica) LLC, entered into a joint venture in the Utica Shale with ACP II Marcellus LLC (“ACP II”), which is also one of our joint venture partners in the Marcellus Shale, and ACP III Utica LLC (“ACP III”), both affiliates of Avista Capital Partners, LP, a private equity fund (collectively with ACP II and ACP III, “Avista”). During the term of the Avista Utica joint venture, the joint venture partners acquired and sold acreage and we exercised options under the Avista Utica joint venture agreements to acquire acreage from Avista. The Avista Utica joint venture agreements were terminated on October 31, 2013 in connection with our purchase of certain ACP III assets discussed below.
In October 2012, the Company sold substantially all of its interests in oil and gas properties dedicated to the Avista Utica joint venture in the northern portion of the Utica play to an unrelated third party. Simultaneously with the closing of this Utica transaction, Avista sold substantially all of its interests in the same oil and gas properties. In connection with these sale transactions, the Company elected to exercise its option to increase its participating interest in the same oil and gas properties on a “net proceeds basis” so that the Company received net proceeds with respect to 50% of the properties subject to the sale rather than the 10% the Company initially held. Pursuant to the terms of the Avista Utica joint venture agreement, as amended, the Company paid $24.0 million for the 40% additional interest in the acreage subject to the sale and certain other Avista Utica joint venture properties. Therefore, effective as of the closing, both parties owned the joint venture properties equally and both parties shared equally in their right to receive the proceeds from the purchaser. As a result of the reduction required for the $24.0 million option exercise price due from the Company and the repayment of other amounts owed between the two joint venture parties, the net proceeds received by the Company from the sale was $51.7 million and the net proceeds received by Avista from the sale was $74.9 million. Concurrently with the exercise and closing of the Company’s option to increase its participating interest in such oil and gas properties, its right to receive distributions associated with properties owned by ACP II in the Avista Utica joint venture through “B Units” interest in ACP II was terminated.

Following the sale transactions described above, on October 24, 2012, the Company and Avista amended the Avista Utica joint venture agreements to provide that the expiration date of the Company’s remaining option to increase its participating interest in the Avista Utica joint venture properties was accelerated from March 2013 to January 15, 2013. The Company exercised this option on January 15, 2013 by paying $63.1 million for an additional 40% in the remaining Avista Utica joint venture properties. The Company and Avista also agreed that after the option was exercised, the Company’s participating interest in subsequently acquired properties within the then existing area of mutual interest continued to be 10% and Avista’s participating interest continued to be 90%, and the Company was granted an additional option to increase its 10% ownership in such subsequently acquired properties to 50% at 8.625% above acreage cost and associated improvements (compounded monthly following Avista’s contribution of purchase proceeds). Instead of exercising this option, the Company and Avista agreed that the Company could instead elect to acquire additional properties on an equal basis with Avista. In connection with the January 2013 exercise of the Company’s option to increase its participating interest in the Avista Utica joint venture properties, its right to receive distributions associated with properties owned by ACP III through “B Units” interest in ACP III that the Company acquired at the formation of the Utica joint venture was terminated.
On October 31, 2013, the Company completed the acquisition of acreage located primarily in Guernsey and Noble counties, Ohio from Avista. This transaction had an effective date of July 1, 2013, and the Company paid Avista approximately $78.6 million in cash, subject to post-closing adjustments. Prior to the Company’s acquisition from ACP III, the properties in the Avista Utica joint venture were held on an equal basis by the Company and Avista. This transaction was initially funded with proceeds from the sale of the Company’s remaining oil and gas properties in the Barnett to EnerVest. After giving effect to this transaction, the Company and Avista remain working interest partners in Utica with the Company acting as the operator of the jointly owned properties which are now subject to standard joint operating agreements. The joint operating agreement with Avista provide for limited areas of mutual interest around properties jointly owned by the Company and Avista.
Avista Marcellus Joint Venture. Effective August 2008, Carrizo (Marcellus) LLC, a wholly owned subsidiary of the Company, entered into a joint venture arrangement with ACP II, an affiliate of Avista. In September 2010, the Company completed the sale of 20% of its interests in substantially all of its oil and gas properties in Pennsylvania that had been subject to the Avista joint venture to Reliance. Simultaneously with the closing of this transaction, ACP II closed the sale of its entire interest in the same properties to Reliance for a purchase price of approximately $327.0 million. At the time of entering into the agreements for these transactions, the Company and Avista agreed that B Unit distributions to the Company with respect to Avista’s sale of properties to Reliance would be principally based upon Avista’s internal rates-of-return and return-on-investment thresholds associated with such properties, subject to amounts withheld from distribution by ACP II’s board. In connection with these sales transactions, the Company and Avista amended the participation agreement and other joint venture agreements with Avista to provide that the properties that the Company and Avista sold to Reliance, as well as the properties the Company committed to the new joint venture with Reliance, were no longer subject to the terms of the Avista Marcellus joint venture, and that the Avista Marcellus joint venture’s area of mutual interest would generally not include Pennsylvania, the state in which those properties were located. The Company’s joint venture with Avista continues, primarily in New York and West Virginia. Pursuant to the terms of the amended participation agreement, the areas of mutual interest with Avista have been reduced to specified halos around existing properties in New York and West Virginia.
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
Each party now has ability to transfer its interest in the Avista Marcellus joint venture to third parties subject in most instances to preferential purchase rights for transfers of less than 10% of a party’s interest in joint venture properties, and to “tag along” rights for most other transfers.
Carrizo Relationship with Avista. Steven A. Webster, Chairman of the Company’s Board of Directors, serves as Co-Managing Partner and President of Avista Capital Holdings, LP, which entity has the ability to control Avista and its affiliates. As previously disclosed, the Company has been and is a party to prior arrangements with affiliates of Avista Capital Holdings LP.

The terms of the joint ventures with Avista in the Utica and the Marcellus as well as the Avista Transaction and the other acquisition transactions described above with Avista were each separately approved by a special committee of the Company’s independent directors. In determining whether to approve or disapprove a transaction, such special committee has in the Avista Transaction and generally in other transactions since the beginning of the last fiscal year, determined whether the transaction is desirable and in the best interest of the Company. In transactions prior to the recent Avista Transaction, the special committee has evaluated whether transactions are fair to the Company and its shareholders on the same basis as comparable arm’s length transactions. The committee has applied in the Avista Transaction, and may in other transactions also apply, standards under relevant debt agreements if required.
Advances to and from Avista and Affiliates. At December 31, 2013, related party receivable and related party payable on the consolidated balance sheets included $6.6 million and $2.8 million, respectively, representing the net amount ACP II owes the Company related to activity within the Avista Marcellus joint venture and the net amount the Company owes ACP III related to activity within the Avista Utica joint venture, respectively. At December 31, 2012, related party receivable on the consolidated balance sheets included $9.8 million, representing the net amounts ACP II and ACP III owed the Company related to activity within the Avista Marcellus and Avista Utica joint ventures.
11. Derivative Instruments
The Company uses commodity derivative instruments, primarily fixed price swaps and costless collars, to reduce its exposure to commodity price volatility for a substantial, but varying, portion of its forecasted oil and gas production up to 60 months and thereby achieve a more predictable level of cash flows to support the Company’s drilling and completion capital expenditure program. Costless collars are designed to establish floor and ceiling prices on anticipated future oil and gas production. While the use of these derivative instruments limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. The Company does not enter into derivative contracts for speculative or trading purposes.
The Company typically has numerous hedge positions that span several time periods and often result in both fair value asset and liability positions held with that counterparty, which positions are all offset to a single fair value asset or liability at the end of each reporting period. The Company nets its derivative instrument fair value amounts executed with the same counterparty pursuant to ISDA master agreements, which provide for net settlement over the term of the contract and in the event of default or termination of the contract. The fair value of derivative instruments where the Company is in a net asset position with its counterparties at December 31, 2013 and 2012 totaled $9.3 million and $29.2 million, respectively and is summarized by counterparty in the table below:

Counterparty	December 31, 2013	December 31, 2012
Credit Suisse	46%	40%
Societe Generale	31%	22%
Wells Fargo	23%	2%
BNP Paribas	—%	33%
BBVA Compass	—%	3%
Total	100%	100%
Because the counterparties to the Company’s derivative instruments are high credit quality financial institutions that are lenders under the Company’s credit agreement, the Company believes it has minimal credit risk and accordingly does not currently require its counterparties to post collateral to support the net asset positions of its derivative instruments. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties to its derivative instruments. Although the Company does not currently anticipate such nonperformance, it continues to monitor the financial viability of its counterparties. The fair value of derivative instruments where the Company is in a net liability position with its counterparties at December 31, 2013 and 2012 totaled $10.1 million and $0, respectively. The Company uses only credit agreement participants to hedge with, since these institutions are secured equally with the holders of the Company’s bank debt, which eliminates the potential need to post collateral when the Company is in a net derivative liability position.
For the years ended December 31, 2013, 2012 and 2011, the Company recorded in the consolidated statements of income a loss on derivative instruments, net of $18.4 million and gains on derivative instruments, net of $31.4 million and $48.4 million, respectively.

The following sets forth a summary of the Company’s crude oil derivative positions at average NYMEX prices as of December 31, 2013.

Period	Type of Contract	Volume (in Bbls/d)	Weighted Average Floor Price ($/Bbls)	Weighted Average Ceiling Price ($/Bbls)	Weighted Average Short Put Price ($/Bbl)	Weighted Average Put Spread ($/Bbl)
FY 2014	Swaps	7,500	$92.59
	Collars	3,000	$88.33	$104.26
	Three-way collars	500	$85.00	$107.75	$65.00	$20.00
FY 2015	Swaps	4,250	$91.30
	Collars	700	$90.00	$100.65
	Three-way collars	1,000	$85.00	$105.00	$65.00	$20.00
FY 2016	Three-way collars	667	$85.00	$104.00	$65.00	$20.00
The following sets forth a summary of the Company’s natural gas derivative positions at average NYMEX prices as of December 31, 2013.

Period	Type of Contract	Volume (in MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)
FY 2014	Swaps	45,000	$4.09
	Collars	10,000		$5.50
FY 2015	Swaps	10,000	$4.33
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2013 and 2012. All items included in the tables below are Level 2 inputs within the fair value hierarchy:

	December 31, 2013
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
	(In thousands)
Derivative Assets
Fair value of derivative instruments (current assets)	$2,389	$(2,389)	$—
Fair value of derivative instruments (noncurrent asset)	11,709	(2,425)	9,284
Derivative Liabilities
Fair value of derivative instruments (current liabilities)	(12,336)	2,389	(9,947)
Fair value of derivative instruments (included in noncurrent other liabilities)	(2,613)	2,425	(188)
Total	$(851)	$—	$(851)

	December 31, 2012
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
	(In thousands)
Derivative Assets
Fair value of derivative instruments (current asset)	$24,014	$(33)	$23,981
Fair value of derivative instruments (noncurrent asset)	6,778	(1,598)	5,180
Derivative Liabilities
Fair value of derivative instruments (current liabilities)	(33)	33	—
Fair value of derivative instruments (included in noncurrent other liabilities)	(1,598)	1,598	—
Total	29,161	—	29,161
The fair values of the Company’s derivative instruments are based on a third-party industry-standard pricing model that uses market data obtained from third-party sources, including (a) quoted forward prices for oil and gas, (b) discount rates and (c) volatility factors. The estimates of fair value are also compared to the values provided by the counterparty for reasonableness and are adjusted for the counterparties’ credit quality for derivative assets and the Company’s credit quality for derivative liabilities. To date, adjustments for credit quality have not had a material impact on the fair values.
The fair values reported in the consolidated balance sheets are as of a particular point in time and subsequently change as these estimates are revised to reflect actual results, changes in market conditions and other factors. The Company typically has numerous hedge positions that span several time periods and often result in both fair value asset and liability positions held with that counterparty, which positions are all offset to a single fair value asset or liability in the consolidated balance sheets. The Company nets its derivative instrument fair value amounts executed with the same counterparty pursuant to ISDA master agreements, which provide for net settlement over the term of the contract and in the event of default or termination of the contract. The Company had no transfers in or out of Levels 1 or 2 for the years ended December 31, 2013 and 2012.

Fair Value of Other Financial Instruments
The Company’s other financial instruments consist of cash and cash equivalents, receivables, payables and long-term debt which are classified as Level 1 under the fair value hierarchy. The carrying amounts of cash and cash equivalents, receivables, and payables approximate fair value due to the highly liquid or short-term nature of these instruments. The following table presents the carrying amounts and fair values of the Company’s senior notes and convertible senior notes, based on quoted market prices, as of December 31, 2013 and 2012.

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
8.625% Senior Notes	$595,822	$644,978	$595,151	$645,000
7.50% Senior Notes	300,000	327,000	300,000	308,250
4.375% Convertible Senior Notes	4,425	4,115	72,657	73,842
13. Condensed Consolidating Financial Information
The rules of the SEC require that condensed consolidating financial information be provided for a subsidiary that has guaranteed the debt of a registrant issued in a public offering, where the guarantee is full, unconditional and joint and several and where the voting interest of the subsidiary is 100% owned by the registrant. The Company is, therefore, presenting condensed consolidating financial information as of December 31, 2013 and December 31, 2012, and for the three years ended December 31, 2013, 2012 and 2011 on a parent company, combined guarantor subsidiaries, combined non-guarantor subsidiaries and consolidated basis and should be read in conjunction with the consolidated financial statements. The financial information may not necessarily be indicative of results of operations, cash flows, or financial position had such guarantor subsidiaries operated as independent entities.
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

CARRIZO OIL & GAS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS

	December 31, 2013
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets	$1,820,069	$168,718	$—	$(1,709,026)	$279,761
Current assets held for sale	—	—	—	—	—
Assets of discontinued operations	—	—	—	—	—
Property and equipment, net	2,797	1,768,553	2,058	20,807	1,794,215
Investment in subsidiaries	61,619	—	—	(61,619)	—
Long-term assets held for sale	—	—	—	—	—
Other assets	69,686	—	—	(32,902)	36,784
Total assets	$1,954,171	$1,937,271	$2,058	$(1,782,740)	$2,110,760

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$190,550	$1,828,314	$2,061	$(1,709,026)	$311,899
Current liabilities associated with assets held for sale	—	—	—	—	—
Current liabilities of discontinued operations	10,936	—	—	—	10,936
Long-term liabilities	905,235	47,335	—	(23,585)	928,985
Long-term liabilities associated with assets held for sale	—	—	—	—	—
Long-term liabilities of discontinued operations	17,336	—	—	—	17,336
Shareholders’ equity	830,114	61,622	(3)	(50,129)	841,604
Total liabilities and shareholders’ equity	$1,954,171	$1,937,271	$2,058	$(1,782,740)	$2,110,760

	December 31, 2012
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets	$1,689,430	$130,487	$—	$(1,613,094)	$206,823
Current assets held for sale	—	—	1,882	—	1,882
Property and equipment, net	23,041	1,443,064	—	21,569	1,487,674
Investment in subsidiaries	14,588	—	—	(14,588)	—
Long-term assets held for sale	12,670	—	119,956	—	132,626
Other assets	46,913	16,928	—	(8,850)	54,991
Total assets	$1,786,642	$1,590,479	$121,838	$(1,614,963)	$1,883,996

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities	$179,221	$1,631,887	$—	$(1,560,853)	$250,255
Current liabilities associated with assets held for sale	9,880	—	38,783	—	48,663
Long-term liabilities	973,003	3,512	—	—	976,515
Long-term liabilities associated with assets held for sale	—	—	23,547	—	23,547
Shareholders’ equity	624,538	(44,920)	59,508	(54,110)	585,016
Total liabilities and shareholders’ equity	$1,786,642	$1,590,479	$121,838	$(1,614,963)	$1,883,996

CARRIZO OIL & GAS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME

	For the Year Ended December 31, 2013
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Oil and gas revenues	$6,490	$513,692	$—	$—	$520,182
Costs and expenses	82,282	284,076	3	762	367,123
Loss on sale of oil and gas properties	—	45,377	—	—	45,377
Operating income (loss)	(75,792)	184,239	(3)	(762)	107,682
Other income (expense), net	(52,592)	(20,329)	—	—	(72,921)
Income (loss) from continuing operations before income taxes	(128,384)	163,910	(3)	(762)	34,761
Income tax (expense) benefit	44,934	(57,369)	—	(468)	(12,903)
Equity in income (loss) of subsidiaries	106,538	—	—	(106,538)	—
Net income (loss) from continuing operations	23,088	106,541	(3)	(107,768)	21,858
Net income from discontinued operations, net of income taxes	21,825	—	—	—	21,825
Net income (loss)	$44,913	$106,541	$(3)	$(107,768)	$43,683

	For the Year Ended December 31, 2012
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Oil and gas revenues	$20,195	$347,985	$—	$—	$368,180
Costs and expenses	76,839	205,341	—	(12,653)	269,527
Operating income (loss)	(56,644)	142,644	—	12,653	98,653
Other income (expense), net	20,022	(36,542)	—	—	(16,520)
Income (loss) from continuing operations before income taxes	(36,622)	106,102	—	12,653	82,133
Income tax (expense) benefit	12,658	(37,136)	—	(6,478)	(30,956)
Equity in income (loss) of subsidiaries	73,150	—	—	(73,150)	—
Net income (loss) from continuing operations	49,186	68,966	—	(66,975)	51,177
Net income from discontinued operations, net of income taxes	126	—	4,184	—	4,310
Net income (loss)	$49,312	$68,966	$4,184	$(66,975)	$55,487

	For the Year Ended December 31, 2011
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Oil and gas revenues	$31,875	$170,292	$—	$—	$202,167
Costs and expenses	68,652	100,255	—	(4,891)	164,016
Operating income (loss)	(36,777)	70,037	—	4,891	38,151
Other income (expense), net	41,182	(21,188)	—	—	19,994
Income (loss) from continuing operations before income taxes	4,405	48,849	—	4,891	58,145
Income tax (expense) benefit	(1,209)	(22,612)	—	(1,790)	(25,611)
Equity in income (loss) of subsidiaries	29,319	—	—	(29,319)	—
Net income (loss) from continuing operations	32,515	26,237	—	(26,218)	32,534
Net loss from discontinued operations, net of income taxes	1,013	—	3,082	—	4,095
Net income (loss)	$33,528	$26,237	$3,082	$(26,218)	$36,629

CARRIZO OIL & GAS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2013
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities - continuing operations	$(55,888)	$423,366	$(4)	$—	$367,474
Net cash used in investing activities - continuing operations	(86,322)	(513,710)	(2,057)	92,204	(509,885)
Net cash provided by financing activities - continuing operations	120,326	90,143	2,061	(92,204)	120,326
Net cash provided by (used in) discontinued operations	127,429	—	(519)	—	126,910
Net increase (decrease) in cash and cash equivalents	105,545	(201)	(519)	—	104,825
Cash and cash equivalents, beginning of year	51,894	201	519	—	52,614
Cash and cash equivalents, end of year	$157,439	$—	$—	$—	$157,439

	For the Year Ended December 31, 2012
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities - continuing operations	$75,546	$177,525	$—	$—	$253,071
Net cash provided by (used in) investing activities - continuing operations	(280,564)	(493,145)	—	308,558	(465,151)
Net cash provided by (used in) financing activities - continuing operations	237,778	308,558	—	(308,558)	237,778
Net cash used in discontinued operations	—	—	(1,196)	—	(1,196)
Net increase (decrease) in cash and cash equivalents	32,760	(7,062)	(1,196)	—	24,502
Cash and cash equivalents, beginning of year	19,134	7,263	1,715	—	28,112
Cash and cash equivalents, end of year	$51,894	$201	$519	$—	$52,614

	For the Year Ended December 31, 2011
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Net cash provided by operating activities - continuing operations	$56,563	$98,948	$—	$—	$155,511
Net cash provided by (used in) investing activities - continuing operations	(194,689)	(356,168)	—	300,789	(250,068)
Net cash provided by (used in) financing activities - continuing operations	155,842	261,773	—	(300,789)	116,826
Net cash provided by discontinued operations	—	—	1,715	—	1,715
Net increase in cash and cash equivalents	17,716	4,553	1,715	—	23,984
Cash and cash equivalents, beginning of year	1,418	2,710	—	—	4,128
Cash and cash equivalents, end of year	$19,134	$7,263	$1,715	$—	$28,112

14. Supplemental Disclosures about Oil and Gas Producing Activities (Unaudited)
At December 31, 2013, the Company’s oil and gas properties are located in the U.S. At December 31, 2012 and 2011, the Company’s oil and gas properties were located in the U.S. and U.K. North Sea. All information presented as “U.K.” in this footnote relates to the U.K. North Sea discontinued operations. For additional information see “Note 3. Discontinued Operations.”
Costs Incurred
Costs incurred in oil and gas property acquisition, exploration and development activities are summarized below:

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
U.S.
Unproved property acquisition costs	$254,099	$139,344	$108,212
Exploration costs	106,329	211,289	270,688
Development costs	423,871	374,391	126,816
Total costs incurred	$784,299	$725,024	$505,716
U.K.
Unproved property acquisition costs	$—	$11,135	$1,004
Exploration costs	—	—	—
Development costs	—	36,261	41,424
Total costs incurred	$—	$47,396	$42,428
Total Worldwide
Unproved property acquisition costs	$254,099	$150,479	$109,216
Exploration costs	106,329	211,289	270,688
Development costs	423,871	410,652	168,240
Total costs incurred	$784,299	$772,420	$548,144
Costs incurred excludes capitalized interest on U.S. unproved properties of $29.9 million, $24.8 million, and $23.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.
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
Proved oil and gas reserve quantities at December 31, 2013, and the related discounted future net cash flows before income taxes are based on estimates prepared by Ryder Scott Company, L.P. Proved oil and gas reserve quantities at December 31, 2012 and 2011, and the related discounted future net cash flows before income taxes are based on estimates prepared by LaRoche Petroleum Consultants, Ltd., Ryder Scott Company, L.P., and Fairchild and Wells, Inc. Such estimates have been prepared in accordance with guidelines established by the SEC.

The Company’s net proved oil and gas reserves and changes in net proved oil and gas reserves, which are located in the U.S. and U.K., are summarized below:

	Crude Oil and Condensate (MBbls)			Natural Gas Liquids (MBbls)
	U.S.	U.K.	Worldwide	U.S.	U.K.	Worldwide
Proved reserves:
January 1, 2011	10,631	5,263	15,894	12,579	—	12,579
Extensions and discoveries	16,978	—	16,978	426	—	426
Revisions of previous estimates	103	174	277	(174)	—	(174)
Sales of reserves in place	(1,809)	—	(1,809)	(8,501)	—	(8,501)
Production	(802)	—	(802)	(209)	—	(209)
December 31, 2011	25,101	5,437	30,538	4,121	—	4,121
Extensions and discoveries	15,403	—	15,403	1,750	—	1,750
Revisions of previous estimates	1,760	(196)	1,564	740	—	740
Sales of reserves in place	(327)	—	(327)	(923)	—	(923)
Production	(2,862)	—	(2,862)	(305)	—	(305)
December 31, 2012	39,075	5,241	44,316	5,383	—	5,383
Extensions and discoveries	27,295	—	27,295	2,992	—	2,992
Revisions of previous estimates	778	—	778	308	—	308
Sales of reserves in place	(876)	(5,241)	(6,117)	—	—	—
Production	(4,231)	—	(4,231)	(531)	—	(531)
December 31, 2013	62,041	—	62,041	8,152	—	8,152

Proved developed reserves:
December 31, 2011	6,803	2,719	9,522	1,186	—	1,186
December 31, 2012	12,675	5,241	17,916	1,620	—	1,620
December 31, 2013	18,321	—	18,321	2,779	—	2,779

Proved undeveloped reserves:
December 31, 2011	18,298	2,718	21,016	2,935	—	2,935
December 31, 2012	26,400	—	26,400	3,763	—	3,763
December 31, 2013	43,720	—	43,720	5,373	—	5,373
Crude oil, condensate and natural gas liquids extensions and discoveries are primarily attributable to the following:

2013	Additions of U.S. proved developed and undeveloped reserves as a result of drilling and offset locations in the Eagle Ford Shale and the Niobrara Formation.
2012	Additions of U.S. proved developed and undeveloped reserves as a result of drilling and offset locations in the Eagle Ford Shale and the Niobrara Formation.
2011
Additions of U.S. proved developed and undeveloped reserves as a result of drilling and offset locations in the Eagle Ford Shale and the Niobrara Formation; Transfer of U.K. proved undeveloped reserves to proved developed reserves as a result of drilling.

Crude oil, condensate and natural gas liquids sales of reserves in place are primarily attributable to the following:

2013	Sales of U.K. North Sea properties to Iona Energy during the first quarter and sales of U.S. properties in East Texas in the third quarter.
2011	Sales of U.S. properties to KKR during the second quarter and GAIL during the third quarter.

	Natural Gas (MMcf)			Oil-Equivalent Proved Reserves (MBoe)
	U.S.	U.K.	Worldwide	U.S.	U.K.	Worldwide
Proved reserves:
January 1, 2011	665,167	4,684	669,851	134,071	6,044	140,115
Extensions and discoveries	221,544	—	221,544	54,328	—	54,328
Revisions of previous estimates	(41,990)	154	(41,836)	(7,069)	199	(6,870)
Sales of reserves in place	(82,884)	—	(82,884)	(24,124)	—	(24,124)
Production	(38,990)	—	(38,990)	(7,509)	—	(7,509)
December 31, 2011	722,847	4,838	727,685	149,697	6,243	155,940
Extensions and discoveries	72,916	—	72,916	29,305	—	29,305
Revisions of previous estimates	(20,996)	(174)	(21,170)	(999)	(225)	(1,224)
Sales of reserves in place	(313,483)	—	(313,483)	(53,497)	—	(53,497)
Production	(37,612)	—	(37,612)	(9,436)	—	(9,436)
December 31, 2012	423,672	4,664	428,336	115,070	6,018	121,088
Extensions and discoveries	73,360	—	73,360	42,514	—	42,514
Revisions of previous estimates	29,819	—	29,819	6,055	—	6,055
Sales of reserves in place	(307,472)	(4,664)	(312,136)	(52,121)	(6,018)	(58,139)
Production	(31,422)	—	(31,422)	(9,999)	—	(9,999)
December 31, 2013	187,957	—	187,957	101,519	—	101,519

Proved developed reserves:
December 31, 2011	389,795	2,419	392,214	72,955	3,122	76,077
December 31, 2012	229,539	4,664	234,203	52,552	6,018	58,570
December 31, 2013	106,976	—	106,976	38,929	—	38,929

Proved undeveloped reserves:
December 31, 2011	333,052	2,419	335,471	76,742	3,121	79,863
December 31, 2012	194,134	—	194,134	62,519	—	62,519
December 31, 2013	80,981	—	80,981	62,590	—	62,590
Natural gas extensions and discoveries are primarily attributable to the following:

2013	Additions of U.S. proved developed and undeveloped reserves as a result of drilling and offset locations in the Marcellus and Eagle Ford.
2012	Additions of U.S. proved developed and undeveloped reserves as a result of drilling and offset locations in the Barnett, Marcellus, and Eagle Ford.
2011
Additions of U.S. proved developed and undeveloped reserves as a result of drilling and offset locations in the Barnett, Marcellus, and Eagle Ford. Transfer of U.K. proved undeveloped reserves to proved developed reserves as a result of drilling.

Natural gas revisions of previous estimates are primarily attributable to the following:

2013	Positive price revisions in the U.S. primarily in the Barnett and Marcellus.
2012	Negative price revisions in the U.S. primarily in the Barnett.
2011	Negative price revisions in the U.S. primarily in the Barnett.
Natural gas sales of reserves in place are primarily attributable to the following:

2013	Sale of U.S. properties in the Barnett Shale to EnerVest during the fourth quarter and U.K. properties to Iona during the first quarter.
2012	Sales of properties to Atlas during the second quarter and sale of Gulf Coast properties during the third quarter.
2011	Sales of properties to KKR during the second quarter and GAIL during the third quarter.

Standardized Measure
The standardized measure of discounted future net cash flows relating to proved oil and gas reserves is as follows:

	U.S.	U.K.	Worldwide
	(In thousands)
2011
Future cash inflows	$4,834,725	$617,667	$5,452,392
Future production costs	(1,212,722)	(95,229)	(1,307,951)
Future development costs	(1,163,377)	(43,954)	(1,207,331)
Future income taxes	(477,824)	(246,273)	(724,097)
Future net cash flows	1,980,802	232,211	2,213,013
Less 10% annual discount to reflect timing of cash flows	(1,124,339)	(47,638)	(1,171,977)
Standard measure of discounted future net cash flows	$856,463	$184,573	$1,041,036
2012
Future cash inflows	$4,960,687	$623,678	$5,584,365
Future production costs	(1,009,850)	(87,727)	(1,097,577)
Future development costs	(982,101)	(11,194)	(993,295)
Future income taxes	(511,790)	(252,493)	(764,283)
Future net cash flows	2,456,946	272,264	2,729,210
Less 10% annual discount to reflect timing of cash flows	(1,277,463)	(33,352)	(1,310,815)
Standard measure of discounted future net cash flows	$1,179,483	$238,912	$1,418,395
2013
Future cash inflows	$6,936,276	$—	$6,936,276
Future production costs	(1,629,663)	—	(1,629,663)
Future development costs	(1,340,722)	—	(1,340,722)
Future income taxes	(835,840)	—	(835,840)
Future net cash flows	3,130,051	—	3,130,051
Less 10% annual discount to reflect timing of cash flows	(1,508,640)	—	(1,508,640)
Standard measure of discounted future net cash flows	$1,621,411	$—	$1,621,411
Reserve estimates and future cash flows are based on the average realized prices for sales of oil and gas on the first calendar day of each month during the year. The average prices used for 2013, 2012 and 2011 were $99.44, $102.03, and $95.28 per barrel, respectively, for crude oil and condensate, $25.60, $32.12 and $44.90 per barrel, respectively, for natural gas liquids, and $2.97, $2.08 and $3.24 per Mcf, respectively, for natural gas.
Future operating expenses and development costs are computed primarily by the Company’s petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company’s proved oil and gas reserves at the end of the year, based on current costs and assuming continuation of existing economic conditions. Future income taxes are based on year-end statutory rates, adjusted for the tax basis of oil and gas properties and available applicable tax assets. A discount factor of 10% was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost or fair value of the Company’s oil and gas properties. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in oil and gas reserve estimates.

Changes in Standardized Measure
Changes in the standardized measure of discounted future net cash flows relating to proved oil and gas reserves are summarized below:

	U.S.	U.K.	Worldwide
	(In thousands)
Standardized measure — January 1, 2011	$654,684	$94,102	$748,786
Revisions to reserves proved in prior years:
Net change in sales prices and production costs related to future production	134,952	128,525	263,477
Net change in estimated future development costs	(509)	(4,144)	(4,653)
Net change due to revisions in quantity estimates	(64,860)	13,078	(51,782)
Accretion of discount	81,225	19,399	100,624
Changes in production rates (timing) and other	(78,199)	(16,094)	(94,293)
Total revisions	72,609	140,764	213,373
Net change due to extensions and discoveries, net of estimated future development and production costs	508,558	—	508,558
Net change due to sales of minerals in place	(150,437)	—	(150,437)
Sales of oil and gas produced, net of production costs	(173,853)	—	(173,853)
Previously estimated development costs incurred	5,381	39,779	45,160
Net change in income taxes	(60,479)	(90,072)	(150,551)
Net change in standardized measure of discounted future net cash flows	201,779	90,471	292,250
Standardized measure — December 31, 2011	$856,463	$184,573	$1,041,036
Revisions to reserves proved in prior years:
Net change in sales prices and production costs related to future production	(55,249)	49,719	(5,530)
Net change in estimated future development costs	91,404	—	91,404
Net change due to revisions in quantity estimates	(77,919)	(46,803)	(124,722)
Accretion of discount	107,451	37,453	144,904
Changes in production rates (timing) and other	(3,369)	(6,061)	(9,430)
Total revisions	62,318	34,308	96,626
Net change due to extensions and discoveries, net of estimated future development and production costs	599,544	—	599,544
Net change due to sales of minerals in place	(212,910)	—	(212,910)
Sales of oil and gas produced, net of production costs	(313,354)	—	(313,354)
Previously estimated development costs incurred	202,187	32,760	234,947
Net change in income taxes	(14,765)	(12,729)	(27,494)
Net change in standardized measure of discounted future net cash flows	323,020	54,339	377,359
Standardized measure — December 31, 2012	$1,179,483	$238,912	$1,418,395
Revisions to reserves proved in prior years:
Net change in sales prices and production costs related to future production	(232,361)	—	(232,361)
Net change in estimated future development costs	(10,602)	—	(10,602)
Net change due to revisions in quantity estimates	205,686	—	205,686
Accretion of discount	141,229	44,160	185,389
Changes in production rates (timing) and other	56,052	(44,160)	11,892
Total revisions	160,004	—	160,004
Net change due to extensions and discoveries, net of estimated future development and production costs	873,028	—	873,028
Net change due to sales of minerals in place	(191,155)	(441,597)	(632,752)
Sales of oil and gas produced, net of production costs	(444,841)	—	(444,841)
Previously estimated development costs incurred	217,395	—	217,395
Net change in income taxes	(172,503)	202,685	30,182
Net change in standardized measure of discounted future net cash flows	441,928	(238,912)	203,016
Standardized measure — December 31, 2013	$1,621,411	$—	$1,621,411

15. Selected Quarterly Financial Data (Unaudited)
The following table presents selected quarterly financial data for the years ended December 31, 2013 and 2012:

2013	First		Second	Third	Fourth
	(In thousands, except per share amounts)
Oil and gas revenues	$111,901		$134,224	$144,329	$129,728
Operating income (loss)	33,463		46,618	48,603	(21,002)	(2)
Net income (loss) from continuing operations	2,524		35,837	5,712	(22,215)
Net income (loss)	$26,182	(1)	$36,969	$4,521	$(23,989)	(2)

Net income (loss) per share - basic
Net income (loss) from continuing operations	$0.06		$0.89	$0.14	$(0.52)	(2)
Net income (loss) per share	0.66	(1)	0.92	0.11	(0.56)	(2)

Net income (loss) per share - diluted
Net income (loss) from continuing operations	$0.06		$0.88	$0.14	$(0.52)	(2)
Net income (loss) per share	0.65	(1)	0.91	0.11	(0.56)	(2)

2012	First	Second	Third	Fourth
	(In thousands, except per share amounts)
Oil and gas revenues	$80,715	$83,818	$96,197	$107,450
Operating income	22,380	14,806	24,318	37,151
Net income (loss) from continuing operations	10,676	25,683	(1,945)	16,763
Net income (loss)	$9,423	$28,504	$(930)	$18,490

Net income (loss) per share - basic
Net income (loss) from continuing operations	$0.27	$0.65	$(0.05)	$0.42
Net income (loss) per share	0.24	0.72	(0.02)	0.47

Net income (loss) per share - diluted
Net income (loss) from continuing operations	$0.27	$0.64	$(0.05)	$0.42
Net income (loss) per share	0.24	0.71	(0.02)	0.46

(1)	First quarter 2013 results include the impact of pre-tax gain of $37.3 million related to the sale of the Company’s U.K. North Sea assets which were reported as discontinued operations.

(2)	Fourth quarter 2013 results include the impact of a pre-tax loss of $45.4 million related to the sale of the Company’s remaining oil and gas properties in the Barnett.
The sum of the quarterly net income (loss) per common share may not agree with the total year net income (loss) per common share as each quarterly computation is based on the net income (loss) for each period and the weighted average common shares outstanding during each period. Previously reported amounts have been reclassified to conform to the presentation of the U.K. North Sea assets as discontinued operations.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARRIZO OIL & GAS, INC.

By:	/s/ Paul F. Boling
Paul F. Boling
Chief Financial Officer, Vice President,
Secretary and Treasurer
Date: March 3, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ S.P. Johnson IV	President, Chief Executive Officer and Director	March 3, 2014
S. P. Johnson IV	(Principal Executive Officer)

/s/ Paul F. Boling	Chief Financial Officer, Vice President,	March 3, 2014
Paul F. Boling	Secretary and Treasurer
(Principal Financial Officer)

/s/ David L. Pitts	Vice President and Chief Accounting Officer	March 3, 2014
David L. Pitts	(Principal Accounting Officer)

/s/ Steven A. Webster	Chairman of the Board	March 3, 2014
Steven A. Webster

/s/ Thomas L. Carter, Jr.	Director	March 3, 2014
Thomas L. Carter, Jr.

/s/ Robert F. Fulton	Director	March 3, 2014
Robert F. Fulton

/s/ F. Gardner Parker	Director	March 3, 2014
F. Gardner Parker

/s/ Roger A. Ramsey	Director	March 3, 2014
Roger A. Ramsey

/s/ Frank A. Wojtek	Director	March 3, 2014
Frank A. Wojtek

S-1