Form 10-Q
period 2014-03-31
CARRIZO OIL & GAS INC
filed 2014-05-07
CIK 1040593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 30, 2014 was 45,489,678.

CARRIZO OIL & GAS, INC.
FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2014

PART I. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
CARRIZO OIL & GAS, INC. CONSOLIDATED BALANCE SHEETS (in thousands, except share and per share data) (Unaudited)

	March 31, 2014	December 31, 2013
Assets
Current assets
Cash and cash equivalents	$62,420	$157,439
Accounts receivable, net	123,754	111,195
Deferred income taxes	5,722	4,201
Other current assets	5,957	6,926
Total current assets	197,853	279,761
Property and equipment
Oil and gas properties, full cost method
Proved properties, net	1,530,946	1,408,484
Unproved properties, not being amortized	399,166	377,437
Other property and equipment, net	8,081	8,294
Total property and equipment, net	1,938,193	1,794,215
Debt issuance costs	22,093	22,899
Other assets	10,925	13,885
Total Assets	$2,169,064	$2,110,760

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$47,049	$57,146
Revenues and royalties payable	87,278	79,136
Accrued capital expenditures	108,483	87,031
Accrued interest	24,787	17,430
Advances for joint operations	7,977	19,967
Liabilities of discontinued operations	9,533	10,936
Derivative liabilities	21,382	9,947
Other current liabilities	56,659	41,242
Total current liabilities	363,148	322,835
Long-term debt	900,425	900,247
Liabilities of discontinued operations	17,060	17,336
Deferred income taxes	22,019	16,856
Asset retirement obligations	7,156	6,576
Other liabilities	6,026	5,306
Total liabilities	1,315,834	1,269,156
Commitments and contingencies
Shareholders’ equity
Common stock, $0.01 par value, 90,000,000 shares authorized; 45,480,154 issued and outstanding as of March 31, 2014 and 45,468,675 issued and outstanding as of December 31, 2013	455	455
Additional paid-in capital	885,598	879,948
Accumulated deficit	(32,823)	(38,799)
Total shareholders’ equity	853,230	841,604
Total Liabilities and Shareholders’ Equity	$2,169,064	$2,110,760
The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(in thousands, except per share data)
(Unaudited)

	For The Three Months Ended March 31,
	2014	2013
Revenues
Crude oil	$130,362	$87,482
Natural gas liquids	5,888	2,741
Natural gas	20,962	21,678
Total revenues	157,212	111,901

Costs and Expenses
Lease operating	12,605	10,195
Production taxes	6,091	4,513
Ad valorem taxes	1,428	1,860
Depreciation, depletion and amortization	64,594	45,697
General and administrative	28,261	16,173
Loss on derivatives, net	20,680	14,554
Interest expense, net	12,425	14,976
Other (income) expense, net	574	(40)
Total costs and expenses	146,658	107,928

Income From Continuing Operations Before Income Taxes	10,554	3,973
Income tax expense	(3,933)	(1,449)
Income From Continuing Operations	6,621	2,524
Income (Loss) From Discontinued Operations, Net of Income Taxes	(645)	23,658
Net Income	$5,976	$26,182

Net Income (Loss) Per Common Share - Basic
Income from continuing operations	$0.15	$0.06
Income (loss) from discontinued operations, net of income taxes	(0.02)	0.60
Net income	$0.13	$0.66

Net Income (Loss) Per Common Share - Diluted
Income from continuing operations	$0.14	$0.06
Income (loss) from discontinued operations, net of income taxes	(0.01)	0.59
Net income	$0.13	$0.65

Weighted Average Common Shares Outstanding
Basic	45,003	39,778
Diluted	45,834	40,333
The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For The Three Months Ended March 31,
	2014	2013
Cash Flows From Operating Activities
Net income	$5,976	$26,182
(Income) loss from discontinued operations, net of income taxes	645	(23,658)
Adjustments to reconcile income from continuing operations to net cash provided by operating activities from continuing operations
Depreciation, depletion and amortization	64,594	45,697
Non-cash loss on derivatives, net	14,005	21,057
Stock-based compensation, net	12,161	6,483
Deferred income taxes	3,933	1,449
Non-cash interest expense, net	675	1,309
Other, net	1,101	(1,336)
Changes in operating assets and liabilities-
Accounts receivable	(12,471)	2,216
Accounts payable	9,891	29,337
Accrued liabilities	3,627	(16,398)
Other, net	(1,290)	(1,156)
Net cash provided by operating activities from continuing operations	102,847	91,182
Net cash used in operating activities from discontinued operations	(456)	(61)
Net cash provided by operating activities	102,391	91,121
Cash Flows From Investing Activities
Capital expenditures - oil and gas properties	(197,879)	(213,260)
Capital expenditures - other property and equipment	(187)	(999)
Proceeds from sales of oil and gas properties, net	2,865	9,063
Other, net	129	13,235
Net cash used in investing activities from continuing operations	(195,072)	(191,961)
Net cash provided by (used in) investing activities from discontinued operations	(2,229)	116,179
Net cash used in investing activities	(197,301)	(75,782)
Cash Flows From Financing Activities
Long-term borrowings under credit agreement	—	45,000
Repayments of long-term borrowings under credit agreement	—	(45,000)
Payments of debt issuance costs	(109)	(50)
Proceeds from stock options exercised	—	743
Net cash provided by (used in) financing activities from continuing operations	(109)	693
Net cash provided by financing activities from discontinued operations	—	3,000
Net cash provided by (used in) financing activities	(109)	3,693
Net Increase (Decrease) in Cash and Cash Equivalents	(95,019)	19,032
Cash and Cash Equivalents, Beginning of Period	157,439	52,614
Cash and Cash Equivalents, End of Period	$62,420	$71,646
The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Operations
Carrizo Oil & Gas, Inc. is a Houston-based energy company which, together with its subsidiaries (collectively, the “Company”), is actively engaged in the exploration, development, and production of oil and gas primarily from resource plays located in the United States. The Company’s current operations are principally focused in proven, producing oil and gas plays primarily in the Eagle Ford Shale in South Texas, the Utica Shale in Ohio, the Niobrara Formation in Colorado, and the Marcellus Shale in Pennsylvania.
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The consolidated financial statements include the accounts of the Company after elimination of intercompany transactions and balances and are presented in accordance with U.S. generally accepted accounting principles (“GAAP”). The Company proportionately consolidates its undivided interests in oil and gas properties as well as investments in unincorporated entities, such as partnerships and limited liability companies where the Company, as a partner or member, has undivided interests in the oil and gas properties. The consolidated financial statements reflect all necessary adjustments, all of which were of a normal recurring nature and are in the opinion of management necessary to present fairly, in all material respects, the Company’s interim financial position, results of operations and cash flows. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the full year. The consolidated financial statements included herein should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Such reclassifications had no material impact on prior period amounts.
Discontinued Operations
On December 27, 2012, the Company agreed to sell Carrizo UK Huntington Ltd, a wholly owned subsidiary of the Company (“Carrizo UK”), and all of its interest in the Huntington Field discovery, where Carrizo UK owned a 15% non-operated working interest and certain overriding royalty interests. The sale closed on February 22, 2013. The liabilities, results of operations and cash flows associated with Carrizo UK have been classified as discontinued operations in the consolidated financial statements. Unless otherwise indicated, the information in these notes relate to the Company’s continuing operations. Information related to discontinued operations is included in “Note 3. Discontinued Operations” and “Note 10. Condensed Consolidating Financial Information.”
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
Significant estimates include volumes of proved oil and gas reserves, which are used in calculating the depreciation, depletion, and amortization (“DD&A”) of proved oil and gas property costs, the present value of future net revenues included in the full cost ceiling test, estimates of future taxable income used in assessing the realizability of deferred tax assets, and the estimated costs and timing of cash outflows underlying asset retirement obligations. Oil and gas reserve estimates, and therefore calculations based on such reserve estimates, are subject to numerous inherent uncertainties, the accuracy of which, is a function of the quality and quantity of available data, the application of engineering and geological interpretation and judgment to available data and the interpretation of mineral leaseholds and other contractual arrangements, including adequacy of title, drilling requirements and royalty obligations. These estimates also depend on assumptions regarding quantities and production rates of recoverable oil and gas reserves, oil and gas prices, timing and amounts of development costs and operating expenses, all of which will vary from those assumed in the Company’s estimates. Other significant estimates are involved in determining impairments of unevaluated leasehold costs, fair values of derivative instruments, stock-based compensation, collectability of receivables, and in evaluating disputed claims, interpreting of contractual arrangements (including royalty obligations and notional interest calculations) and contingencies. Estimates are based on current assumptions that may be materially affected by the results of subsequent drilling and completion, testing and production as well as subsequent changes in oil and gas prices, counterparty creditworthiness, interest rates and the market value and volatility of the Company’s common stock.
Cash and Cash Equivalents
Cash equivalents include highly liquid investments with original maturities of three months or less.
Accounts Receivable and Allowance for Doubtful Accounts
The Company establishes an allowance for doubtful accounts when it determines that it will not collect all or a part of an accounts receivable balance. The Company assesses the collectability of its accounts receivable on a quarterly basis and adjusts the allowance as necessary using the specific identification method. The allowance for doubtful accounts was not significant at March 31, 2014 and December 31, 2013. Accounts receivable from related parties at March 31, 2014 and December 31, 2013 was $5.4 million and $6.6 million, respectively.
Concentration of Credit Risk
The Company’s accounts receivable consists primarily of receivables from oil and gas purchasers and joint interest owners in properties the Company operates. This concentration of customers and joint interest owners in the oil and gas industry may impact the Company’s overall credit risk in that these entities may be similarly affected by changes in economic and other industry conditions. The Company does not require collateral from its customers and joint interest owners. The Company generally has the right to withhold future revenue distributions to recover any non-payment of joint interest billings.
The Company’s derivative instruments in a net asset position also subject the Company to a concentration of credit risk. See “Note 8. Derivative Instruments”.
Oil and Gas Properties
Oil and gas properties are accounted for using the full cost method of accounting under which all productive and nonproductive costs directly associated with property acquisition, exploration and development activities are capitalized to costs centers established on a country-by-country basis. The internal cost of employee compensation and benefits, including stock-based compensation, directly associated with acquisition, exploration and development activities are capitalized and totaled $5.4 million and $2.1 million for the three months ended March 31, 2014 and 2013, respectively. Internal costs related to production, general corporate overhead and similar activities are expensed as incurred.
Capitalized oil and gas property costs within a cost center are amortized on an equivalent unit-of-production method, converting natural gas to barrels of oil equivalent at the ratio of six thousand cubic feet of gas to one barrel of oil, which represents their approximate relative energy content. The equivalent unit-of-production rate is computed on a quarterly basis by dividing production by proved oil and gas reserves at the beginning of the quarter then applying such amount to capitalized oil and gas property costs, which includes estimated asset retirement costs, less accumulated amortization, plus the estimated future expenditures (based on current costs) to be incurred in developing proved reserves, net of estimated salvage values. Average DD&A per Boe of proved oil and gas properties was $26.68 and $18.82 for the three months ended March 31, 2014 and 2013, respectively.
Unproved properties, not being amortized, include unevaluated leasehold and seismic costs associated with specific unevaluated properties, the cost of exploratory wells in progress, and related capitalized interest. Exploratory wells in progress and individually significant unevaluated leaseholds are assessed on a quarterly basis to determine whether or not and to what extent proved reserves have been assigned to the properties or if an impairment has occurred, in which case the related costs along with associated capitalized interest are added to the oil and gas property costs subject to amortization. Factors the Company considers in its impairment assessment include drilling results by the Company and other operators, the terms of oil and gas leases not held by production and drilling and completion capital expenditure plans. The Company expects to complete its evaluation of the majority of its unevaluated leaseholds within the next five years and exploratory wells in progress within the next year. Individually insignificant unevaluated leaseholds are grouped by major area and added to the oil and gas property costs subject to amortization based on the average primary lease term of the properties. The Company capitalized interest costs associated with its unproved properties totaling $7.7 million and $6.8 million for the three months ended March 31, 2014 and 2013, respectively. The amount of interest costs capitalized is determined on a quarterly basis based on the average balance of unproved properties using a weighted-average interest rate based on outstanding borrowings.
Proceeds from the sale of proved and unproved oil and gas properties are recognized as a reduction of capitalized oil and gas property costs with no gain or loss recognized, unless the sale significantly alters the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. For the three months ended March 31, 2014 and 2013, the Company did not have any sales of oil and gas properties that significantly altered such relationship.
Capitalized costs, less accumulated amortization and related deferred income taxes, are limited to the “cost center ceiling” equal to (i) the sum of (A) the present value of estimated future net revenues from proved oil and gas reserves, less estimated future expenditures to be incurred in developing and producing the proved reserves computed using a discount factor of 10%, (B) the costs of unproved properties not being amortized, and (C) the lower of cost or estimated fair value of unproved properties included in the costs being amortized; less (ii) related income tax effects. If the net capitalized costs exceed the cost center ceiling, the excess is recognized as an impairment of oil and gas properties. An impairment recognized in one period may not be reversed in a subsequent period even if higher oil and gas prices in the future increase the cost center ceiling applicable to the subsequent period.
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
Debt Issuance Costs
Debt issuance costs associated with the revolving credit facility are amortized to interest expense on a straight-line basis over the term of the facility. Debt issuance costs associated with the senior notes are amortized to interest expense using the effective interest method over the terms of the related notes.
Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, receivables, payables, derivative instruments and long-term debt. The carrying amounts of cash and cash equivalents, receivables and payables approximate fair value due to the highly liquid or short-term nature of these instruments. The fair values of the Company’s derivative instruments are based on a third-party industry-standard pricing model that uses market data obtained from third-party sources, including quoted forward prices for oil and gas, discount rates and volatility factors. The carrying amounts of long-term debt under the Company’s revolving credit facility, if any, would approximate fair value as borrowings would bear interest at variable rates of interest. The carrying amounts of the Company’s senior notes and other long-term debt may not approximate fair value because carrying amounts are net of any unamortized discount and the notes bear interest at fixed rates of interest. See “Note 6. Long-Term Debt” and “Note 9. Fair Value Measurements.”
Asset Retirement Obligations
The Company’s asset retirement obligations represent the present value of the estimated future costs associated with plugging and abandonment of oil and gas wells, removal of production equipment and facilities and restoring the surface of the land in accordance with the terms of oil and gas leases and applicable local, state and federal laws. Determining asset retirement obligations requires estimates of the costs of plugging and abandoning oil and gas wells, removing production equipment and facilities and restoring the surface of the land as well as estimates of the economic lives of the oil and gas wells and future inflation rates. The resulting estimate of future cash outflows are discounted using a credit-adjusted risk-free interest rate that corresponds with the timing of the cash outflows. Cost estimates consider historical experience, third party estimates, the requirements of oil and gas leases and applicable local, state and federal laws, but do not consider estimated salvage values. Asset retirement obligations are recognized when the well is drilled or when the production equipment and facilities are installed with an associated increase in oil and gas property costs. Asset retirement obligations are accreted to their expected settlement values with any difference between the actual cost of settling the asset retirement obligations and recorded amount being recognized as an adjustment to proved oil and gas property costs. On an interim basis, when indicators suggest there have been material changes in the estimates underlying the obligation, the Company reassesses its asset retirement obligations to determine whether any revisions to the obligations are necessary. At least annually, the Company reassesses all of its asset retirement obligations to determine whether any revisions to the obligations are necessary. Revisions typically occur due to changes in estimated costs or well economic lives, or if federal or state regulators enact new requirements regarding the abandonment of oil and gas wells.

Commitments and Contingencies
Liabilities are recognized for contingencies when (i) it is both probable that an asset has been impaired or that a liability has been incurred and (ii) the amount of such loss is reasonably estimable.
Revenue Recognition
Oil and gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, delivery has occurred, title has transferred and collectability is reasonably assured. The Company follows the sales method of accounting whereby revenues from the production of natural gas from properties in which the Company has an interest with other producers are recognized for production sold to purchasers, regardless of whether the sales are proportionate to the Company’s ownership interest in the property. Production imbalances are recognized as an asset or liability to the extent that the Company has an imbalance on a specific property that is in excess of its remaining proved reserves. Sales volumes are not significantly different from the Company’s share of production and as of March 31, 2014 and December 31, 2013, the Company did not have any material production imbalances.
Derivative Instruments
The Company uses commodity derivative instruments, primarily fixed price swaps and costless collars, to manage its exposure to commodity price risk. All derivative instruments are recorded on the consolidated balance sheets as either an asset or liability measured at fair value. The Company nets its derivative instrument fair value amounts executed with the same counterparty pursuant to ISDA master agreements, which provide for net settlement over the term of the contract and in the event of default or termination of the contract. Although the derivative instruments provide an economic hedge of the Company’s exposure to commodity price volatility, because the Company elected not to meet the criteria to qualify its derivative instruments for hedge accounting treatment, gains and losses as a result of changes in the fair value of derivative instruments are recognized as gain (loss) on derivative instruments, net in the consolidated statements of income in the period in which the changes occur. The net cash flows resulting from the payments to and receipts from counterparties as a result of derivative settlements are classified as cash flows from operating activities. The Company does not enter into derivative instruments for speculative or trading purposes.
The Company’s Board of Directors establishes risk management policies and reviews derivative instruments, including volumes, types of instruments and counterparties, on a quarterly basis. These policies require that derivative instruments be executed only by the President or Chief Financial Officer after consultation with and concurrence by the President, Chief Financial Officer and Chairman of the Board. The master contracts with approved counterparties identify the President and Chief Financial Officer as the only Company representatives authorized to execute derivative instruments. See “Note 8. Derivative Instruments” for further discussion of the Company’s derivative instruments.
Stock-Based Compensation
The Company currently has outstanding stock options, stock appreciation rights (“SARs”) to be settled in cash, restricted stock awards and units and performance share awards. The Company recognized the following stock-based compensation expense, net of amounts capitalized for the periods indicated which is reflected as general and administrative expense in the consolidated statements of income:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Stock appreciation rights	$8,456	$3,932
Restricted stock awards and units	5,701	3,857
Performance share awards	14	—
	14,171	7,789
Less: amounts capitalized	(2,010)	(1,306)
Total stock-based compensation expense	$12,161	$6,483
Income tax benefit	$4,256	$2,363
Stock Appreciation Rights. For stock appreciation rights to be settled in cash, stock-based compensation expense is based on the fair value liability (using the Black-Scholes-Merton option pricing model) remeasured at each reporting period, recognized over the vesting period (generally three years) using the graded vesting method. For periods subsequent to vesting and prior to exercise, stock-based compensation expense is based on the fair value liability remeasured at each reporting period based on the intrinsic value of the SAR. The liability for SARs are classified as “Other current liabilities” for the portion of the awards that are vested or are expected to vest within the next 12 months, with the remainder classified as “Other liabilities.” SARs typically expire between four and seven years after the date of grant.

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
Performance Share Awards. For performance share awards, stock-based compensation expense is based on the grant-date fair value (using a Monte Carlo valuation model) and recognized over the vesting period (generally three years) using the straight-line method. The number of shares of common stock issuable upon vesting of the performance share awards range from zero to 200% based on the Company's total shareholder return relative to an industry peer group over a three year performance period.
Income Taxes
Income taxes are recognized based on earnings reported for tax return purposes in addition to a provision for deferred income taxes. Deferred income taxes are recognized at each reporting period for the future tax consequences of cumulative temporary differences between the tax bases of assets and liabilities and their reported amounts in the Company’s financial statements based on existing tax laws and enacted statutory tax rates applicable to the periods in which the temporary differences are expected to affect taxable income. The Company routinely assesses the realizability of its deferred tax assets by taxing jurisdiction and considers its estimate of future taxable income based on production of proved reserves at estimated future pricing in making such assessments. If the Company concludes that it is more likely than not that some portion or all of the benefit from deferred tax assets will not be realized, the deferred tax assets are reduced by a valuation allowance. The Company classifies interest and penalties associated with income taxes as interest expense.
Income From Continuing Operations Per Common Share
Supplemental income from continuing operations per common share information is provided below:

	Three Months Ended March 31,
	2014	2013
	(In thousands, except per share amounts)
Income From Continuing Operations	$6,621	$2,524
Basic weighted average common shares outstanding	45,003	39,778
Effect of dilutive instruments	831	555
Diluted weighted average common shares outstanding	45,834	40,333
Income From Continuing Operations Per Common Share
Basic	$0.15	$0.06
Diluted	$0.14	$0.06
Basic income from continuing operations per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted income from continuing operations per common share is based on the weighted average number of common shares and all potentially dilutive common shares outstanding during the period which include restricted stock awards and units, performance share awards, stock options and warrants. The Company excludes the number of awards, units, options and warrants from the calculation of diluted weighted average shares outstanding when the grant date prices are greater than the average market prices of the Company’s common stock for the corresponding period as the effect would be antidilutive to the computation. The Company includes the number of potentially dilutive shares attributable to the performance share awards based on the number of shares, if any, that would be issuable as if the end of the period was the end of the performance period. The number of awards, units, options, warrants and performance share awards excluded for the three months ended March 31, 2014 and 2013 were not significant.
3. Discontinued Operations
On February 22, 2013, the Company closed on the sale of Carrizo UK, and all of its interest in the Huntington Field discovery, including a 15% non-operated working interest and certain overriding royalty interests, to a subsidiary of Iona Energy Inc. (“Iona Energy”) for an agreed-upon price of $184.0 million, including the assumption and repayment by Iona Energy of the $55.0 million of borrowings outstanding under Carrizo UK’s senior secured multicurrency credit facility as of the closing date. The liabilities of discontinued operations of $26.6 million as of March 31, 2014 relate to an accrual for estimated future obligations related to the sale. See “Note 2. Summary of Significant Accounting Policies—Use of Estimates” for further discussion of estimates and assumptions that may affect the reported amounts of liabilities related to the sale of Carrizo UK.

The following table summarizes the amounts included in income (loss) from discontinued operations, net of income taxes presented in the consolidated statements of income for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Revenues	—	—

Costs and Expenses
General and administrative	437	5
Accretion related to asset retirement obligations	—	36
Gain on sale of discontinued operations	—	(37,294)
Increase in estimated future obligations	535	—
Loss on derivatives, net	20	44
Other income, net	—	(24)
Income (Loss) From Discontinued Operations Before Income Taxes	(992)	37,233
Income tax (expense) benefit	347	(13,575)
Income (Loss) From Discontinued Operations, Net of Income Taxes	($645)	$23,658
Income Taxes
Carrizo UK is a disregarded entity for U.S. federal income tax purposes. Accordingly, the income tax (expense) benefit reflected above includes the Company’s U.S. deferred income tax (expense) benefit associated with the income (loss) from discontinued operations before income taxes. The related U.S. deferred tax assets and liabilities have been classified as deferred income taxes of continuing operations in the consolidated balance sheets.
4. Property and Equipment, Net
At March 31, 2014 and December 31, 2013, total property and equipment, net consisted of the following:

	March 31, 2014	December 31, 2013
	(In thousands)
Proved properties	$2,368,532	$2,182,226
Accumulated depreciation, depletion and amortization	(837,586)	(773,742)
Proved properties, net	1,530,946	1,408,484
Unproved properties, not being amortized
Unevaluated leasehold and seismic costs	326,703	302,232
Exploratory wells in progress	21,169	30,196
Capitalized interest	51,294	45,009
Total unproved properties, not being amortized	399,166	377,437
Other property and equipment	15,486	15,260
Accumulated depreciation	(7,405)	(6,966)
Other property and equipment, net	8,081	8,294
Total property and equipment, net	$1,938,193	$1,794,215

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

	Three Months Ended March 31,
	2014	2013
	(In thousands)
Income tax expense at the statutory rate	($3,694)	($1,391)
State income taxes, net of U.S. federal income tax benefit	(192)	(14)
Other, net	(47)	(44)
Income tax expense	($3,933)	($1,449)
6. Long-Term Debt
Long-term debt consisted of the following at March 31, 2014 and December 31, 2013:

	March 31, 2014	December 31, 2013
	(In thousands)
8.625% Senior Notes due 2018	$600,000	$600,000
Unamortized discount for 8.625% Senior Notes	(4,000)	(4,178)
7.50% Senior Notes due 2020	300,000	300,000
Other long-term debt due 2018	4,425	4,425
Senior Secured Revolving Credit Facility	—	—
Total long-term debt	$900,425	$900,247
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
As of March 31, 2014, the borrowing base was $470.0 million. As a result of the Spring 2014 borrowing base redetermination, effective April 10, 2014, the borrowing base was increased to $570.0 million. The borrowing base will be redetermined by the lenders at least semi-annually on each May 1 and November 1, with the next redetermination expected in the Fall of 2014. The amount the Company is able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the credit agreement governing the revolving credit facility.
The Company is subject to certain covenants under the terms of the revolving credit facility, as amended, which include the maintenance of the following financial covenants: (1) a ratio of Total Debt to EBITDA of not more than 4.00 to 1.00; and (2) a Current Ratio of not less than 1.00 to 1.00; (each of the capitalized terms used in the foregoing clauses (1) and (2) being as defined in the credit agreement governing the revolving credit facility). At March 31, 2014, the ratio of Total Debt to EBITDA was 2.03 to 1.00 and the Current Ratio was 2.10 to 1.00. As defined in the credit agreement governing the revolving credit facility, Total Debt is net of cash and cash equivalents and the Current Ratio includes an add back of the available borrowing capacity. Because the calculation of the financial ratios are made as of a certain date, the financial ratios can fluctuate significantly period to period as the amounts outstanding under the revolving credit facility are dependent on the timing of cash flows from operations, capital expenditures, sales of oil and gas properties and securities offerings.

At March 31, 2014, the Company had no borrowings outstanding under the revolving credit facility and had $0.9 million in letters of credit outstanding which reduced the amounts available under the revolving credit facility. The revolving credit facility is generally used to fund ongoing working capital needs and the Company’s capital expenditure plan to the extent such amounts exceed cash on hand, cash flow from operations, proceeds from the sale of oil and gas properties and securities offerings.
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
The Company typically has numerous hedge positions that span several time periods and often result in both fair value asset and liability positions held with that counterparty, which positions are all offset to a single fair value asset or liability at the end of each reporting period. The Company nets its derivative instrument fair value amounts executed with the same counterparty pursuant to ISDA master agreements, which provide for net settlement over the term of the contract and in the event of default or termination of the contract. The fair value of derivative instruments where the Company is in a net asset position with its counterparties at March 31, 2014 and December 31, 2013 totaled $6.7 million and $9.3 million, respectively, and is summarized by counterparty in the table below:

Counterparty	March 31, 2014	December 31, 2013
Credit Suisse	41%	46%
Wells Fargo	33%	23%
Societe Generale	26%	31%
Total	100%	100%
The counterparties to the Company’s derivative instruments are lenders under the Company’s credit agreement. Because each of the lenders have investment grade credit ratings, the Company believes it has minimal credit risk and accordingly does not currently require its counterparties to post collateral to support the net asset positions of its derivative instruments. As such, the Company is exposed to credit risk to the extent of nonperformance by the counterparties to its derivative instruments. Although the Company does not currently anticipate such nonperformance, it continues to monitor the financial viability of its counterparties. The fair value of derivative instruments where the Company is in a net liability position with its counterparties at March 31, 2014 and December 31, 2013 totaled $21.5 million and $10.1 million, respectively. The Company uses only credit agreement participants to hedge with, since these institutions are secured equally with the holders of the Company’s bank debt, which eliminates the potential need to post collateral when the Company is in a net derivative liability position.
For the three months ended March 31, 2014 and 2013, the Company recorded in the consolidated statements of income a loss on derivative instruments, net of $20.7 million and $14.6 million, respectively.

The following sets forth a summary of the Company’s crude oil derivative positions at average NYMEX prices as of March 31, 2014:

Period	Type of Contract	Volumes (in Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)	Weighted Average Short Put Price ($/Bbl)	Weighted Average Put Spread ($/Bbl)
April - December 2014	Swaps	8,850	$92.53
	Collars	3,000	$88.33	$104.26
	Three-way collars	500	$85.00	$107.75	$65.00	$20.00
January - December 2015	Swaps	5,200	$91.44
	Collars	700	$90.00	$100.65
	Three-way collars	1,000	$85.00	$105.00	$65.00	$20.00
January - December 2016	Three-way collars	667	$85.00	$104.00	$65.00	$20.00
The following sets forth a summary of the Company’s natural gas derivative positions at average NYMEX prices as of March 31, 2014:

Period	Type of Contract	Volumes (in MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)
April - December 2014	Swaps	50,000	$4.10
	Calls	10,000		$5.50
January - December 2015	Swaps	20,000	$4.27
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables summarize the location and amounts of the Company’s assets and liabilities measured at fair value on a recurring basis as presented in the consolidated balance sheets as of March 31, 2014 and December 31, 2013. All items included in the tables below are Level 2 inputs within the fair value hierarchy:

	March 31, 2014
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
	(In thousands)
Derivative assets
Other current assets	$1,437	($1,437)	—
Other assets	8,394	(1,726)	6,668
Derivative liabilities
Derivative liabilities	(22,819)	1,437	(21,382)
Other liabilities	(1,868)	1,726	(142)
Total	($14,856)	—	($14,856)

	December 31, 2013
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
	(In thousands)
Derivative assets
Other current assets	$2,389	($2,389)	—
Other assets	11,709	(2,425)	9,284
Derivative liabilities
Derivative liabilities	(12,336)	2,389	(9,947)
Other liabilities	(2,613)	2,425	(188)
Total	($851)	—	($851)
The fair values of the Company’s derivative instruments are based on a third-party industry-standard pricing model that uses market data obtained from third-party sources, including quoted forward prices for oil and gas, discount rates and volatility factors. The estimates of fair value are also compared to the values provided by the counterparty for reasonableness and are adjusted for the counterparties’ credit quality for derivative assets and the Company’s credit quality for derivative liabilities. To date, adjustments for credit quality have not had a material impact on the fair values.
The fair values reported in the consolidated balance sheets are as of a particular point in time and subsequently change as these estimates are revised to reflect actual results, changes in market conditions and other factors. The Company typically has numerous hedge positions that span several time periods and often result in both fair value asset and liability positions held with that counterparty, which positions are all offset to a single fair value asset or liability in the consolidated balance sheets. The Company nets its derivative instrument fair value amounts executed with the same counterparty pursuant to ISDA master agreements, which provide for net settlement over the term of the contract and in the event of default or termination of the contract. The Company had no transfers in or out of Levels 1 or 2 for the three months ended March 31, 2014 or 2013.

Fair Value of Other Financial Instruments
The Company’s other financial instruments consist of cash and cash equivalents, receivables, payables and long-term debt which are classified as Level 1 under the fair value hierarchy. The carrying amounts of cash and cash equivalents, receivables, and payables approximate fair value due to the highly liquid or short-term nature of these instruments. The following table presents the carrying amounts and fair values of the Company’s senior notes and other long-term debt, based on quoted market prices, as of March 31, 2014 and December 31, 2013.

	March 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
8.625% Senior Notes	$596,000	$645,000	$595,822	$644,978
7.50% Senior Notes	300,000	330,000	300,000	327,000
Other long-term debt	4,425	4,182	4,425	4,115
10. Condensed Consolidating Financial Information
The rules of the SEC require that condensed consolidating financial information be provided for a subsidiary that has guaranteed the debt of a registrant issued in a public offering, where the guarantee is full, unconditional and joint and several and where the voting interest of the subsidiary is 100% owned by the registrant. The Company is, therefore, presenting condensed consolidating financial information as of March 31, 2014 and December 31, 2013, and for the three months ended March 31, 2014 and 2013 on a parent company, combined guarantor subsidiaries, combined non-guarantor subsidiaries and consolidated basis and should be read in conjunction with the consolidated financial statements. The financial information may not necessarily be indicative of results of operations, cash flows, or financial position had such guarantor subsidiaries operated as independent entities.
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

CARRIZO OIL & GAS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
(in thousands)
(Unaudited)

	March 31, 2014
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total current assets	$1,791,395	$109,857	—	($1,703,399)	$197,853
Total property and equipment, net	1,753	1,914,471	2,361	19,608	1,938,193
Investments in subsidiaries	104,616	—	—	(104,616)	—
Other assets	83,766	—	—	(50,748)	33,018
Total Assets	$1,981,530	$2,024,328	$2,361	($1,839,155)	$2,169,064

Liabilities and Shareholders’ Equity
Current liabilities	$205,689	$1,848,892	$2,364	($1,703,330)	$353,615
Liabilities of discontinued operations - current	9,533	—	—	—	9,533
Long-term liabilities	906,153	70,817	—	(41,344)	935,626
Liabilities of discontinued operations - long-term	17,060	—	—	—	17,060
Shareholders’ equity	843,095	104,619	(3)	(94,481)	853,230
Total Liabilities and Shareholders’ Equity	$1,981,530	$2,024,328	$2,361	($1,839,155)	$2,169,064

	December 31, 2013
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total current assets	$1,820,069	$168,718	—	($1,709,026)	$279,761
Total property and equipment, net	2,797	1,768,553	2,058	20,807	1,794,215
Investments in subsidiaries	61,619	—	—	(61,619)	—
Other assets	69,686	—	—	(32,902)	36,784
Total Assets	$1,954,171	$1,937,271	$2,058	($1,782,740)	$2,110,760

Liabilities and Shareholders’ Equity
Current liabilities	$190,550	$1,828,314	$2,061	($1,709,026)	$311,899
Liabilities of discontinued operations - current	10,936	—	—	—	10,936
Long-term liabilities	905,235	47,335	—	(23,585)	928,985
Liabilities of discontinued operations - long-term	17,336	—	—	—	17,336
Shareholders’ equity	830,114	61,622	(3)	(50,129)	841,604
Total Liabilities and Shareholders’ Equity	$1,954,171	$1,937,271	$2,058	($1,782,740)	$2,110,760

CARRIZO OIL & GAS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF INCOME
(in thousands)
(Unaudited)

	For the Three Months Ended March 31, 2014
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$1,566	$155,646	—	—	$157,212
Total costs and expenses	55,551	89,909	—	1,198	146,658
Income (loss) from continuing operations before income taxes	(53,985)	65,737	—	(1,198)	10,554
Income tax (expense) benefit	18,895	(22,740)	—	(88)	(3,933)
Equity in income of subsidiaries	42,997	—	—	(42,997)	—
Income (loss) from continuing operations	7,907	42,997	—	(44,283)	6,621
Loss from discontinued operations, net of income taxes	(645)	—	—	—	(645)
Net income (loss)	$7,262	$42,997	—	($44,283)	$5,976

	For the Three Months Ended March 31, 2013
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated

Total revenues	$1,561	$110,340	—	—	$111,901
Total costs and expenses	40,343	67,355	—	230	107,928
Income (loss) from continuing operations before income taxes	(38,782)	42,985	—	(230)	3,973
Income tax (expense) benefit	13,573	(15,045)	—	23	(1,449)
Equity in income of subsidiaries	27,940	—	—	(27,940)	—
Income (loss) from continuing operations	2,731	27,940	—	(28,147)	2,524
Income from discontinued operations, net of income taxes	23,658	—	—	—	23,658
Net income (loss)	$26,389	$27,940	—	($28,147)	$26,182

CARRIZO OIL & GAS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(in thousands)
(Unaudited)

	For the Three Months Ended March 31, 2014
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities from continuing operations	($47,345)	$150,192	—	—	$102,847
Net cash used in investing activities from continuing operations	(44,880)	(200,230)	(303)	50,341	(195,072)
Net cash used in financing activities from continuing operations	(109)	50,038	303	(50,341)	(109)
Net cash used in discontinued operations	(2,685)	—	—	—	(2,685)
Net decrease in cash and cash equivalents	(95,019)	—	—	—	(95,019)
Cash and cash equivalents, beginning of period	157,439	—	—	—	157,439
Cash and cash equivalents, end of period	$62,420	—	—	—	$62,420

	For the Three Months Ended March 31, 2013
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated

Net cash provided by (used in) operating activities from continuing operations	($8,924)	$100,106	—	—	$91,182
Net cash used in investing activities from continuing operations	(91,671)	(238,759)	—	138,469	(191,961)
Net cash provided by financing activities from continuing operations	693	138,469	—	(138,469)	693
Net cash provided by (used in) discontinued operations	119,637	—	(519)	—	119,118
Net increase (decrease) in cash and cash equivalents	19,735	(184)	(519)	—	19,032
Cash and cash equivalents, beginning of period	51,894	201	519	—	52,614
Cash and cash equivalents, end of period	$71,629	$17	—	—	$71,646

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of the significant factors that affected the Company’s financial position and results of operations during the periods included in the accompanying unaudited consolidated financial statements. You should read this in conjunction with the discussion under “Item 7A. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2013, and the unaudited consolidated financial statements included in this quarterly report.
General Overview
For the first quarter of 2014, we recognized record total revenues of $157.2 million and production of 2.4 MMBoe. The key drivers to our success for the three months ended March 31, 2014 included the following:
Drilling. See the table below for details of our operated drilling and completion activity in our primary areas of activity:

	For the Three Months Ended March 31, 2014				As of March 31, 2014
	Drilled		Wells Brought on Production		Waiting on Completion		Producing		Rig count
Region	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Eagle Ford	15	12.3	15	12.2	29	23.5	138	107.8	3
Niobrara	7	2.0	14	5.5	6	1.7	88	38.1	1
Marcellus	3	1.2	10	2.7	20	7.5	68	22.2	1
Utica	—	—	1	0.9	—	—	1	0.9	—
Total	25	15.5	40	21.3	55	32.7	295	169.0	5

Production. Our first quarter 2014 crude oil production of 1.4 MMBbls, or 15,022 Bbls/d, increased 61% from our first quarter 2013 production of 0.8 MMBbls, or 9,311 Bbls/d, primarily due to production from new wells in the Eagle Ford. Our first quarter 2014 natural gas production of 5.2 Bcf, or 57,978 Mcf/d, decreased 40% from our first quarter 2013 production of 8.7 Bcf, or 96,989 Mcf/d. This was primarily due to the sale of our remaining oil and gas properties in the Barnett to EnerVest Energy Institution Fund XIII-A, L.P., EnerVest Energy Institutional Fund XIII-WIB, L.P., EnerVest Energy Institutional Fund XIII-WIC, L.P., and EV Properties, L.P. (collectively, “EnerVest”) in October 2013 partially offset by production from new wells in Marcellus.
Prices. Our average realized crude oil price during the first quarter of 2014 decreased 8% to $96.42 per Bbl from $104.39 per Bbl in the same period in 2013. Our average realized natural gas price during the first quarter of 2014 increased 62% to $4.02 per Mcf from $2.48 per Mcf in the same period in 2013. Commodity prices are affected by changes in market demand, overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. Our financial results are largely dependent on commodity prices, which are beyond our control and have been and are expected to remain volatile.
Results of Operations
Three Months Ended March 31, 2014, Compared to the Three Months Ended March 31, 2013
Revenues for the three months ended March 31, 2014 increased 40% to $157.2 million from $111.9 million for the same period in 2013 primarily due to the significant increase in oil production, partially offset by the decrease in oil prices. Production volumes for the three months ended March 31, 2014 and 2013 were 2.4 MMBoe. The relatively flat production from the first quarter of 2013 to the first quarter of 2014 was due to the EnerVest sale offset by increased production from new wells, primarily in the Eagle Ford and Marcellus. Average realized oil prices decreased 8% to $96.42 per Bbl in the first quarter of 2014 from $104.39 per Bbl in the same period in 2013. Average realized natural gas prices increased 62% to $4.02 per Mcf in the first quarter of 2014 from $2.48 per Mcf in the same period in 2013. Average realized NGL prices increased 31% to $35.47 per Bbl in the first quarter of 2014 from $27.14 per Bbl in the same period in 2013.

The following table summarizes total production volumes, daily production volumes, average realized prices and revenues for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,		2014 Period Compared to 2013 Period
	2014	2013	Increase (Decrease)	% Increase (Decrease)
Total production volumes -
Crude oil (MBbls)	1,352	838	514	61%
NGLs (MBbls)	166	101	65	64%
Natural gas (MMcf)	5,218	8,729	(3,511)	(40%)
Total Natural gas and NGLs (MMcfe)	6,214	9,335	(3,121)	(33%)
Total barrels of oil equivalent (MBoe)	2,388	2,394	(6)	—%

Daily production volumes by product -
Crude oil (Bbls/d)	15,022	9,311	5,711	61%
NGLs (Bbls/d)	1,844	1,122	722	64%
Natural gas (Mcf/d)	57,978	96,989	(39,011)	(40%)
Total Natural gas and NGLs (Mcfe/d)	69,044	103,722	(34,678)	(33%)
Total barrels of oil equivalent (Boe/d)	26,533	26,600	(67)	—%

Daily production volumes by region (Boe/d) -
Eagle Ford	16,049	10,312	5,737	56%
Niobrara	2,152	950	1,202	127%
Barnett	—	8,666	(8,666)	(100%)
Marcellus	7,422	6,335	1,087	17%
Utica and other	910	337	573	170%
Total barrels of oil equivalent (Boe/d)	26,533	26,600	(67)	—%

Average realized prices -
Crude oil ($ per Bbl)	$96.42	$104.39	($7.97)	(8%)
NGLs ($ per Bbl)	35.47	27.14	8.33	31%
Natural gas ($ per Mcf)	4.02	2.48	1.54	62%
Total Natural gas and NGLs average realized price ($ per Mcfe)	$4.32	$2.62	$1.70	65%
Total average realized price ($ per Boe)	$65.83	$46.74	$19.09	41%

Revenues (In thousands) -
Crude oil	$130,362	$87,482	$42,880	49%
NGLs	5,888	2,741	3,147	115%
Natural gas	20,962	21,678	(716)	(3%)
Total revenues	$157,212	$111,901	$45,311	40%
Lease operating expenses for the three months ended March 31, 2014 increased to $12.6 million ($5.28 per Boe) from $10.2 million ($4.26 per Boe) for the same period in 2013. The increase in lease operating expenses is primarily due to increased operating costs associated with increased production from new wells in the Eagle Ford partially offset by the sale of Barnett to EnerVest. The increase in lease operating expense per Boe is primarily due to increased production from new wells in the Eagle Ford and the sale of Barnett to EnerVest.
Production taxes increased to $6.1 million (3.9% of revenues) for the three months ended March 31, 2014 from $4.5 million (4.0% of revenues) for the same period in 2013 as a result of increased oil production. The decrease in production taxes as a percentage of revenues was primarily due to increased revenues in the Marcellus, which was not subject to a state production tax.
Ad valorem taxes decreased to $1.4 million for the three months ended March 31, 2014 as compared to $1.9 million for the same period in 2013. The decrease in ad valorem taxes is primarily due to lower actual ad valorem taxes than previously estimated for the year ended December 31, 2013.

Depreciation, depletion and amortization (“DD&A”) expense for the first quarter of 2014 increased to $64.6 million ($27.05 per Boe) from $45.7 million ($19.09 per Boe) in the first quarter of 2013. The increase in DD&A is attributable to the increase in the DD&A rate per Boe largely due to the impact of the significant decrease in natural gas reserves in the Barnett as a result of the EnerVest sale as well as the increase in crude oil reserves, primarily in the Eagle Ford, which have a higher finding cost per Boe than our natural gas reserves. The components of our DD&A expense were as follows:

	Three Months Ended March 31,
	2014	2013
	(In thousands)
DD&A of oil and gas properties	$63,713	$45,042
Depreciation and amortization of other property and equipment	743	548
Accretion of asset retirement obligations	138	107
Total DD&A	$64,594	$45,697
General and administrative expense increased to $28.3 million for the three months ended March 31, 2014 from $16.2 million for the corresponding period in 2013. The increase was primarily due to the award of annual bonuses to employees and executives occurring during the first quarter of 2014, whereas the award of annual bonuses to employees and executives occurred during the second quarter of 2013. The increase was also attributable to increased stock-based compensation expense associated with cash settled stock appreciation rights as a result of a larger increase in stock price during the three months ended March 31, 2014 as compared to the corresponding period in 2013.
The loss on derivative instruments, net for the three months ended March 31, 2014 amounted to $20.7 million primarily due to the upward shift in the futures curve of forecasted commodity prices for crude oil and natural gas from January 1, 2014 to March 31, 2014. The loss on derivative instruments, net for the three months ended March 31, 2013 amounted to $14.6 million primarily due to the upward shift in the futures curve of forecasted commodity prices for natural gas from January 1, 2013 to March 31, 2013.
Interest expense, net for the three months ended March 31, 2014 was $12.4 million as compared to $15.0 million for the same period in 2013. The decrease in interest expense, net was primarily due to the repurchase of the 4.375% convertible senior notes during the second quarter of 2013 as well as an increase in the amount of interest that was capitalized due to a higher average balance of unproved properties.
The effective income tax rate for the first quarter of 2014 and 2013 was 37.3% and 36.5%, respectively. These rates are higher than the U.S. federal statutory corporate income tax rate of 35% primarily due to the impact of state income taxes.
Liquidity and Capital Resources
2014 Capital Expenditure Plan and Funding Strategy. Our 2014 drilling and completion capital expenditure plan is $665.0 million to $685.0 million. Our 2014 leasehold and seismic capital expenditure plan is $90.0 million. We expect to allocate the majority of the land and seismic capital to acreage acquisitions in the Eagle Ford and Utica shales. We currently intend to finance the remainder of our 2014 capital expenditure plan primarily from the sources described below under “—Sources and Uses of Cash.” Our capital program could vary depending upon various factors, including the availability and cost of drilling rigs, land and industry partner issues, our available cash flow and financing, success of drilling programs, weather delays, commodity prices, market conditions, the acquisition of leases with drilling commitments and other factors. Below is a summary of capital expenditures for the three months ended March 31, 2014:

For the Three Months Ended
March 31, 2014
(In thousands)
Drilling and completion
Eagle Ford	$128,870
Niobrara	24,204
Utica	2,238
Marcellus	13,736
Other	1,649
Total drilling and completion	170,697
Leasehold and seismic	27,268
Total	$197,965

Our capital expenditure plan and the capital expenditures included above exclude capitalized general and administrative expense, capitalized interest and asset retirement obligations.
Sources and Uses of Cash. Our primary use of cash is capital expenditures related to our drilling and completion programs and, to a lesser extent, our lease and seismic data acquisition programs. For the three months ended March 31, 2014, we funded our capital expenditures with cash provided by operations and cash on hand. Potential sources of future liquidity include the following:

•
Cash provided by operations and cash on hand. Cash flows from operations are highly dependent on commodity prices. As such, we hedge a portion of our forecasted production to mitigate the risk of a decline in oil and gas prices.

•
Borrowings under our revolving credit facility. At April 30, 2014, we had no borrowings outstanding and $0.9 million in letters of credit outstanding under the revolving credit facility, which reduce the amounts available under our revolving credit facility. The amount we are able to borrow with respect to the borrowing base of the revolving credit facility, which borrowing base is $570.0 million as of April 10, 2014, is subject to compliance with the financial covenants and other provisions of the credit agreement governing our revolving credit facility.

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

•	Lease purchase option arrangements. Lease option agreements and land banking arrangements, such as those we have previously entered into in other plays.

•
Other sources. We may consider sale/leaseback transactions of certain capital assets, such as our remaining pipelines and compressors, which are not part of our core oil and gas exploration and production business.

Overview of Cash Flow Activities. Net cash provided by operating activities from continuing operations was $102.8 million and $91.2 million for the three months ended March 31, 2014 and 2013, respectively. The increase was primarily due to increased crude oil revenues, partially offset by an increase in cash operating and general and administrative expenses, net cash paid for derivative settlements and a net decrease in working capital related to operating activities.
Net cash used in investing activities from continuing operations were $195.1 million and $192.0 million for the three months ended March 31, 2014 and 2013, respectively and relate primarily to oil and gas capital expenditures associated with our capital expenditure plan.
Net cash provided by and net cash used in financing activities from continuing operations was not significant for the three months ended March 31, 2014 and 2013, respectively.
Liquidity and Cash Flow Outlook
Economic downturns may adversely affect our ability to access capital markets in the future. We currently believe that cash on hand, cash provided by operating activities and borrowings under our revolving credit facility will be sufficient to fund our immediate cash flow requirements. Cash provided by operating activities is primarily driven by production and commodity prices. To manage our exposure to commodity price risk and to provide a level of certainty in the cash flows to support our drilling and completion capital expenditure program, we hedge a portion of our forecasted production and, as of March 31, 2014, we had hedged 50,000 MMBtu/d of natural gas and 12,350 Bbls/d of crude oil for the remainder of 2014. At April 30, 2014, our borrowing base under our revolving credit facility is $570.0 million with no borrowings outstanding. Additionally, as described under “—Sources and Uses of Cash” above, the amount we are able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the credit agreement governing the revolving credit facility. The borrowing base under our revolving credit facility is affected by our lenders’ assumptions with respect to future oil and gas prices. Our borrowing base may decrease if our lenders reduce their expectations with respect to future oil and gas prices from those assumptions used to determine our existing borrowing base. The next borrowing base redetermination is expected to occur in the Fall of 2014.
If cash provided by operating activities from continuing operations, cash on hand and borrowings under our revolving credit facility and the other sources of cash described under “—Sources and Uses of Cash” are insufficient to fund the remainder of our 2014 capital expenditure plan, we may need to reduce our capital expenditure plan or seek other financing alternatives. We may not be able to obtain financing needed in the future on terms that would be acceptable to us, or at all. If we cannot obtain adequate financing, we may be required to limit or defer a portion of our planned 2014 capital expenditure plan, thereby adversely affecting the recoverability and ultimate value of our oil and gas properties. Subject in each case to then existing market conditions and to our then expected liquidity needs, among other factors, we may use a portion of our internally generated cash flows, cash on hand, proceeds from asset sales or borrowings to reduce debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, through debt redemptions or tender offers, or through repayments of bank borrowings.
Contractual Obligations
The following table sets forth estimates of our contractual obligations as of March 31, 2014 (in thousands):

	April-December 2014	2015	2016	2017	2018	2019 and Thereafter	Total
Long-term debt (1)	—	—	—	—	$604,425	$300,000	$904,425
Interest on long-term debt (2)	63,194	74,444	74,444	74,444	74,347	45,000	405,873
Operating leases	1,243	1,792	1,770	1,770	1,770	6,194	14,539
Drilling and completion services (3)	21,017	9,892	1,165	—	—	—	32,074
Pipeline volume commitments (3)	938	1,400	3,563	2,911	2,857	9,684	21,353
Asset retirement obligations and other (4)	7,566	10,672	5,890	2,351	936	7,192	34,607
Total Contractual Obligations	$93,958	$98,200	$86,832	$81,476	$684,335	$368,070	$1,412,871

(1)	Long-term debt consists of the principal amounts of the 8.625% Senior Notes due 2018, the 7.50% Senior Notes due 2020 and other long-term debt due 2018.

(2)
Cash payments for interest on the 8.625% Senior Notes due 2018, the 7.50% Senior Notes due 2020 and other long-term debt due 2018 are estimated assuming no principal repayments until the due dates of the instruments. No cash interest payments are assumed on the credit facility as there were no borrowings outstanding as of March 31, 2014.

(3) Drilling and completion services and pipeline volume commitments represent gross contractual obligations and accordingly, other joint owners in the properties operated by the Company will generally be billed for their working interest share of such costs.

(4)
Asset retirement obligations and other are based on estimates and assumptions that affect the reported amounts as of March 31, 2014. Certain of such estimates and assumptions are inherently unpredictable and will differ from actuals results. See “Note 2. Summary of Significant Accounting Policies - Use of Estimates” for further discussion of estimates and assumptions that may affect the reported amounts.

Financing Arrangements
Senior Secured Revolving Credit Facility
We are party to a senior secured revolving credit facility with Wells Fargo Bank, National Association as the administrative agent. The revolving credit facility is secured by substantially all of our U.S. assets and is guaranteed by all of our existing Material Domestic Subsidiaries (as defined in the credit agreement governing the revolving credit facility). Any subsidiary of ours that does not currently guarantee our obligations under our revolving credit facility that subsequently becomes a Material Domestic Subsidiary will be required to guarantee our obligations under our revolving credit facility.
As of March 31, 2014, the borrowing base was $470.0 million. As a result of the Spring 2014 borrowing base redetermination, effective April 10, 2014, the borrowing base was increased to $570.0 million. The borrowing base will be redetermined by the lenders at least semi-annually on each May 1 and November 1, with the next redetermination expected in Fall 2014. The amount we are able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the credit agreement governing the revolving credit facility.
We are subject to certain covenants under the terms of the revolving credit facility, as amended, which include, but are not limited to, the maintenance of the following financial covenants: (1) a ratio Total Debt to EBITDA of not more than 4.00 to 1.00 and (2) a Current Ratio of not less than 1.00 to 1.00 (each of the capitalized terms used in the foregoing clauses (1) and (2) being as defined in the credit agreement governing the revolving credit facility). At March 31, 2014, the ratio of Total Debt to EBITDA was 2.03 to 1.00 and the Current Ratio was 2.10 to 1.00. As defined in the credit agreement governing the revolving credit facility, Total Debt is net of cash and cash equivalents and the Current Ratio includes an add back of the available borrowing capacity.
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
At March 31, 2014, we had no borrowings outstanding under the revolving credit facility and had $0.9 million in letters of credit outstanding which reduced the amounts available under the revolving credit facility. Future availability under the $570.0 million borrowing base is subject to the terms and covenants of the revolving credit facility. The revolving credit facility is generally used to fund ongoing working capital needs and the remainder of our capital expenditure plan to the extent such amounts exceed the cash flow from operations, cash on hand proceeds from the sale of oil and gas properties and securities offerings.
Critical Accounting Policies
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods reported. Certain of such estimates are inherently unpredictable and will differ from actual results. We have identified the following critical accounting policies and estimates used in the preparation of our financial statements: use of estimates, oil and gas properties, oil and gas reserve estimates, derivative instruments, income taxes and commitments and contingencies. These policies and estimates are described in our Annual Report on Form 10-K for the year ended December 31, 2013. We evaluate subsequent events through the date the financial statements are issued.
The table below presents results of the full cost ceiling test as of March 31, 2014 along with various pricing scenarios to demonstrate the sensitivity of our cost center ceiling to changes in 12 month average benchmark oil and gas prices underlying our average realized prices. This sensitivity analysis is as of March 31, 2014, and, accordingly, does not consider drilling results, production and prices subsequent to March 31, 2014 that may require revisions to our proved reserve estimates.

	12 Month Average Realized Prices		Excess of cost center ceiling over net capitalized costs	Increase/(Decrease) in excess of cost center ceiling over net capitalized costs
Full Cost Pool Scenarios	Crude Oil ($/Bbl)	Natural Gas ($/Mcf)	(in millions)	(in millions)
March 31, 2014 Actual	$99.76	$3.26	$495

Oil and Gas Price Sensitivity
Oil and Gas +10%	$109.59	$3.67	$732	$237
Oil and Gas -10%	$89.94	$2.85	$258	($237)

Oil Price Sensitivity
Oil +10%	$109.59	$3.26	$705	$210
Oil -10%	$89.94	$3.26	$285	($210)

Gas Price Sensitivity
Gas +10%	$99.76	$3.67	$522	$27
Gas -10%	$99.76	$2.85	$468	($27)
Volatility of Oil and Gas Prices
Our revenues, future rate of growth, results of operations, financial position and ability to borrow funds or obtain additional capital are substantially dependent upon prevailing prices of oil and gas.
We review the carrying value of our oil and gas properties on a quarterly basis using the full cost method of accounting. See “Summary of Critical Accounting Policies—Oil and Gas Properties,” in our Annual Report on Form 10-K for the year ended December 31, 2013.
We use commodity derivative instruments, primarily fixed price swaps and costless collars, to reduce our exposure to commodity price volatility for a substantial, but varying, portion of our forecasted oil and gas production up to 60 months and thereby achieve a more predictable level of cash flows to support our drilling and completion capital expenditure program. Costless collars are designed to establish floor and ceiling prices on anticipated future oil and gas production. While the use of these derivative instruments limits the downside risk of adverse price movements, they may also limit future revenues from favorable price movements. We do not enter into derivative instruments for speculative or trading purposes.

We typically have numerous hedge positions that span several time periods and often result in both fair value asset and liability positions held with that counterparty, which positions are all offset to a single fair value asset or liability at the end of each reporting period. We net our derivative instrument fair value amounts executed with the same counterparty pursuant to ISDA master agreements, which provide for net settlement over the term of the contract and in the event of default or termination of the contract. The fair value of derivative instruments where we are in a net asset position with our counterparties at March 31, 2014 and December 31, 2013 totaled $6.7 million and $9.3 million, respectively, and is summarized by counterparty in the table below:

Counterparty	March 31, 2014	December 31, 2013
Credit Suisse	41%	46%
Wells Fargo	33%	23%
Societe Generale	26%	31%
Total	100%	100%
The counterparties to our derivative instruments are lenders under our credit agreement. Because each of the lenders have investment grade credit ratings, we believe we have minimal credit risk and accordingly do not currently require our counterparties to post collateral to support the net asset positions of our derivative instruments. As such, we are exposed to credit risk to the extent of nonperformance by the counterparties to our derivative instruments. Although we do not currently anticipate such nonperformance, we continue to monitor the financial viability of our counterparties. The fair value of derivative instruments where we are in a net liability position with our counterparties at March 31, 2014 and December 31, 2013 totaled $21.5 million and $10.1 million, respectively. We use only credit agreement participants to hedge with, since these institutions are secured equally with the holders of our bank debt, which eliminates the potential need to post collateral when we are in a net derivative liability position.
For the three months ended March 31, 2014 and 2013, we recorded in the consolidated statements of income a loss on derivative instruments, net of $20.7 million and $14.6 million, respectively.
The following sets forth a summary of our crude oil derivative positions at average NYMEX prices as of March 31, 2014:

Period	Type of Contract	Volumes (in Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)	Weighted Average Short Put Price ($/Bbl)	Weighted Average Put Spread ($/Bbl)
April - December 2014	Swaps	8,850	$92.53
	Collars	3,000	$88.33	$104.26
	Three-way collars	500	$85.00	$107.75	$65.00	$20.00
January - December 2015	Swaps	5,200	$91.44
	Collars	700	$90.00	$100.65
	Three-way collars	1,000	$85.00	$105.00	$65.00	$20.00
January - December 2016	Three-way collars	667	$85.00	$104.00	$65.00	$20.00
The following sets forth a summary of our natural gas derivative positions at average NYMEX prices as of March 31, 2014:

Period	Type of Contract	Volumes (in MMBtu/d)	Weighted Average Floor Price ($/MMBtu)	Weighted Average Ceiling Price ($/MMBtu)
April - December 2014	Swaps	50,000	$4.10
	Calls	10,000		$5.50
January - December 2015	Swaps	20,000	$4.27
Forward-Looking Statements
The statements contained in all parts of this document, including, but not limited to, those relating to the Company’s or management’s intentions, beliefs, expectations, hopes, projections, assessment of risks, estimations, plans or predictions for the future, including our schedule, targets, estimates or results of future drilling, including the number, timing and results of wells, budgeted wells, increases in wells, the timing and risk involved in drilling follow-up wells, timing and amounts of production, expected working or net revenue interests, planned expenditures, prospects budgeted and other future capital expenditures, risk profile of oil and gas exploration, capital expenditure plans, planned evaluation of prospects, probability of prospects having oil and gas, expected production or reserves, pipeline connections, increases in reserves, acreage, working capital requirements, commodity price risk management activities and the impact on our average realized prices, the availability of expected sources of liquidity to implement the Company’s business strategies, accessibility of borrowings under our credit facility, future exploration activity, drilling, completion and fracturing of wells, land acquisitions, production rates, forecasted production, growth in production, development of new drilling programs, participation of our industry partners, exploration and development expenditures, the impact of our business strategies, the benefits, results, effects, availability of and results of new and existing joint ventures and sales transactions, receipt of receivables, drilling carry, proceeds from sales, and all and any other statements regarding future operations, financial results, business plans and cash needs and other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words “anticipate,” “estimate,” “expect,” “may,” “project,” “plan,” “believe” and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the worldwide economic downturn, availability of financing, our dependence on our exploratory drilling activities, the volatility of and changes in oil and gas prices, the need to replace reserves depleted by production, operating risks of oil and gas operations, our dependence on our key personnel, factors that affect our ability to manage our growth and achieve our business strategy, results, delays and uncertainties that may be encountered in drilling, development or production, interpretations and impact of oil and gas reserve estimation and disclosure requirements, actions and approvals of our partners and parties with whom we have alliances, technological changes, capital requirements, borrowing base determinations and availability under our credit facility, evaluations of the Company by lenders under our credit facility the potential impact of government regulations, including current and proposed legislation and regulations related to hydraulic fracturing, and natural gas drilling, air emissions and climate change, regulatory determinations, litigation, competition, the uncertainty of reserve information, property acquisition risks, availability of equipment, actions by our midstream and other industry partners, weather, availability of financing, actions by lenders, our ability to obtain permits and licenses, the existence and resolution of title defects, new taxes and impact fees, delays, costs and difficulties relating to our joint ventures, actions by joint venture partners, results of exploration activities, the availability of and completion of land acquisitions, completion and connection of wells, and other factors detailed in the “Item 1A. Risk Factors” and other sections of our Annual Report on Form 10-K for the year ended December 31, 2013 and in our other filings with the SEC, including this quarterly report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to update or revise any forward-looking statement.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2013. There have been no material changes to the disclosure regarding our exposure to certain market risks made in our Annual Report on Form 10-K for the year ended December 31, 2013.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. They concluded that the controls and procedures were effective as of March 31, 2014 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.
Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended March 31, 2014 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not currently expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.

Item 1A. Risk Factors
There were no material changes to the factors discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
None.
Item 5. Other Information
None.
Item 6. Exhibits
The following exhibits are required by Item 601 of Regulation S-K and are filed as part of this report:

Exhibit Number		Exhibit Description
*10.1	–	Form of Employee Performance Share Award Agreement (Officer) under the Incentive Plan of Carrizo Oil & Gas, Inc.
*31.1	–	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	–	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	–	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	–	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101	–	Interactive Data Files

* Filed herewith.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carrizo Oil & Gas, Inc. (Registrant)

Date:	May 7, 2014	By:	/s/ Paul F. Boling
Chief Financial Officer, Vice President, Secretary and Treasurer (Principal Financial Officer)

Date:	May 7, 2014	By:	/s/ David L. Pitts
Vice President and Chief Accounting Officer (Principal Accounting Officer)