Form 10-Q
period 2015-03-31
CARRIZO OIL & GAS INC
filed 2015-05-07
CIK 1040593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☒
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of April 30, 2015 was 51,451,262.

Part I. Financial Information
Item 1. Consolidated Financial Statements
CARRIZO OIL & GAS, INC. CONSOLIDATED BALANCE SHEETS (In thousands, except share and per share data) (Unaudited)

	March 31, 2015	December 31, 2014
Assets
Current assets
Cash and cash equivalents	$2,538	$10,838
Accounts receivable, net	82,585	92,946
Derivative assets	160,801	171,101
Other current assets	3,505	3,736
Total current assets	249,429	278,621
Property and equipment
Oil and gas properties, full cost method
Proved properties, net	2,192,286	2,086,727
Unproved properties, not being amortized	540,595	535,197
Other property and equipment, net	7,971	7,329
Total property and equipment, net	2,740,852	2,629,253
Derivative assets	31,327	43,684
Debt issuance costs	24,377	25,403
Other assets	5,246	4,515
Total Assets	$3,051,231	$2,981,476

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$94,241	$106,819
Revenues and royalties payable	57,220	66,954
Accrued capital expenditures	84,654	106,149
Accrued interest	25,847	21,149
Liabilities of discontinued operations	4,590	4,405
Deferred income taxes	56,399	61,258
Other current liabilities	61,533	57,570
Total current liabilities	384,484	424,304
Long-term debt	1,251,587	1,351,346
Liabilities of discontinued operations	7,497	8,394
Deferred income taxes	70,820	77,349
Asset retirement obligations	12,896	12,187
Other liabilities	4,391	4,455
Total liabilities	1,731,675	1,878,035
Commitments and contingencies
Shareholders’ equity
Common stock, $0.01 par value, 90,000,000 shares authorized; 51,450,731 issued and outstanding as of March 31, 2015 and 46,127,924 issued and outstanding as of December 31, 2014	515	461
Additional paid-in capital	1,152,707	915,436
Retained earnings	166,334	187,544
Total shareholders’ equity	1,319,556	1,103,441
Total Liabilities and Shareholders’ Equity	$3,051,231	$2,981,476
The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Revenues
Crude oil	$83,058	$130,362
Natural gas liquids	4,473	5,888
Natural gas	12,519	20,962
Total revenues	100,050	157,212

Costs and Expenses
Lease operating	21,716	12,605
Production taxes	4,018	6,091
Ad valorem taxes	3,033	1,428
Depreciation, depletion and amortization	73,871	64,594
General and administrative	31,577	28,261
(Gain) loss on derivatives, net	(26,439)	20,680
Interest expense, net	18,196	12,425
Other expense, net	6,992	574
Total costs and expenses	132,964	146,658

Income (Loss) From Continuing Operations Before Income Taxes	(32,914)	10,554
Income tax (expense) benefit	11,438	(3,933)
Income (Loss) From Continuing Operations	(21,476)	6,621
Income (Loss) From Discontinued Operations, Net of Income Taxes	266	(645)
Net Income (Loss)	($21,210)	$5,976

Net Income (Loss) Per Common Share - Basic
Income (loss) from continuing operations	($0.46)	$0.15
Income (loss) from discontinued operations, net of income taxes	—	(0.02)
Net income (loss)	($0.46)	$0.13

Net Income (Loss) Per Common Share - Diluted
Income (loss) from continuing operations	($0.46)	$0.14
Income (loss) from discontinued operations, net of income taxes	—	(0.01)
Net income (loss)	($0.46)	$0.13

Weighted Average Common Shares Outstanding
Basic	46,403	45,003
Diluted	46,403	45,834
The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Cash Flows From Operating Activities
Net income (loss)	($21,210)	$5,976
(Income) loss from discontinued operations, net of income taxes	(266)	645
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities from continuing operations
Depreciation, depletion and amortization	73,871	64,594
Non-cash portion of gain/loss on derivatives, net	22,625	14,005
Stock-based compensation, net	9,853	12,161
Deferred income taxes	(11,531)	3,933
Non-cash interest expense, net	1,971	675
Other, net	8,248	1,101
Changes in operating assets and liabilities-
Accounts receivable	6,517	(12,471)
Accounts payable	(13,670)	9,891
Accrued liabilities	(1,991)	3,627
Other, net	(950)	(1,290)
Net cash provided by operating activities from continuing operations	73,467	102,847
Net cash used in operating activities from discontinued operations	(201)	(456)
Net cash provided by operating activities	73,266	102,391
Cash Flows From Investing Activities
Capital expenditures - oil and gas properties	(209,547)	(197,879)
Capital expenditures - other property and equipment	(1,029)	(187)
Proceeds from sales of oil and gas properties, net	285	2,865
Other, net	(1,570)	129
Net cash used in investing activities from continuing operations	(211,861)	(195,072)
Net cash used in investing activities from discontinued operations	(103)	(2,229)
Net cash used in investing activities	(211,964)	(197,301)
Cash Flows From Financing Activities
Borrowings under credit agreement	444,000	—
Repayments of borrowings under credit agreement	(395,000)	—
Payment of deferred purchase payment	(150,000)	—
Payments of debt issuance costs	(229)	(109)
Proceeds from common stock offerings, net of underwriting discounts	231,581	—
Proceeds from stock options exercised	46	—
Net cash provided by (used in) financing activities from continuing operations	130,398	(109)
Net cash provided by financing activities from discontinued operations	—	—
Net cash provided by (used in) financing activities	130,398	(109)
Net Decrease in Cash and Cash Equivalents	(8,300)	(95,019)
Cash and Cash Equivalents, Beginning of Period	10,838	157,439
Cash and Cash Equivalents, End of Period	$2,538	$62,420

Non-cash investing and financing activities
Capital expenditures included in accounts payable and accrued capital expenditures	$146,678	$124,595
The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
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
Consolidated Financial Statements
The accompanying unaudited interim consolidated financial statements include the accounts of the Company after elimination of intercompany transactions and balances and have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) and therefore do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”). In the opinion of management, these financial statements include all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly, in all material respects, the Company’s interim financial position, results of operations and cash flows. However, the results of operations for the periods presented are not necessarily indicative of the results of operations that may be expected for the full year. These financial statements and related notes included in this Quarterly Report on Form 10-Q should be read in conjunction with the Company’s audited Consolidated Financial Statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (“2014 Annual Report”). Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Such reclassifications had no material impact on prior period amounts.
2. Summary of Significant Accounting Policies
The Company has provided a discussion of significant accounting policies, estimates, and judgments in “Note 2. Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in its 2014 Annual Report. There have been no changes to the Company’s significant accounting policies since December 31, 2014.
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires entities to report debt issuance costs in the balance sheet as a direct deduction from the face amount of the related note, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. Entities should apply this ASU on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. This ASU is effective for annual and interim periods beginning in 2016. The adoption of this ASU will not have an impact on the Company’s consolidated financial statements, other than balance sheet reclassifications.

3. Discontinued Operations
On February 22, 2013, the Company closed on the sale of Carrizo UK Huntington Ltd, a wholly owned subsidiary of the Company (“Carrizo UK”), and all of its interest in the Huntington Field discovery, including a 15% non-operated working interest and certain overriding royalty interests, to a subsidiary of Iona Energy Inc. (“Iona Energy”) for an agreed-upon price of $184.0 million, including the assumption and repayment by Iona Energy of the $55.0 million of borrowings outstanding under Carrizo UK’s senior secured multicurrency credit facility as of the closing date. The liabilities, results of operations and cash flows associated with Carrizo UK have been classified as discontinued operations in the consolidated financial statements. The liabilities of discontinued operations of $12.1 million and $12.8 million as of March 31, 2015 and December 31, 2014, respectively, relate to an accrual for estimated future obligations related to the sale. The following table summarizes the amounts included in income (loss) from discontinued operations, net of income taxes presented in the consolidated statements of operations for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Revenues	$—	$—

Costs and expenses
General and administrative	201	437
Increase (decrease) in estimated future obligations	(609)	535
Loss on derivatives, net	—	20
Income (Loss) From Discontinued Operations Before Income Taxes	408	(992)
Income tax (expense) benefit	(142)	347
Income (Loss) From Discontinued Operations, Net of Income Taxes	$266	($645)
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
4. Property and Equipment, Net
As of March 31, 2015 and December 31, 2014, total property and equipment, net consisted of the following:

	March 31, 2015	December 31, 2014
	(In thousands)
Proved properties	$3,352,799	$3,174,268
Accumulated depreciation, depletion and amortization	(1,160,513)	(1,087,541)
Proved properties, net	2,192,286	2,086,727
Unproved properties, not being amortized
Unevaluated leasehold and seismic costs	404,553	401,954
Exploratory wells in progress	66,738	71,402
Capitalized interest	69,304	61,841
Total unproved properties, not being amortized	540,595	535,197
Other property and equipment	17,045	16,017
Accumulated depreciation	(9,074)	(8,688)
Other property and equipment, net	7,971	7,329
Total property and equipment, net	$2,740,852	$2,629,253
Capitalized oil and gas property costs within a cost center are amortized on an equivalent unit-of-production method, converting natural gas to barrels of oil equivalent at the ratio of six thousand cubic feet of gas to one barrel of oil, which represents their approximate relative energy content. Average DD&A per Boe of proved properties was $23.43 and $26.68 for the three months ended March 31, 2015 and 2014, respectively.
The Company capitalized internal costs of employee compensation and benefits, including stock-based compensation, directly associated with acquisition, exploration and development activities totaling $5.8 million and $5.4 million for the three months ended March 31, 2015 and 2014, respectively.

Unproved properties, not being amortized, include unevaluated leasehold and seismic costs associated with specific unevaluated properties, the cost of exploratory wells in progress and related capitalized interest. The Company capitalized interest costs associated with its unproved properties totaling $9.7 million and $7.7 million for the three months ended March 31, 2015 and 2014, respectively.
5. Income Taxes
The Company’s estimated annual effective income tax rates are used to allocate expected annual income tax expense or benefit to interim periods. The rates are the ratio of estimated annual income tax expense or benefit to estimated annual income or loss before income taxes by taxing jurisdiction, except for discrete items, which are significant, unusual or infrequent items for which income taxes are computed and recorded in the interim period in which the discrete item occurs. The estimated annual effective income tax rates are applied to the year-to-date income or loss before income taxes by taxing jurisdiction to determine the income tax expense or benefit allocated to the interim period. The Company updates its estimated annual effective income tax rates at the end of each quarterly period considering the geographic mix of income based on the tax jurisdictions in which the Company operates. Actual results that are different from the assumptions used in estimating the annual effective income tax rates will impact future income tax expense or benefit. Income tax (expense) benefit differs from income tax (expense) benefit computed by applying the U.S. federal statutory corporate income tax rate of 35% to income (loss) from continuing operations before income taxes as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Income (loss) from continuing operations before income taxes	($32,914)	$10,554
Income tax (expense) benefit at the statutory rate	11,520	(3,694)
State income taxes, net of U.S. federal income tax effect	(76)	(192)
Other	(6)	(47)
Total income tax (expense) benefit from continuing operations	$11,438	($3,933)
6. Long-Term Debt
Long-term debt consisted of the following as of March 31, 2015 and December 31, 2014:

	March 31, 2015	December 31, 2014
	(In thousands)
Long-term debt
Deferred purchase payment due 2015	$—	$150,000
Unamortized discount for deferred purchase payment	—	(1,100)
Senior Secured Revolving Credit Facility due 2018	49,000	—
8.625% Senior Notes due 2018	600,000	600,000
Unamortized discount for 8.625% Senior Notes	(3,251)	(3,444)
7.50% Senior Notes due 2020	600,000	600,000
Unamortized premium for 7.50% Senior Notes	1,413	1,465
Other long-term debt due 2028	4,425	4,425
Total long-term debt	$1,251,587	$1,351,346
Deferred Purchase Payment
On October 24, 2014, the Company closed the acquisition of interests in oil and gas properties in the Eagle Ford Shale for an agreed upon purchase price of $250.0 million, subject to post-closing and working capital adjustments. The Company paid approximately $93.0 million at closing, which represented $100.0 million of the agreed upon purchase price less estimated working capital adjustments, and $148.8 million on February 13, 2015, which represented the remaining $150.0 million of the agreed upon purchase price less final working capital adjustments. The Company had the intent and ability to refinance this deferred purchase payment on a long-term basis with available capacity under its revolving credit facility, and accordingly, the deferred purchase payment was classified as long-term debt as of December 31, 2014.
Senior Secured Revolving Credit Facility
The Company has a senior secured revolving credit facility with a syndicate of banks that, as of March 31, 2015, had a borrowing base of $800.0 million, of which $685.0 million has been committed by the lenders with $49.0 million of borrowings outstanding with a weighted average interest rate of 2.48%. As of March 31, 2015, the Company also had $0.6 million in letters of credit outstanding which reduced the amounts available under the revolving credit facility. The credit agreement governing the senior secured revolving credit facility provides for interest only payments until July 2, 2018, when the credit agreement matures and any outstanding borrowings are due. The borrowing base under the credit agreement is subject to regular redeterminations in the Spring and Fall of each year, as well as special redeterminations described in the credit agreement, in each case which may reduce the amount of the borrowing base. The amount we are able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the credit agreement governing the revolving credit facility. See “Note 13. Subsequent Events - Senior Secured Revolving Credit Facility” for discussion of the May 5, 2015 amendment to the credit agreement governing the revolving credit facility.
The obligations of the Company under the credit agreement are guaranteed by the Company’s material domestic subsidiaries and are secured by liens on substantially all of the Company’s assets, including a mortgage lien on oil and gas properties having at least 80% of the proved reserve value of the oil and gas properties included in the determination of the borrowing base.
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
The Company is subject to certain covenants under the terms of the credit agreement, which include the maintenance of the following financial covenants determined as of the last day of each quarter: (1) a ratio of Total Debt to EBITDA (as defined in the credit agreement) of not more than 4.00 to 1.00; and (2) a Current Ratio (as defined in the credit agreement) of not less than 1.00 to 1.00. As defined in the credit agreement, Total Debt excludes debt discounts and premiums and is net of cash and cash equivalents, EBITDA is for the last four quarters after giving pro forma effect to certain material acquisitions and dispositions of oil and gas properties, and the Current Ratio includes an add back of the unused portion of lender commitments. As of March 31, 2015, the ratio of Total Debt to EBITDA was 2.25 to 1.00 and the Current Ratio was 2.84 to 1.00. Because the financial covenants are determined as of the last day of each quarter, the ratios can fluctuate significantly period to period as the amounts outstanding under the credit agreement are dependent on the timing of cash flows from operations, capital expenditures, acquisitions and dispositions of oil and gas properties and securities offerings.
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
8.625% Senior Notes due 2018
Since October 15, 2014, the Company had the right to redeem all or a portion of the 8.625% Senior Notes at redemption prices decreasing from 104.313% to 100% of the principal amount on October 15, 2017, plus accrued and unpaid interest. See “Note 13. Subsequent Events - Tender Offer and Conditional Call for Redemption of the 8.625% Senior Notes” for further discussion of the tender offer and conditional call for redemption of the 8.625% Senior Notes.
7. Commitments and Contingencies
From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not currently expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.

The results of operations and financial position of the Company continue to be affected from time to time in varying degrees by domestic and foreign political developments as well as legislation and regulations pertaining to restrictions on crude oil and natural gas production, imports and exports, natural gas regulation, tax increases, environmental regulations and cancellation of contract rights. Both the likelihood and overall effect of such occurrences on the Company vary greatly and are not predictable.
8. Shareholders’ Equity
Common Stock Offering
On March 20, 2015, the Company completed its public offering of 5.2 million shares of its common stock at a price of $44.75 per share, which generated net proceeds of $231.6 million, net of underwriting discounts. The net proceeds from the common stock offering were used to repay a portion of the borrowings under the Company’s revolving credit facility and for general corporate purposes.
Stock-Based Compensation
The Company recognized the following stock-based compensation expense associated with stock appreciation rights to be settled in cash (“SARs”), restricted stock awards and units and performance share awards for the periods indicated which is reflected as general and administrative expense in the consolidated statements of operations:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
Stock appreciation rights	$5,940	$8,456
Restricted stock awards and units	5,215	5,701
Performance share awards	269	14
	11,424	14,171
Less: amounts capitalized to proved and unproved properties	(1,571)	(2,010)
Total stock-based compensation expense, net	$9,853	$12,161
Income tax benefit	$3,449	$4,256
9. Earnings Per Share
Supplemental income (loss) from continuing operations per common share information is provided below:

	Three Months Ended March 31,
	2015	2014
	(In thousands, except per share amounts)
Income (Loss) from Continuing Operations	($21,476)	$6,621
Basic weighted average common shares outstanding	46,403	45,003
Effect of dilutive instruments	—	831
Diluted weighted average common shares outstanding	46,403	45,834
Income (Loss) from Continuing Operations Per Common Share
Basic	($0.46)	$0.15
Diluted	($0.46)	$0.14
Basic income (loss) from continuing operations per common share is based on the weighted average number of shares of common stock outstanding during the period. Diluted income (loss) from continuing operations per common share is based on the weighted average number of common shares and all potentially dilutive common shares outstanding during the period which include restricted stock awards and units, performance share awards, stock options and warrants. The Company excludes the number of awards, units, options and warrants from the calculation of diluted weighted average shares outstanding when the grant date or exercise prices are greater than the average market prices of the Company’s common stock for the corresponding period as the effect would be anti-dilutive to the computation. The Company includes the number of performance share awards in the calculation of diluted weighted average common shares outstanding based on the number of shares, if any, that would be issuable as if the end of the period was the end of the performance period. For the three months ended March 31, 2015, the calculation of diluted weighted average common shares outstanding excluded the anti-dilutive effect of 824,824 shares of restricted stock awards and units, performance share awards and warrants due to the loss from continuing operations for the period. For the three months ended
March 31, 2014, the number of restricted stock awards and units, performance share awards, options and warrants excluded from the calculation of diluted weighted average common shares outstanding was not significant.
10. Derivative Instruments
The Company uses commodity derivative instruments, primarily fixed price swaps and costless collars, to reduce its exposure to commodity price volatility for a substantial, but varying, portion of its forecasted crude oil and natural gas production up to 36 months and thereby achieve a more predictable level of cash flows to support the Company’s drilling and completion capital expenditure program. Costless collars are designed to establish floor and ceiling prices on anticipated future production. While the use of these derivative instruments limits the downside risk of adverse price movements below the floor price, these instruments also limit the benefit of favorable price movements above the ceiling price. The Company does not enter into derivative instruments for speculative or trading purposes.
The Company typically has numerous hedge positions that span several time periods and often result in both fair value asset and liability positions held with that counterparty, which positions are all offset to a single fair value asset or liability at the end of each reporting period. The Company nets its derivative instrument fair value amounts executed with the same counterparty pursuant to ISDA master agreements, which provide for net settlement over the term of the contract and in the event of default or termination of the contract. The fair value of derivative instruments where the Company is in a net asset position with its counterparties as of March 31, 2015 and December 31, 2014 totaled $192.1 million and $214.8 million, respectively, and is summarized by counterparty in the table below:

Counterparty	March 31, 2015	December 31, 2014
Wells Fargo	56%	37%
Societe Generale	27%	26%
Regions	9%	8%
Union Bank	5%	4%
Credit Suisse	2%	24%
Royal Bank of Canada	1%	1%
Total	100%	100%
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
For the three months ended March 31, 2015 and 2014, the Company recorded in the consolidated statements of operations a gain on derivatives, net of $26.4 million and a loss on derivatives, net of $20.7 million, respectively.
On February 11, 2015, the Company entered into derivative transactions offsetting its then existing crude oil derivative positions covering the periods from March 2015 through December 2016. As a result of the offsetting derivative transactions, the Company locked in $166.4 million of cash flows, of which $137.2 million is classified as a current derivative asset in the consolidated balance sheet as of March 31, 2015. Included in the $26.4 million gain on derivatives, net for the first quarter of 2015, is an $8.4 million gain representing the increase in fair value of the crude oil derivative positions from December 31, 2014 to February 11, 2015. The locked in $166.4 million of cash flows is not subject to price risk and will be received as the applicable contracts settle.

Additionally, on February 13, 2015, the Company entered into costless collars, as shown in the table below, for the periods from March 2015 through December 2016 which will continue to provide the Company with downside protection at crude oil prices below the weighted average floor prices yet allow the Company to benefit from an increase in crude oil prices up to the weighted average ceiling prices.
The following sets forth a summary of the Company’s crude oil derivative positions at average NYMEX prices as of March 31, 2015:

Period	Type of Contract	Volumes (in Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
April - December 2015	Costless Collars	12,200	$50.00	$66.46
January - December 2016	Costless Collars	4,000	$50.00	$76.50
The following sets forth a summary of the Company’s natural gas derivative positions at average NYMEX prices as of March 31, 2015:

Period	Type of Contract	Volumes (in MMBtu/d)	Weighted Average Floor Price ($/MMBtu)
April - December 2015	Fixed Price Swaps	30,000	$4.29
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables summarize the location and amounts of the Company’s assets and liabilities measured at fair value on a recurring basis as presented in the consolidated balance sheets as of March 31, 2015 and December 31, 2014. All items included in the tables below are Level 2 inputs within the fair value hierarchy:

	March 31, 2015
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
	(In thousands)
Derivative assets
Derivative assets-current	$187,847	($27,046)	$160,801
Derivative assets-noncurrent	34,960	(3,633)	31,327
Derivative liabilities
Other current liabilities	(27,214)	27,046	(168)
Other liabilities	(3,633)	3,633	—
Total	$191,960	$—	$191,960

	December 31, 2014
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
	(In thousands)
Derivative assets
Derivative assets-current	$183,625	($12,524)	$171,101
Derivative assets-noncurrent	44,725	(1,041)	43,684
Derivative liabilities
Other current liabilities	(12,707)	12,524	(183)
Other liabilities	(1,058)	1,041	(17)
Total	$214,585	$—	$214,585
The fair values of the Company’s derivative assets and liabilities are based on a third-party industry-standard pricing model that uses market data obtained from third-party sources, including quoted forward prices for crude oil and natural gas, discount rates and volatility factors. The fair values are also compared to the values provided by the counterparties for reasonableness and are adjusted for the counterparties’ credit quality for derivative assets and the Company’s credit quality for derivative liabilities. To date, adjustments for credit quality have not had a material impact on the fair values.
The derivative asset and liability fair values reported in the consolidated balance sheets that pertain to the Company’s natural gas derivative instruments, as well as the Company’s crude oil derivative instruments that were entered into subsequent to the offsetting derivative transactions, are as of a particular point in time and subsequently change as these estimates are revised to reflect actual results, changes in market conditions and other factors. However, the fair value of the net derivative asset attributable to the offsetting crude oil derivative transactions are not subject to price risk as changes in the fair value of the original positions are offset by changes in the fair value of the offsetting positions. The Company typically has numerous hedge positions that span several time periods and often result in both derivative assets and liabilities with the same counterparty, which positions are all offset to a single derivative asset or liability in the consolidated balance sheets. The Company nets the fair values of its derivative assets and liabilities associated with derivative instruments executed with the same counterparty pursuant to ISDA master agreements, which provide for net settlement over the term of the contract and in the event of default or termination of the contract. The Company had no transfers into Level 1 nor transfers in or out of Level 2 for the three months ended March 31, 2015 and 2014.
Fair Value of Other Financial Instruments
The Company’s other financial instruments consist of cash and cash equivalents, receivables, payables and long-term debt, which are classified as Level 1 under the fair value hierarchy with the exception of the deferred purchase payment, which is classified as Level 2 under the fair value hierarchy. The carrying amounts of cash and cash equivalents, receivables, and payables approximate fair value due to the highly liquid or short-term nature of these instruments. The carrying amount of long-term debt under the Company’s revolving credit facility approximates fair value as borrowings bear interest at variable rates. The following table presents the carrying amounts of long-term debt with the fair values of the Company’s senior notes and other long-term debt based on quoted market prices and the fair value of the deferred purchase payment based on indirect observable market rates.

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
8.625% Senior Notes due 2018	$596,749	$624,750	$596,555	$597,000
7.50% Senior Notes due 2020	601,413	616,500	601,465	573,000
Other long-term debt due 2028	4,425	4,115	4,425	4,071
Deferred purchase payment due 2015	—	—	148,900	148,558
12. Condensed Consolidating Financial Information
The rules of the SEC require that condensed consolidating financial information be provided for a subsidiary that has guaranteed the debt of a registrant issued in a public offering, where the guarantee is full, unconditional and joint and several and where the voting interest of the subsidiary is 100% owned by the registrant. The Company is, therefore, presenting condensed consolidating financial information as of March 31, 2015 and December 31, 2014, and for the three months ended March 31, 2015 and 2014 on a parent company, combined guarantor subsidiaries, combined non-guarantor subsidiaries and consolidated basis and should be read in conjunction with the consolidated financial statements. The financial information may not necessarily be indicative of results of operations, cash flows, or financial position had such guarantor subsidiaries operated as independent entities.
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

CARRIZO OIL & GAS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2015
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total current assets	$2,398,242	$79,273	$51	($2,228,137)	$249,429
Total property and equipment, net	17,410	2,639,926	58,171	25,345	2,740,852
Investment in subsidiaries	229,488	—	—	(229,488)	—
Other assets	128,415	—	55	(67,520)	60,950
Total Assets	$2,773,555	$2,719,199	$58,277	($2,499,800)	$3,051,231

Liabilities and Shareholders’ Equity
Current liabilities	$206,383	$2,351,032	$58,225	($2,231,156)	$384,484
Long-term liabilities	1,256,689	138,670	61	(48,229)	1,347,191
Total shareholders’ equity	1,310,483	229,497	(9)	(220,415)	1,319,556
Total Liabilities and Shareholders’ Equity	$2,773,555	$2,719,199	$58,277	($2,499,800)	$3,051,231

	December 31, 2014
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total current assets	$2,380,445	$245,051	$111	($2,346,986)	$278,621
Total property and equipment, net	613	2,562,029	39,939	26,672	2,629,253
Investment in subsidiaries	233,173	—	—	(233,173)	—
Other assets	140,774	—	—	(67,172)	73,602
Total Assets	$2,755,005	$2,807,080	$40,050	($2,620,659)	$2,981,476

Liabilities and Shareholders’ Equity
Current liabilities	$296,686	$2,434,649	$39,955	($2,346,986)	$424,304
Long-term liabilities	1,364,793	139,353	—	(50,415)	1,453,731
Total shareholders’ equity	1,093,526	233,078	95	(223,258)	1,103,441
Total Liabilities and Shareholders’ Equity	$2,755,005	$2,807,080	$40,050	($2,620,659)	$2,981,476

CARRIZO OIL & GAS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2015
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$590	$99,403	$57	$—	$100,050
Total costs and expenses	26,668	104,912	216	1,168	132,964
Loss from continuing operations before income taxes	(26,078)	(5,509)	(159)	(1,168)	(32,914)
Income tax benefit	9,128	1,928	55	327	11,438
Deficit in income of subsidiaries	(3,685)	—	—	3,685	—
Loss from continuing operations	(20,635)	(3,581)	(104)	2,844	(21,476)
Income from discontinued operations, net of income taxes	266	—	—	—	266
Net loss	($20,369)	($3,581)	($104)	$2,844	($21,210)

	Three Months Ended March 31, 2014
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$1,566	$155,646	$—	$—	$157,212
Total costs and expenses	55,551	89,909	—	1,198	146,658
Income (loss) from continuing operations before income taxes	(53,985)	65,737	—	(1,198)	10,554
Income tax (expense) benefit	18,895	(22,740)	—	(88)	(3,933)
Equity in income of subsidiaries	42,997	—	—	(42,997)	—
Income from continuing operations	7,907	42,997	—	(44,283)	6,621
Loss from discontinued operations, net of income taxes	(645)	—	—	—	(645)
Net income	$7,262	$42,997	$—	($44,283)	$5,976

CARRIZO OIL & GAS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2015
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations	($17,989)	$91,452	$4	$—	$73,467
Net cash used in investing activities from continuing operations	(270,404)	(191,193)	(18,345)	268,081	(211,861)
Net cash provided by financing activities from continuing operations	280,397	99,741	18,341	(268,081)	130,398
Net cash used in discontinued operations	(304)	—	—	—	(304)
Net decrease in cash and cash equivalents	(8,300)	—	—	—	(8,300)
Cash and cash equivalents, beginning of period	10,838	—	—	—	10,838
Cash and cash equivalents, end of period	$2,538	$—	$—	$—	$2,538

	Three Months Ended March 31, 2014
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations	($47,345)	$150,192	$—	$—	$102,847
Net cash used in investing activities from continuing operations	(44,880)	(200,230)	(303)	50,341	(195,072)
Net cash provided by (used in) financing activities from continuing operations	(109)	50,038	303	(50,341)	(109)
Net cash used in discontinued operations	(2,685)	—	—	—	(2,685)
Net decrease in cash and cash equivalents	(95,019)	—	—	—	(95,019)
Cash and cash equivalents, beginning of period	157,439	—	—	—	157,439
Cash and cash equivalents, end of period	$62,420	$—	$—	$—	$62,420

13. Subsequent Events
Tender Offer and Conditional Call for Redemption of the 8.625% Senior Notes
On April 14, 2015, the Company commenced a cash tender offer for any or all of the outstanding $600.0 million aggregate principal amount of its 8.625% Senior Notes. The tender offer expired on April 23, 2015. On April 28, 2015, the Company made an aggregate cash payment of $276.4 million for the $264.2 million aggregate principal amount of senior notes validly tendered in the tender offer. This represented a total consideration of $1,046.13 for each $1,000 principal amount of 8.625% Senior Notes validly tendered and accepted for payment pursuant to the tender offer. In addition, all 8.625% Senior Notes accepted for payment received accrued and unpaid interest of $0.8 million from the last interest payment date up to, but not including, the settlement date.
In connection with the cash tender offer, the Company also sent a notice of redemption to the trustee for its 8.625% Senior Notes to conditionally call for redemption on May 14, 2015 all of the 8.625% Senior Notes then outstanding, conditioned upon and subject to the Company receiving specified net proceeds from one or more securities offerings, which conditions have now been satisfied. Upon redemption on May 14, 2015, the holders of the then outstanding $335.8 million aggregate principal amount of 8.625% Senior Notes being redeemed will receive a redemption premium totaling $14.5 million, equal to 104.313% of the outstanding principal amount being redeemed (or $1,043.13 for each $1,000 principal amount of the 8.625% Senior Notes) plus accrued and unpaid interest of $2.4 million from the last interest payment date up to, but not including, the redemption date. As a result of the cash tender offer and the redemption of the 8.625% Senior Notes, the Company will recognize a loss on extinguishment of debt in the second quarter of 2015 of approximately $38.1 million.
6.25% Senior Notes due 2023
On April 28, 2015, the Company closed a public offering of $650.0 million aggregate principal amount of 6.25% Senior Notes due 2023. The 6.25% Senior Notes bear interest at 6.25% per annum which is payable semi-annually on each April 15 and October 15 and mature on April 15, 2023. Before April 15, 2018, the Company may, at its option, redeem all or a portion of the 6.25% Senior Notes at 100% of the principal amount plus a make-whole premium. The 6.25% Senior Notes were guaranteed by the same subsidiaries that also guarantee the 8.625% Senior Notes, 7.50% Senior Notes and the revolving credit facility. The net proceeds were $640.3 million, net of underwriting discounts and commissions, a portion of which was used to fund the repurchase of the 8.625% Senior Notes described above. The Company intends to use the remaining net proceeds from the 6.25% Senior Notes offering to temporarily repay borrowings outstanding under its revolving credit facility and invest in short-term investments and then to redeem the remaining outstanding 8.625% Senior Notes. Any proceeds not used as described are expected to be used for general corporate purposes.
Senior Secured Revolving Credit Facility
On May 5, 2015, the Company entered into the sixth amendment to the senior secured revolving credit agreement to, among other things, (i) establish an approved borrowing base of $685.0 million until the next redetermination thereof and (ii) establish a swing line commitment under the revolving credit facility not to exceed $15.0 million. Amounts outstanding under the swing line commitment will bear interest at the Alternate Base Rate (as defined in the credit agreement governing the revolving credit facility) plus a margin between 0.50% and 1.50% (depending on the then-current level of borrowing base usage). In addition to the letters of credit outstanding, the borrowings under the swing line commitment also reduce the amounts available under the revolving credit facility. Additionally, the Company has elected to add seven additional banks to its banking syndicate, bringing the total number of banks to 19.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following is management’s discussion and analysis of the significant factors that affected the Company’s financial position and results of operations during the periods included in the accompanying unaudited consolidated financial statements. You should read this in conjunction with the unaudited interim consolidated financial statements included in this Quarterly Report on Form 10-Q, the discussion under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2014.
General Overview
Production and Commodity Prices. Total production for the three months ended March 31, 2015 was 34,595 Boe/d, an increase of 30% from the 26,533 Boe/d for the three months ended March 31, 2014 primarily driven by increased crude oil production in the Eagle Ford. Average realized crude oil and natural gas prices for the first quarter of 2015 were $43.17 per Bbl and $2.39 per Mcf, respectively which represent decreases of 55% and 41% from the first quarter of 2014, respectively. As a result, despite the significant increase in crude oil production, our first quarter 2015 revenues of $100.1 million were 36% lower than our first quarter 2014 revenues of $157.2 million.
Drilling and Completion Activity. See the table below for details of our operated drilling and completion activity by region:

	Three Months Ended March 31, 2015				As of March 31, 2015
	Drilled		Wells Brought on Production		Waiting on Completion		Producing		Rig count
Region	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Eagle Ford	14	12.2	16	14.5	23	19.9	210	185.9	3
Niobrara	8	4.5	—	—	15	8.1	112	47.4	1
Marcellus	—	—	—	—	11	4.3	82	26.3	—
Utica	—	—	2	1.7	—	—	2	1.5	—
Other	—	—	—	—	—	—	—	—	—
Total	22	16.7	18	16.2	49	32.3	406	261.1	4
Financing Activities. In March 2015, we completed a public offering of 5.2 million shares of our common stock at a price of $44.75 per share, which generated net proceeds of $231.6 million, net of underwriting discounts. We used the net proceeds from the common stock offering to repay a portion of the borrowings under our revolving credit facility and for general corporate purposes.
On April 14, 2015, we commenced a cash tender offer for any or all of the outstanding $600.0 million aggregate principal amount of our 8.625% Senior Notes. In connection with the cash tender offer, we also sent a notice of redemption to the trustee for our 8.625% Senior Notes to conditionally call for redemption on May 14, 2015 all of the 8.625% Senior Notes then outstanding. See “—Financing Arrangements—8.625% Senior Notes” for details of the tender offer and conditional call for redemption of our 8.625% Senior Notes.
On April 28, 2015, we closed a public offering of $650.0 million aggregate principal amount of 6.25% Senior Notes due 2023. The 6.25% Senior Notes bear interest at 6.25% per annum which is payable semi-annually on each April 15 and October 15 and mature on April 15, 2023. A portion of the net proceeds of $640.3 million, net of underwriting discounts and commissions, was used to fund the repurchase of the 8.625% Senior Notes in the tender offer described above. We intend to use the remaining net proceeds from the 6.25% Senior Notes offering to temporarily repay borrowings outstanding under our revolving credit facility and invest in short-term investments and then to redeem the remaining outstanding 8.625% Senior Notes. Any proceeds not used as described are expected to be used for general corporate purposes.
We have a senior secured revolving credit facility with a syndicate of banks that, as of March 31, 2015, had a borrowing base of $800.0 million, of which $685.0 million has been committed by the lenders with $49.0 million of borrowings and $0.6 million in letters of credit outstanding. On May 5, 2015, we entered into the sixth amendment to the credit agreement governing the revolving credit facility. The revolving credit facility was amended to, among other things, (i) establish an approved borrowing base of $685.0 million until the next redetermination and (ii) establish a swing line commitment under or revolving credit facility not to exceed $15.0 million.

Results of Operations
Three Months Ended March 31, 2015, Compared to the Three Months Ended March 31, 2014
The following table summarizes total production volumes, daily production volumes, average realized prices and revenues for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,		2015 Period Compared to 2014 Period
	2015	2014	Increase (Decrease)	% Increase (Decrease)
Total production volumes -
Crude oil (MBbls)	1,924	1,352	572	42%
NGLs (MBbls)	318	166	152	92%
Natural gas (MMcf)	5,234	5,218	16	—%
Total Natural gas and NGLs (MMcfe)	7,140	6,214	926	15%
Total barrels of oil equivalent (MBoe)	3,114	2,388	726	30%

Daily production volumes by product -
Crude oil (Bbls/d)	21,373	15,022	6,351	42%
NGLs (Bbls/d)	3,529	1,844	1,685	91%
Natural gas (Mcf/d)	58,159	57,978	181	—%
Total Natural gas and NGLs (Mcfe/d)	79,333	69,044	10,289	15%
Total barrels of oil equivalent (Boe/d)	34,595	26,533	8,062	30%

Daily production volumes by region (Boe/d) -
Eagle Ford	24,504	16,049	8,455	53%
Niobrara	3,028	2,152	876	41%
Marcellus	5,973	7,422	(1,449)	(20%)
Utica	726	381	345	91%
Other	364	529	(165)	(31)%
Total barrels of oil equivalent (Boe/d)	34,595	26,533	8,062	30%

Average realized prices -
Crude oil ($ per Bbl)	$43.17	$96.42	($53.25)	(55%)
NGLs ($ per Bbl)	14.07	35.47	(21.40)	(60%)
Natural gas ($ per Mcf)	2.39	4.02	(1.63)	(41%)
Total Natural gas and NGLs ($ per Mcfe)	$2.38	$4.32	($1.94)	(45%)
Total average realized price ($ per Boe)	$32.13	$65.83	($33.70)	(51%)

Revenues (In thousands) -
Crude oil	$83,058	$130,362	($47,304)	(36%)
NGLs	4,473	5,888	(1,415)	(24%)
Natural gas	12,519	20,962	(8,443)	(40%)
Total revenues	$100,050	$157,212	($57,162)	(36%)
Revenues for the three months ended March 31, 2015 decreased 36% to $100.1 million from $157.2 million for the same period in 2014 primarily due to the significant decrease in crude oil and natural gas prices, partially offset by the increase in crude oil production. Production volumes for the three months ended March 31, 2015 and 2014 were 34,595 Boe/d and 26,533 Boe/d, respectively. The increase in production from the first quarter of 2014 to the first quarter of 2015 was primarily due to increased production from new wells in the Eagle Ford, partially offset by normal production declines and voluntary curtailments of natural gas production in the Marcellus due to unfavorable natural gas prices.
Lease operating expenses for the three months ended March 31, 2015 increased to $21.7 million ($6.97 per Boe) from $12.6 million ($5.28 per Boe) for the same period in 2014. The increase in lease operating expenses is primarily due to increased production from new wells in the Eagle Ford. The increase in lease operating expense per Boe is primarily due to an increased proportion of total production from higher operating cost per Boe crude oil properties.

Production taxes decreased to $4.0 million (or 4.0% of revenues) for the three months ended March 31, 2015 from $6.1 million (or 3.9% of revenues) for the same period in 2014 as a result of the decrease in crude oil and natural gas revenues due to the significant decrease in crude oil and natural gas prices, partially offset by increased crude oil production. The increase in production taxes as a percentage of revenues is primarily due to lower production in the Marcellus, which is not subject to production taxes.
Ad valorem taxes increased to $3.0 million ($0.97 per Boe) for the three months ended March 31, 2015 from $1.4 million ($0.60 per Boe) for the same period in 2014. The increase in ad valorem taxes is primarily due to new wells drilled in Eagle Ford in 2014. The increase in ad valorem taxes per Boe is primarily due to the first quarter of 2014 benefit of lower actual ad valorem taxes than previously estimated for the year ended December 31, 2013.
Depreciation, depletion and amortization (“DD&A”) expense for the first quarter of 2015 increased $9.3 million to $73.9 million ($23.72 per Boe) from the DD&A expense for the first quarter of 2014 of $64.6 million ($27.05 per Boe). The increase in DD&A expense is attributable to the increase in production from the first quarter of 2014. The decrease in the DD&A rate per Boe from the first quarter of 2014 to the first quarter of 2015 is primarily due to crude oil reserves added at lower future development costs. The components of our DD&A expense were as follows:

	Three Months Ended March 31,
	2015	2014
	(In thousands)
DD&A of proved oil and gas properties	$72,972	$63,713
Depreciation of other property and equipment	386	743
Amortization of other assets	256	—
Accretion of asset retirement obligations	257	138
Total DD&A	$73,871	$64,594
General and administrative expense increased to $31.6 million for the three months ended March 31, 2015 from $28.3 million for the corresponding period in 2014. The increase was primarily due to higher compensation costs for the three months ended March 31, 2015 compared to the same period in 2014 resulting from an increase in personnel, partially offset by a decrease in stock-based compensation expense resulting from a decrease in the number of stock appreciation rights outstanding during the first quarter of 2015 due to exercises during 2014.
The gain on derivatives, net for the three months ended March 31, 2015 amounted to $26.4 million primarily due to new crude oil hedge positions and the downward shift in the futures curve of forecasted commodity prices for crude oil and natural gas during the first quarter of 2015. The loss on derivatives, net for the three months ended March 31, 2014 amounted to $20.7 million primarily due to the upward shift in the futures curve of forecasted commodity prices for crude oil and natural gas during the first quarter of 2014.
Interest expense, net for the three months ended March 31, 2015 was $18.2 million as compared to $12.4 million for the same period in 2014. The increase was primarily due to the interest expense on the $300.0 million aggregate principal amount of our 7.50% Senior Notes that were issued in October 2014, partially offset by the associated increase in capitalized interest.
The effective income tax rate for the first quarter of 2015 and 2014 was 34.8% and 37.3%, respectively. The variance from the U.S. federal statutory rate of 35% for the three months ended March 31, 2015 and 2014 was due to the impact of state income taxes.

Liquidity and Capital Resources
2015 Capital Expenditure Plan. Our 2015 drilling and completion capital expenditure plan has been decreased by $10.0 million to $440.0 million to $460.0 million as a result of cost savings and efficiencies in our drilling program. The previously disclosed leasehold and seismic capital expenditure plan of $35.0 million remains unchanged. We currently intend to finance the remainder of our 2015 capital expenditure plan primarily from the sources described below under “—Sources and Uses of Cash.” Our capital program could vary depending upon various factors, including the availability and cost of drilling rigs, land and industry partner issues, our available cash flow and financing, success of drilling programs, weather delays, commodity prices, market conditions, the acquisition of leases with drilling commitments and other factors. Below is a summary of capital expenditures through March 31, 2015:

Three Months Ended
March 31, 2015
(In thousands)
Drilling and completion
Eagle Ford	$103,338
Niobrara	20,486
Utica	22,971
Marcellus	3,280
Other	1,487
Total drilling and completion	151,562
Leasehold and seismic	12,440
Total	$164,002
Our capital expenditure plan and the capital expenditures included above exclude capitalized general and administrative costs, interest and asset retirement obligations.
Sources and Uses of Cash. Our primary use of cash is capital expenditures related to our drilling and completion programs and, to a lesser extent, our leasehold and seismic data acquisition programs. For the three months ended March 31, 2015, capital expenditures and acquisitions of oil and gas properties, net of proceeds from sales of oil and gas properties, exceeded our net cash provided by operations for continuing operations. For the three months ended March 31, 2015, we funded our capital expenditures with cash provided by operations, borrowings under our revolving credit facility and a portion of the net proceeds from our March 2015 equity offering, which were also used to repay borrowings under our revolving credit facility. Potential sources of future liquidity include the following:

•
Cash provided by operations. Cash flows from operations are highly dependent on commodity prices. As such, we hedge a portion of our forecasted production to mitigate the risk of a decline in crude oil and natural gas prices.

•
Borrowings under our revolving credit facility. As of April 30, 2015, we had $256.5 million of cash on hand and no borrowings outstanding under our revolving credit facility. As adjusted for the May 14, 2015 redemption of the remaining 8.625% Senior Notes requiring total payments of $352.7 million, we would have no cash on hand and $96.2 million outstanding under our revolving credit facility. The amount we are able to borrow is subject to compliance with the financial covenants and other provisions of the credit agreement governing our revolving credit facility.

•
Asset sales. In order to fund our capital expenditure plan, we may consider the sale of certain properties or assets that are not part of our core business or are no longer deemed essential to our future growth, provided we are able to sell such assets on terms that are acceptable to us.

•
Acquisition. In October 2014, we completed the acquisition of additional interest in oil and gas properties in the Eagle Ford Shale for approximately $241.8 million, net of working capital adjustments. We paid $93.0 million at closing and $148.8 million on February 13, 2015.

•
Securities offerings. As situations or conditions arise, we may choose to issue debt, equity or other instruments to supplement our cash flows. However, we may not be able to obtain such financing on terms that are acceptable to us, or at all. In March 2015, we sold 5.2 million shares of our common stock in an underwritten public offering at a price of $44.75 per share. We used the proceeds of approximately $231.6 million, net of underwriting discounts, to repay borrowings under our revolving credit facility and for general corporate purposes. On April 28, 2015, we issued in a public offering $650.0 million aggregate principal amount of 6.25% Senior Notes due 2023. The net proceeds of this offering were approximately $640.3 million, net of underwriting discounts and commissions and are being used to repurchase and redeem our 8.625% Senior Notes.

•
Joint ventures. Joint ventures with third parties through which such third parties fund a portion of our exploration activities to earn an interest in our exploration acreage or purchase a portion of interests, or both.

Overview of Cash Flow Activities. Net cash provided by operating activities from continuing operations was $73.5 million and $102.8 million for the three months ended March 31, 2015 and 2014, respectively. The change was primarily due to a decrease in oil and gas revenues, an increase in operating expenses, an increase in working capital requirements, partially offset by an increase in the net cash from derivative settlements.
Net cash used in investing activities from continuing operations were $211.9 million and $195.1 million for the three months ended March 31, 2015 and 2014, respectively and relate primarily to oil and gas capital expenditures associated with our capital expenditure plan.
Net cash provided by and net cash used in financing activities from continuing operations were $130.4 million and $0.1 million for the three months ended March 31, 2015 and 2014, respectively. The increase was due to the net proceeds of $231.6 million related to the issuance of common stock in March 2015 and net borrowings under our revolving credit facility, partially offset by the payment of the deferred purchase payment in February 2015.
Liquidity/Cash Flow Outlook
Economic downturns may adversely affect our ability to access capital markets in the future. We currently believe that cash flows from operations and borrowings under our revolving credit facility will be sufficient to fund our immediate cash flow requirements. Cash flows from operations are primarily driven by production and commodity prices. Crude oil prices have declined significantly beginning in the fourth quarter of 2014. To manage our exposure to commodity price risk and to provide a level of certainty in the cash flows to support our drilling and completion capital expenditure program, we hedge a portion of our forecasted production. On February 11, 2015, we entered into derivative transactions offsetting our existing crude oil derivative positions covering the periods from March 2015 through December 2016, which locked in $166.4 million of cash flows which will be received as the derivative contracts settle on a monthly basis in 2015 and 2016. Additionally, on February 13, 2015, we entered into costless collars for the periods from March 2015 through December 2016 on 12,200 Bbls/d in 2015 and 4,000 Bbls/d in 2016 of crude oil with floors of $50.00 per Bbl and ceilings of $66.46 per Bbl in 2015 and $76.50 per Bbl in 2016. In addition, we have 30,000 MMBtu/d of natural gas fixed price swaps at $4.29 per MMBtu.
As of April 30, 2015, we had $256.5 million of cash on hand and no borrowings outstanding under our revolving credit facility and $0.6 million in letters of credit, which reduce the amounts available under our revolving credit facility. As adjusted for the May 14, 2015 redemption of the remaining 8.625% Senior Notes totaling $352.7 million, we would have no cash on hand and $96.2 million outstanding under our revolving credit facility. The borrowing base under our revolving credit facility is affected by our lenders’ assumptions with respect to future crude oil and natural gas prices. Our borrowing base may decrease if our lenders reduce their expectations with respect to future crude oil and natural gas prices from those assumptions used to determine our existing borrowing base. The Spring 2015 borrowing base redetermination resulted in a borrowing base of $685.0 million, reflecting a reduction from the prior borrowing base of $800.0 million but consistent with our prior elected commitment amount. Looking forward to the Fall 2015 borrowing base redetermination, based on currently available bank pricing assumptions and current pricing differentials, drilling and completion plans, reserve and cost assumptions, we currently expect the Fall 2015 redetermination to result in a borrowing base approximately $735.0 million.. The amount we are able to borrow is subject to compliance with the financial covenants and other provisions of the credit agreement governing the revolving credit facility.
If cash flows from operations and borrowings under our revolving credit facility and the other sources of cash described under “—Sources and Uses of Cash” are insufficient to fund the remainder of our 2015 capital expenditure plan, we may need to reduce our capital expenditure plan or seek other financing alternatives. We may not be able to obtain financing needed in the future on terms that would be acceptable to us, or at all. If we cannot obtain adequate financing, we may be required to limit or defer a portion of our remaining 2015 capital expenditure plan, thereby potentially adversely affecting the recoverability and ultimate value of our oil and gas properties. Subject in each case to then existing market conditions and to our then expected liquidity needs, among other factors, we may use a portion of our cash flows from operations, proceeds from asset sales, securities offerings or borrowings to reduce debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, through debt redemptions or tender offers, or through repayments of bank borrowings.

Contractual Obligations
The following table sets forth estimates of our contractual obligations as of March 31, 2015 (in thousands):

	April - December 2015	2016	2017	2018	2019	2020 and Thereafter	Total
Long-term debt (1) (5)	$—	$—	$—	$649,000	$—	$604,425	$1,253,425
Cash interest on long-term debt (2) (5)	77,096	100,545	100,545	98,758	45,194	46,629	468,767
Operating leases	3,169	4,029	4,158	4,232	4,357	10,753	30,698
Drilling rig contracts (3)	33,687	27,923	20,057	3,892	—	—	85,559
Pipeline volume commitments	10,120	6,253	2,853	2,465	2,390	5,739	29,820
Asset retirement obligations and other (4)	3,481	5,430	2,938	642	23	12,864	25,378
Total Contractual Obligations	$127,553	$144,180	$130,551	$758,989	$51,964	$680,410	$1,893,647

(1)
Long-term debt consists of the principal amounts of the 8.625% Senior Notes due 2018, the 7.50% Senior Notes due 2020, other long-term debt due 2028 and borrowings outstanding under our revolving credit facility which matures in 2018.

(2)
Cash interest on long-term debt includes cash payments for interest on the 8.625% Senior Notes due 2018, the 7.50% Senior Notes due 2020, other long-term debt due 2028 and the borrowings outstanding under our revolving credit facility which matures in 2018. Cash payments for interest on our revolving credit facility were calculated using the weighted average interest rate of the outstanding borrowings under the revolving credit facility as of March 31, 2015 of 2.48%.

(3)
Drilling rig contracts represent gross contractual obligations and accordingly, other joint owners in the properties operated by us will generally be billed for their working interest share of such costs.

(4)
Asset retirement obligations and other are based on estimates and assumptions that affect the reported amounts as of March 31, 2015. Certain of such estimates and assumptions are inherently unpredictable and will differ from actual results.

(5)
Long-term debt and cash interest on long-term debt do not include the impacts of the cash tender offer and call for redemption for any or all of the outstanding $600.0 million aggregate principal amount of our 8.625% Senior Notes or the issuance of the $650.0 million aggregate principal amount of 6.25% Senior Notes due 2023 as these transactions occurred subsequent to March 31, 2015. See “—Financing Arrangements—8.625% Senior Notes” for details of the tender offer and conditional call for redemption of our 8.625% Senior Notes and “—Financing Arrangements—6.25% Senior Notes” for details of the issuance of our $650.0 million aggregate principal amount of 6.25% Senior Notes due 2023.

Financing Arrangements
Senior Secured Revolving Credit Facility
We have a senior secured revolving credit facility with a syndicate of banks that, as of March 31, 2015, had a borrowing base of $800.0 million, of which $685.0 million has been committed by the lenders with $49.0 million of borrowings outstanding with a weighted average interest rate of 2.48% and $0.6 million in letters of credit outstanding. The credit agreement governing our senior secured revolving credit facility provides for interest only payments until July 2, 2018, when the credit agreement matures and any outstanding borrowings are due. The borrowing base under our credit agreement is subject to regular redeterminations in the Spring and Fall of each year, as well as special redeterminations described in the credit agreement, in each case which may reduce the amount of the borrowing base.
Our obligations under the credit agreement are guaranteed by our material domestic subsidiaries and are secured by liens on substantially all of our assets, including a mortgage lien on oil and gas properties having at least 80% of the proved reserve value of the oil and gas properties included in the determination of the borrowing base.
We are subject to certain covenants under the terms of the credit agreement, which include the maintenance of the following financial covenants determined as of the last day of each quarter: (1) a ratio of Total Debt to EBITDA (as defined in the credit agreement) of not more than 4.00 to 1.00; and (2) a Current Ratio (as defined in the credit agreement) of not less than 1.00 to 1.00. As defined in the credit agreement, Total Debt excludes debt discounts and premiums and is net of cash and cash equivalents, EBITDA is for the last four quarters after giving pro forma effect to certain material acquisitions and dispositions of oil and gas properties, and the Current Ratio includes an add back of the unused portion of lender commitments. As of March 31, 2015, the ratio of Total Debt to EBITDA was 2.25 to 1.00 and the Current Ratio was 2.84 to 1.00. Because the financial covenants are determined as of the last day of each quarter, the ratios can fluctuate significantly period to period as the amounts outstanding under the credit agreement are dependent on the timing of cash flows from operations, capital expenditures, acquisitions and dispositions of oil and gas properties and securities offerings.
On May 5, 2015, we entered into the sixth amendment to our senior secured revolving credit agreement to, among other things, (i) establish an approved borrowing base of $685.0 million until the next redetermination thereof and (ii) establish a swing line commitment under our revolving credit facility not to exceed $15.0 million by which we can borrow on a reduced notice basis. Amounts outstanding under the swing line commitment will bear interest at the Alternate Base Rate (as defined in the credit agreement governing the revolving credit facility) plus a margin between 0.50% and 1.50% (depending on the then-current level of borrowing base usage). In addition to the letters of credit outstanding, the borrowings under the swing line commitment also reduce the amounts available for us to borrow under the revolving credit facility. Additionally, we have elected to add seven additional banks to its banking syndicate, bringing the total number of banks to 19.
8.625% Senior Notes
As of March 31, 2015, we had $600.0 million aggregate principal amount of 8.625% Senior Notes due 2018 issued and outstanding. The 8.625% Senior Notes are guaranteed by all of our existing Material Domestic Subsidiaries (as defined in the credit agreement governing our revolving credit facility). The 8.625% Senior Notes mature on October 15, 2018, with interest payable semi-annually. Since October 15, 2014, we had the right to redeem all or a portion of our 8.625% Senior Notes at redemption prices decreasing from 104.313% to 100% of the principal amount on October 15, 2017, plus accrued and unpaid interest.
On April 14, 2015, we commenced a cash tender offer for any or all of the outstanding $600.0 million aggregate principal amount of our 8.625% Senior Notes at a price of 104.613% of the principal amount plus accrued and unpaid interest. In connection with the cash tender offer, we also sent a notice of redemption to the trustee for our 8.625% Senior Notes to conditionally call for redemption on May 14, 2015 all of the 8.625% Senior Notes then outstanding at a price of 104.313% of the principal amount plus accrued and unpaid interest, conditioned upon and subject to our receipt of specified net proceeds from one or more securities offerings, which conditions have now been satisfied. On April 28, 2015, we made an aggregate cash payment of $276.4 million for the $264.2 million aggregate principal amount of 8.625% Senior Notes validly tendered in the tender offer, which excludes accrued interest paid of $0.8 million. We expect to pay $350.3 million to redeem the 8.625% Senior Notes that remain outstanding, which represents $335.8 million of outstanding aggregate principal amount of 8.625% Senior Notes and the redemption premium of $14.5 million, plus accrued and unpaid interest of $2.4 million. The total price to repurchase and redeem, as applicable, all of the outstanding $600.0 million aggregate principal amount of our 8.625% Senior Notes is expected to be $629.9 million.
6.25% Senior Notes
On April 28, 2015, we closed a public offering of $650.0 million aggregate principal amount of 6.25% Senior Notes due 2023. The 6.25% Senior Notes mature on April 15, 2023, with interest payable semi-annually. We may redeem all or a portion of the 6.25% Senior Notes at any time on or after April 15, 2018 at redemption prices decreasing from 104.688% to 100% of the principal amount on April 15, 2018, plus accrued and unpaid interest. In addition, prior to April 15, 2018, we may, at our option, redeem up to 35% of the aggregate principal amount of the 6.25% Senior Notes with the proceeds of certain equity offerings at a redemption price of 106.25%, of the principal amount, plus accrued and unpaid interest. Prior to April 15, 2018, we may redeem all or part of the 6.25% Senior Notes at 100% of the principal amount thereof, plus accrued and unpaid interest and a make whole premium (as defined in the indenture governing the 6.25% Senior Notes). Holders of the 6.25% Senior Notes may require us to repurchase some or all of their 6.25% Senior Notes for cash in the event of a Change of Control (as defined in the indenture governing the 6.25% Senior Notes), at 101% of the principal amount plus accrued and unpaid interest.
The indenture governing our 6.25% Senior Notes, which is substantially similar to the indentures governing our 7.50% Senior Notes and 8.625% Senior Notes, contains covenants that, among other things, limit our ability and the ability of our restricted subsidiaries to: pay distributions on, purchase or redeem our common stock or other capital stock or redeem our subordinated debt; make investments; incur or guarantee additional indebtedness or issue certain types of equity securities; create certain liens; sell assets; consolidate, merge or transfer all or substantially all of our assets; enter into agreements that restrict distributions or other payments from our restricted subsidiaries to us; engage in transactions with affiliates; and create unrestricted subsidiaries. Such indentures governing our senior notes are also subject to customary events of default, including those related to failure to comply with the terms of the notes and the indenture, certain failures to file reports with the SEC, certain cross defaults of other indebtedness and mortgages and certain failures to pay final judgments.
Securities Offering
In March 2015, we sold 5.2 million shares of our common stock in an underwritten public offering at a price to the underwriters of $44.75 per share. We used the net proceeds of approximately $231.6 million, net of underwriting discounts, to repay borrowings under our revolving credit facility and for general corporate purposes.
In April 2015, we closed a public offering of $650.0 million aggregate principal amount of 6.25% Senior Notes. The net proceeds were $640.3 million, net of underwriting discounts and commissions, a portion of which was used to fund the repurchase of the 8.625% Senior Notes in the tender offer described above. We intend to use the remaining net proceeds from the 6.25% Senior Notes offering to temporarily repay borrowings outstanding under our revolving credit facility and invest in short-term investments and then to redeem the remaining outstanding 8.625% Senior Notes. Any proceeds not used as described are expected to be used for general corporate purposes.

Critical Accounting Policies
The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods reported. Certain of such estimates are inherently unpredictable and will differ from actual results. We have identified the following critical accounting policies and estimates used in the preparation of our financial statements: use of estimates, oil and gas properties, oil and gas reserve estimates, derivative instruments, income taxes and commitments and contingencies. These policies and estimates are described in “Note 2. Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014. We evaluate subsequent events through the date the financial statements are issued.
The table below presents results of the full cost ceiling test as of March 31, 2015, along with various pricing scenarios to demonstrate the sensitivity of our cost center ceiling to changes in 12 month average benchmark crude oil and natural gas prices underlying our average realized prices. Prices do not include the impact of crude oil and natural gas derivative instruments. This sensitivity analysis is as of March 31, 2015 and, accordingly, does not consider drilling results, production, changes in oil and gas prices, and changes in future development and operating costs subsequent to March 31, 2015 that may require revisions to our proved reserve estimates and resulting cash flows used in the full cost ceiling test. At current costs and oil and gas prices, we expect that our full cost ceiling test will result in impairments of our proved oil and gas properties in the second half of 2015.

	12 Month Average Realized Prices		Excess of cost center ceiling over net capitalized costs (after-tax)	Increase (Decrease) in excess of cost center ceiling over net capitalized costs (after-tax)
Full Cost Pool Scenarios	Crude Oil ($/Bbl)	Natural Gas ($/Mcf)	(In millions)	(In millions)
March 31, 2015 Actual	$79.86	$2.78	$481

Oil and Gas Price Sensitivity
Oil and Gas +10%	$88.08	$3.17	$805	$324
Oil and Gas -10%	$71.63	$2.38	$157	($324)

Oil Price Sensitivity
Oil +10%	$88.08	$2.78	$777	$296
Oil -10%	$71.63	$2.78	$185	($296)

Gas Price Sensitivity
Gas +10%	$79.86	$3.17	$510	$29
Gas -10%	$79.86	$2.38	$452	($29)
Recent Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board issued ASU No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs. This ASU requires entities to report debt issuance costs in the balance sheet as a direct deduction from the face amount of the related note, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by this ASU. Entities should apply this ASU on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. This ASU is effective for annual and interim periods beginning in 2016. The adoption of this ASU will not have an impact on our consolidated financial statements, other than balance sheet reclassifications.
Volatility of Crude Oil and Natural Gas Prices
Our revenues, future rate of growth, results of operations, financial position and ability to borrow funds or obtain additional capital are substantially dependent upon prevailing prices of crude oil and natural gas, which are affected by changes in market demand, overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. For the three months ended March 31, 2015, average realized crude oil prices decreased 55% to $43.17 per Bbl from $96.42 per Bbl for the same period in 2014. Average natural gas prices decreased 41% to $2.39 per Mcf for the first quarter of 2015 from $4.02 per Mcf for the first quarter of 2014.

We review the carrying value of our oil and gas properties on a quarterly basis using the full cost method of accounting. See Part II, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Summary of Critical Accounting Policies—Oil and Gas Properties” and Part I, “Item 1A. Risk Factors—We may record impairments of oil and gas properties that would reduce our shareholders’ equity.” in our Annual Report on Form 10-K for the year ended December 31, 2014.
We use commodity derivative instruments, primarily fixed price swaps and costless collars, to reduce our exposure to commodity price volatility for a substantial, but varying, portion of our forecasted crude oil and natural gas production up to 36 months and thereby achieve a more predictable level of cash flows to support our drilling and completion capital expenditure program. Costless collars are designed to establish floor and ceiling prices on anticipated future production. While the use of these derivative instruments limits the downside risk of adverse price movements below the floor price, these instruments also limit the benefit of favorable price movements above the ceiling price. We do not enter into derivative instruments for speculative or trading purposes.
We typically have numerous hedge positions that span several time periods and often result in both fair value asset and liability positions held with that counterparty, which positions are all offset to a single fair value asset or liability at the end of each reporting period. We net our derivative instrument fair value amounts executed with the same counterparty pursuant to ISDA master agreements, which provide for net settlement over the term of the contract and in the event of default or termination of the contract. The fair value of derivative instruments where we are in a net asset position with our counterparties as of March 31, 2015 and December 31, 2014 totaled $192.1 million and $214.8 million, respectively, and is summarized by counterparty in the table below:

Counterparty	March 31, 2015	December 31, 2014
Wells Fargo	56%	37%
Societe Generale	27%	26%
Regions	9%	8%
Union Bank	5%	4%
Credit Suisse	2%	24%
Royal Bank of Canada	1%	1%
Total	100%	100%
The counterparties to our derivative instruments are lenders under our credit agreement. Because each of the lenders have investment grade credit ratings, we believe we do not have significant credit risk and accordingly do not currently require our counterparties to post collateral to support the net asset positions of our derivative instruments. As such, we are exposed to credit risk to the extent of nonperformance by the counterparties to our derivative instruments. Although we do not currently anticipate such nonperformance, we continue to monitor the credit ratings of our counterparties.
For the three months ended March 31, 2015 and 2014, we recorded in the consolidated statements of operations a gain on derivatives, net of $26.4 million and a loss on derivatives, net of $20.7 million, respectively.
On February 11, 2015, we entered into derivative transactions offsetting our then existing crude oil derivative positions covering the periods from March 2015 through December 2016. As a result of the offsetting derivative transactions, we locked in $166.4 million of cash flows, of which $137.2 million is classified as a current derivative asset in the consolidated balance sheet as of March 31, 2015. Included in the gain on derivatives, net for the first quarter of 2015 of $26.4 million is an $8.4 million gain representing the increase in fair value of the crude oil derivative positions from December 31, 2014 to February 11, 2015. The locked in $166.4 million of cash flows is not subject to price risk and will be received as the applicable contracts settle.
Additionally, on February 13, 2015, we entered into costless collars, as shown in the table below, for the periods from March 2015 through December 2016 which will continue to provide us with downside protection at crude oil prices below the weighted average floor prices yet allow us to benefit from an increase in crude oil prices up to the weighted average ceiling prices.

The following sets forth a summary of our crude oil derivative positions at average NYMEX prices as of March 31, 2015:

Period	Type of Contract	Volumes (in Bbls/d)	Weighted Average Floor Price ($/Bbl)	Weighted Average Ceiling Price ($/Bbl)
April - December 2015	Costless Collars	12,200	$50.00	$66.46
January - December 2016	Costless Collars	4,000	$50.00	$76.50
The following sets forth a summary of our natural gas derivative positions at average NYMEX prices as of March 31, 2015:

Period	Type of Contract	Volumes (in MMBtu/d)	Weighted Average Floor Price ($/MMBtu)
April - December 2015	Fixed Price Swaps	30,000	$4.29
Forward-Looking Statements
The statements contained in all parts of this document, including, but not limited to, those relating to the Company’s or management’s intentions, beliefs, expectations, hopes, projections, assessment of risks, estimations, plans or predictions for the future, including our schedule, targets, estimates or results of future drilling, including the number, timing and results of wells, budgeted wells, increases in wells, the timing and risk involved in drilling follow-up wells, timing and amounts of production, expected working or net revenue interests, planned expenditures, prospects budgeted and other future capital expenditures, risk profile of oil and gas exploration, capital expenditure plans, planned evaluation of prospects, probability of prospects having oil and gas, expected production or reserves, pipeline connections, increases in reserves, acreage, working capital requirements, commodity price risk management activities and the impact on our average realized prices, the availability of expected sources of liquidity to implement the Company’s business strategies, accessibility of borrowings under our credit facility, debt repayments, redemptions or tender offers, redemption of our 8.625% Senior Notes, future exploration activity, drilling, completion and fracturing of wells, land acquisitions, production rates, forecasted production, growth in production, development of new drilling programs, participation of our industry partners, exploration and development expenditures, the impact of our business strategies, the benefits, results, effects, availability of and results of new and existing joint ventures and sales transactions, receipt of receivables, proceeds from sales, use of proceeds and all and any other statements regarding future operations, financial results, business plans and cash needs and other statements regarding future operations, financial results, business plans and cash needs and other statements that are not historical facts are forward looking statements. When used in this document, the words “anticipate,” “estimate,” “expect,” “may,” “project,” “plan,” “believe” and similar expressions are intended to be among the statements that identify forward looking statements. Such statements involve risks and uncertainties, including, but not limited to, those relating to the worldwide economic downturn, availability of financing, our dependence on our exploratory drilling activities, the volatility of and changes in crude oil and natural gas prices, the need to replace reserves depleted by production, operating risks of crude oil and natural gas operations, our dependence on our key personnel, factors that affect our ability to manage our growth and achieve our business strategy, results, delays and uncertainties that may be encountered in drilling, development or production, interpretations and impact of oil and gas reserve estimation and disclosure requirements, actions and approvals of our partners and parties with whom we have alliances, technological changes, capital requirements, borrowing base determinations and availability under our credit facility, evaluations of the Company by lenders under our credit facility the potential impact of government regulations, including current and proposed legislation and regulations related to hydraulic fracturing, and natural gas drilling, air emissions and climate change, regulatory determinations, litigation, competition, the uncertainty of reserve information, property acquisition risks, availability of equipment, actions by our midstream and other industry partners, weather, availability of financing, market conditions, actions by lenders, our ability to obtain permits and licenses, the existence and resolution of title defects, new taxes and impact fees, delays, costs and difficulties relating to our joint ventures, actions by joint venture partners, results of exploration activities, the availability of and completion of land acquisitions, completion and connection of wells, and other factors detailed in the “Item 1A. Risk Factors” and other sections of our Annual Report on Form 10-K for the year ended December 31, 2014 and in our other filings with the SEC, including this quarterly report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement and we undertake no obligation to update or revise any forward-looking statement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
For information regarding our exposure to certain market risks, see “Item 7A. Quantitative and Qualitative Disclosures about Market Risk” of our Annual Report on Form 10-K for the year ended December 31, 2014. Other than the offsetting derivative transactions described in “Note 10. Derivative Instruments” and “—Volatility of Crude Oil and Natural Gas Prices” in this Form 10-Q, there have been no material changes from the disclosure made in our Annual Report on Form 10-K for the year ended December 31, 2014 regarding our exposure to certain market risks.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. They concluded that the controls and procedures were effective as of March 31, 2015 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.
Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended March 31, 2015 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not currently expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.
Item 1A. Risk Factors
There were no material changes to the factors discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are required by Item 601 of Regulation S-K and are filed as part of this report:

Exhibit Number		Exhibit Description
3.1	–
Amended and Restated Bylaws of Carrizo Oil & Gas, Inc. adopted February 17, 2015 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2015 (File No. 000-29187-87)).

4.1	–
Officers’ Certificate of the Company dated as of February 23, 2015 (incorporated herein by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 000-29187-87)).

*10.1	–
Sixth Amendment to Credit Agreement, dated as of May 5, 2015, among Carrizo Oil & Gas, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lender parties thereto.

*10.2	–	Form of employment agreement between Carrizo Oil & Gas, Inc. and future executive officers as of May 1, 2015.
*10.3	–	Form of employment agreement between Carrizo Oil & Gas, Inc. and future non-executive officer employees as of May 1, 2015.
*31.1	–	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	–	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	–	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	–	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101	–	Interactive Data Files

* Filed herewith.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carrizo Oil & Gas, Inc. (Registrant)

Date:	May 6, 2015	By:	/s/ David L. Pitts
Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	May 6, 2015	By:	/s/ Gregory F. Conaway
Vice President and Chief Accounting Officer (Principal Accounting Officer)