Form 10-Q
period 2017-09-30
CARRIZO OIL & GAS INC
filed 2017-11-09
CIK 1040593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    YES  ☐    NO  ☑
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of November 3, 2017 was 81,454,621.

Part I. Financial Information
Item 1. Consolidated Financial Statements (Unaudited)
CARRIZO OIL & GAS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets
Cash and cash equivalents	$5,092	$4,194
Accounts receivable, net	89,809	64,208
Other current assets	7,826	4,586
Total current assets	102,727	72,988
Property and equipment
Oil and gas properties, full cost method
Proved properties, net	1,882,575	1,294,667
Unproved properties, not being amortized	740,205	240,961
Other property and equipment, net	10,538	10,132
Total property and equipment, net	2,633,318	1,545,760
Other assets	9,681	7,579
Total Assets	$2,745,726	$1,626,327

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$87,077	$55,631
Revenues and royalties payable	46,821	38,107
Accrued capital expenditures	111,485	36,594
Accrued interest	25,305	22,016
Accrued lease operating expense	16,394	12,377
Derivative liabilities	6,778	22,601
Other current liabilities	24,579	24,633
Total current liabilities	318,439	211,959
Long-term debt	1,701,439	1,325,418
Asset retirement obligations	24,671	20,848
Derivative liabilities	77,184	27,528
Other liabilities	21,914	17,116
Total liabilities	2,143,647	1,602,869
Commitments and contingencies
Preferred stock
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 250,000 issued and outstanding as of September 30, 2017 and none issued and outstanding as of December 31, 2016	213,400	—
Shareholders’ equity
Common stock, $0.01 par value, 180,000,000 shares authorized; 81,454,621 issued and outstanding as of September 30, 2017 and 90,000,000 shares authorized; 65,132,499 issued and outstanding as of December 31, 2016	815	651
Additional paid-in capital	1,926,798	1,665,891
Accumulated deficit	(1,538,934)	(1,643,084)
Total shareholders’ equity	388,679	23,458
Total Liabilities and Shareholders’ Equity	$2,745,726	$1,626,327
The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenues
Crude oil	$152,101	$95,154	$422,999	$254,758
Natural gas liquids	12,467	5,616	27,678	15,119
Natural gas	16,711	10,407	48,440	29,886
Total revenues	181,279	111,177	499,117	299,763

Costs and Expenses
Lease operating	34,874	24,282	100,767	71,071
Production taxes	7,741	4,886	21,092	12,940
Ad valorem taxes	1,736	1,426	5,776	3,950
Depreciation, depletion and amortization	67,564	48,949	181,018	160,492
General and administrative, net	16,029	18,119	49,328	59,046
(Gain) loss on derivatives, net	24,377	(11,744)	(27,004)	29,938
Interest expense, net	20,673	21,190	62,350	58,913
Impairment of proved oil and gas properties	—	105,057	—	576,540
Other expense, net	462	499	1,640	1,568
Total costs and expenses	173,456	212,664	394,967	974,458

Income (Loss) Before Income Taxes	7,823	(101,487)	104,150	(674,695)
Income tax benefit	—	313	—	—
Net Income (Loss)	$7,823	($101,174)	$104,150	($674,695)
Dividends on preferred stock	(2,249)	—	(2,249)	—
Net Income (Loss) Attributable to Common Shareholders	$5,574	($101,174)	$101,901	($674,695)

Net Income (Loss) Attributable to Common Shareholders Per Common Share
Basic	$0.07	($1.72)	$1.44	($11.49)
Diluted	$0.07	($1.72)	$1.43	($11.49)

Weighted Average Common Shares Outstanding
Basic	81,053	58,945	70,728	58,705
Diluted	81,138	58,945	71,147	58,705
The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance as of December 31, 2016	65,132,499	$651	$1,665,891	($1,643,084)	$23,458
Stock-based compensation expense	—	—	17,967	—	17,967
Issuance of common stock upon grants of restricted stock awards and vestings of restricted stock units and performance shares	722,122	8	(36)	—	(28)
Sale of common stock, net of offering costs	15,600,000	156	222,222	—	222,378
Issuance of warrants	—	—	23,003	—	23,003
Dividends on preferred stock	—	—	(2,249)	—	(2,249)
Net income	—	—	—	104,150	104,150
Balance as of September 30, 2017	81,454,621	$815	$1,926,798	($1,538,934)	$388,679
The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash Flows From Operating Activities
Net income (loss)	$104,150	($674,695)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	181,018	160,492
Impairment of proved oil and gas properties	—	576,540
(Gain) loss on derivatives, net	(27,004)	29,938
Cash received for derivative settlements, net	7,714	98,820
Stock-based compensation expense, net	8,462	30,834
Non-cash interest expense, net	2,961	3,105
Other, net	4,249	2,427
Changes in components of working capital and other assets and liabilities-
Accounts receivable	(25,885)	1,768
Accounts payable	14,748	(20,294)
Accrued liabilities	11,970	(7,954)
Other assets and liabilities, net	(1,786)	(3,134)
Net cash provided by operating activities	280,597	197,847
Cash Flows From Investing Activities
Capital expenditures	(433,561)	(346,245)
Acquisitions of oil and gas properties	(692,006)	—
Proceeds from divestitures of oil and gas properties, net	18,212	15,331
Deposit for pending divestiture of oil and gas properties	6,200	—
Other, net	(3,804)	(661)
Net cash used in investing activities	(1,104,959)	(331,575)
Cash Flows From Financing Activities
Issuance of senior notes	250,000	—
Borrowings under credit agreement	1,311,875	510,116
Repayments of borrowings under credit agreement	(1,183,275)	(414,116)
Payments of debt issuance costs and credit facility amendment fees	(8,964)	(1,150)
Sale of common stock, net of offering costs	222,378	—
Sale of preferred stock, net of issuance costs	236,404	—
Payment of dividends on preferred stock	(2,249)	—
Other, net	(909)	(805)
Net cash provided by financing activities	825,260	94,045
Net Increase (Decrease) in Cash and Cash Equivalents	898	(39,683)
Cash and Cash Equivalents, Beginning of Period	4,194	42,918
Cash and Cash Equivalents, End of Period	$5,092	$3,235
The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Basis of Presentation
Nature of Operations
Carrizo Oil & Gas, Inc. is a Houston-based energy company which, together with its subsidiaries (collectively, the “Company”), is actively engaged in the exploration, development, and production of crude oil, NGLs, and gas located in the United States. The Company’s current operations are principally focused in proven, producing oil and gas plays in the Eagle Ford Shale in South Texas and the Permian Basin in West Texas.
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
2. Summary of Significant Accounting Policies
The Company has provided a discussion of significant accounting policies, estimates, and judgments in “Note 2. Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in its 2016 Annual Report. There have been no changes to the Company’s significant accounting policies since December 31, 2016, other than the recently adopted accounting pronouncement described below and the accounting for the ExL Acquisition and related financing. See “Note 3. Acquisitions and Divestitures of Oil and Gas Properties”, “Note 8. Preferred Stock”, “Note 10. Derivative Instruments” and “Note 11. Fair Value Measurements” for further details.
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
Recently Issued Accounting Pronouncements
Business Combinations. In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. ASU 2017-01 is to be applied on a prospective basis and is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The Company currently plans to adopt the guidance on the effective date of January 1, 2018.
Statement of Cash Flows. In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance addresses eight specific cash flow issues for which current GAAP is either unclear or does not include specific guidance. ASU 2016-15 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted, provided that it is adopted in its entirety in the same period. Companies are required to use a full retrospective approach, meaning the standard is applied to all periods presented. The Company does not expect the impact of adopting ASU 2016-15 to have a material effect on its consolidated statements of cash flows and related disclosures upon adoption. The Company plans to adopt the guidance on the effective date of January 1, 2018.
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

Net Income (Loss) Per Common Share
Supplemental net income (loss) per common share information is provided below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Net Income (Loss) Attributable to Common Shareholders	$5,574	($101,174)	$101,901	($674,695)
Basic weighted average common shares outstanding	81,053	58,945	70,728	58,705
Effect of dilutive instruments	85	—	419	—
Diluted weighted average common shares outstanding	81,138	58,945	71,147	58,705
Net Income (Loss) Attributable to Common Shareholders Per Common Share
Basic	$0.07	($1.72)	$1.44	($11.49)
Diluted	$0.07	($1.72)	$1.43	($11.49)
When the Company recognizes a net loss, as was the case for the three months and nine months ended September 30, 2016, all potentially dilutive shares are anti-dilutive and are consequently excluded from the calculation of diluted net loss per common share. The table below presents the weighted average dilutive and anti-dilutive securities outstanding for the periods presented which consisted of unvested restricted stock awards and units, unvested performance shares and exercisable common stock warrants:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Dilutive	85	—	419	—
Anti-dilutive	882	698	120	664
3. Acquisitions and Divestitures of Oil and Gas Properties
Acquisitions
ExL Acquisition. On June 28, 2017, the Company entered into a purchase and sale agreement with ExL Petroleum Management, LLC and ExL Petroleum Operating Inc. (together “ExL”) to acquire oil and gas properties located in the Delaware Basin in Reeves and Ward Counties, Texas (the “ExL Properties”) for a purchase price of $648.0 million, subject to customary purchase price adjustments (the “ExL Acquisition”). The transaction had an effective date of May 1, 2017. The Company paid $75.0 million to the seller as a deposit on June 28, 2017 and $601.0 million upon closing on August 10, 2017, which included preliminary purchase price adjustments primarily related to the net cash flows from the acquired wells and capital expenditures from the effective date to the closing date. Upon closing the ExL Acquisition, the Company became the operator of the ExL Properties with an approximate 70% average working interest.
The Company also agreed to pay an additional $50.0 million per year if the average daily closing spot price of a barrel of West Texas Intermediate crude oil as measured by the U.S. Energy Information Administration (the “EIA WTI average price”) is above $50.00 for any of the years of 2018, 2019, 2020 and 2021, with such payments due on January 29, 2019, January 28, 2020, January 28, 2021 and January 28, 2022, respectively. This payment (the “Contingent ExL Payment”) will be zero for the respective year if such EIA WTI average price of a barrel of oil is $50.00 or below for any of such years, and the Contingent ExL Payment is capped at $125.0 million in the aggregate. The Company determined that the Contingent ExL Payment is an embedded derivative and has reflected the liability at fair value in the consolidated financial statements. The fair value of the Contingent ExL Payment as of September 30, 2017 and August 10, 2017 was $60.3 million and $52.3 million, respectively. See “Note 10. Derivative Instruments” and “Note 11. Fair Value Measurements” for further details.
The Company funded the ExL Acquisition with net proceeds from the sale of preferred stock on August 10, 2017, net proceeds from the common stock offering completed on July 3, 2017, and net proceeds from the senior notes offering completed on July 14, 2017. See “Note 8. Preferred Stock” for details regarding the sale of Preferred Stock, “Note 9. Shareholders’ Equity and Stock-Based Compensation” for details regarding the common stock offering and “Note 6. Long-Term Debt” for details regarding the senior notes offering.
The ExL Acquisition was accounted for under the acquisition method of accounting whereby the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated acquisition date fair values based on then currently available information. A combination of a discounted cash flow model and market data was used by a third-party valuation specialist in determining the fair value of the oil and gas properties. Significant inputs into the calculation included future commodity prices, estimated volumes of oil and gas reserves, expectations for timing and amount of future development and operating costs, future plugging and abandonment costs and a risk adjusted discount rate. The fair value of the Contingent ExL Payment was determined by a third-party valuation specialist using a Monte Carlo simulation. Significant inputs into the calculation included future commodity prices, volatility factors for the future commodity prices and a risk adjusted discount rate. See “Note 11. Fair Value Measurements” for further details.
The purchase price allocation for the ExL Acquisition is preliminary and subject to change based on updates to purchase price adjustments primarily related to net cash flows from the acquired wells and capital expenditures from the effective date to the closing date. The Company currently expects to finalize its allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date during the third quarter of 2018. The following presents the purchase price and the preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date.

Preliminary Purchase Price Allocation
(In thousands)
Assets
Other current assets	$106
Oil and gas properties
Proved properties	292,551
Unproved properties	443,194
Total oil and gas properties	$735,745
Total assets acquired	$735,851

Liabilities
Revenues and royalties payable	$5,036
Asset retirement obligations	153
Contingent ExL Payment	52,300
Total liabilities assumed	$57,489
Net Assets Acquired	$678,362
Included in the consolidated statements of operations for the three and nine months ended September 30, 2017 are total revenues of $14.0 million and income before income taxes of $11.4 million from the ExL Acquisition, representing activity of the acquired properties subsequent to the closing of the transaction through September 30, 2017.
Pro Forma Operating Results (Unaudited). The following unaudited pro forma financial information presents a summary of the Company’s consolidated results of operations for the three and nine month periods ended September 30, 2017 and 2016, assuming the ExL Acquisition had been completed as of January 1, 2016, including adjustments to reflect the fair values assigned to the assets acquired and liabilities assumed. The pro forma financial information does not purport to represent what the actual results of operations would have been had the transactions been completed as of the date assumed, nor is this information necessarily indicative of future consolidated results of operations. The Company believes the assumptions used provide a reasonable basis for reflecting the significant pro forma effects directly attributable to the ExL Acquisition.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands, except per share amounts)
Total revenues	$189,499	$115,065	$534,607	$305,074
Net Income (Loss) Attributable to Common Shareholders	$14,654	($106,598)	$115,053	($688,902)

Net Income (Loss) Attributable to Common Shareholders Per Common Share
Basic	$0.18	($1.43)	$1.63	($9.27)
Diluted	$0.18	($1.43)	$1.62	($9.27)

Weighted Average Common Shares Outstanding
Basic	81,053	74,545	70,728	74,305
Diluted	81,138	74,545	71,147	74,305

Sanchez Acquisition. On December 14, 2016, the Company completed its initial closing of the acquisition of oil and gas properties in the Eagle Ford Shale from Sanchez Energy Corporation and SN Cotulla Assets, LLC, a subsidiary of Sanchez Energy Corporation (the “Sanchez Acquisition”). The transaction had an effective date of June 1, 2016 and was accounted for under the acquisition method of accounting whereby the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated acquisition date fair values based on then available information.
At the time of the initial closing, an adjustment to the purchase price of $16.8 million was made for leases that were not conveyed to the Company. On January 9, 2017 and April 13, 2017, the Company paid $7.0 million and $9.8 million, respectively, for these outstanding leases when conveyed to the Company.
The following presents the allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date.

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
Included in the consolidated statements of operations for the three and nine months ended September 30, 2017 are total revenues of $9.1 million and $23.2 million, respectively, and income before income taxes of $4.0 million and $7.1 million, respectively, from the Sanchez Acquisition, representing activity of the acquired properties subsequent to the closing of the transaction through September 30, 2017.
Divestitures
Potential Divestiture of Utica Assets. On August 31, 2017, the Company entered into a purchase and sale agreement to sell substantially all of its assets in the Utica Shale, located primarily in Guernsey County, Ohio, for an agreed upon price of $62.0 million. The transaction has an effective date of April 1, 2017 and is expected to close by the end of November 2017. The Company received $6.2 million from the buyer as a deposit on August 31, 2017.
The Company could also receive contingent consideration of $5.0 million per year if the average daily closing spot price of a barrel of West Texas Intermediate crude oil as measured by the U.S. Energy Information Administration (the “EIA WTI average price”) is above $50.00, $53.00, and $56.00 for the years of 2018, 2019, and 2020, respectively, with such receipts due on January 29, 2019, January 28, 2020, and January 28, 2021, respectively (the “Contingent Utica Consideration”). The Contingent Utica Consideration will be zero for the respective year if such EIA WTI average price of a barrel of oil is at or below the per barrel amounts listed above for any of such years, and is capped at $15.0 million.
Other Assets. During the first quarter of 2017, the Company sold a small undeveloped acreage position in the Delaware Basin for net proceeds of $15.3 million. The proceeds from this sale were recognized as a reduction of proved oil and gas properties.

4. Property and Equipment, Net
As of September 30, 2017 and December 31, 2016, total property and equipment, net consisted of the following:

	September 30, 2017	December 31, 2016
	(In thousands)
Oil and gas properties, full cost method
Proved properties	$5,452,201	$4,687,416
Accumulated depreciation, depletion and amortization and impairments	(3,569,626)	(3,392,749)
Proved properties, net	1,882,575	1,294,667
Unproved properties, not being amortized
Unevaluated leasehold and seismic costs	697,370	211,067
Capitalized interest	42,835	29,894
Total unproved properties, not being amortized	740,205	240,961
Other property and equipment	25,344	23,127
Accumulated depreciation	(14,806)	(12,995)
Other property and equipment, net	10,538	10,132
Total property and equipment, net	$2,633,318	$1,545,760
Average depreciation, depletion and amortization (“DD&A”) per Boe of proved properties was $13.04 and $12.72 for the three months ended September 30, 2017 and 2016, respectively, and $12.73 and $13.79 for the nine months ended September 30, 2017 and 2016, respectively.
The Company capitalized internal costs of employee compensation and benefits, including stock-based compensation, directly associated with acquisition, exploration and development activities totaling $3.3 million and $2.7 million for the three months ended September 30, 2017 and 2016, respectively, and $10.6 million and $8.5 million for the nine months ended September 30, 2017 and 2016, respectively.
Unproved properties, not being amortized, include unevaluated leasehold and seismic costs associated with specific unevaluated properties and related capitalized interest. The Company capitalized interest costs associated with its unproved properties totaling $8.5 million and $2.9 million for the three months ended September 30, 2017 and 2016, respectively, and $16.2 million and $13.4 million for the nine months ended September 30, 2017 and 2016, respectively.
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

The Company did not recognize impairments of proved oil and gas properties for the three and nine months ended September 30, 2017. Primarily due to declines in the 12-Month Average Realized Prices of crude oil, the Company recognized impairments of proved oil and gas properties for the three and nine months ended September 30, 2016. Details of the 12-Month Average Realized Price of crude oil for the three and nine months ended September 30, 2017 and 2016 and the impairments of proved oil and gas properties for the three and nine months ended September 30, 2016 are summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Impairment of proved oil and gas properties (in thousands)	$—	$105,057	$—	$576,540
Crude Oil 12-Month Average Realized Price ($/Bbl) - Beginning of period	$46.80	$39.84	$39.60	$47.24
Crude Oil 12-Month Average Realized Price ($/Bbl) - End of period	$47.74	$38.36	$47.74	$38.36
Crude Oil 12-Month Average Realized Price percentage increase (decrease) during period	2%	(4%)	21%	(19%)
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
The Company’s income tax (expense) benefit differs from the income tax (expense) benefit computed by applying the U.S. federal statutory corporate income tax rate of 35% to income (loss) before income taxes as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Income (loss) before income taxes	$7,823	($101,487)	$104,150	($674,695)
Income tax (expense) benefit at the statutory rate	(2,738)	35,520	(36,452)	236,143
State income tax (expense) benefit, net of U.S. federal income taxes	(247)	575	(1,974)	3,859
Tax shortfalls from stock-based compensation expense	(273)	—	(3,029)	—
(Increase) decrease in deferred tax assets valuation allowance	3,253	(36,696)	41,570	(240,897)
Other	5	914	(115)	895
Income tax benefit	$—	$313	$—	$—
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
A significant item of objective negative evidence considered was the cumulative historical three year pre-tax loss and a net deferred tax asset position at September 30, 2017, driven primarily by the impairments of proved oil and gas properties recognized beginning in the third quarter of 2015 and continuing through the third quarter of 2016, which limits the ability to consider other subjective evidence such as the Company’s potential for future growth. Beginning in the third quarter of 2015, and continuing through the third quarter of 2017, the Company concluded that it was more likely than not the deferred tax assets will not be realized. As a result, the net deferred tax assets at the end of each quarter, including September 30, 2017, were reduced to zero.
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
For the three and nine months ended September 30, 2017, primarily as a result of current activity, partial releases of $3.3 million and $41.6 million, respectively, from the valuation allowance was recorded to bring the net deferred tax assets to zero. After the impact of the partial release the valuation allowance as of September 30, 2017 was $538.5 million. For the three and nine months ended September 30, 2016, the Company recorded additional valuation allowances of $36.7 million and $240.9 million, respectively, primarily as a result of the impairments of proved oil and gas properties during these periods.
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
6. Long-Term Debt
Long-term debt consisted of the following as of September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
	(In thousands)
Senior Secured Revolving Credit Facility due 2022	$215,600	$87,000
7.50% Senior Notes due 2020	600,000	600,000
Unamortized premium for 7.50% Senior Notes	836	1,020
Unamortized debt issuance costs for 7.50% Senior Notes	(6,397)	(7,573)
6.25% Senior Notes due 2023	650,000	650,000
Unamortized debt issuance costs for 6.25% Senior Notes	(8,527)	(9,454)
8.25% Senior Notes due 2025	250,000	—
Unamortized debt issuance costs for 8.25% Senior Notes	(4,498)	—
Other long-term debt due 2028	4,425	4,425
Long-term debt	$1,701,439	$1,325,418
Senior Secured Revolving Credit Facility
The Company has a senior secured revolving credit facility with a syndicate of banks that, as of September 30, 2017, had a borrowing base of $837.5 million, with an elected commitment amount of $800.0 million, and $215.6 million of borrowings outstanding at a weighted average interest rate of 3.45%. As of September 30, 2017, the Company had $0.4 million in letters of credit outstanding, which reduce the amounts available under the revolving credit facility. The credit agreement governing the revolving credit facility provides for interest-only payments until May 4, 2022 (subject to a springing maturity date of June 15, 2020 if the 7.50% Senior Notes have not been refinanced on or prior to such time), when the credit agreement matures and any outstanding borrowings are due. The borrowing base under the credit agreement is subject to regular redeterminations in the spring and fall of each year, as well as special redeterminations described in the credit agreement, which in each case may reduce the amount of the borrowing base. The amount the Company is able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the credit agreement. The capitalized terms which are not defined in this description of the revolving credit facility, shall have the meaning given to such terms in the credit agreement.
On May 4, 2017, the Company entered into a ninth amendment to the credit agreement governing the revolving credit facility to, among other things (i) extend the maturity date of the revolving credit facility to May 4, 2022, subject to a springing maturity date of June 15, 2020 if the 7.50% Senior Notes have not been refinanced or redeemed on or prior to such time, (ii) increase the maximum credit amount under the revolving credit facility from $1.0 billion to $2.0 billion, (iii) increase the borrowing base from $600.0 million to $900.0 million, with an elected commitment amount of $800.0 million, until the next redetermination thereof, (iv) replace the Total Secured Debt to EBITDA ratio covenant with a Total Debt to EBITDA ratio covenant that requires such ratio not to exceed 4.00 to 1.00, (v) remove the covenant requiring a minimum EBITDA to Interest Expense ratio, (vi) reduce the commitment fee from 0.50% to 0.375% when utilization of lender commitments is less than 50% of the borrowing base amount, (vii) remove the restriction from borrowing under the credit facility if the Company has or, after giving effect to the borrowing, will have a Consolidated Cash Balance in excess of $50.0 million, (viii) remove the mandatory repayment of borrowings to the extent the Consolidated Cash Balance exceeds $50.0 million if either (a) the Company’s ratio of Total Debt to EBITDA exceeds 3.50 to 1.00 or (b) the availability under the credit facility is equal to or less than 20% of the then effective borrowing base, (ix) permit the issuance of unlimited Senior Unsecured Debt, subject to certain conditions, including pro forma compliance with the Company’s financial covenants, and (x) increase certain covenant baskets and thresholds.
On June 28, 2017, the Company entered into a tenth amendment to its credit agreement governing the revolving credit facility to, among other things (i) amend the calculation of certain financial covenants to provide that EBITDA will be calculated on an annualized basis as of the end of each of the first three fiscal quarters commencing with the quarter ending September 30, 2017, (ii) amend the restricted payments covenant to, among other things, provide for additional capacity to pay dividends with respect to, and make redemptions of, the Company’s equity interests, including the ability, subject to certain conditions, to pay dividends on or make redemptions of the Preferred Stock using proceeds of certain equity issuances or in an amount equal to the proceeds of certain divestitures, (iii) amend the definition of “Disqualified Capital Stock” to provide, among other things, that the Preferred Stock does not constitute “Disqualified Capital Stock” for purposes of the revolving credit facility, (iv) provide that any of the Contingent ExL Payment does not constitute Debt (as defined in the revolving credit facility) for purposes of the revolving credit facility until such time as the amount of such obligation is determined, and (v) amend certain other covenants, in each case as set forth therein. See “Note 3. Acquisitions and Divestitures of Oil and Gas Properties” for further details of the ExL Acquisition.
Upon issuance of the 8.25% Senior Notes (described below), in accordance with the credit agreement governing the revolving credit facility, the Company’s borrowing base was reduced by 25% of the aggregate principal amount of the 8.25% Senior Notes, reducing the Company’s borrowing base from $900.0 million to $837.5 million.
On November 3, 2017, the Company entered into an eleventh amendment to its credit agreement governing the revolving credit facility. See “Note 14. Subsequent Events” for further details of the eleventh amendment.
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
The Company is subject to certain covenants under the terms of the credit agreement, which include the maintenance of the following financial covenants determined as of the last day of each quarter: (1) a ratio of Total Debt to EBITDA of not more than 4.00 to 1.00 and (2) a Current Ratio of not less than 1.00 to 1.00. As defined in the credit agreement, Total Debt excludes debt discounts, premiums, and debt issuance costs and is net of cash and cash equivalents, EBITDA is calculated on an annualized basis as of the end of each of the first three fiscal quarters commencing with the fiscal quarter ending September 30, 2017, and thereafter will be calculated based on the last four fiscal quarter periods, in each case after giving pro forma effect to EBITDA for material acquisitions and dispositions of oil and gas properties, and the Current Ratio includes an add back of the unused portion of lender commitments. As of September 30, 2017, the ratio of Total Debt to EBITDA was 3.09 to 1.00 and the Current Ratio was 2.20 to 1.00. Because the financial covenants are determined as of the last day of each quarter, the ratios can fluctuate significantly period to period as the level of borrowings outstanding under the credit agreement are impacted by the timing of cash flows from operations, capital expenditures, acquisitions and divestitures of oil and gas properties and securities offerings.
The credit agreement also places restrictions on the Company and certain of its subsidiaries with respect to additional indebtedness, liens, dividends and other payments to shareholders, repurchases or redemptions of the Company’s common stock, redemptions of senior notes, investments, acquisitions and divestitures of oil and gas properties, mergers, transactions with affiliates, hedging transactions and other matters.
The credit agreement is subject to customary events of default, including in connection with a change in control. If an event of default occurs and is continuing, the lenders may elect to accelerate amounts due under the credit agreement (except in the case of a bankruptcy event of default, in which case such amounts will automatically become due and payable).

8.25% Senior Notes due 2025
On July 14, 2017, the Company closed a public offering of $250.0 million aggregate principal amount of 8.25% Senior Notes due 2025 (the “8.25% Senior Notes”). The 8.25% Senior Notes mature on July 15, 2025 and have interest payable semi-annually each January 15 and July 15. Before July 15, 2020, the Company may, at its option, redeem all or a portion of the 8.25% Senior Notes at 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. Thereafter, the Company may redeem all or a portion of the 8.25% Senior Notes at redemption prices decreasing annually from 106.188% to 100% of the principal amount redeemed plus accrued and unpaid interest. The Company used the net proceeds of $245.4 million, net of underwriting discounts and commissions and offering costs, to fund a portion of the purchase price for the ExL Acquisition and for general corporate purposes. See “Note 3. Acquisitions and Divestitures of Oil and Gas Properties” for further details of the ExL Acquisition.
If a Change of Control (as defined in the indentures governing the 8.25% Senior Notes) occurs, the Company may be required by holders to repurchase the 8.25% Senior Notes for cash at a price equal to 101% of the principal amount purchased, plus any accrued and unpaid interest.
The indentures governing the 8.25% Senior Notes contain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to: pay distributions on, purchase or redeem the Company’s common stock or other capital stock or redeem the Company’s subordinated debt; make investments; incur or guarantee additional indebtedness or issue certain types of equity securities; create certain liens; sell assets; consolidate, merge or transfer all or substantially all of the Company’s assets; enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; engage in transactions with affiliates; and create unrestricted subsidiaries. Such indentures governing the Company’s senior notes are also subject to customary events of default, including those related to failure to comply with the terms of the notes and the indenture, certain failures to file reports with the SEC, certain cross defaults of other indebtedness and mortgages and certain failures to pay final judgments. At September 30, 2017, the 8.25% Senior Notes are guaranteed by the same subsidiaries that also guarantee the revolving credit facility.
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
8. Preferred Stock
On June 28, 2017, the Company entered into a Preferred Stock Purchase Agreement with certain funds managed or sub-advised by GSO Capital Partners LP and its affiliates (the “GSO Funds”) to issue and sell in a private placement (i) $250.0 million (250,000 shares) of 8.875% redeemable preferred stock, par value $0.01 per share (the “Preferred Stock”) and (ii) warrants for 2,750,000 shares of the Company’s common stock, with a term of ten years and an exercise price of $16.08 per share, exercisable only on a net share settlement basis (the “Warrants”), for a cash purchase price equal to $970.00 per share of Preferred Stock. The Company paid the GSO Funds $5.0 million as a commitment fee upon signing the Preferred Stock Purchase Agreement. The closing of the private placement occurred on August 10, 2017, contemporaneously with the closing of the ExL Acquisition. The Company used the net proceeds of approximately $236.4 million, net of issuance costs to fund a portion of the purchase price for the ExL Acquisition and for general corporate purposes. The Company also entered into a registration rights agreement with the GSO Funds at the closing of the private placement, which provided certain registration and other rights for the benefit of the GSO Funds. During the fourth quarter of 2017, the Company filed a registration statement with the SEC to register the Preferred Stock. See “Note 3. Acquisitions and Divestitures of Oil and Gas Properties” for further details of the ExL Acquisition.
The Preferred Stock has a liquidation preference of $1,000.00 per share and bears an annual cumulative dividend rate of 8.875%, payable on March 15, June 15, September 15 and December 15 of any given year. The Company may elect to pay all or a portion of the Preferred Stock dividends in shares of its common stock in decreasing percentages as follows with respect to any dividend declared by the Company’s Board of Directors and paid in respect of a quarter ending:

Period	Percentage
On or after December 15, 2017 and on or prior to September 15, 2018	100%
On or after December 15, 2018 and on or prior to September 15, 2019	75%
On or after December 15, 2019 and on or prior to September 15, 2020	50%

If the Company fails to satisfy the Preferred Stock dividend on the applicable dividend payment date, then the unpaid dividend will be added to the liquidation preference until paid.
The Preferred Stock outstanding is not mandatorily redeemable, but can be redeemed at the Company’s option and, in certain circumstances, at the option of the holders of the Preferred Stock. On or prior to August 10, 2018, the Company may redeem up to 50,000 shares of Preferred Stock, in cash, at $1,000.00 per share, plus accrued and unpaid dividends in an amount not to exceed the sum of the cash proceeds of divestitures of oil and gas properties and related assets, the sale or issuance of the Company’s common stock and the sale of any of the Company’s wholly owned subsidiaries. In addition, at any time on or prior to August 10, 2020, the Company may redeem all or part of the Preferred Stock in cash at a redemption premium of 104.4375%, plus accrued and unpaid dividends and the present value on the redemption date of all quarterly dividends that would be payable from the redemption date through August 10, 2020. After August 10, 2020, the Company may redeem all or part of the Preferred Stock in cash at redemption premiums, as presented in the table below, plus accrued but unpaid dividends.

Period	Percentage
After August 10, 2020 but on or prior to August 10, 2021	104.4375%
After August 10, 2021 but on or prior to August 10, 2022	102.21875%
After August 10, 2022	100%
The holders of the Preferred Stock have the option to cause the Company to redeem the Preferred Stock under the following conditions:

•	Upon the Company’s failure to pay a quarterly dividend within three months of the applicable payment date;

•	On or after August 10, 2024, if the Preferred Shares remain outstanding; or

•	Upon the occurrence of certain changes of control
For the first two conditions described above, the Company has the option to settle any such redemption in cash or shares of its common stock and the holders of the Preferred Stock may elect to revoke or reduce the redemption if the Company elects to settle in shares of common stock.
The Preferred Stock are non-voting shares except as required by the Company’s articles of incorporation or bylaws. However, so long as the GSO Funds beneficially own more than 50% of the Preferred Stock, the consent of the holders of the Preferred Stock will be required prior to issuing stock senior to or on parity with the Preferred Stock, incurring indebtedness subject to a leverage ratio, agreeing to certain restrictions on dividends on, or redemption of, the Preferred Stock and declaring or paying dividends on the Company’s common stock in excess of $15.0 million per year subject to a leverage ratio. Additionally, if the Company does not redeem the Preferred Stock before August 10, 2024, in connection with a change of control or failure to pay a quarterly dividend within three months of the applicable payment date, the holders of the Preferred Stock are entitled to additional rights including:

•	Increasing the dividend rate to 12.0% per annum until August 10, 2024 and thereafter to the greater of 12.0% per annum and the one-month LIBOR plus 10.0%;

•	Electing up to two directors to the Company’s Board of Directors; and

•
Requiring approval by the holders of the Preferred Stock to incur indebtedness subject to a leverage ratio, declaring or paying dividends on the Company’s common stock in excess of $15.0 million per year or issuing equity of the Company’s subsidiaries to third parties.

The Preferred Stock does not qualify as a liability instrument under ASC 480 - Distinguishing Liabilities from Equity, as the Preferred Stock is not mandatorily redeemable. As the Preferred Stock does not qualify as a liability instrument, the Company next evaluated whether the Preferred Stock should be presented in shareholders' equity or temporary equity, between liabilities and shareholders' equity on its consolidated balance sheets. As the number of common shares that could be required to be delivered upon the holders’ optional redemption is indeterminate, the Company cannot assert that it will be able to settle in shares of its common stock. As such, the Preferred Stock must be presented as temporary equity. The Company will reassess presentation of the Preferred Stock on its consolidated balance sheets on a quarterly basis.
The Warrants became exercisable upon issuance and qualify as freestanding financial instruments, but meet the scope exception in ASC 815 - Derivatives and Hedging as they are indexed to the Company’s common stock. The Warrants meet the applicable criteria for equity classification and are reflected in additional paid in capital in the consolidated balance sheets.
Net proceeds were allocated between the Preferred Stock and the Warrants based on their relative fair values at the issuance date, with $213.4 million allocated to the Preferred Stock and $23.0 million allocated to the Warrants. The fair value of the Preferred Stock was calculated by a third-party valuation specialist using a discounted cash flow model. Significant inputs into the calculation of the Preferred Stock included the per share cash purchase price, redemption premiums, and liquidation preference, all as discussed above, as well as redemption assumptions provided by the Company. The fair value of the Warrants was calculated using a Black-Scholes-Merton option pricing model, incorporating the following assumptions at the issuance date:

Issuance Date Fair Value Assumptions
Exercise price	$16.08
Expected term (in years)	10.0
Expected volatility	62.9%
Risk-free interest rate	2.2%
Dividend yield	—%
See “Note 11. Fair Value Measurements” for further discussion of the significant inputs used in the Preferred Stock and Warrants fair value calculations.
Preferred Stock Dividends and Accretion
In the third quarter of 2017, the Company declared and paid $2.2 million of dividends, in cash, to the holders of record of the Preferred Stock on September 1, 2017 for the period from issuance through September 15, 2017.
The Preferred Stock will be subject to accretion from its relative fair value at the issuance date of $213.4 million to a redemption value of $250.0 million over an approximate seven year term using the effective interest method.
Both the dividends and the accretion are presented on the statements of operations as reductions to net income, or increases to net loss, to compute net income (loss) attributable to common shareholders.
9. Shareholders’ Equity and Stock-Based Compensation
Increase in Authorized Common Shares
At the Company’s annual meeting of shareholders on May 16, 2017, shareholders approved the proposal to amend the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 90,000,000 to 180,000,000.
Sale of Common Stock
On July 3, 2017, the Company completed a public offering of 15.6 million shares of its common stock at a price per share of $14.28. The Company used the net proceeds of $222.4 million, net of offering costs, to fund a portion of the purchase price of the ExL Acquisition and for general corporate purposes. See “Note 3. Acquisitions and Divestitures of Oil and Gas Properties” for further details of the ExL Acquisition.
Stock-Based Compensation
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
As of September 30, 2017, there were 1,750,275 common shares remaining available for grant under the 2017 Incentive Plan. The issuance of a restricted stock award, restricted stock unit, or performance share counts as 1.35 shares while the issuance of a stock option or stock-settled stock appreciation right counts as 1.00 share against the number of common shares available for grant under the 2017 Incentive Plan. As of September 30, 2017, the Company does not have any outstanding stock options and all outstanding stock appreciation rights will be settled solely in cash.
Restricted Stock Awards and Units. Restricted stock awards can be granted to employees and independent contractors and restricted stock units can be granted to employees, independent contractors, and non-employee directors. As of September 30, 2017, unrecognized compensation costs related to unvested restricted stock awards and units was $26.3 million and will be recognized over a weighted average period of 2.1 years.

The table below summarizes restricted stock award and unit activity for the nine months ended September 30, 2017:

	Restricted Stock Awards and Units	Weighted Average Grant Date Fair Value
For the Nine Months Ended September 30, 2017
Unvested restricted stock awards and units, beginning of period	1,111,710	$36.93
Granted	1,020,465	$25.63
Vested	(629,397)	$39.58
Forfeited	(12,922)	$29.11
Unvested restricted stock awards and units, end of period	1,489,856	$28.14
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
During the second quarter of 2017, the Company granted 206,548 restricted stock awards and units to employees and non-employee directors with a grant date fair value of $5.0 million, all of which contain a service condition.
Stock Appreciation Rights (“SARs”). SARs can be granted to employees and independent contractors under the Carrizo Oil & Gas, Inc. Cash-Settled Stock Appreciation Rights Plan (“Cash SAR Plan”) or the 2017 Incentive Plan. SARs granted under the 2017 Incentive Plan can be settled in shares of common stock or cash, at the option of the Company, while SARs granted under the Cash SAR Plan may only be settled in cash. All outstanding SARs will be settled solely in cash. The grant date fair value of SARs is calculated using the Black-Scholes-Merton option pricing model. The liability for SARs as of September 30, 2017 was $2.3 million, all of which was classified as “Other liabilities” in the consolidated balance sheets. As of December 31, 2016, the liability for SARs was $11.5 million, of which $10.0 million was classified as “Other current liabilities,” with the remaining $1.5 million classified as “Other liabilities” in the consolidated balance sheets. Unrecognized compensation costs related to unvested SARs was $1.3 million as of September 30, 2017, and will be recognized over a weighted average period of 1.3 years.
The table below summarizes the activity for SARs for the nine months ended September 30, 2017:

	Stock Appreciation Rights	Weighted Average Exercise Prices	Weighted Average Remaining Life (In years)	Aggregate Intrinsic Value (In millions)	Aggregate Intrinsic Value of Exercises (In millions)
For the Nine Months Ended September 30, 2017
Outstanding, beginning of period	722,638	$23.69
Granted	342,440	$26.94
Exercised	(219,279)	$17.28			$2.1
Forfeited	—	$—
Expired	(131,561)	$24.19
Outstanding, end of period	714,238	$27.12	4.0	$—
Vested, end of period	185,899	$27.30
Vested and exercisable, end of period	—	$27.30	3.5	$—
During the first quarter of 2017, the Company granted 342,440 SARs under the Cash SAR Plan with a grant date fair value of $12.00 per SAR, or $4.1 million, to certain employees and independent contractors as part of its annual grant of long-term equity incentive awards. All of these SARs contain a service condition and performance condition. The performance condition has been met.

The following table summarizes the assumptions used to calculate the grant date fair value of SARs granted during the nine months ended September 30, 2017:

Grant Date Fair Value Assumptions
Expected term (in years)	4.24
Expected volatility	54.3%
Risk-free interest rate	1.8%
Dividend yield	—%
Performance Shares. The Company can grant performance shares to employees and independent contractors, where each performance share represents the right to receive one share of common stock. The number of performance shares that will vest is based on ranges from zero to 200% of the target performance shares granted based on the total shareholder return (“TSR”) of the Company’s common stock relative to the TSR achieved by a specified industry peer group over an approximate three year performance period, the last day of which is also the vesting date. The grant date fair value of the performance awards is calculated using a Monte Carlo simulation. As of September 30, 2017, unrecognized compensation costs related to unvested performance shares was $2.7 million and will be recognized over a weighted average period of 1.8 years.
The table below summarizes performance share activity for the nine months ended September 30, 2017:

	Target Performance Shares (1)	Weighted Average Grant Date Fair Value
For the Nine Months Ended September 30, 2017
Unvested performance shares, beginning of period	154,510	$58.44
Granted	46,787	$35.14
Vested	(56,342)	$68.15
Forfeited	—	$—
Unvested performance shares, end of period	144,955	$47.14

(1)
The number of shares of common stock issued upon vesting may vary from the number of target performance shares depending on the Company’s final TSR ranking for the approximate three year performance period.

During the first quarter of 2017, the Company granted 46,787 target performance shares to certain employees and independent contractors with a grant date fair value of $35.14 per performance share, or $1.6 million, as part of its annual grant of long-term equity incentive awards. In addition to the market condition described above, the performance shares also contain a service condition and performance condition. The performance condition has been met. In addition, the Company issued 92,200 shares of common stock for 56,342 target performance shares that vested during the first quarter of 2017 with a multiplier of 164% based on the Company’s final TSR ranking during the performance period.
The following table summarizes the assumptions used to calculate the grant date fair value of the performance shares granted during the nine months ended September 30, 2017:

Grant Date Fair Value Assumptions
Number of simulations	500,000
Expected term (in years)	2.98
Expected volatility	59.2%
Risk-free interest rate	1.5%
Dividend yield	—%

Stock-Based Compensation Expense, Net. Stock-based compensation expense associated with restricted stock awards and units, stock appreciation rights to be settled in cash and performance shares is reflected as general and administrative expense in the consolidated statements of operations, net of amounts capitalized to oil and gas properties.
The Company recognized the following stock-based compensation expense, net for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Restricted stock awards and units	$5,311	$5,487	$16,184	$23,079
Stock appreciation rights	429	3,361	(7,040)	9,581
Performance shares	581	722	1,861	2,052
	6,321	9,570	11,005	34,712
Less: amounts capitalized to oil and gas properties	(1,455)	(1,150)	(2,543)	(3,878)
Total stock-based compensation expense, net	$4,866	$8,420	$8,462	$30,834
10. Derivative Instruments
Commodity Derivative Instruments
The Company uses commodity derivative instruments to reduce its exposure to commodity price volatility for a portion of its forecasted crude oil and natural gas production and thereby achieve a more predictable level of cash flows to support the Company’s drilling and completion capital expenditure program. The Company does not enter into derivative instruments for speculative or trading purposes. The Company’s commodity derivative instruments consist of fixed price swaps, basis swaps, three-way collars and purchased and sold call options, which are described below.
Fixed Price Swaps: The Company receives a fixed price and pays a variable market price to the counterparties over specified periods for contracted volumes.
Basis Swaps: The Company receives a variable NYMEX settlement price, plus or minus a fixed differential price, and pays a variable Argus published index price to the counterparties over specified periods for contracted volumes.
Three-Way Collars: A three-way collar is a combination of options including a purchased put option (fixed floor price), a sold call option (fixed ceiling price) and a sold put option (fixed sub-floor price). These contracts offer a higher fixed ceiling price relative to a costless collar, but limit the Company’s protection from decreases in commodity prices below the fixed floor price. At settlement, if the market price is between the fixed floor price and the fixed sub-floor price or is above the fixed ceiling price, the Company receives the fixed floor price or pays the market price, respectively. If the market price is below the fixed sub-floor price, the Company receives the market price plus the difference between the fixed floor price and the fixed sub-floor price. If the market price is between the fixed floor price and fixed ceiling price, no payments are due from either party. The Company has incurred premiums on certain of these contracts in order to obtain a higher floor price and/or ceiling price.
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
All of the Company’s purchased call options were executed contemporaneously with sales of call options to increase the fixed price on a portion of the existing sold call options and therefore are presented on a net basis in the “Net Sold Call Options” table below.
Premiums: In order to increase the fixed price on a portion of the Company's existing sold call options, as mentioned above, the Company incurred premiums on its purchased call options. Additionally, the Company has incurred premiums on certain of its three-way collars in order to obtain a higher floor price and/or ceiling price. The payment of premiums associated with the Company’s purchased call options and certain of the three-way collars are deferred until the applicable contracts settle on a monthly basis. When the Company has entered into three-way collars which span multiple years, the Company has elected to defer payment of certain of the premiums until the final year's contracts settle on a monthly basis.
The following tables set forth a summary of the Company’s outstanding derivative positions at weighted average contract prices as of September 30, 2017:
Crude Oil Fixed Price Swaps

Period	Volumes (in Bbls/d)	NYMEX Price ($/Bbl)
Q4 2017	15,000	$53.44
FY 2018	6,000	$49.55
Crude Oil Basis Swaps

Period	Volumes (in Bbls/d)	LLS-NYMEX Price Differential ($/Bbl)
December 2017	15,000	$4.13
FY 2018	6,000	$2.91
Crude Oil Three-Way Collars

		NYMEX Prices
Period	Volumes (in Bbls/d)	Sub-Floor Price ($/Bbl)	Floor Price ($/Bbl)	Ceiling Price ($/Bbl)
FY 2018	18,000	$39.17	$49.08	$60.48
FY 2019	6,000	$40.00	$47.80	$61.45
Crude Oil Net Sold Call Options

Period	Volumes (in Bbls/d)	NYMEX Ceiling Price ($/Bbl)
FY 2018	3,388	$71.33
FY 2019	3,875	$73.66
FY 2020	4,575	$75.98
Natural Gas Fixed Price Swaps

Period	Volumes (in MMBtu/d)	NYMEX Price ($/MMBtu)
Q4 2017	20,000	$3.30
Natural Gas Sold Call Options

Period	Volumes (in MMBtu/d)	NYMEX Ceiling Price ($/MMBtu)
Q4 2017	33,000	$3.00
FY 2018	33,000	$3.25
FY 2019	33,000	$3.25
FY 2020	33,000	$3.50
The Company typically has numerous hedge positions that span several time periods and often result in both fair value derivative asset and liability positions held with that counterparty. The Company nets its derivative instrument fair values executed with the same counterparty, along with deferred premium obligations, to a single asset or liability pursuant to ISDA master agreements, which provide for net settlement over the term of the contract and in the event of default or termination of the contract.
Counterparties to the Company’s derivative instruments who are also lenders under the Company’s credit agreement allow the Company to satisfy any need for margin obligations associated with derivative instruments where the Company is in a net liability position with its counterparties with the collateral securing the credit agreement, thus eliminating the need for independent collateral posting. Counterparties who are not lenders under the Company’s credit agreement can require derivative contracts to be novated to a lender if the net liability position exceeds the Company’s unsecured credit limit with that counterparty and therefore do not require the posting of cash collateral.
Because the counterparties have investment grade credit ratings, or the Company has obtained guarantees from the applicable counterparty’s investment grade parent company, the Company believes it does not have significant credit risk and accordingly does not currently require its counterparties to post collateral to support the net asset positions of its derivative instruments. Although the Company does not currently anticipate nonperformance from its counterparties, it continually monitors the credit ratings of its counterparties and its counterparty’s parent company, as applicable.

Contingent Consideration
The Company has entered into agreements containing contingent consideration that are, or will be, required to be bifurcated and accounted for separately as derivative instruments. The Company records the contingent consideration on its consolidated balance sheets measured at fair value with gains and losses as a result of changes in the fair value of the contingent consideration recognized as (gain) loss on derivatives, net in the consolidated statements of operations in the period in which the changes occur. The cash flows resulting from payments due from the Company for settlement of contingent consideration, which will occur in January 2019 at the earliest, are classified as cash flows from financing activities for the portion of the payment up to the acquisition date fair value with any amounts paid in excess classified as cash flows from operating activities.
As part of the ExL Acquisition, the Company agreed to the Contingent ExL Payment that will require payment of $50.0 million per year for each of the years of 2018 through 2021, with a cap of $125.0 million, if the EIA WTI average price is greater than $50.00 per barrel for the respective year. The Company determined that the Contingent ExL Payment was not clearly and closely related to the purchase and sale agreement for the ExL Properties, and therefore bifurcated this embedded feature and recorded this derivative at its acquisition date fair value of $52.3 million in the consolidated financial statements. As of September 30, 2017, the estimated fair value of the Contingent ExL Payment was $60.3 million and was classified as non-current “Derivative liabilities” in the consolidated balance sheets.

Derivative Assets and Liabilities
All derivative instruments are recorded on the Company’s consolidated balance sheets as either an asset or liability measured at fair value. The deferred premium obligations associated with the Company’s commodity derivative instruments are recorded in the period in which they are incurred and are netted with the commodity derivative instrument fair value asset or liability pursuant to the netting arrangements described above. The combined derivative instrument fair value assets and liabilities, including deferred premium obligations, recorded in the Company’s consolidated balance sheets as of September 30, 2017 and December 31, 2016 are summarized below:

	September 30, 2017
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
	(In thousands)
Commodity derivative instruments	$11,571	($8,757)	$2,814
Deferred premium obligations	—	(879)	(879)
Other current assets	$11,571	($9,636)	$1,935
Commodity derivative instruments	10,415	(9,867)	548
Deferred premium obligations	—	(423)	(423)
Other assets-non current	$10,415	($10,290)	$125

Commodity derivative instruments	($9,143)	$8,757	($386)
Deferred premium obligations	(7,271)	879	(6,392)
Derivative liabilities-current	($16,414)	$9,636	($6,778)
Commodity derivative instruments	(13,711)	9,867	(3,844)
Deferred premium obligations	(13,463)	423	(13,040)
Contingent ExL Payment	(60,300)	—	(60,300)
Derivative liabilities-non current	($87,474)	$10,290	($77,184)

	December 31, 2016
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
	(In thousands)
Commodity derivative instruments	$7,990	($6,753)	$1,237
Deferred premium obligations	—	—	—
Other current assets	$7,990	($6,753)	$1,237
Commodity derivative instruments	3,882	(3,882)	—
Deferred premium obligations	—	—	—
Other assets-non current	$3,882	($3,882)	$—

Commodity derivative instruments	($27,346)	$6,753	($20,593)
Deferred premium obligations	(2,008)	—	(2,008)
Derivative liabilities-current	($29,354)	$6,753	($22,601)
Commodity derivative instruments	(28,841)	3,882	(24,959)
Deferred premium obligations	(2,569)	—	(2,569)
Contingent ExL Payment	—	—	—
Derivative liabilities-non current	($31,410)	$3,882	($27,528)
See “Note 11. Fair Value Measurements” for additional details regarding the fair value of the Company’s derivative instruments.

(Gain) Loss on Derivatives, Net
The Company has elected not to meet the criteria to qualify its commodity derivative instruments for hedge accounting treatment. Therefore, all gains and losses as a result of changes in the fair value of the Company’s commodity derivative instruments and contingent consideration are recognized as (gain) loss on derivatives, net in the Company’s consolidated statements of operations in the period in which the changes occur. All deferred premium obligations associated with the Company’s commodity derivative instruments are recognized in (gain) loss on derivatives, net in the Company’s consolidated statements of operations in the period in which the deferred premium obligations are incurred. The effect of derivative instruments and deferred premium obligations on the Company’s consolidated statements of operations for the three and nine months ended September 30, 2017 and 2016 is summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
(Gain) Loss on Derivatives, Net
Crude oil	$8,409	($8,309)	($39,754)	$12,006
Natural gas	(2,183)	(3,490)	(12,902)	12,167
Deferred premium obligations incurred	10,151	55	17,652	5,765
Contingent ExL Payment	8,000	—	8,000	—
Total (Gain) Loss on Derivatives, Net	$24,377	($11,744)	($27,004)	$29,938
Cash Received (Paid) for Derivative Settlements, Net
Cash flows are impacted to the extent that settlements under these contracts, including deferred premium obligations paid, result in payments to or receipts from the counterparty during the period and are presented as cash received (paid) for derivative settlements, net in the Company’s consolidated statements of cash flows. The effect of commodity derivative instruments and deferred premium obligations on the Company’s consolidated statements of cash flows for the three and nine months ended September 30, 2017 and 2016 are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(In thousands)
Cash Received (Paid) for Derivative Settlements, Net
Crude oil	$6,500	$23,165	$9,941	$104,549
Natural gas	522	—	(731)	—
Deferred premium obligations paid	(566)	(2,808)	(1,496)	(5,729)
Total Cash Received (Paid) for Derivative Settlements, Net	$6,456	$20,357	$7,714	$98,820
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016:

	September 30, 2017
	Level 1	Level 2	Level 3
	(In thousands)
Derivative instrument assets	$—	$3,362	$—
Derivative instrument liabilities	$—	($4,230)	($60,300)

	December 31, 2016
	Level 1	Level 2	Level 3
	(In thousands)
Derivative instrument assets	$—	$1,237	$—
Derivative instrument liabilities	$—	($45,552)	$—
The derivative asset and liability fair values reported in the consolidated balance sheets are as of the balance sheet date and subsequently change as a result of changes in commodity prices, market conditions and other factors.
Commodity derivative instruments. The Company uses Level 2 inputs to measure the fair value of the Company’s commodity derivative instruments based on a third-party industry-standard pricing model using contract terms and prices and assumptions and inputs that are substantially observable in active markets throughout the full term of the instruments including forward oil and gas price curves, discount rates and volatility factors. The fair values are also compared to the values provided by the counterparties for reasonableness and are adjusted for the counterparties’ credit quality for derivative assets and the Company’s credit quality for derivative liabilities.
The Company typically has numerous hedge positions that span several time periods and often result in both fair value derivative asset and liability positions held with that counterparty. Deferred premium obligations are netted with the fair value derivative asset and liability positions, which are all offset to a single asset or liability, at the end of each reporting period. The Company nets the fair values of its derivative assets and liabilities associated with commodity derivative instruments executed with the same counterparty, along with deferred premium obligations, pursuant to ISDA master agreements, which provide for net settlement over the term of the contract and in the event of default or termination of the contract. The Company had no transfers into Level 1 and no transfers into or out of Level 2 for the nine months ended September 30, 2017 and 2016.
Contingent consideration. The Company determined that the Contingent ExL Payment associated with the ExL Acquisition is an embedded derivative and is not clearly and closely related to the purchase and sale agreement for the ExL Properties. As a result, the Company bifurcated this embedded feature and reflected the liability at fair value in the consolidated financial statements. The fair value was determined by a third-party valuation specialist using a Monte Carlo simulation including significant inputs, such as future commodity prices, volatility factors for the future commodity prices and a risk adjusted discount rate. As some of these assumptions are not observable throughout the full term of the contingent consideration, the contingent consideration was designated as Level 3 within the valuation hierarchy. The Company reviewed the valuation, including the related inputs, and analyzed changes in fair value measurements between periods. The fair value of the Contingent ExL Payment as of September 30, 2017 and August 10, 2017 was a liability of $60.3 million and $52.3 million, respectively. As a result, the Company recorded a loss on the change in fair value of $8.0 million, which was classified as “(Gain) loss on derivatives, net” in the consolidated statements of operations. The Company had no transfers into or out of Level 3 for the nine months ended September 30, 2017 and 2016. See “Note 3. Acquisitions and Divestitures of Oil and Gas Properties” and “Note 10. Derivative Instruments” for further details of the contingent consideration.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The fair value measurements of assets acquired and liabilities assumed, other than contingent consideration which is discussed above, are measured on a nonrecurring basis on the acquisition date by a third-party valuation specialist using a discounted cash flow model based on inputs that are not observable in the market and therefore represent Level 3 inputs. Significant inputs to the valuation of acquired oil and gas properties include estimates of estimated volumes of oil and gas reserves, production rates, future commodity prices, timing of development, future operating and development costs and a risk adjusted discount rate. See “Note 3. Acquisitions and Divestitures of Oil and Gas Properties” for further details of the assets acquired and liabilities assumed as of the acquisition dates for the ExL Acquisition and Sanchez Acquisition.
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
The fair value measurements of the Preferred Stock are measured on a nonrecurring basis on the issuance date by a third-party valuation specialist using a discounted cash flow model based on inputs that are not observable in the market and therefore represent Level 3 inputs. Significant inputs to the valuation of the Preferred Stock include the per share cash purchase price, redemption premiums, liquidation preference, and redemption assumptions provided by the Company.
See “Note 8. Preferred Stock and Warrants” for details regarding the allocation of the net proceeds based on the relative fair values of the Preferred Stock and Warrants.
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

	September 30, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
7.50% Senior Notes due 2020	$594,439	$610,500	$593,447	$624,750
6.25% Senior Notes due 2023	641,473	659,750	640,546	672,750
8.25% Senior Notes due 2025	245,502	269,375	—	—
Other long-term debt due 2028	4,425	4,408	4,425	4,419
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

CARRIZO OIL & GAS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2017
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total current assets	$3,512,988	$89,589	$—	($3,499,850)	$102,727
Total property and equipment, net	39,789	2,592,458	5,057	(3,986)	2,633,318
Investment in subsidiaries	(1,097,703)	—	—	1,097,703	—
Other assets	9,526	155	—	—	9,681
Total Assets	$2,464,600	$2,682,202	$5,057	($2,406,133)	$2,745,726

Liabilities and Shareholders’ Equity
Current liabilities	$128,778	$3,687,474	$5,057	($3,502,870)	$318,439
Long-term liabilities	1,716,898	92,431	—	15,879	1,825,208
Preferred stock	213,400	—	—	—	213,400
Total shareholders’ equity	405,524	(1,097,703)	—	1,080,858	388,679
Total Liabilities and Shareholders’ Equity	$2,464,600	$2,682,202	$5,057	($2,406,133)	$2,745,726

	December 31, 2016
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total current assets	$2,735,830	$63,513	$—	($2,726,355)	$72,988
Total property and equipment, net	42,181	1,503,695	3,800	(3,916)	1,545,760
Investment in subsidiaries	(1,282,292)	—	—	1,282,292	—
Other assets	7,423	156	—	—	7,579
Total Assets	$1,503,142	$1,567,364	$3,800	($1,447,979)	$1,626,327

Liabilities and Shareholders’ Equity
Current liabilities	$114,805	$2,822,729	$3,800	($2,729,375)	$211,959
Long-term liabilities	1,348,105	26,927	—	15,878	1,390,910
Preferred stock	—	—	—	—	—
Total shareholders’ equity	40,232	(1,282,292)	—	1,265,518	23,458
Total Liabilities and Shareholders’ Equity	$1,503,142	$1,567,364	$3,800	($1,447,979)	$1,626,327

CARRIZO OIL & GAS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2017
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$35	$181,244	$—	$—	$181,279
Total costs and expenses	54,061	119,366	—	29	173,456
Income (loss) before income taxes	(54,026)	61,878	—	(29)	7,823
Income tax benefit	—	—	—	—	—
Equity in income of subsidiaries	61,878	—	—	(61,878)	—
Net income	$7,852	$61,878	$—	($61,907)	$7,823
Dividends on preferred stock	(2,249)	—	—	—	(2,249)
Net income attributable to common shareholders	$5,603	$61,878	$—	($61,907)	$5,574

	Three Months Ended September 30, 2016
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$105	$111,072	$—	$—	$111,177
Total costs and expenses	28,551	184,047	—	66	212,664
Loss before income taxes	(28,446)	(72,975)	—	(66)	(101,487)
Income tax benefit	—	—	—	313	313
Equity in loss of subsidiaries	(72,975)	—	—	72,975	—
Net loss	($101,421)	($72,975)	$—	$73,222	($101,174)
Dividends on preferred stock	—	—	—	—	—
Net loss attributable to common shareholders	($101,421)	($72,975)	$—	$73,222	($101,174)

CARRIZO OIL & GAS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2017
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$291	$498,826	$—	$—	$499,117
Total costs and expenses	80,660	314,237	—	70	394,967
Income (loss) before income taxes	(80,369)	184,589	—	(70)	104,150
Income tax benefit	—	—	—	—	—
Equity in income of subsidiaries	184,589	—	—	(184,589)	—
Net income	$104,220	$184,589	$—	($184,659)	$104,150
Dividends on preferred stock	(2,249)	—	—	—	(2,249)
Net income attributable to common shareholders	$101,971	$184,589	$—	($184,659)	$101,901

	Nine Months Ended September 30, 2016
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$349	$299,414	$—	$—	$299,763
Total costs and expenses	151,445	822,582	—	431	974,458
Loss before income taxes	(151,096)	(523,168)	—	(431)	(674,695)
Income tax benefit	—	—	—	—	—
Equity in loss of subsidiaries	(523,168)	—	—	523,168	—
Net loss	($674,264)	($523,168)	$—	$522,737	($674,695)
Dividends on preferred stock	—	—	—	—	—
Net loss attributable to common shareholders	($674,264)	($523,168)	$—	$522,737	($674,695)

CARRIZO OIL & GAS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2017
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	($95,529)	$376,126	$—	$—	$280,597
Net cash used in investing activities	(728,833)	(1,102,155)	—	726,029	(1,104,959)
Net cash provided by financing activities	825,260	726,029	—	(726,029)	825,260
Net increase in cash and cash equivalents	898	—	—	—	898
Cash and cash equivalents, beginning of period	4,194	—	—	—	4,194
Cash and cash equivalents, end of period	$5,092	$—	$—	$—	$5,092

	Nine Months Ended September 30, 2016
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	($10,882)	$208,729	$—	$—	$197,847
Net cash used in investing activities	(122,846)	(331,351)	(740)	123,362	(331,575)
Net cash provided by financing activities	94,045	122,622	740	(123,362)	94,045
Net decrease in cash and cash equivalents	(39,683)	—	—	—	(39,683)
Cash and cash equivalents, beginning of period	42,918	—	—	—	42,918
Cash and cash equivalents, end of period	$3,235	$—	$—	$—	$3,235

13. Supplemental Cash Flow Information
Supplemental cash flow disclosures and non-cash investing activities are presented below:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$59,389	$55,808

Non-cash investing activities:
Increase (decrease) in capital expenditure payables and accruals	$98,829	$7,316
Contingent ExL Payment	52,300	—
Stock-based compensation expense capitalized to oil and gas properties	2,543	3,878
Asset retirement obligations capitalized to oil and gas properties	2,761	766
14. Subsequent Events
Potential Divestiture of Marcellus Assets
On October 5, 2017, the Company entered into a purchase and sale agreement with BKV Chelsea, LLC, a subsidiary of Kalnin Ventures LLC, to sell substantially all of its assets in the Marcellus Shale for an agreed upon price of $84.0 million, subject to customary purchase price adjustments. The transaction has an effective date of April 1, 2017 and is expected to close by the end of November 2017. On October 5, 2017, the buyer paid $6.3 million into escrow as a deposit.
The Company could also receive contingent consideration of $3.0 million per year if the average settlement prices of a MMBtu of Henry Hub natural gas for the next calendar month, as determined on the last business day preceding each calendar month as measured by the CME Group Inc. (the “CME HH average price”) is above $3.13, $3.18, and $3.30 for the years of 2018, 2019, and 2020, respectively, with such receipts due on January 29, 2019, January 28, 2020, and January 28, 2021, respectively. This conditional consideration will be zero for the respective year if such CME HH average price of a MMBtu of Henry Hub natural gas is at or below the per MMBtu amounts listed above for any of such years, and is capped at $7.5 million.
Simultaneous with the signing of the Marcellus Shale transaction discussed above, the Company’s existing joint venture partner in the Marcellus Shale, Reliance Marcellus II, LLC (“Reliance”), a wholly owned subsidiary of Reliance Holding USA, Inc. and an affiliate of Reliance Industries Limited, entered into a purchase and sale agreement with BKV Chelsea, LLC to sell its interest in the same oil and gas properties. Simultaneous with the closing of these Marcellus Shale sale transactions, the agreements governing the Reliance joint venture will be assigned to the buyer and, after giving effect to such transactions, the Reliance joint venture will terminate except for limited post-closing obligations.
Hedging
In October and November 2017, the Company entered into the following crude oil derivative positions at weighted average contract prices:
Crude Oil Basis Swaps

Period	Volumes (in Bbls/d)	Midland-NYMEX Price Differential ($/Bbl)
FY 2018	6,000	($0.10)
Crude Oil Three-Way Collars

		NYMEX Prices
Period	Volumes (in Bbls/d)	Sub-Floor Price ($/Bbl)	Floor Price ($/Bbl)	Ceiling Price ($/Bbl)
FY 2018	6,000	$40.00	$49.00	$59.13
FY 2019	6,000	$40.00	$49.00	$59.14

Eleventh Amendment to the Credit Agreement
On November 3, 2017, the Company entered into an eleventh amendment to its credit agreement governing the revolving credit facility to, among other things, (i) establish the borrowing base at $900.0 million, with an elected commitment amount of $800.0 million, until the next redetermination thereof, (ii) increase the general basket available for restricted payments from $50.0 million to $75.0 million and (iii) amend certain other provisions, in each case as set forth therein. The calculation of the borrowing base was supported solely by the reserves of the Company's Eagle Ford and Delaware Basin assets.

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
General Overview
Operational Results
Total production for the three months ended September 30, 2017 was 55,224 Boe/d, an increase of 35% from the three months ended September 30, 2016, primarily due to production from new wells in the Eagle Ford and Delaware Basin and the addition of production from the Sanchez Acquisition in the fourth quarter of 2016 and the ExL Acquisition in the third quarter of 2017.
The following table summarizes our operated drilling and completion activity for the three months ended September 30, 2017 along with our drilled but uncompleted and producing wells as of September 30, 2017.

	Three Months Ended September 30, 2017				September 30, 2017
	Drilled		Completed		Drilled But Uncompleted		Producing
Region	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Eagle Ford	24	19.8	19	17.7	32	27.2	512	448.7
Delaware Basin	5	3.8	3	2.4	7	5.6	26	21.8
Niobrara	—	—	—	—	—	—	130	57.7
Marcellus	—	—	—	—	11	4.3	81	26.0
Utica and other	—	—	—	—	—	—	4	3.1
Total	29	23.6	22	20.1	50	37.1	753	557.3
Drilling and completion expenditures for the third quarter of 2017 were $165.0 million, of which 96% were in the Eagle Ford and Delaware Basin. As of September 30, 2017, we were operating two rigs in the Eagle Ford and three rigs in the Delaware Basin. For the remainder of 2017, we expect to operate two rigs in the Eagle Ford and four rigs, while bringing in a fifth rig temporarily, in the Delaware Basin. Our current 2017 drilling and completion capital expenditure plan increased to $600.0 million to $620.0 million as a result of updated plans in the Delaware Basin as a result of the ExL Acquisition, as well as an increase in non-operated activity on our acreage in the Delaware Basin and Niobrara. The primary focus for our remaining 2017 drilling and completion capital expenditures is on the continued exploration and development of oil-focused plays, such as the Eagle Ford and Delaware Basin, where approximately 94% of our remaining 2017 drilling and completion capital expenditure plan is allocated. See “—Liquidity and Capital Resources—2017 Drilling and Completion Capital Expenditure Plan and Funding Strategy” for additional details.
Financial Results
We recorded net income attributable to common shareholders for the three months ended September 30, 2017 of $5.6 million, or $0.07 per diluted share, as compared to a net loss attributable to common shareholders for the three months ended September 30, 2016 of $101.2 million, or $1.72 per diluted share. The net income attributable to common shareholders for the third quarter of 2017 as compared to the net loss attributable to common shareholders for the third quarter of 2016 was driven primarily by higher production volumes and commodity prices in the third quarter of 2017 compared to the third quarter of 2016 and no impairment of proved oil and gas properties during the third quarter of 2017 compared to the $105.1 million impairment of proved oil and gas properties recognized during the third quarter of 2016, partially offset by a loss on derivatives, net of $24.4 million in the third quarter of 2017 compared to a gain on derivatives, net of $11.7 million in the third quarter of 2016. See “—Results of Operations” below for further details.
ExL Acquisition
On June 28, 2017, we entered into a purchase and sale agreement with ExL Petroleum Management, LLC and ExL Petroleum Operating Inc. (together “ExL”) to acquire oil and gas properties located in the Delaware Basin in Reeves and Ward Counties, Texas (the “ExL Properties”) for a purchase price of $648.0 million, subject to customary purchase price adjustments (the “ExL Acquisition”). The transaction had an effective date of May 1, 2017. We paid $75.0 million to the seller as a deposit on June 28, 2017 and $601.0 million upon closing on August 10, 2017, which included preliminary purchase price adjustments primarily related to the net cash flows from the acquired wells and capital expenditures from the effective date to the closing date. Upon closing the ExL Acquisition, we became the operator of the ExL Properties with an approximate 70% average working interest.
We also agreed to a contingent payment of $50.0 million per year for each of the years of 2018 through 2021 with a cap of $125.0 million. See “Note 3. Acquisitions and Divestitures of Oil and Gas Properties” for further details of the contingent payment and “Note 10. Derivative Instruments” and “Note 11. Fair Value Measurements” for further details regarding our evaluation of the contingent payment as an embedded derivative.
We funded the ExL Acquisition with net proceeds from the issuance and sale of Preferred Stock on August 10, 2017, the net proceeds from the common stock offering completed on July 3, 2017, and the net proceeds from the senior notes offering completed on July 14, 2017. See below for further discussion of the Preferred Stock, the common stock offering, and the issuance of 8.25% Senior Notes.
Sale of Preferred Stock
On June 28, 2017, we entered into a Preferred Stock Purchase Agreement with certain funds managed or sub-advised by GSO Capital Partners LP and its affiliates (the “GSO Funds”) to issue and sell in a private placement (i) $250.0 million (250,000 shares) of 8.875% redeemable preferred stock, par value $0.01 per share (the “Preferred Stock”) and (ii) warrants for 2,750,000 shares of our common stock, with a term of ten years and an exercise price of $16.08 per share, exercisable only on a net share settlement basis (the “Warrants”), for a cash purchase price equal to $970.00 per share of Preferred Stock. We paid the GSO Funds $5.0 million as a commitment fee upon signing the Preferred Stock Purchase Agreement. The closing of the private placement occurred on August 10, 2017, contemporaneously with the closing of the ExL Acquisition. We used the net proceeds of approximately $236.4 million, net of issuance costs to fund a portion of the purchase price for the ExL Acquisition and for general corporate purposes. We also entered into a registration rights agreement with the GSO Funds at the closing of the private placement, pursuant to which we agreed to provide certain registration and other rights for the benefit of the GSO Funds. During the fourth quarter of 2017, we filed a registration statement with the SEC to register the Preferred Stock. See “Note 8. Preferred Stock” for further details regarding the Preferred Stock and Warrants.
Sale of Common Stock
On July 3, 2017, we completed a public offering of 15.6 million shares of our common stock at a price per share of $14.28. We used the net proceeds of $222.4 million, net of offering costs, to fund a portion of the purchase price of the ExL Acquisition and for general corporate purposes.
Issuance of Senior Notes
On July 14, 2017, we closed a public offering of $250.0 million aggregate principal amount of 8.25% Senior Notes due 2025 (the “8.25% Senior Notes”). The 8.25% Senior Notes mature on July 15, 2025 and have interest payable semi-annually each January 15 and July 15. We used the net proceeds of $245.4 million, net of underwriting discounts and commissions and offering costs, to fund a portion of the purchase price for the ExL Acquisition and for general corporate purposes. See “Note 6. Long-Term Debt” for further details regarding the 8.25% Senior Notes.
Upon issuance of the 8.25% Senior Notes, in accordance with the credit agreement governing the revolving credit facility, our borrowing base was reduced by 25% of the aggregate principal amount of the 8.25% Senior Notes, reducing the borrowing base from $900.0 million to $837.5 million. See “—Eleventh Amendment to the Credit Agreement” below for further discussion of our borrowing base.
Potential Divestitures
On August 31, 2017, we entered into a purchase and sale agreement to sell substantially all of our assets in the Utica Shale for an agreed upon price of $62.0 million. The transaction has an effective date of April 1, 2017 and is expected to close by the end of November 2017. We received $6.2 million from the buyer as a deposit on August 31, 2017. In addition, we could receive contingent consideration of $5.0 million per year for each of the years of 2018 through 2020 with a cap of $15.0 million. See “Note 3. Acquisitions and Divestitures of Oil and Gas Properties” for further details of this transaction.
On October 5, 2017, we entered into a purchase and sale agreement to sell substantially all of our assets in the Marcellus Shale for an agreed upon price of $84.0 million, subject to customary purchase price adjustments. The transaction has an effective date of April 1, 2017 and is expected to close by the end of November 2017. In addition, we could receive contingent consideration of $3.0 million per year for each of the years of 2018 through 2020 with a cap of $7.5 million. See “Note 14. Subsequent Events” for further details of this transaction.
In addition, the process is ongoing to sell our assets in the Niobrara and we believe an agreement could be in place by the end of this year. We are also evaluating certain other of our non-core assets where we do not expect to allocate material capital expenditures over the next few years for potential divestiture. We believe that the divestitures described above are strategically beneficial as they allow us to focus on two high quality plays in the Eagle Ford and Delaware Basin as well as enhance our future financial flexibility that would benefit us in light of the recent ExL Acquisition and related financings. There can be no assurance that we will complete any pending disposition, be able to sell our Niobrara assets, or divest any other assets in such time frame on acceptable terms or at all or receive any targeted aggregate gross proceeds.
Eleventh Amendment to the Credit Agreement
On November 3, 2017, we entered into an eleventh amendment to our credit agreement governing the revolving credit facility to, among other things, (i) establish the borrowing base at $900.0 million, with an elected commitment amount of $800.0 million, until the next redetermination thereof, (ii) increase the general basket available for restricted payments from $50.0 million to $75.0 million and (iii) amend certain other provisions, in each case as set forth therein. The calculation of the borrowing base was supported solely by the reserves of our Eagle Ford and Delaware Basin assets.
Results of Operations
Three Months Ended September 30, 2017, Compared to the Three Months Ended September 30, 2016
The following table summarizes total production volumes, daily production volumes, average realized prices and revenues for the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,		2017 Period Compared to 2016 Period
	2017	2016	Increase (Decrease)	% Increase (Decrease)
Total production volumes -
Crude oil (MBbls)	3,211	2,253	958	43%
NGLs (MBbls)	623	435	188	43%
Natural gas (MMcf)	7,476	6,372	1,104	17%
Total barrels of oil equivalent (MBoe)	5,080	3,750	1,330	35%

Daily production volumes by product -
Crude oil (Bbls/d)	34,903	24,488	10,415	43%
NGLs (Bbls/d)	6,777	4,730	2,047	43%
Natural gas (Mcf/d)	81,265	69,262	12,003	17%
Total barrels of oil equivalent (Boe/d)	55,224	40,762	14,462	35%

Daily production volumes by region (Boe/d) -
Eagle Ford	39,002	29,110	9,892	34%
Delaware Basin	6,994	1,344	5,650	420%
Niobrara	2,427	2,576	(149)	(6%)
Marcellus	6,120	6,811	(691)	(10%)
Utica and other	681	921	(240)	(26%)
Total barrels of oil equivalent (Boe/d)	55,224	40,762	14,462	35%

Average realized prices -
Crude oil ($ per Bbl)	$47.37	$42.23	$5.14	12%
NGLs ($ per Bbl)	20.01	12.91	7.10	55%
Natural gas ($ per Mcf)	2.24	1.63	0.61	37%
Total average realized price ($ per Boe)	$35.68	$29.65	$6.03	20%

Revenues (In thousands) -
Crude oil	$152,101	$95,154	$56,947	60%
NGLs	12,467	5,616	6,851	122%
Natural gas	16,711	10,407	6,304	61%
Total revenues	$181,279	$111,177	$70,102	63%
Production volumes for the three months ended September 30, 2017 were 55,224 Boe/d, an increase of 35% from 40,762 Boe/d for the same period in 2016. The increase is primarily due to production from new wells in the Eagle Ford and Delaware Basin and the addition of production from the Sanchez Acquisition in the fourth quarter of 2016 and the ExL Acquisition in the third quarter of 2017. Revenues for the three months ended September 30, 2017 increased 63% to $181.3 million compared to $111.2 million for the same period in 2016 primarily due to increased production and higher commodity prices.
Lease operating expenses for the three months ended September 30, 2017 increased to $34.9 million ($6.86 per Boe) from $24.3 million ($6.48 per Boe) for the same period in 2016. The increase in lease operating expenses is primarily due to increased production. The increase in lease operating expense per Boe is primarily due to increased workover costs primarily on wells acquired in the Sanchez Acquisition as well as to an increased proportion of total production from crude oil properties, which have a higher operating cost per Boe than natural gas properties.
Production taxes increased to $7.7 million (or 4.3% of revenues) for the three months ended September 30, 2017 from $4.9 million (or 4.4% of revenues) for the same period in 2016 primarily as a result of the increase in crude oil, NGL, and natural gas revenues. The decrease in production taxes as a percentage of revenues is primarily due to a benefit in the third quarter of 2017 of lower actual production taxes than previously estimated in the Niobrara.
Ad valorem taxes increased to $1.7 million for the three months ended September 30, 2017 from $1.4 million for the same period in 2016. The increase in ad valorem taxes is due to new wells drilled in the Eagle Ford and Delaware Basin in 2016 and new wells acquired in the Sanchez Acquisition in December 2016.
Depreciation, depletion and amortization (“DD&A”) expense for the third quarter of 2017 increased $18.6 million to $67.6 million ($13.30 per Boe) from the DD&A expense for the third quarter of 2016 of $48.9 million ($13.05 per Boe). The increase in DD&A expense is attributable to increased production and an increase in the DD&A rate per Boe. The increase in the DD&A rate per Boe is due primarily to the addition to proved oil and gas properties related to the ExL Acquisition, partially offset by the impairment of our proved oil and gas properties recorded in the third quarter of 2016, reductions in estimated future development costs as a result of reduced service costs that occurred in the fourth quarter of 2016, and the addition of crude oil reserves in the fourth quarter of 2016. The components of our DD&A expense were as follows:

	Three Months Ended September 30,
	2017	2016
	(In thousands)
DD&A of proved oil and gas properties	$66,221	$47,702
Depreciation of other property and equipment	584	656
Amortization of other assets	294	251
Accretion of asset retirement obligations	465	340
Total DD&A	$67,564	$48,949
We did not recognize an impairment of proved oil and gas properties for the three months ended September 30, 2017. Primarily due to the decline in the 12-Month Average Realized Price of crude oil, we recognized an impairment of proved oil and gas properties for the three months ended September 30, 2016. Details of the 12-Month Average Realized Price of crude oil for the three months ended September 30, 2017 and 2016 and the impairment of proved oil and gas properties for the three months ended September 30, 2016 are summarized in the table below:

	Three Months Ended September 30,
	2017	2016
Impairment of proved oil and gas properties (in thousands)	$—	$105,057
Crude Oil 12-Month Average Realized Price ($/Bbl) - Beginning of period	$46.80	$39.84
Crude Oil 12-Month Average Realized Price ($/Bbl) - End of period	$47.74	$38.36
Crude Oil 12-Month Average Realized Price percentage increase (decrease) during period	2%	(4%)
General and administrative expense, net decreased to $16.0 million for the three months ended September 30, 2017 from $18.1 million for the corresponding period in 2016. The decrease was primarily due to a decrease in stock-based compensation expense, net resulting from a decrease in stock appreciation rights outstanding during the three months ended September 30, 2017 due to exercises and expirations and a decrease in the fair value of stock appreciation rights for the three months ended September 30, 2017 as compared to the same period in 2016, partially offset by higher compensation costs for the three months ended September 30, 2017 as compared to the same period in 2016 resulting from an increase in personnel as a result of the ExL Acquisition as well as additional expenses related to a program we implemented to provide financial assistance to employees impacted by Hurricane Harvey.

We recorded a loss on derivatives, net of $24.4 million and a gain on derivatives, net of $11.7 million for the three months ended September 30, 2017 and 2016, respectively. The components of our (gain) loss on derivatives, net were as follows:

	Three Months Ended September 30,
	2017	2016
	(In thousands)
Crude oil derivative positions:
(Gain) loss due to (downward) upward shift in the futures curve of forecasted crude oil prices during the period on derivative positions outstanding at the beginning of the period	$7,567	($8,309)
Loss due to new derivative positions executed during the period	842	—
Loss due to deferred premium obligations incurred	10,151	55
Natural gas derivative positions:
Gain due to downward shift in the futures curve of forecasted natural gas prices during the period on derivative positions outstanding at the beginning of the period	(2,183)	(3,490)
Contingent ExL Payment
Loss due to upward shift in the futures curve of forecasted crude oil prices from the closing date to the end of the period	8,000	—
(Gain) loss on derivatives, net	$24,377	($11,744)
Interest expense, net for the three months ended September 30, 2017 was $20.7 million as compared to $21.2 million for the same period in 2016. An increase in interest expense as a result of the $250.0 million aggregate principal amount of our 8.25% Senior Notes that were issued in July 2017 and increased borrowings on our revolving credit facility in the third quarter of 2017 as compared to the third quarter of 2016 was more than offset by an increase in capitalized interest as a result of higher average balances of unevaluated leasehold and seismic costs for the third quarter of 2017 as compared to the third quarter of 2016, primarily due to the ExL Acquisition. The components of our interest expense, net were as follows:

	Three Months Ended September 30,
	2017	2016
	(In thousands)
Interest expense on Senior Notes	$25,750	$21,454
Interest expense on revolving credit facility	1,969	1,161
Amortization of premiums and debt issuance costs	1,116	1,186
Other interest expense	293	340
Interest capitalized	(8,455)	(2,951)
Interest expense, net	$20,673	$21,190
The effective income tax rates for the third quarter of 2017 and 2016 were 0.0% and 0.3%, respectively. This is as a result of a full valuation allowance against our net deferred tax assets driven primarily by the impairments of proved oil and gas properties we recognized beginning in the third quarter of 2015 and continuing through the third quarter of 2016. For the three months ended September 30, 2017, as a result of current quarter activity, a partial release from the valuation allowance was recorded to bring the net deferred tax assets to zero. For the three months ended September 30, 2016, we recorded an additional valuation allowance primarily as a result of the impairments of proved oil and gas properties described above.
For the three months ended September 30, 2017, we declared and paid $2.2 million of dividends, in cash, to the holders of record of the Preferred Stock on September 1, 2017 for the period from issuance through September 15, 2017, which reduced net income to compute net income attributable to common shareholders.

Results of Operations
Nine Months Ended September 30, 2017, Compared to the Nine Months Ended September 30, 2016
The following table summarizes total production volumes, daily production volumes, average realized prices and revenues for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,		2017 Period Compared to 2016 Period
	2017	2016	Increase (Decrease)	% Increase (Decrease)
Total production volumes -
Crude oil (MBbls)	8,867	6,780	2,087	31%
NGLs (MBbls)	1,482	1,324	158	12%
Natural gas (MMcf)	21,279	19,502	1,777	9%
Total barrels of oil equivalent (MBoe)	13,896	11,354	2,542	22%

Daily production volumes by product -
Crude oil (Bbls/d)	32,481	24,744	7,737	31%
NGLs (Bbls/d)	5,430	4,831	599	12%
Natural gas (Mcf/d)	77,946	71,174	6,772	10%
Total barrels of oil equivalent (Boe/d)	50,902	41,438	9,464	23%

Daily production volumes by region (Boe/d) -
Eagle Ford	36,569	30,101	6,468	21%
Delaware Basin	3,871	660	3,211	487%
Niobrara	2,627	2,845	(218)	(8%)
Marcellus	7,136	6,451	685	11%
Utica and other	699	1,381	(682)	(49%)
Total barrels of oil equivalent (Boe/d)	50,902	41,438	9,464	23%

Average realized prices -
Crude oil ($ per Bbl)	$47.70	$37.57	$10.13	27%
NGLs ($ per Bbl)	18.68	11.42	7.26	64%
Natural gas ($ per Mcf)	2.28	1.53	0.75	49%
Total average realized price ($ per Boe)	$35.92	$26.40	$9.52	36%

Revenues (In thousands) -
Crude oil	$422,999	$254,758	$168,241	66%
NGLs	27,678	15,119	12,559	83%
Natural gas	48,440	29,886	18,554	62%
Total revenues	$499,117	$299,763	$199,354	67%
Production volumes for the nine months ended September 30, 2017 were 50,902 Boe/d, an increase of 23% from 41,438 Boe/d for the same period in 2016. The increase is primarily due to production from new wells in the Eagle Ford and Delaware Basin and the addition of production from the Sanchez Acquisition in late 2016 and the ExL Acquisition in the third quarter of 2017, partially offset by normal production declines. Revenues for the nine months ended September 30, 2017 increased 67% to $499.1 million from $299.8 million for the same period in 2016 primarily due to increased production and higher commodity prices.
Lease operating expenses for the nine months ended September 30, 2017 increased to $100.8 million ($7.25 per Boe) from $71.1 million ($6.26 per Boe) for the same period in 2016. The increase in lease operating expenses is primarily due to increased production and increased workover costs primarily on wells recently acquired in the Sanchez Acquisition. The increase in lease operating expense per Boe is primarily due to the workover costs described above as well as to an increased proportion of total production from crude oil properties, which have a higher operating cost per Boe than natural gas properties.
Production taxes increased to $21.1 million (or 4.2% of revenues) for the nine months ended September 30, 2017 from $12.9 million (or 4.3% of revenues) for the same period in 2016 primarily as a result of the increase in crude oil, NGL, and natural gas revenues. The decrease in production taxes as a percentage of revenues is primarily due to a benefit in the nine months ended September 30, 2017 of lower actual production taxes than previously estimated in Niobrara.
Ad valorem taxes increased to $5.8 million for the nine months ended September 30, 2017 from $4.0 million for the same period in 2016. The increase in ad valorem taxes is due to new wells drilled in the Eagle Ford and Delaware Basin in 2016 and new wells acquired in the Sanchez Acquisition in December 2016.
DD&A expense for the nine months ended September 30, 2017 increased $20.5 million to $181.0 million ($13.03 per Boe) from $160.5 million ($14.14 per Boe) for the same period in 2016. The increase in DD&A expense is attributable to increased production, partially offset by the decrease in the DD&A rate per Boe. The decrease in the DD&A rate per Boe is due primarily to impairments of our proved oil and gas properties recorded during the nine months ended September 30, 2016, reductions in estimated future development costs as a result of reduced service costs that occurred in the fourth quarter of 2016, and the addition of crude oil reserves in the fourth quarter of 2016, partially offset by the allocation to proved oil and gas properties related to the ExL Acquisition. The components of our DD&A expense were as follows:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
DD&A of proved oil and gas properties	$176,876	$156,595
Depreciation of other property and equipment	1,842	1,994
Amortization of other assets	966	892
Accretion of asset retirement obligations	1,334	1,011
Total DD&A	$181,018	$160,492
We did not recognize impairments of proved oil and gas properties for the nine months ended September 30, 2017. Primarily due to declines in the 12-Month Average Realized Price of crude oil, we recognized impairments of proved oil and gas properties for the nine months ended September 30, 2016. Details of the 12-Month Average Realized Price of crude oil for the nine months ended September 30, 2017 and 2016 and impairments of proved oil and gas properties for the nine months ended September 30, 2016 are summarized in the table below:

	Nine Months Ended September 30,
	2017	2016
Impairments of proved oil and gas properties (in thousands)	$—	$576,540
Crude Oil 12-Month Average Realized Price ($/Bbl) - Beginning of period	$39.60	$47.24
Crude Oil 12-Month Average Realized Price ($/Bbl) - End of period	$47.74	$38.36
Crude Oil 12-Month Average Realized Price percentage increase (decrease) during period	21%	(19%)
General and administrative expense, net decreased to $49.3 million for the nine months ended September 30, 2017 from $59.0 million for the same period in 2016. The decrease was primarily due to a decrease in stock-based compensation expense, net as a result of a decrease in the fair value of stock appreciation rights for the nine months ended September 30, 2017 compared to an increase in fair value for the nine months ended September 30, 2016, partially offset by higher annual bonuses awarded in the first quarter of 2017 compared to the first quarter of 2016.

We recorded a gain on derivatives, net of $27.0 million and a loss on derivatives, net of $29.9 million for the nine months ended September 30, 2017 and 2016, respectively. The components of our (gain) loss on derivatives, net were as follows:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Crude oil derivative positions:
(Gain) loss due to (downward) upward shift in the futures curve of forecasted crude oil prices during the period on derivative positions outstanding at the beginning of the period	($28,334)	$10,209
(Gain) loss due to new derivative positions executed during the period	(11,420)	1,797
Loss due to deferred premium obligations incurred	17,652	5,667
Natural gas derivative positions:
Gain due to downward shift in the futures curve of forecasted natural gas prices during the period on derivative positions outstanding at the beginning of the period	(12,902)	—
Loss due to new derivative positions executed during the period	—	12,167
Loss due to deferred premium obligations incurred	—	98
Contingent ExL Payment
Loss due to upward shift in the futures curve of forecasted crude oil prices from the closing date to the end of the period	8,000	—
(Gain) loss on derivatives, net	($27,004)	$29,938
Interest expense, net for the nine months ended September 30, 2017 was $62.4 million as compared to $58.9 million for the same period in 2016. The increase was due primarily to the interest expense on the $250.0 million aggregate principal amount of our 8.25% Senior Notes that were issued in July 2017 and an increase in interest expense on our revolving credit facility as a result of increased borrowings for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, partially offset by an increase in capitalized interest as a result of higher average balances of unevaluated leasehold and seismic costs for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016, primarily as a result of the ExL Acquisition. The components of our interest expense, net were as follows:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Interest expense on Senior Notes	$68,660	$64,364
Interest expense on revolving credit facility	5,656	2,827
Amortization of debt issuance costs, premiums, and discounts	3,381	4,296
Other interest expense	876	854
Capitalized interest	(16,223)	(13,428)
Interest expense, net	$62,350	$58,913
The effective income tax rate for the nine months ended September 30, 2017 and 2016 was 0.0%. This is as a result of a full valuation allowance against our net deferred tax assets driven by the impairments of proved oil and gas properties we recognized beginning in the third quarter of 2015 and continuing through the third quarter of 2016. For the nine months ended September 30, 2017, as a result of current year activity, a partial release from the valuation allowance was needed to bring the net deferred tax assets to zero. For the nine months ended September 30, 2017, we recorded additional valuation allowance primarily as a result of impairments of proved oil and gas properties described above.
For the nine months ended September 30, 2017, we declared and paid $2.2 million of dividends, in cash, to the holders of record of the Preferred Stock on September 1, 2017 for the period from issuance through September 15, 2017, which reduced net income to compute net income attributable to common shareholders.

Liquidity and Capital Resources
2017 Drilling and Completion Capital Expenditure Plan and Funding Strategy. In November 2017, our 2017 drilling and completion capital expenditure plan was increased to $600.0 million to $620.0 million from the previous range of $590.0 million to $610.0 million, due to updated plans in the Delaware Basin as a result of the ExL Acquisition, as well as an increase in non-operated activity on our acreage in the Delaware Basin and Niobrara. We currently intend to finance the remainder of our 2017 drilling and completion capital expenditure plan primarily from the sources described below under “—Sources and Uses of Cash.” Our capital program could vary depending upon various factors, including, but not limited to, the availability of drilling rigs and completion crews, the cost of completion services, acquisitions and divestitures of oil and gas properties, land and industry partner issues, our available cash flow and financing, success of drilling programs, weather delays, commodity prices, market conditions, the acquisition of leases with drilling commitments and other factors. Below is a summary of our capital expenditures for the three months ended March 31, 2017, June 30, 2017 and September 30, 2017 and for the nine months ended September 30, 2017:

	Three Months Ended			Nine Months Ended
	March 31, 2017	June 30, 2017	September 30, 2017	September 30, 2017
	(In thousands)
Drilling and completion
Eagle Ford	$111,472	$129,933	$122,281	$363,686
Delaware Basin	10,360	11,727	36,055	58,142
All other regions	6,412	6,734	6,698	19,844
Total drilling and completion	128,244	148,394	165,034	441,672
Leasehold and seismic	14,516	34,447	11,819	60,782
Total Capital Expenditures (1)	$142,760	$182,841	$176,853	$502,454

(1)	Capital expenditures exclude acquisitions of oil and gas properties, capitalized general and administrative expense, interest expense and asset retirement obligations.
Sources and Uses of Cash. Our primary use of cash is related to our drilling and completion capital expenditures and, to a lesser extent, our leasehold and seismic capital expenditures. For the nine months ended September 30, 2017, we funded our capital expenditures with cash provided by operations and borrowings under our revolving credit facility. Potential sources of future liquidity include the following:

•
Cash provided by operations. Cash flows from operations are highly dependent on crude oil prices. As such, we hedge a portion of our forecasted production to reduce our exposure to commodity price volatility in order to achieve a more predictable level of cash flows.

•
Borrowings under revolving credit facility. As of November 3, 2017, our revolving credit facility had a borrowing base of 900.0 million, with an elected commitment amount of $800.0 million, with $297.1 million borrowings outstanding and $0.4 million in letters of credit issued, which reduce the amounts available under our revolving credit facility. As a result of the Fall 2017 borrowing base redetermination, the borrowing base was established at $900.0 million, with an elected commitment amount of $800.0 million, until the next redetermination thereof. The calculation of the Fall 2017 borrowing base was supported solely by the reserves of our Eagle Ford and Delaware Basin assets. The amount we are able to borrow is subject to compliance with the financial covenants and other provisions of the credit agreement governing our revolving credit facility. See “Note 6. Long-Term Debt” for details of the ninth and tenth amendments and “Note 14. Subsequent Events” for details of the recent eleventh amendment to the credit agreement governing our revolving credit facility.

•
Securities offerings. As situations or conditions arise, we may choose to issue debt, equity or other securities to supplement our cash flows. However, we may not be able to obtain such financing on terms that are acceptable to us, or at all. See “Note 6. Long-term Debt” for details of the issuance of the 8.25% Senior Notes, “Note 8. Preferred Stock” for details of the Preferred Stock issuance and “Note 9. Shareholders’ Equity and Stock-Based Compensation” for details of the recent common stock offering.

•
Divestitures. We may consider divesting certain properties or assets that are not part of our core business or are no longer deemed essential to our future growth, provided we are able to divest such assets on terms that are acceptable to us. See “—General Overview—Potential Divestitures” above for further details.

•
Joint ventures. Joint ventures with third parties through which such third parties fund a portion of our exploration activities to earn an interest in our exploration acreage or purchase a portion of interests, or both.

Overview of Cash Flow Activities. Net cash provided by operating activities was $280.6 million and $197.8 million for the nine months ended September 30, 2017 and 2016, respectively. The change was driven primarily by an increase in revenues as a result of higher production and commodity prices and a decrease in working capital requirements, partially offset by a decrease in the net cash received from derivative settlements and an increase in operating expenses and cash general and administrative expense.
Net cash used in investing activities was $1.1 billion and $331.6 million for the nine months ended September 30, 2017 and 2016, respectively. The change was due primarily to cash paid for the ExL Acquisition, increased capital expenditures, and cash paid for the Sanchez Acquisition in January and April 2017 for leases that were not conveyed in conjunction with the initial closing in December 2016, partially offset by the deposit received in connection with the pending divestiture of substantially all of our assets in the Utica Shale and increased proceeds from divestitures of oil and gas properties. The divestitures of oil and gas properties in 2017 were primarily related to the divestiture of a small undeveloped acreage position in the Delaware Basin for net proceeds of $15.3 million.
Net cash provided by financing activities was $825.3 million and $94.0 million for the nine months ended September 30, 2017 and 2016, respectively. The increase was due to net proceeds related to the issuance of the 8.25% Senior Notes, the sale of Preferred Stock, and the sale of common stock, and increased borrowings net of repayments under our revolving credit facility in 2017 as compared to 2016, partially offset by increased debt issuance costs related to the amendments to the credit agreement governing the revolving credit facility and dividends paid on the Preferred Stock.
Liquidity/Cash Flow Outlook. Economic downturns may adversely affect our ability to access capital markets in the future. Cash flows from operations are primarily driven by crude oil production, crude oil prices, and settlements of our crude oil derivatives. We currently believe that cash flows from operations and borrowings under our revolving credit facility will provide adequate financial flexibility and will be sufficient to fund our immediate cash flow requirements.

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

•
Contingent consideration. In connection with the ExL Acquisition, we agreed to a contingent payment of $50.0 million per year for each of the years of 2018 through 2021 with a cap of $125.0 million. In connection with the sale of our Utica Shale assets, we could receive contingent consideration of $5.0 million per year for each of the years of 2018 through 2020 with a cap of $15.0 million. See “Note 3. Acquisitions and Divestitures of Oil and Gas Properties” for further details of the contingent consideration associated with the ExL Acquisition and Utica Shale assets. In connection with the sale of our Marcellus Shale assets, we could receive contingent consideration of $3.0 million per year for each of the years of 2018 through 2020 with a cap of $7.5 million. See “Note 14. Subsequent Events” for further details of the contingent consideration associated with the Marcellus Shale assets.

•
Hedging. To manage our exposure to commodity price risk and to provide a level of certainty in the cash flows to support our drilling and completion capital expenditure plan, we hedge a portion of our forecasted production.

As of November 6, 2017, we had the following outstanding derivative positions at weighted average contract prices:
Crude Oil Fixed Price Swaps

Period	Volumes (in Bbls/d)	NYMEX Price ($/Bbl)
Q4 2017	15,000	$53.44
FY 2018	6,000	$49.55
Crude Oil Basis Swaps

Period	Volumes (in Bbls/d)	LLS-NYMEX Price Differential ($/Bbl)
December 2017	15,000	$4.13
FY 2018	6,000	$2.91

Period	Volumes (in Bbls/d)	Midland-NYMEX Price Differential ($/Bbl)
FY 2018	6,000	($0.10)

Crude Oil Three-Way Collars

		NYMEX Prices
Period	Volumes (in Bbls/d)	Sub-Floor Price ($/Bbl)	Floor Price ($/Bbl)	Ceiling Price ($/Bbl)
FY 2018	24,000	$39.38	$49.06	$60.14
FY 2019	12,000	$40.00	$48.40	$60.29
Crude Oil Net Sold Call Options

Period	Volumes (in Bbls/d)	NYMEX Ceiling Price ($/Bbl)
FY 2018	3,388	$71.33
FY 2019	3,875	$73.66
FY 2020	4,575	$75.98
Natural Gas Fixed Price Swaps

Period	Volumes (in MMBtu/d)	NYMEX Price ($/MMBtu)
Q4 2017	20,000	$3.30
Natural Gas Sold Call Options

Period	Volumes (in MMBtu/d)	NYMEX Ceiling Price ($/MMBtu)
Q4 2017	33,000	$3.00
FY 2018	33,000	$3.25
FY 2019	33,000	$3.25
FY 2020	33,000	$3.50
Based on existing market conditions and our expected liquidity needs, among other factors, we may use a portion of our cash flows from operations, proceeds from divestitures, securities offerings or borrowings to reduce debt or Preferred Stock prior to scheduled maturities through debt or Preferred Stock repurchases, either in the open market or in privately negotiated transactions, through debt or Preferred Stock redemptions or tender offers, or through repayments of bank borrowings.

Contractual Obligations
The following table sets forth estimates of our contractual obligations as of September 30, 2017 (in thousands):

	October - December 2017	2018	2019	2020	2021	2022	2023 and Thereafter	Total
Long-term debt (1)	$—	$—	$—	$600,000	$—	$215,600	$904,425	$1,720,025
Cash interest on senior notes and other long-term debt (2)	20,409	106,444	106,444	106,444	61,444	61,444	83,236	545,865
Cash interest and commitment fees on revolving credit facility (3)	2,463	9,639	9,639	9,639	9,639	3,320	—	44,339
Capital leases	464	1,823	1,800	1,050	—	—	—	5,137
Operating leases	1,260	4,939	4,799	4,597	4,450	1,854	—	21,899
Drilling rig contracts (4)	11,006	23,170	8,881	—	—	—	—	43,057
Delivery commitments (5)	3,503	8,615	7,301	4,829	3,684	282	26	28,240
Asset retirement obligations and other (6)	884	1,765	429	378	129	261	23,404	27,250
Total Contractual Obligations	$39,989	$156,395	$139,293	$726,937	$79,346	$282,761	$1,011,091	$2,435,812

(1)
Long-term debt consists of the principal amounts of the 7.50% Senior Notes due 2020, the 6.25% Senior Notes due 2023, the 8.25% Senior Notes due 2025, other long-term debt due 2028, and borrowings outstanding under our revolving credit facility which matures in 2022 (subject to a springing maturity date of June 15, 2020 if the 7.50% Senior Notes have not been refinanced on or prior to such time).

(2)
Cash interest on senior notes and other long-term debt includes cash payments for interest on the 7.50% Senior Notes due 2020, the 6.25% Senior Notes due 2023, the 8.25% Senior Notes due 2025 and other long-term debt due 2028.

(3)
Cash interest on our revolving credit facility was calculated using the weighted average interest rate of the outstanding borrowings under the revolving credit facility as of September 30, 2017 of 3.45%. Commitment fees on our revolving credit facility were calculated based on the unused portion of lender commitments as of September 30, 2017, at the applicable commitment fee rate of 0.375%.

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

(6)
Asset retirement obligations and other are based on estimates and assumptions that affect the reported amounts as of September 30, 2017. Certain of such estimates and assumptions are inherently unpredictable and will differ from actual results.

Financing Arrangements
Senior Secured Revolving Credit Facility
We have a senior secured revolving credit facility with a syndicate of banks that, as of September 30, 2017, had a borrowing base of $837.5 million, with an elected commitment amount of $800.0 million, with $215.6 million of borrowings outstanding at a weighted average interest rate of 3.45% and $0.4 million in letters of credit outstanding. The credit agreement governing our senior secured revolving credit facility provides for interest-only payments until May 4, 2022, when the credit agreement matures (subject to a springing maturity date of June 15, 2020 if the 7.50% Senior Notes have not been refinanced on or prior to such time) and any outstanding borrowings are due.
Upon issuance of the 8.25% Senior Notes (described below), in accordance with the credit agreement governing the revolving credit facility, our borrowing base was reduced by 25% of the aggregate principal amount of the 8.25% Senior Notes, reducing the borrowing base from $900.0 million to $837.5 million. As a result of the Fall 2017 borrowing base redetermination, the borrowing base was established at $900.0 million, with an elected commitment amount of $800.0 million, until the next redetermination thereof. The calculation of the Fall 2017 borrowing base was supported solely by the reserves of our Eagle Ford and Delaware Basin assets. The borrowing base under our credit agreement is subject to regular redeterminations in the spring and fall of each year, as well as special redeterminations described in the credit agreement, which in each case may reduce the amount of the borrowing base.
On May 4, 2017, we entered into a ninth amendment to our credit agreement governing the revolving credit facility to, among other things, extend the maturity date, increase the maximum credit amount, and increase the borrowing base. On June 28, 2017, we entered into a tenth amendment to the credit agreement governing the revolving credit facility to, among other things, amend certain financial and restricted payments covenants as well as amend certain definitions. On November 3, 2017, we entered into an eleventh amendment to the credit agreement governing the revolving credit facility to, among other things establish the borrowing base at $900.0 million, with an elected commitment amount of $800.0 million, and increase the general basket available for restricted payments.
See “Note 6. Long-Term Debt” for additional details of the ninth and tenth amendments, rates of interest on outstanding borrowings, commitment fees on the unused portion of lender commitments, and the financial covenants we are subject to under the terms of the credit agreement. See “Note 14. Subsequent Events” for additional details of the eleventh amendment.
Preferred Stock Purchase Agreement
On June 28, 2017, we entered into a Preferred Stock Purchase Agreement with the GSO Funds to issue and sell in a private placement (i) $250.0 million (250,000 shares) of Preferred Stock and (ii) Warrants for 2,750,000 shares of our common stock, with a term of ten years and an exercise price of $16.08 per share, for a cash purchase price equal to $970.00 per share of Preferred Stock purchased. We paid the GSO Funds $5.0 million as a commitment fee upon signing the Preferred Stock Purchase Agreement. The closing of the private placement occurred on August 10, 2017 contemporaneously with the closing of the ExL Acquisition. We received net proceeds of approximately $236.4 million, net of issuance costs, from the issuance and sale of the Preferred Stock, which were used to fund a portion of the purchase price of the ExL Acquisition. See “Note 3. Acquisitions and Divestitures of Oil and Gas Properties” for further details of the ExL Acquisition and “Note 8. Preferred Stock” for further details regarding the Preferred Stock and Warrants.
Common Stock Offering
On July 3, 2017, we completed a public offering of 15.6 million shares of our common stock at a price per share of $14.28. We used the net proceeds of $222.4 million, net of offering costs, to fund a portion of the purchase price for the ExL Acquisition and for general corporate purposes.
8.25% Senior Notes due 2025
On July 14, 2017, we closed a public offering of $250.0 million aggregate principal amount of 8.25% Senior Notes due 2025. The 8.25% Senior Notes mature on July 15, 2025 and have interest payable semi-annually each January 15 and July 15. We used the net proceeds of $245.4 million, net of underwriting discounts and commissions and offering costs, to fund a portion of the purchase price for the ExL Acquisition and for general corporate purposes. See “Note 6. Long-Term Debt” for further details regarding the 8.25% Senior Notes.
7.50% Senior Notes due 2020
We have the right to redeem all or a portion of the principal amount of the 7.50% Senior Notes at redemption prices of 101.875% until September 14, 2018 and 100% beginning September 15, 2018 and thereafter, in each case plus accrued and unpaid interest. In connection with any redemption or repurchase of notes, we could enter into other transactions, which include refinancing of the 7.50% Senior Notes.
Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods reported. Certain of such estimates and assumptions are inherently unpredictable and will differ from actual results. We have identified the following critical accounting policies and estimates used in the preparation of our financial statements: use of estimates, oil and gas properties, oil and gas reserve estimates, derivative instruments, contingent consideration, income taxes, commitments and contingencies and preferred stock. These policies and estimates, other than contingent consideration and preferred stock, are described in “Note 2. Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in our 2016 Annual Report. See “Note 3. Acquisitions and Divestitures of Oil and Gas Properties”, “Note 8. Preferred Stock”, “Note 10. Derivative Instruments” and “Note 11. Fair Value Measurements” for details of the contingent consideration and preferred stock. We evaluate subsequent events through the date the financial statements are issued.

The table below presents various pricing scenarios to demonstrate the sensitivity of our September 30, 2017 cost center ceiling to changes in 12-month average benchmark crude oil and natural gas prices underlying the 12-Month Average Realized Prices. The sensitivity analysis is as of September 30, 2017 and, accordingly, does not consider drilling and completion activity, acquisitions or dispositions of oil and gas properties, production, changes in crude oil and natural gas prices, and changes in development and operating costs occurring subsequent to September 30, 2017 that may require revisions to estimates of proved reserves.

	12-Month Average Realized Prices		Excess of cost center ceiling over net book value, less related deferred income taxes	Increase (decrease) of cost center ceiling over net book value, less related deferred income taxes
Full Cost Pool Scenarios	Crude Oil ($/Bbl)	Natural Gas ($/Mcf)	(In millions)	(In millions)
September 30, 2017 Actual	$47.74	$2.41	$457

Crude Oil and Natural Gas Price Sensitivity
Crude Oil and Natural Gas +10%	$52.72	$2.72	$920	$463
Crude Oil and Natural Gas -10%	$42.77	$2.08	$—	($457)

Crude Oil Price Sensitivity
Crude Oil +10%	$52.72	$2.41	$858	$401
Crude Oil -10%	$42.77	$2.41	$62	($395)

Natural Gas Price Sensitivity
Natural Gas +10%	$47.74	$2.72	$519	$62
Natural Gas -10%	$47.74	$2.08	$395	($62)
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
A significant item of objective negative evidence considered was the cumulative historical three year pre-tax loss and a net deferred tax asset position at September 30, 2017, driven primarily by the impairments of proved oil and gas properties beginning in the third quarter of 2015 and continuing through the third quarter of 2016, which limits the ability to consider other subjective evidence such as our potential for future growth. Beginning in the third quarter of 2015, and continuing through the third quarter of 2017, we concluded that it was more likely than not the deferred tax assets will not be realized. As a result, the net deferred tax assets at the end of each quarter, including September 30, 2017, were reduced to zero.
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
For the three and nine months ended September 30, 2017, primarily as a result of current activity, a partial release of $3.3 million and $41.6 million, respectively, from the valuation allowance was needed to bring the net deferred tax assets to zero. After the impact of the partial release, the valuation allowance as of September 30, 2017 was $538.5 million. For the three and nine months ended September 30, 2016, we recorded additional valuation allowances of $36.7 million and $240.9 million, respectively, primarily as a result of the impairments of proved oil and gas properties recognized discussed above.
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
As of September 30, 2017, we have estimated U.S. federal net operating loss carryforwards of $913.1 million. Our ability to utilize these U.S. loss carryforwards to reduce future taxable income is subject to various limitations under the Internal Revenue Code of 1986, as amended (the “Code”). The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the purchase or sale of stock by 5% shareholders and the offering of stock by us during any three-year period resulting in an aggregate change of more than 50% in our beneficial ownership. In the event of an ownership change, Section 382 of the Code imposes an annual limitation on the amount of our taxable income that can be offset by these carryforwards. The limitation is generally equal to the product of (a) the fair market value of our equity multiplied by (b) a percentage approximately equivalent to the yield on long-term tax exempt bonds during the month in which an ownership change occurs. In addition, the limitation is increased if there are recognized built-in gains during any post-change year, but only to the extent of any net unrealized built-in gains inherent in the assets sold.
Due to the issuance of the Preferred Stock and the common stock offering associated with the ExL Acquisition, our calculated ownership change percentage increased, however, as of September 30, 2017, we do not believe we have a Section 382 limitation on the ability to utilize our U.S. loss carryforwards. Future equity transactions involving us or 5% shareholders of us (including, potentially, relatively small transactions and transactions beyond our control) could cause further ownership changes and therefore a limitation on the annual utilization of the U.S. loss carryforwards.
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
We use commodity derivative instruments to reduce our exposure to commodity price volatility for a portion of our forecasted production and thereby achieve a more predictable level of cash flows to support our drilling and completion capital expenditure program. We do not enter into derivative instruments for speculative or trading purposes. As of September 30, 2017, our commodity derivative instruments consisted of fixed price swaps, basis swaps, three-way collars and purchased and sold call options. See “Note 10. Derivative Instruments” for further details of our crude oil and natural gas derivative positions as of September 30, 2017 and “Note 14. Subsequent Events” for further details of the crude oil derivative positions entered into subsequent to September 30, 2017.
We determined that the Contingent ExL Payment is not clearly and closely related to the purchase and sale agreement for the ExL Properties, and therefore bifurcated this embedded feature and reflected the liability at fair value in the consolidated financial statements. The fair value of the contingent consideration was determined by a third-party valuation specialist using a Monte Carlo simulation including significant inputs such as future commodity prices, volatility factors for the future commodity prices and a risk adjusted discount rate. See “Note 10. Derivative Instruments” and “Note 11. Fair Value Measurements” for further details.
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

•	results of the ExL Properties;

•	our use of proceeds from our recent equity and senior notes offerings;

•	possible future divestitures or other disposition transactions and the proceeds, results or benefits of any such transactions, including the timing thereof;

•	the benefits, effects, availability of and results of new and existing joint ventures and sales transactions;

•	our ability to maintain a sound financial position;

•	receipt of receivables and proceeds from divestitures;

•	our ability to complete planned transactions on desirable terms;

•	the impact of governmental regulation, taxes, market changes and world events; and
You generally can identify our forward-looking statements by the words “anticipate,” “believe,” budgeted,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “possible,” “scheduled,” “should,” “guidance” or other similar words. Such statements rely on assumptions and involve risks and uncertainties, many of which are beyond our control, including, but not limited to, those relating to a worldwide economic downturn, availability of financing, our dependence on our exploratory drilling activities, the volatility of and changes in oil and gas prices, the need to replace reserves depleted by production, impairments of proved oil and gas properties, operating risks of oil and gas operations, our dependence on our key personnel, factors that affect our ability to manage our growth and achieve our business strategy, results, delays and uncertainties that may be encountered in drilling, development or production, interpretations and impact of oil and gas reserve estimation and disclosure requirements, activities and approvals of our partners and parties with whom we have alliances, technological changes, capital requirements, the timing and amount of borrowing base determinations (including determinations by lenders) and availability under our revolving credit facility, evaluations of us by lenders under our revolving credit facility, waivers or amendments under our revolving credit facility in connection with acquisitions, including the ExL Acquisition, other actions by lenders and holders of our capital stock, the potential impact of government regulations, including current and proposed legislation and regulations related to hydraulic fracturing, oil and natural gas drilling, air emissions and climate change, regulatory determinations, litigation, competition, the uncertainty of reserve information and future net revenue estimates, failure to realize the anticipated benefits of the ExL Acquisition, market conditions and other factors affecting our ability to pay dividends on or redeem the Preferred Stock, integration and other acquisition risks, other factors affecting our ability to reach agreements or complete acquisitions or dispositions, actions by sellers and buyers, effects of purchase price adjustments, availability of equipment and crews, actions by midstream and other industry participants, weather, our ability to obtain permits and licenses, the results of audits and assessments, the failure to obtain certain bank and lease consents, the existence and resolution of title defects, new taxes and impact fees, delays, costs and difficulties relating to our joint ventures, actions by joint venture parties, results of exploration activities, the availability, market conditions and completion of land acquisitions and dispositions, costs of oilfield services, completion and connection of wells, and other factors detailed in this quarterly report.
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
Some of the factors that could cause actual results to differ from those expressed or implied in forward-looking statements are described under “Part I. Item 1A. Risk Factors” and other sections of our 2016 Annual Report and in our other filings with the SEC, including this quarterly report. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on our forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and, except as required by law, we undertake no duty to update or revise any forward-looking statement.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. They concluded that the controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.
Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended September 30, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not currently expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.
Item 1A. Risk Factors
Except as disclosed below, there were no material changes to the factors discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016 and our Quarterly Report on Form 10-Q for the period ended June 30, 2017.
A future issuance, sale or exchange of our stock or warrants could trigger a limitation on our ability to utilize net operating loss carryforwards.
Our ability to utilize U.S. net operating loss carryforwards to reduce future taxable income is subject to various limitations under the Internal Revenue Code of 1986, as amended (the “Code”). The utilization of such carryforwards may be limited under Section 382 of the Code upon the occurrence of ownership changes resulting from issuances of our stock or the sale or exchange of our stock by certain shareholders if, as a result, there is an aggregate change of more than 50% in the beneficial ownership of our stock during any three-year period. For this purpose, “stock” includes certain preferred stock and warrants (including the Preferred Stock and the Warrants issued to finance in part, the ExL Acquisition). In the event of such an ownership change, Section 382 of the Code imposes an annual limitation on the amount of our taxable income that can be offset by these loss carryforwards. The limitation is generally equal to the product of (a) the fair market value of our equity multiplied by (b) a percentage approximately equivalent to the yield on long-term tax exempt bonds during the month in which an ownership change occurs. In addition, the limitation is increased if there are recognized built-in gains during any post-change year, but only to the extent of any net unrealized built-in gains inherent in the assets sold. Future issuances, sales or exchanges of our stock could, taken together with prior transactions with respect to our stock, trigger an ownership change under Section 382 of the Code and therefore a limitation on our ability to utilize our U.S. loss carryforwards. Any such limitation could cause some of such loss carryforwards to expire before we would be able to utilize them to reduce taxable income in future periods, possibly resulting in a substantial income tax expense or write down of our tax assets or both.
Holders of the Preferred Stock have rights that may restrict our ability to operate our business or be adverse to holders of our common stock.
The Statement of Resolutions Establishing Series of 8.875% Redeemable Preferred Stock of Carrizo Oil & Gas, Inc. (the “Statement of Resolutions”) contains covenants that, among other things, so long as the GSO Funds and their affiliates beneficially own more than 50% of the outstanding Preferred Stock, limit our ability to, without the written consent of a designated representative of the Preferred Stock, but subject to certain exceptions, (i) issue stock senior to or on parity with the Preferred Stock, (ii) incur indebtedness that would cause us to exceed a specified leverage ratio, (iii) amend, modify, alter or supplement our articles of incorporation or the Statement of Resolutions in a manner that would adversely affect the rights, preferences or privileges of the Preferred Stock, (iv) enter into or amend certain debt agreements that would be more restrictive on the payment of dividends on, or redemption of, the Preferred Stock than those existing on the Preferred Stock closing and (v) pay distributions on, purchase or redeem our common stock or other stock junior to the Preferred Stock that would cause us to exceed a specified leverage ratio. We can be required to redeem the Preferred Stock (i) after the seventh anniversary of its initial issuance or (ii) at any time we fail to pay a dividend, subject to limited cure rights.
Holders of the Preferred Stock will, in certain circumstances, have additional rights in the event we fail to timely pay dividends, fail to redeem the Preferred Stock upon a change of control if required or fail to redeem the Preferred Stock upon request of the holders of the Preferred Stock following the seventh anniversary of the date of issuing the Preferred Stock. These rights include, subject to certain exceptions, (i) that holders of a majority of the then-outstanding Preferred Stock will have the exclusive right, voting separately as a class, to appoint and elect up to two directors to our board of directors, (ii) that approval of the holders of a majority of the then-outstanding Preferred Stock will be required prior to incurring indebtedness subject to a leverage ratio, declaring or paying prohibited distributions or issuing equity of subsidiaries to third parties; and (iii) that holders of a majority of the then-outstanding Preferred Stock will have the right to increase dividend payments and the ability to require us to pay dividends in common stock.
Holders of the Preferred Stock also have limited voting rights, including those with respect to potential amendments to our articles of incorporation or the Statement of Resolutions that have an adverse effect on the existing terms of the Preferred Stock and in certain other limited circumstances or as required by law.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The information regarding the private placement of the Preferred Stock and Warrants set forth in “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this report is incorporated by reference into this Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. Such private placement was made in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) thereof. To the extent that any shares of common stock are issued upon exercise of the Warrants by a Warrant holder, they will be issued in transactions anticipated to be exempt from registration under the Securities Act by virtue of Section 3(a)(9) thereof. The maximum number of shares of common stock that may be issued under the Warrants is 2,750,000.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are required by Item 601 of Regulation S-K and are filed as part of this report:

Exhibit Number		Exhibit Description
3.1	—
Statement of Resolutions Establishing Series of 8.875% Redeemable Preferred Stock of Carrizo Oil & Gas, Inc., filed with the Secretary of State of the State of Texas and effective August 10, 2017 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 11, 2017 (File No. 000-29187087)).

4.1	—
Twentieth Supplemental Indenture dated July 14, 2017 among Carrizo Oil & Gas, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, National Association (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 14, 2017 (File No. 000-29187-87)).

4.2	—
Warrant Agreement, dated as of August 10, 2017, between Carrizo Oil & Gas, Inc. and Wells Fargo Bank, N.A., as warrant agent (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2017 (File No. 000-29187087)).

10.1	—
Registration Rights Agreement, dated as of August 10, 2017, by and among Carrizo Oil & Gas, Inc. and the GSO Funds party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2017 (File No. 000-29187087)).

10.2	—
Standstill and Voting Agreement, dated as of August 10, 2017, between Carrizo Oil & Gas, Inc. and the GSO Funds party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 11, 2017 (File No. 000-29187087)).

*10.3	—
Eleventh Amendment to Credit Agreement, dated as of November 3, 2017, among Carrizo Oil & Gas, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lender parties thereto.

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

Carrizo Oil & Gas, Inc. (Registrant)

Date:	November 8, 2017	By:	/s/ David L. Pitts
Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 8, 2017	By:	/s/ Gregory F. Conaway
Vice President and Chief Accounting Officer (Principal Accounting Officer)