Form 10-K
period 2017-12-31
CARRIZO OIL & GAS INC
filed 2018-02-28
CIK 1040593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2017
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
YES  ☐    NO  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☑    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

			Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☑
At June 30, 2017, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $1.1 billion based on the closing price of such stock on such date of $17.42.
At February 23, 2018, the number of shares outstanding of the registrant’s Common Stock was 81,469,593.

 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant’s 2018 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days subsequent to December 31, 2017.

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

PART I
Item 1. Business
General Overview
Carrizo Oil & Gas, Inc. is a Houston-based energy company which, together with its subsidiaries (collectively, “Carrizo,” the “Company” or “we”), is actively engaged in the exploration, development, and production of crude oil, NGLs, and gas from resource plays located in the United States. Our current operations are principally focused in proven, producing oil and gas plays in the Eagle Ford Shale in South Texas and the Delaware Basin in West Texas.
Significant Developments in 2017
Acquisitions. In the third quarter of 2017, we closed on an acquisition of 16,508 net acres located in the Delaware Basin in Reeves and Ward Counties, Texas (the “ExL Properties”) from ExL Petroleum Management, LLC and ExL Petroleum Operating Inc. (together “ExL”) for aggregate net consideration of $679.8 million (the “ExL Acquisition”). In addition, we have agreed to a contingent payment of $50.0 million per year if crude oil prices exceed specified thresholds for each of the years of 2018 through 2021 with a cap of $125.0 million.
Divestitures. In the fourth quarter of 2017, we closed on divestitures of substantially all of our assets in the Utica and Marcellus Shales for aggregate net proceeds of approximately $137.0 million, subject to post-closing adjustments. In addition, we could receive combined contingent consideration from the two divestitures of up to $8.0 million per year with a cap of $22.5 million if crude oil and natural gas prices exceed specified thresholds for each of the years of 2018 through 2020.
Also in the fourth quarter of 2017, we entered into purchase and sale agreements to sell substantially all of our assets in the Niobrara Formation and a portion of our assets in the Eagle Ford. Carrizo has received aggregate net proceeds of $382.8 million, subject to post-closing adjustments, for these divestitures, both of which closed in January 2018. In addition, we could receive contingent consideration of $5.0 million per year if crude oil prices exceed specified thresholds for each of the years of 2018 through 2020 as part of the Niobrara Formation divestiture.
See “Note 3. Acquisitions and Divestitures of Oil and Gas Properties” of the Notes to our Consolidated Financial Statements for further details of the transactions discussed above.
Liquidity and financings. In the third quarter of 2017, we completed a number of financing transactions to fund the ExL Acquisition. On July 3, 2017, we completed a public offering of 15.6 million shares of our common stock at a price per share of $14.28 for net proceeds of $222.4 million, net of offering costs. On July 14, 2017, we closed on a public offering of $250.0 million aggregate principal amount of 8.25% Senior Notes due 2025 (the “8.25% Senior Notes”) for net proceeds of $245.4 million, net of underwriting discounts and commissions and offering costs. On August 10, 2017, we closed on the issuance and sale of (i) $250.0 million (250,000 shares) of 8.875% redeemable preferred stock, par value $0.01 per share (the “Preferred Stock”) and (ii) warrants for 2,750,000 shares of our common stock, with a term of ten years and an exercise price of $16.08 per share, exercisable only on a net share settlement basis (the “Warrants”), for net proceeds of $236.4 million, net of issuance costs.
In the fourth quarter of 2017, we redeemed $150.0 million of the $600.0 million aggregate principal amount outstanding of 7.50% Senior Notes due 2020 (the “7.50% Senior Notes”). The proceeds for the redemption were primarily from the Utica and Marcellus divestitures discussed above.
During 2017, the borrowing base under our revolving credit facility was increased from $600.0 million to $900.0 million primarily as a result of our continued development of our Eagle Ford and Delaware Basin assets as well as our ExL Acquisition. The $900.0 million borrowing base in place at December 31, 2017 was supported solely by the reserves of our Eagle Ford and Delaware Basin assets.
See “Note 6. Long-Term Debt”, “Note 9. Preferred Stock and Warrants” and “Note 10. Shareholders’ Equity and Stock Based Compensation” of the Notes to our Consolidated Financial Statements for further details regarding the financings discussed above.
Production and proved reserves. Crude oil production in 2017 was 34,428 Bbls/d, an increase of 34% as compared to 25,745 Bbls/d in 2016, primarily driven by strong performance from our new wells in the Eagle Ford and Delaware Basin and the addition of production from our acquisition of oil and gas properties located in the Eagle Ford Shale from Sanchez Energy Corporation and SN Cotulla Assets, LLC, a subsidiary of Sanchez Energy Corporation, in the fourth quarter of 2016 (the “Sanchez Acquisition”) and the ExL Acquisition in the third quarter of 2017. Total production in 2017 increased to 53,805 Boe/d from 42,276 Boe/d in 2016 primarily due to the same reasons discussed above.

At year-end 2017, our proved reserves of 261.7 MMBoe consist of 64% crude oil, 16% natural gas liquids and 20% natural gas. Our reserves increased 61.6 MMBoe, or 31%, from our year-end 2016 proved reserves of 200.2 MMBoe primarily as a result of our ongoing drilling program in the Eagle Ford and the Delaware Basin and the ExL Acquisition described below. The following is a summary of the Company’s proved reserves as of December 31, 2017 and 2016. See “—Additional Oil and Gas Disclosures—Proved Oil and Gas Reserves” for further details of our proved reserves.

	Proved Reserves
	December 31, 2017	December 31, 2016
Region	(MMBoe)
Eagle Ford (1)	167.0	162.3
Delaware Basin	90.9	11.7
Niobrara (2)	3.8	2.7
Marcellus	—	21.8
Utica and other	—	1.7
Total	261.7	200.2

(1)	Included in the December 31, 2017 proved reserves are 10.9 MMBoe associated with a portion of our assets in the Eagle Ford that were divested in January 2018.

(2)	In January 2018, we closed on the divestiture of substantially all of our Niobrara assets.
Recent Developments
7.50% Senior Notes. In January 2018, we called for redemption a total of $320.0 million aggregate principal amount of the outstanding 7.50% Senior Notes. The proceeds for these redemptions were primarily from the Niobrara and Eagle Ford Shale divestitures discussed above. After these redemptions, we will have $130.0 million aggregate principal amount of 7.50% Senior Notes outstanding.
Preferred Stock. In January 2018, we redeemed 50,000 of the shares of Preferred Stock, representing 20% of the issued and outstanding Preferred Stock, for $50.5 million, which consisted of $1,000.00 per share of Preferred Stock redeemed, plus accrued and unpaid dividends. After this redemption, we will have 200,000 shares of Preferred Stock outstanding.
Borrowing Base. In January 2018, as a result of the divestiture in the Eagle Ford Shale discussed above, our borrowing base under our revolving credit facility was reduced from $900.0 million to $830.0 million; however, the elected commitment amount remained unchanged at $800.0 million.
See “Note 15. Subsequent Events (Unaudited)” of the Notes to our Consolidated Financial Statements for further details of these recent developments.
2018 Drilling, Completion, and Infrastructure Capital Expenditure Plan. Our 2018 drilling, completion, and infrastructure capital expenditure plan is currently $750.0 million to $800.0 million. This incorporates an assumed double-digit increase in oilfield service costs as well as operating two drilling rigs in the Eagle Ford Shale and three to four drilling rigs in the Delaware Basin during 2018, as well as two to three completion crews during the year. We intend to finance our 2018 capital expenditure plan primarily from cash flow from operations and our senior secured revolving credit facility as well as other sources described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Our capital expenditure plan has the flexibility to adjust, should the commodity price environment change.

The following is a summary of our actual capital expenditures for 2017 and our planned capital expenditures for 2018:

	Capital Expenditures
	2018 Plan (1)	2017 Actual
	(In millions)
Drilling, completion, and infrastructure
Eagle Ford	$439.0	$464.0
Delaware Basin	336.0	160.2
All other regions	—	27.8
Total drilling, completion, and infrastructure	775.0	652.0	(2)
Leasehold and seismic (3)	—	65.4
Total (4)	$775.0	$717.4

(1)	Represents the midpoint of our 2018 drilling, completion, and infrastructure capital expenditure plan of $750.0 million to $800.0 million.

(2)
Includes amounts related to the divested assets in the Utica, Marcellus, Niobrara and Eagle Ford of approximately $30.2 million, which consists of drilling and completion capital expenditures incurred between the effective date and close date of the divestitures.

(3)
In the second quarter of 2017, Carrizo disclosed that it was no longer providing guidance for leasehold and seismic capital expenditures given the limited visibility and highly discretionary nature of this spending.

(4)
Our capital expenditure plan and the actual capital expenditures exclude acquisitions of oil and gas properties, capitalized general and administrative expense, interest expense and asset retirement costs.

Business Strategy & Competitive Strengths
Our objective is to increase value through the execution of a business strategy focused on growth through the drill-bit complimented by opportunistic acquisitions of oil and gas properties, while maintaining a sound financial position. Key elements of our business strategy and competitive strengths which will support our efforts to successfully execute our business strategy include:

•
Pursue development of high-quality resource plays. We pursue a growth strategy in crude oil plays primarily driven by the attractive relative economics associated with our core positions. All of our 2018 drilling, completion, and infrastructure capital expenditure plan is currently directed towards opportunities that we believe are predominantly prospective for crude oil development. We follow a disciplined approach to drilling wells by applying proven horizontal drilling and hydraulic fracturing technology. Additionally, we rely on advanced technologies, such as 3-D seismic and micro-seismic analysis, to better define geologic risk and enhance the results of our drilling efforts. Our successful drilling program has significantly de-risked our acreage positions in key resource plays.

We continue to focus our capital program on resource plays where individual wells tend to have lower risk, such as our operations in the Eagle Ford and, more recently, the Delaware Basin, two of the highest return plays in North America. Additionally, we continue to take advantage of opportunities to expand our core positions through leasehold acquisitions as evidenced by the ExL Acquisition described below.

•
Operational efficiency and control. We emphasize efficiencies to lower our costs to find, develop and produce our oil and gas reserves. This includes concentrating on our core areas, which allows us to optimize drilling and completion techniques as well as benefit from economies of scale. In addition, as we operate a significant percentage of our properties as well as maintain a minimal level of drilling commitments in order to hold acreage, the majority of our capital expenditure plan is discretionary, allowing us the ability to reallocate or adjust the level of our spending in response to changes in market conditions. For example, we have allocated a larger portion of our 2018 capital expenditure plan as compared to our 2017 capital expenditures to the Delaware Basin primarily as a result of the ExL Acquisition, while maintaining our continued development in the Eagle Ford.

As of December 31, 2017, we operated approximately 91% of the wells in the Eagle Ford and the Delaware Basin in which we held an interest. We held an average working interest of approximately 88% in these operated wells. Our significant operational control, as well as our manageable leasehold obligations, provides us with the flexibility to align capital expenditures with cash flow and control our costs as we transition to an advanced development mode in key plays. As a further result of our operational control, we are generally able to adjust drilling plans in response to changes in commodity prices.

•
Significant growth potential. Our management has continued to focus on high-quality resource plays by expanding positions and completing non-core asset sales. We have developed a significant inventory of future oil-focused drilling locations, primarily in our well-established positions in the Eagle Ford and the Delaware Basin. As of December 31, 2017, we owned leases covering approximately 195,289 gross (145,233 net) acres in these areas. See “—Acreage Data” for further details. Approximately 58% of our estimated proved reserves at December 31, 2017 were undeveloped.

•
Maintain our financial flexibility. We are committed to preserving our financial flexibility. We have historically funded our capital program with a combination of cash generated from operations, proceeds from the divestiture of assets, proceeds from sales of securities, borrowings under our revolving credit facility and proceeds, payments or carried interest from our joint ventures. See “—General Overview” for further details of the redemptions of our 7.50% Senior Notes.

We maintain a financial profile that provides operational flexibility, and our capital structure provides us with the ability to execute our business plan. Our financial profile is designed to allow us to withstand prolonged periods of low commodity prices, but also provides the ability to accelerate activity as commodity prices recover. As of February 23, 2018, we had $141.0 million of outstanding borrowings under our revolving credit facility, with an elected commitment amount of $800.0 million, have no near-term debt maturities, and use commodity derivative instruments to reduce our exposure to commodity price volatility. We attempt to limit our exposure to volatility in commodity prices by actively hedging a portion of our forecast crude oil, NGL, and natural gas production. Our current long-term strategy is to manage exposure to commodity price volatility to achieve a more predictable level of cash flows to support current and future capital expenditure plans.

•
Experienced management and professional workforce. We have an experienced staff, both employees and contractors, of oil and gas professionals, including geophysicists, petrophysicists, geologists, petroleum engineers, production and reservoir engineers and technical support staff. We believe our experience and expertise, particularly as they relate to successfully identifying and developing resource plays, is a competitive advantage.

We believe we have developed a technical advantage from our extensive experience drilling approximately 1,000 horizontal wells in various resource plays, which has allowed our management, technical staff and field operations teams to gain significant experience in resource plays and create highly efficient drilling and completion operations. We now leverage this advantage in our existing, as well as any prospective, shale trends. We plan to focus substantially all of our 2018 capital expenditures in the Eagle Ford and the Delaware Basin.
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
We generally seek to obtain operator rights and control over field operations, and in particular seek to control decisions regarding drilling and completion methods. As of December 31, 2017, we operated 702 gross (563.7 net) productive oil and gas wells. We generally seek to control operations for most new exploration and development, taking advantage of our technical staff’s experience in horizontal drilling and hydraulic fracturing. For example, during 2017, we operated 91% of the wells drilled in the Eagle Ford and the Delaware Basin where we incurred approximately 96% of our 2017 drilling, completion and infrastructure capital expenditures.
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
Summary of 2017 Proved Reserves, Production and Drilling by Area

	Eagle Ford			Delaware Basin		Niobrara (1)		Other		Total
Proved reserves by product
Crude oil (MMBbls)	124.2			40.4		2.8		—		167.4
NGLs (MMBbls)	21.7			20.4		0.5		—		42.6
Natural gas (Bcf)	126.7			180.5		3.3		—		310.5
Total proved reserves (MMBoe)	167.0		(2)	90.9		3.8		—		261.7

Proved reserves by classification (MMBoe)
Proved developed	77.6			27.6		3.8		—		109.0
Proved undeveloped	89.4			63.3		—		—		152.7
Total proved reserves	167.0		(2)	90.9		3.8		—		261.7

Percent of total reserves	64%			35%		1%		—		100%

2017 production (MMBoe)	13.8		(3)	2.5		0.9		2.4		19.6

Percent of total production	70%			13%		5%		12%		100%

	Eagle Ford (4)			Delaware Basin		Niobrara (1)		Other		Total
Operated Well Data	Gross	Net		Gross	Net	Gross	Net	Gross	Net	Gross	Net
Year Ended December 31, 2017
Drilled	91	77.5		14	11.0	—	—	—	—	105	88.5
Completed	88	80.9		14	11.6	—	—	—	—	102	92.5

December 31, 2017
Drilled but uncompleted	37	31.3		6	4.6	—	—	—	—	43	35.9
Producing	538	477.9		34	28.1	130	57.7	—	—	702	563.7

(1)	In January 2018, we closed on the divestiture of substantially all of our Niobrara assets.

(2)	Included in the December 31, 2017 proved reserves are 10.9 MMBoe associated with a portion of our assets in the Eagle Ford that were divested in January 2018.

(3)	Included in 2017 production is 1.3 MMBoe associated with a portion of our assets in the Eagle Ford that were divested in January 2018.

(4)
Included in the well counts above are 5 gross (3.8 net) drilled wells, 5 gross (3.8 net) completed wells, and 96 gross (77.4 net) producing wells associated with a portion of our assets in the Eagle Ford that were divested in January 2018.

Regional Overview
Eagle Ford Shale
The Eagle Ford is our most significant operational area. Our core Eagle Ford properties are located in LaSalle County and, to a lesser extent, in McMullen, Frio and Atascosa counties in Texas. As of December 31, 2017, we held interests in approximately 127,123 gross (103,116 net) acres (97,220 gross (79,612 net) acres after adjusting for the divestiture of a portion of our assets in the Eagle Ford which closed in January 2018 described below). We currently plan for approximately 57% of our 2018 drilling, completion, and infrastructure capital expenditure plan to be directed towards opportunities in the Eagle Ford where we currently expect to operate two drilling rigs during 2018.
On December 11, 2017, we entered into a purchase and sale agreement with EP Energy E&P Company, L.P. to sell a portion of our assets in the Eagle Ford for an agreed upon price of $245.0 million, with an effective date of October 1, 2017, subject to adjustment and customary terms and conditions. On December 11, 2017, we received $24.5 million as a deposit, on January 31, 2018, we received $211.7 million at closing, subject to post-closing adjustments, and on February 16, 2018, we received $10.0 million for leases that were not conveyed at closing, for aggregate net proceeds of $246.2 million, which included preliminary purchase price adjustments primarily related to the net cash flows from the effective date to the closing date.
GAIL Joint Venture. In September 2011, we entered into joint venture arrangements with GAIL GLOBAL (USA) INC. (“GAIL”), a wholly owned subsidiary of GAIL (India) Limited. Under this arrangement, GAIL acquired a 20% interest in certain oil and gas properties in the Eagle Ford and an option to purchase a 20% share of acreage acquired by us after the closing located in specified areas adjacent to the initially purchased areas. We generally serve as operator of the GAIL joint venture properties. As of December 31, 2017, acres included in the GAIL joint venture cover approximately 21% of our total Eagle Ford acreage (14% after adjusting for the divestiture of a portion of our assets in the Eagle Ford which closed in January 2018).
Delaware Basin
During 2014, we began to build an acreage position in the Delaware Basin in Culberson and Reeves counties, Texas, targeting the Wolfcamp Formation. As of December 31, 2017, we held interests in approximately 68,166 gross (42,117 net) acres in the Delaware Basin. In the third quarter of 2017, we closed on the ExL Acquisition which added 16,508 net acres to our portfolio. We currently plan for approximately 43% of our 2018 drilling, completion, and infrastructure capital expenditure plan to be directed towards opportunities in the Delaware Basin where we currently expect to operate three to four drilling rigs during 2018.
Non-Core Divestitures
Niobrara Formation. During the fourth quarter of 2017, we entered into a purchase and sale agreement to sell substantially all of our assets in the Niobrara Formation for an agreed upon price of $140.0 million, with an effective date of October 1, 2017, subject to customary purchase price adjustments. On November 20, 2017, we received $14.0 million as a deposit and on January 19, 2018, we received $122.6 million at closing, subject to post-closing adjustments, for aggregate net proceeds of $136.6 million, which included preliminary purchase price adjustments primarily related to the net cash flows from the divested wells from the effective date to the closing date. We also could receive contingent consideration of $5.0 million per year if crude oil prices exceed specified thresholds for each of the years of 2018 through 2020. In conjunction with the sale, our joint ventures terminated with OIL India (USA) Inc. and IOCL (USA) Inc., wholly owned subsidiaries of OIL India Ltd. and Indian Oil Corporation Ltd., respectively, and Haimo Oil & Gas LLC, a wholly owned subsidiary of Lanzhou Haimo Technologies Co. Ltd.
Marcellus Shale. In the fourth quarter of 2017, we closed on the divestiture of substantially all of our assets in the Marcellus Shale to BKV Chelsea, LLC, a subsidiary of Kalnin Ventures LLC, for an agreed upon price of $84.0 million, with an effective date of April 1, 2017, subject to customary purchase price adjustments. On October 5, 2017, we received $6.3 million into escrow as a deposit and on November 21, 2017, we received $67.6 million at closing, subject to post-closing adjustments, for aggregate net proceeds of $73.9 million, which included preliminary purchase price adjustments primarily related to the net cash flows from the divested wells from the effective date to the closing date. In addition, we could receive contingent consideration of $3.0 million per year with a cap of $7.5 million if natural gas prices exceed specified thresholds for each of the years of 2018 through 2020.
Simultaneous with the signing of the Marcellus Shale transaction discussed above, our existing joint venture partner in the Marcellus Shale, Reliance Marcellus II, LLC (“Reliance”), a wholly owned subsidiary of Reliance Holding USA, Inc. and an affiliate of Reliance Industries Limited, entered into a purchase and sale agreement with BKV Chelsea, LLC to sell its interest in the same oil and gas properties. Simultaneous with the closing of these Marcellus Shale sale transactions, the agreements governing the Reliance joint venture were assigned to the buyer and, after giving effect to such transactions, the Reliance joint venture was terminated except for limited post-closing obligations.
Utica Shale. In the fourth quarter of 2017, we closed on the divestiture of substantially all of our assets in the Utica Shale, located primarily in Guernsey County, Ohio, for an agreed upon price of $62.0 million, with an effective date of April 1, 2017, subject to customary purchase price adjustments. On August 31, 2017, we received $6.2 million from the buyer as a deposit, on November 15, 2017, we received $54.4 million at closing, subject to post-closing adjustments, and on December 28, 2017, we received an additional $2.5 million, for aggregate net proceeds of $63.1 million, which included preliminary purchase price adjustments primarily related to the net cash flows from the divested wells from the effective date to the closing date. In addition, we could receive contingent consideration of $5.0 million per year if crude oil prices exceed specified thresholds for each of the years of 2018 through 2020.

Additional Oil and Gas Disclosures
Proved Oil and Gas Reserves
The following table sets forth our estimated net proved reserves and PV-10 as of December 31, 2017 that were prepared by Ryder Scott Company, L.P. (“Ryder Scott”), our independent third party reserve engineers. For further information concerning Ryder Scott’s estimates of our proved reserves as of December 31, 2017, see the reserve report included as an exhibit to this Annual Report on Form 10-K.
The prices used in the calculation of our estimated proved reserves and PV-10 as of December 31, 2017 were based on the average realized prices for sales of crude oil, NGLs and natural gas on the first calendar day of each month during the 12-month period prior to December 31, 2017 (“12-Month Average Realized Price”) in accordance with SEC rules and were $49.87 per Bbl of crude oil, $19.78 per Bbl of NGLs and $2.96 per Mcf of natural gas.
For further information concerning the present value of estimated future net revenues from these proved reserves, see “Note 2. Summary of Significant Accounting Policies” and “Note 16. Supplemental Disclosures about Oil and Gas Producing Activities (Unaudited)” of the Notes to our Consolidated Financial Statements. See also “—Other Reserve Matters” below for further discussion.
Summary of Proved Oil and Gas Reserves as of December 31, 2017

	Crude Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)	Total (MBoe)	PV-10 (In millions)
Proved developed	69,632	17,447	131,355	108,972	$1,621.0
Proved undeveloped	97,742	25,151	179,115	152,745	$1,017.4
Total Proved	167,374	42,598	310,470	261,717	$2,638.4
Reconciliation of Standardized Measure of Discounted Future Net Cash Flows (GAAP) to PV-10 (Non-GAAP)
We believe that the presentation of PV-10 provides greater comparability when evaluating oil and gas companies due to the many factors unique to each individual company that impact the amount and timing of future income taxes. In addition, we believe that PV-10 is widely used by investors and analysts as a basis for comparing the relative size and value of our proved reserves to other oil and gas companies. PV-10 should not be considered in isolation or as a substitute for the standardized measure of discounted future net cash flows or any other measure of a company’s financial or operating performance presented in accordance with GAAP. The definition of PV-10 as defined in “Item 1. Business—Glossary of Certain Industry Terms” may differ significantly from the definitions used by other companies to compute similar measures. As a result, PV-10 as defined may not be comparable to similar measures provided by other companies. A reconciliation of the standardized measure of discounted future net cash flows to PV-10 is presented below. Neither PV-10 nor the standardized measure of discounted future net cash flows purport to represent the fair value of our proved oil and gas reserves.

As of December 31, 2017
(In millions)
Standardized measure of discounted future net cash flows (GAAP)	$2,465.1
Add: present value of future income taxes discounted at 10% per annum	173.3
PV-10 (Non-GAAP)	$2,638.4
Proved Undeveloped Reserves
The following table provides a summary of the changes in our proved undeveloped reserves (“PUDs”) for the year ended December 31, 2017.

	Crude Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)	Total (MBoe)
PUDs as of December 31, 2016	77,256	14,550	100,391	108,538
Extensions and discoveries	45,995	12,862	92,546	74,281
Purchases of reserves in place	11,071	3,204	34,915	20,094
Divestitures of reserves in place	—	—	(43,782)	(7,297)
Removed due to changes in development plan	(10,670)	(1,851)	(10,684)	(14,302)
Revisions of previous estimates	(5,655)	490	30,191	(133)
Converted to proved developed reserves	(20,255)	(4,104)	(24,462)	(28,436)
PUDs as of December 31, 2017	97,742	25,151	179,115	152,745

Extensions and discoveries of 74.3 MMBoe were due to additional offset locations associated with our drilling program, of which 37.5 MMBoe were in the Eagle Ford and 36.8 MMBoe were in the Delaware Basin. We incurred $22.8 million during 2017 for certain of these PUD locations that were drilled but uncompleted as of December 31, 2017.
Purchases of reserves in place of 20.1 MMBoe were due to the ExL Acquisition in the third quarter of 2017.
Divestitures of reserves in place of 7.3 MMBoe were related to the sale of our assets in the Marcellus Shale in the fourth quarter of 2017. We had no proved undeveloped reserves associated with the Utica Shale.
We removed 14.3 MMBoe of PUDs in the Eagle Ford due to changes in our previously approved development plan, which resulted in the timing of development for certain PUD locations to move beyond five years from initial booking. The drivers of the changes in our previously approved development plan were the recent ExL Acquisition and the move to a more efficient development plan which includes drilling and completing larger pads.
Revisions of previous estimates of 0.1 MMBoe included 5.8 MMBoe of negative revisions due to a downward shift of the type curve for certain PUD locations in the Eagle Ford partially offset by 5.7 MMBoe of positive revisions due to well performance in Marcellus which occurred prior to the sale in November 2017.
We converted 28.4 MMBoe of PUD reserves that were booked as PUDs as of December 31, 2016 to proved developed during 2017, of which 27.7 MMBoe were in the Eagle Ford, at a total cost of $310.2 million, or $10.92 per Boe. We converted an additional 11.4 MMBoe of PUD reserves that were booked as PUDs during 2017 to proved developed, of which 7.7 MMBoe were in the Delaware Basin, at a total cost of $129.4 million, or $11.35 per Boe. We also incurred $47.6 million during 2017 on PUD locations that were drilled but uncompleted as of December 31, 2017 that were booked as PUDs as of December 31, 2016.
As of December 31, 2017, we had 17.0 MMBoe of PUD reserves associated with wells that were drilled but uncompleted, all of which are scheduled to be completed in 2018, with the majority scheduled to be completed during the first half of 2018. We expect to incur $139.8 million of capital expenditures to complete these wells.
At December 31, 2017, we did not have any reserves that have remained undeveloped for five or more years since the date of their initial booking and all PUD locations are scheduled to be developed within five years of their initial booking.
Qualifications of Technical Persons
In accordance with the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and the guidelines established by the Securities and Exchange Commission (“SEC”), Ryder Scott estimated 100% of our proved reserves as of December 31, 2017, 2016, and 2015 as presented in this Annual Report on Form 10-K. The technical persons responsible for preparing the reserves estimates meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Ryder Scott does not own an interest in our properties and is not employed on a contingent fee basis.
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

	Years Ended December 31,
	2017	2016	2015
Total production volumes (1)
Crude oil (MBbls)	12,566	9,423	8,415
NGLs (MBbls)	2,327	1,788	1,352
Natural gas (MMcf)	28,472	25,574	21,812
Total barrels of oil equivalent (MBoe)	19,639	15,473	13,402

Daily production volumes by product (1)
Crude oil (Bbls/d)	34,428	25,745	23,054
NGLs (Bbls/d)	6,376	4,885	3,705
Natural gas (Mcf/d)	78,006	69,873	59,758
Total barrels of oil equivalent per day (Boe/d)	53,805	42,276	36,719

Daily production volumes by region (Boe/d) (1)
Eagle Ford	37,825	30,664	26,377
Delaware Basin	6,713	1,115	104
Niobrara	2,558	2,931	2,957
Marcellus	6,122	6,329	5,850
Utica and other	587	1,237	1,431
Total barrels of oil equivalent (Boe/d)	53,805	42,276	36,719

Average realized prices
Crude oil ($ per Bbl)	$50.39	$40.12	$44.69
NGLs ($ per Bbl)	20.37	12.54	11.54
Natural gas ($ per Mcf)	2.29	1.69	1.72
Total average realized price ($ per Boe)	$37.98	$28.67	$32.03

Average production costs ($ per Boe) (2)	$7.12	$6.38	$6.72

(1)
In the fourth quarter of 2017, we closed on divestitures of substantially all of our assets in the Utica and Marcellus and in the first quarter of 2018, we closed on divestitures of substantially all of our assets in the Niobrara and a portion of our assets in the Eagle Ford. See “Note 3. Acquisitions and Divestitures of Oil and Gas Properties” of the Notes to our Consolidated Financial Statements for further details of these transactions.

(2)	Includes lease operating expenses but excludes production taxes and ad valorem taxes.

Drilling Activity
The following table sets forth our operated and non-operated drilling activity for the years ended December 31, 2017, 2016 and 2015. In the table, “gross” refers to the total wells in which we have a working interest and “net” refers to gross wells multiplied by our working interest therein.

	Years Ended December 31,
	2017				2016		2015
	Gross		Net		Gross	Net	Gross	Net
Exploratory Wells - Productive	47	(1)	7.1	(1)	29	4.5	77	19.5
Exploratory Wells - Nonproductive	—		—		—	—	—	—
Development Wells - Productive	102	(2)	89.7	(2)	81	73.5	65	55.4
Development Wells - Nonproductive	—		—		—	—	—	—

(1)
Includes 37 gross (6.3 net) productive exploratory wells which were part of the divestitures of substantially all of our assets in the Utica, Marcellus and Niobrara, as well as a portion of our assets in the Eagle Ford.

(2)	Includes 5 gross (3.8 net) productive development wells which were part of the divestiture of a portion of our assets in the Eagle Ford.
As of December 31, 2017, we had 55 gross (40.2 net) operated and non-operated wells in various stages of drilling, completion or waiting on completion that are not included in the table above.
Productive Wells
The following table sets forth the number of productive crude oil and natural gas wells in which we owned an interest as of December 31, 2017.

	Company Operated		Non-Operated		Total
	Gross	Net	Gross	Net	Gross	Net
Crude oil (1)	692	555.7	326	28.0	1,018	583.7
Natural gas (2)	10	8.0	17	0.6	27	8.6
Total	702	563.7	343	28.6	1,045	592.3

(1)
Includes 217 gross (127.9 net) and 296 gross (24.7 net) operated and non-operated wells, respectively, which were part of the divestitures of substantially all of our assets in the Niobrara as well as a portion of our assets in the Eagle Ford.

(2)	Includes 9 gross (7.2 net) operated productive natural gas wells which were part of the divestiture of a portion of our assets in the Eagle Ford.
Acreage Data
The following table sets forth certain information regarding our developed and undeveloped acreage as of December 31, 2017. Developed acreage refers to acreage on which wells have been completed to a point that would permit production of oil and gas in commercial quantities. Undeveloped acreage refers to acreage on which wells have not been drilled or completed to a point that would permit production of oil and gas in commercial quantities whether or not the acreage contains proved reserves.

	Developed Acreage		Undeveloped Acreage		Total Acreage (1)		Percent of Net Undeveloped Acreage Expiring
	Gross	Net	Gross	Net	Gross	Net	2018		2019		2020
Eagle Ford	102,387	84,806	24,736	18,310	127,123	103,116	30%	(2)	18%	(3)	9%	(3)
Delaware Basin	24,725	16,789	43,441	25,328	68,166	42,117	23%	(4)	23%	(3)	44%	(3)
Niobrara (5)	40,435	14,603	54,798	16,027	95,233	30,630	8%		14%		12%
Other (6)	1,174	437	60,980	45,421	62,154	45,858	7%		9%		—%
Total	168,721	116,635	183,955	105,086	352,676	221,721	15%		15%		14%

(1)	Total acreage as of December 31, 2017 includes 29,903 gross (23,504 net) acres which were part of our divestiture in the Eagle Ford.

(2)
Of the approximate 5,500 net undeveloped acres scheduled to expire in 2018 in Eagle Ford, approximately 2,600 net undeveloped acres were part of our divestiture in the Eagle Ford. The remaining net undeveloped acres which are set to expire do not have any associated proved undeveloped reserves.

(3)	Proved undeveloped reserves associated with the net undeveloped acres scheduled to expire in 2019 and 2020 are scheduled to be developed prior to the acreage expiration.

(4)
Of the approximate 5,800 net undeveloped acres scheduled to expire in 2018 in the Delaware Basin, approximately 3,600 net undeveloped acres will be held due to development activity or extended by lease extension payments.

(5)	In January 2018, we closed on the divestiture of substantially all of our Niobrara assets.

(6)
Other includes non-core acreage principally located in Texas, Wyoming, West Virginia, Ohio, Pennsylvania, Kentucky, and Illinois, where we do not currently have planned capital expenditures. There are insignificant costs for unproved property and no proved undeveloped reserves associated with the non-core net undeveloped acreage.

Our lease agreements generally terminate if producing wells have not been drilled on the acreage within their primary term or an extension thereof (a period that can be from three to five years depending on the area). The percentage of net undeveloped acreage expiring in 2018, 2019, and 2020 assumes that no producing wells have been drilled on acreage within their primary term or have been extended. We manage our lease expirations to ensure that we do not experience unintended material expirations. Our leasehold management efforts include scheduling drilling in order to hold leases by production or timely exercising our contractual rights to extend the terms of leases by continuous operations or the payment of lease extension payments and delay rentals. We may choose to allow some leases to expire that are no longer part of our development plans.
The proved undeveloped reserves associated with acreage expiring over the next three years are not material to the Company.
Marketing
Typically, our production is sold at the wellhead to unaffiliated third party purchasers. Crude oil is sold at prices based on posted prices or NYMEX plus or minus market differentials for the respective area. Natural gas and NGLs are sold under contract at a negotiated price which is based on the market price for the area or at published prices for specified locations or pipelines and then discounted by the purchaser back to the wellhead based upon a number of factors normally considered in the industry (such as distance from the well to the central market location, well pressure, quality of natural gas and prevailing supply and demand conditions). We have made the strategic decision to sell as much of our natural gas production at the wellhead as possible, so that we can concentrate our efforts and resources on exploration and production which we believe are more consistent with our competitive expertise, rather than natural gas gathering, processing, transportation and marketing. In each case, we sell at competitive market prices based on a differential to several market locations. In instances of depressed oil and gas prices, we may elect to shut-in wells until commodity prices are more favorable. We do not believe the loss of any one of our purchasers would materially affect our ability to sell the oil and gas we produce because we believe other purchasers are available in all our areas of operations.
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
In addition to selling our production at the wellhead, we work with various pipeline companies to procure and to assure capacity for our natural gas. For further discussion of this matter, see “Item 1A. Risk Factors—If our access to markets is restricted, it could negatively impact our production, our income and ultimately our ability to retain our leases. Our ability to sell oil and natural gas and receive market prices for our oil and natural gas may be adversely affected by pipeline and gathering system capacity constraints.” We have entered into various long-term gathering, processing, and transportation contracts with various parties which require us to deliver fixed, determinable quantities of production over specified periods of time. Certain of these contracts require us to make payments for any shortfalls in delivering or transporting minimum volumes under these commitments. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” and “Note 8. Commitments and Contingencies” of the Notes to our Consolidated Financial Statements for additional details regarding our financial commitments under these contracts.

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
Oil Price Controls and Transportation Rates
Our sales of crude oil, condensate and NGLs are not currently regulated and are made at market prices. The price we receive from the sale of these products may be affected by the cost of transporting the products to market. Much of that transportation is through interstate common carrier pipelines. Effective as of January 1, 1995, the FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to specified conditions and limitations. These regulations may tend to increase the cost of transporting crude oil and NGLs by interstate pipeline, although the annual adjustments may result in decreased rates in a given year. Every five years, the FERC must examine the relationship between the annual change in the applicable index and the actual cost changes experienced in the oil pipeline industry. In December 2015, to implement the latest required five-yearly re-determination, the FERC established an upward adjustment in the index to track oil pipeline cost changes. For the five-year period beginning July 1, 2016, FERC established an annual index adjustment equal to the change in the producer price index for finished goods plus 1.23%. Under FERC’s regulations, liquids pipelines can request a rate increase that exceeds the rate obtained through application of the indexing methodology by using a cost-of-service approach, but only after the pipeline establishes that a substantial divergence exists between the actual costs experienced by the pipeline and the rates resulting from application of the indexing methodology. We are not able at this time to predict the effects of this indexing system or any new FERC regulations on the transportation costs associated with oil production from our oil producing operations.
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
Our operations may be subject to the Clean Air Act and comparable state and local requirements. In 1990 Congress adopted amendments to the Clean Air Act containing provisions that have resulted in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations. The EPA and states have developed and continue to develop regulations to implement these requirements. We may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air emission-related issues. Moreover, changes in environmental laws and regulations occur frequently, and stricter laws, regulations or enforcement policies could significantly increase our compliance costs. Further, stricter requirements could negatively impact our production and operations. For example, on October 1, 2015, EPA released a final rule tightening the primary and secondary NAAQS for ground-level ozone from its 2008 standard levels of 75 parts per billion (“ppb”) to 70 ppb. The EPA may designate the areas in which we operate as nonattainment areas under this revised standard. States that contain any areas designated nonattainment, and any tribes that choose to do so, will be required to develop state implementation plans demonstrating how the area will attain the standard within a prescribed period of time. These plans may require the installation of additional equipment to control emissions. Similar initiatives could lead to more stringent air permitting, increased regulation and possible enforcement actions at the local, state, and federal levels.
Additionally, the EPA has established new air emission control requirements for natural gas and NGLs production, processing and transportation activities, including New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, and National Emission Standards for Hazardous Air Pollutants (“NESHAPS”) to address hazardous air pollutants frequently associated with gas production and processing activities. Among other things, these rules require the reduction of volatile organic compound emissions from natural gas wells through the use of reduced emission completions or “green completions” on all hydraulically fractured wells constructed or refractured after January 1, 2015. In addition, gas wells are required to use completion combustion device equipment (i.e., flaring) by October 15, 2012 if emissions cannot be directed to a gathering line. Further, the final rules under NESHAPS include maximum achievable control technology (“MACT”) standards for “small” glycol dehydrators that are located at major sources of hazardous air pollutants and modifications to the leak detection standards for valves. In June 2016, the EPA published updates to new source performance standard requirements that would impose more stringent controls on methane and volatile organic compounds emissions from oil and gas development and production operations, including hydraulic fracturing and other well completion activity. The EPA is currently reconsidering this rule and has proposed to stay its requirements. However, the rule currently remains in effect. Similarly in November 2016, the Bureau of Land Management (“BLM”) issued rules requiring additional efforts by producers to reduce venting, flaring, and leaking of natural gas produced on federal and Native American lands. In December 2017, the BLM issued a final stay of the rules that temporarily suspends or delays their requirements until January 2019, while the BLM considers revising or rescinding the requirements. However, if these requirements go into effect, compliance may require modifications to certain of our operations, including the installation of new equipment to control emissions at the well site that could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.
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
Our operations are also subject to the federal Clean Water Act (“CWA”) and analogous state laws that impose restrictions and strict controls regarding the discharge of pollutants into state waters as well as U.S. waters. Pursuant to the requirements of the CWA, the EPA has adopted regulations concerning discharges of storm water runoff. This program requires covered facilities to obtain individual permits or seek coverage under an EPA general permit. Like OPA, the CWA and analogous state laws relating to the control of water pollution provide varying civil and criminal penalties and liabilities for releases of petroleum or its derivatives into surface waters or into the ground. Similarly, the U.S. Congress has considered legislation to subject hydraulic fracturing operations to federal regulation and to require the disclosure of chemicals used by us and others in the oil and gas industry in the hydraulic fracturing process. Please read “Item 1A. Risk Factors-We are subject to various environmental risks and governmental regulations, including those relating to benzene emissions, hydraulic fracturing and global climate change, and future regulations may be more stringent resulting in increased operating costs and decreased demand for the oil and gas that we produce.”
The Endangered Species Act (“ESA”) restricts activities that may affect endangered or threatened species or their habitats. Some of our operations are located in or near areas that may be designated as habitats for endangered or threatened species, such as the Attwater’s prairie chicken. In these areas, we may be obligated to develop and implement plans to avoid potential adverse effects to protected species and their habitats, and we may be prohibited from conducting operations in certain locations or during certain seasons, such as breeding and nesting seasons, when our operations could have an adverse effect on the species. It is also possible that a federal or state agency could restrict drilling activities in certain locations if it is determined that such activities may have a serious adverse effect on a protected species. The presence of a protected species in areas where we operate could result in increased costs of or limitations on our ability to perform operations and thus have an adverse effect on our business. We believe that we are in substantial compliance with the ESA, and we are not aware of any proposed listings that will affect our operations. However, the designation of previously unidentified endangered or threatened species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected states.
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
Global Climate Change
There is increasing attention in the United States and worldwide being paid to the issue of climate change and the contributing effect of greenhouse gas (“GHG”) emissions. The EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, regulates GHG emissions from certain large stationary sources under the Clean Air Act Prevention of Significant Deterioration (“PSD”) and Title V permitting programs. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards, which will be established by the states or, in some instances, by the EPA on a case-by-case basis. The EPA also expanded its existing GHG emissions reporting rule to apply to the oil and gas source category, including oil and natural gas production facilities and natural gas processing, transmission, distribution and storage facilities. Facilities containing petroleum and natural gas systems that emit 25,000 metric tons or more of CO2 equivalent per year were required to report annual GHG emissions to EPA, for the first time by September 28, 2012. In addition, in June 2016, the EPA published updates to new source performance standard requirements that would impose more stringent controls on methane and volatile organic compounds emissions from oil and gas development and production operations, including hydraulic fracturing and other well completion activity. The EPA is currently reconsidering this rule and has proposed to stay its requirements. However, the rule currently remains in effect.
The U.S. Congress has considered a number of legislative proposals to restrict GHG emissions and more than 20 states, either individually or as part of regional initiatives, have begun taking actions to control or reduce GHG emissions. Efforts have been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. In April 2016, the United States signed the Paris Agreement, which requires countries to review and “represent a progression” in their intended nationally determined contributions, which set GHG emission reduction goals, every five years beginning in 2020. However, in August of 2017, the United States informed the United Nations of its intent to withdraw from the Paris Agreement. The earliest possible effective withdrawal date from the Paris Agreement is November 2020.
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

Customers
The following table presents customers that represent 10% or more of our total revenues for the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
Shell Trading (US) Company	69%	56%	65%
Flint Hills Resources, LP	7%	15%	9%
We do not believe the loss of any one of our purchasers would materially affect our ability to sell the oil and gas we produce as other purchasers are available in our primary areas of activity. See “Additional Oil and Gas Disclosures—Marketing.”
Employees
At December 31, 2017, we had 249 full-time employees. We believe that our relationships with our employees are satisfactory. We regularly use independent contractors and consultants to perform various field and other services.
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
We intend to satisfy the requirement under Item 5.05 of Form 8-K to disclose any amendments to our Code of Ethics and Business Conduct and any waiver from a provision of our Code of Ethics by posting such information on our website at www.carrizo.com under “About—Governance.”
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
Mcfe. Thousand cubic feet equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, or condensate or one Boe of NGLs, which represents the approximate energy content of oil, condensate and NGLs as compared to natural gas. Despite holding this ratio constant at six Mcf to one Bbl, prices have historically often been higher or substantially higher for oil than natural gas on an energy equivalent basis, although there have been periods in which they have been lower or substantially lower.
MMBbls. Million barrels of oil or other liquid hydrocarbons.
MMBoe. Million barrels of oil equivalent.
MMBtu. Million British Thermal Units.
MMcf. Million cubic feet of natural gas.
MMcf/d. Million cubic feet of natural gas per day.
MMcfe. Million cubic feet of natural gas equivalent, determined using the ratio of six Mcf of natural gas to one Bbl of oil, condensate or NGLs, which represents the approximate energy content of oil, condensate and NGLs as compared to natural gas. Despite holding this ratio constant at six Mcf to one Bbl, prices have historically often been higher or substantially higher for oil than natural gas on an energy equivalent basis, although there have been periods in which they have been lower or substantially lower.
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
Item 1A. Risk Factors
Oil and gas prices are highly volatile, and low oil and gas prices or further price decreases will negatively affect our financial position, planned capital expenditures and results of operations.
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
The profitability of wells, particularly in the shale plays in which we primarily operate, is generally reduced or eliminated as commodity prices decline. In addition, certain wells that are profitable may not meet our internal return targets. Based on our current estimates of drilling and completion costs, ultimate recoveries per well, differentials and operating costs, we believe a portion of our acreage if drilled would not be economical at commodity prices existing in 2017 and most would not be economical at the commodity price lows seen in early 2016. There can be no assurance, however, that any wells, including wells drilled on our Eagle Ford and Delaware Basin acreage, will actually be profitable at any estimated prices. The sustained declines in commodity prices have caused us to significantly reduce our exploration and development activity which may adversely affect our results of operations, cash flows and our business.

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
We may not adhere to our proposed drilling schedule.
Our final determination of whether to drill any wells will be dependent on a number of factors, including:

•	the results of our exploration efforts and the acquisition, review and analysis of the seismic data;

•	the availability and cost of sufficient capital resources to us and the other participants for the drilling of the prospects;

•	the approval of the prospects by the other participants after additional data has been compiled;

•
economic and industry conditions at the time of drilling or completion, including prevailing and anticipated prices for oil and gas and the availability and prices of drilling rigs, drilling and hydraulic fracturing crews and equipment, other services, supplies and equipment, and pipeline system and transportation constraints;

•	lease expirations;

•	access to water supplies or restrictions on water disposal;

•	regulatory approvals; and

•	the availability of leases and permits on reasonable terms for the prospects.
Although we have identified or budgeted for numerous drilling prospects, we may not be able to lease or drill those prospects within our expected time frame or at all. Wells that are currently part of our capital plan may be based on statistical results of drilling activities in other 3-D project areas that we believe are geologically similar rather than on analysis of seismic or other data in the prospect area, in which case actual drilling and results are likely to vary, possibly materially, from those statistical results. In addition, our drilling schedule may vary from our expectations because of future uncertainties. We may not be able to raise the capital required to drill all of our identified or budgeted wells. In addition, our ability to produce oil and gas may be significantly affected by the availability and prices of hydraulic fracturing equipment and crews. There can be no assurance that these projects can be successfully developed or that any identified drill sites or budgeted wells will, if drilled, encounter reservoirs of commercially productive oil or gas. We may seek to sell or reduce all or a portion of our interest in a project area or with respect to prospects or budgeted wells within such project area.
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
As of December 31, 2017, approximately 58% of our proved reserves were proved undeveloped. Moreover, some of the producing wells included in our reserve reports as of December 31, 2017 had produced for a relatively short period of time as of that date. Because most of our reserve estimates are calculated using volumetric analysis, those estimates are less reliable than estimates based on a lengthy production history. Volumetric analysis involves estimating the volume of a reservoir based on the net feet of pay of the structure and an estimation of the area covered by the structure based on seismic analysis. In addition, realization or recognition of our proved undeveloped reserves will depend on our development schedule and plans. Lack of reasonable certainty with respect to development plans for proved undeveloped reserves could cause the discontinuation of the classification of these reserves as proved.
The discounted future net cash flows included herein are not necessarily the same as the current market value of our estimated oil and gas reserves. As required by the current requirements for oil and gas reserve estimation and disclosures, the estimated discounted future net cash flows from proved reserves are based on the average of the sales price on the first day of each month during the trailing 12-month period prior to December 31, 2017, with costs determined as of the date of the estimate. If commodity prices remain at their current levels, the estimated discounted future net cash flows from our proved reserves would generally be expected to increase as earlier months with lower commodity sales prices will be removed from this calculation in the future.
Actual future net cash flows also will be affected by factors such as:

•	the actual prices we receive for oil and gas;

•	our actual operating costs in producing oil and gas;

•	the amount and timing of actual production;

•	supply and demand for oil and gas;

•	increases or decreases in consumption of oil and gas; and

•	changes in governmental regulations or taxation.
In addition, the 10% discount factor we use when calculating discounted future net cash flows for reporting requirements in compliance with the Financial Accounting Standards Board Accounting Standards Codification Topic 932, “Extractive Activities-Oil and Gas” may not be the most appropriate discount factor based on interest rates in effect from time to time and risks associated with us or the oil and gas industry in general.

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
We may not be able to achieve the expected benefits of the ExL Acquisition and may have difficulty integrating the ExL Properties.
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
Upon consummation of the ExL Acquisition, our overall level of debt and Preferred Stock obligations increased, which could adversely affect us.
Upon consummation of the ExL Acquisition, our overall debt level increased after giving effect to the ExL Acquisition and our senior notes offering. In connection with the ExL Acquisition, we issued Preferred Stock with an aggregate initial liquidation preference of $250.0 million (subsequently reduced to $200.0 million) that requires us, upon request of holders of a majority of the then-outstanding shares of Preferred Stock, to redeem the Preferred Stock, in whole or in part, on or after the seventh anniversary of its issuance and upon certain defaults and changes of control. Our increased level of debt and other obligations could have significant adverse consequences on our business and future prospects, including the following:

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
Our ability to utilize U.S. net operating loss carryforwards to reduce future taxable income is subject to various limitations under the Internal Revenue Code of 1986, as amended (the “Code”). The utilization of such carryforwards may be limited under Section 382 of the Code upon the occurrence of ownership changes resulting from issuances of our stock or the sale or exchange of our stock by certain shareholders if, as a result, there is an aggregate change of more than 50% in the beneficial ownership of our stock during any three-year period. For this purpose, “stock” includes certain preferred stock and warrants (including the Preferred Stock and the Warrants issued to finance in part, the ExL Acquisition). In the event of such an ownership change, Section 382 of the Code imposes an annual limitation on the amount of our taxable income that can be offset by these loss carryforwards. The limitation is generally equal to the product of (a) the fair market value of our equity multiplied by (b) a percentage approximately equivalent to the yield on long-term tax exempt bonds during the month in which an ownership change occurs. In addition, the limitation is increased if there are recognized built-in gains during any post-change year, but only to the extent of any net unrealized built-in gains inherent in the assets sold. We do not believe we have a Section 382 limitation on the ability to utilize our U.S. loss carryforwards as of December 31, 2017. However, future issuances, sales or exchanges of our stock (including, potentially, relatively small transactions and transactions beyond our control) could, taken together with prior transactions with respect to our stock, trigger an ownership change under Section 382 of the Code and therefore a limitation on our ability to utilize our U.S. loss carryforwards. Any such limitation could cause some of such loss carryforwards to expire before we would be able to utilize them to reduce taxable income in future periods, possibly resulting in a substantial income tax expense or write down of our tax assets or both.
Holders of the Preferred Stock have rights that may restrict our ability to operate our business or be adverse to holders of our common stock.
The Statement of Resolutions Establishing Series of 8.875% Redeemable Preferred Stock of Carrizo Oil & Gas, Inc. (the “Statement of Resolutions”) contains covenants that, among other things, so long as the GSO Funds (as defined below) and their affiliates beneficially own more than 50% of the outstanding Preferred Stock, limit our ability to, without the written consent of a designated representative of the Preferred Stock, but subject to certain exceptions, (i) issue stock senior to or on parity with the Preferred Stock, (ii) incur indebtedness that would cause us to exceed a specified leverage ratio, (iii) amend, modify, alter or supplement our articles of incorporation or the Statement of Resolutions in a manner that would adversely affect the rights, preferences or privileges of the Preferred Stock, (iv) enter into or amend certain debt agreements that would be more restrictive on the payment of dividends on, or redemption of, the Preferred Stock than those existing on the Preferred Stock closing and (v) pay distributions on, purchase or redeem our common stock or other stock junior to the Preferred Stock that would cause us to exceed a specified leverage ratio. We can be required to redeem the Preferred Stock (i) after the seventh anniversary of its initial issuance or (ii) at any time we fail to pay a dividend, subject to limited cure rights.
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
We frequently own less than 100% of the working interest in the oil and gas leases on which we conduct operations, and other parties will own the remaining portion of the working interest. Financial risks are inherent in any operation where the cost of drilling, equipping, completing and operating wells is shared by more than one person. We could be held liable for joint activity obligations of the other working interest owners such as nonpayment of costs and liabilities arising from the actions of the other working interest owners. Some of these working interest owners may experience liquidity and cash flow problems. These problems may lead these parties to attempt to delay the pace of drilling or project development in order to preserve cash. A working interest owner may be unable or unwilling to pay its share of project costs. In some cases, a working interest owner may declare bankruptcy. In the event any of these third party working interest owners do not pay their share of such costs, we would likely have to pay those costs, and we may be unsuccessful in any efforts to recover these costs from such parties, which could materially adversely affect our financial position.
Certain of our undeveloped leasehold assets are subject to leases that will expire over the next several years unless production is established on units containing the acreage or we timely exercise our contractual rights to extend the terms of such leases by continuous operations or the payment of lease extension payments or delay rentals.
Leases on oil and natural gas properties typically have a primary term of three to five years, after which they expire unless, prior to expiration, a well is drilled and production of hydrocarbons in paying quantities is established, applicable lease extension payments or delay rentals are made, or such lease is otherwise maintained pursuant to any applicable continuous operations provision. If our leases on our undeveloped properties expire and we are unable to renew the leases, we will lose our right to develop the related properties. Although we seek to actively manage our undeveloped properties, our drilling plans for these areas are subject to change based upon various factors, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints and regulatory approvals. If commodity prices remain low, we may be required to delay our drilling plans and, as a result, may lose our right to develop the related properties.
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
Market conditions or the unavailability of satisfactory oil and gas transportation arrangements may hinder our access to oil and gas markets or delay our production. The availability of a ready market for our oil and gas production depends on a number of factors, including the demand for and supply of oil and gas and the proximity of reserves to pipelines and terminal facilities. Our ability to market our production depends in substantial part on the availability and capacity of gathering systems, pipelines and processing facilities owned and operated by third parties. Our failure to obtain such services on acceptable terms could materially harm our business. Our productive properties may be located in areas with limited or no access to pipelines, thereby necessitating delivery by other means, such as trucking, or requiring compression facilities. However, such trucking and compression facilities may not always be available to us in acceptable terms or at all. Such restrictions on our ability to sell our oil or gas may have several adverse effects, including higher transportation costs, fewer potential purchasers (thereby potentially resulting in a lower selling price) or, in the event we were unable to market and sustain production from a particular lease for an extended time, possibly causing us to lose a lease due to lack of production. Pipeline and gathering constraints have in the past required, and may in the future require, us to flare natural gas occasionally, decreasing the volumes sold from our wells. Our lease terms may require us to pay royalties on such flared gas to maintain our leases, which could adversely affect our business. There is currently limited pipeline and gathering system capacity in areas where we operate. See “-Interruption to crude oil and natural gas gathering systems, pipelines and transportation and processing facilities we do not own could result in the loss of production and revenues.”
Historically, when available we have generally delivered our oil and gas production through gathering systems and pipelines that we do not own under interruptible or short-term transportation agreements. Under the interruptible transportation agreements, the transportation of our oil and gas production may be interrupted due to capacity constraints on the applicable system, for maintenance or repair of the system, or for other reasons as dictated by the particular agreements. In the Delaware Basin, we have entered into firm transportation agreements for a portion of our production in such areas in order to assure our ability, and that of our purchasers, to successfully market the oil and gas that we produce. We may also enter into firm transportation arrangements for additional production in the future. These firm transportation agreements may be more costly than interruptible or short-term transportation agreements.
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
Our operations are dependent upon the availability, proximity and capacity of pipelines, natural gas gathering systems and transportation and processing facilities we do not own. Any significant change affecting these infrastructure facilities could materially harm our business. The lack of available capacity of gathering systems, pipelines and facilities could reduce the price offered for our production or result in the shut-in of producing wells or the delay or discontinuance of development plans for properties. These systems and facilities may be temporarily unavailable due to adverse weather conditions or operational issues or may not be available to us in the future. See “-Our operations are subject to various operating and other casualty risks that could result in liability exposure or the loss of production and revenues.” Additionally, activists or other efforts may delay or halt the construction of additional pipelines or facilities. To the extent these services are unavailable, we would be unable to realize revenue from wells served by such systems and facilities until suitable arrangements are made to market our production. As a result, we could experience reductions in revenue that could reduce or eliminate the funds available for our exploration and development programs and acquisitions, or result in the loss of property.
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
We have demands on our cash resources, including interest expense, operating expenses and funding of our capital expenditures. Our level of long-term debt, the demands on our cash resources and the provisions of the credit agreement governing our revolving credit facility and the indentures governing our 7.50% Senior Notes, our 6.25% Senior Notes due 2023 (the “6.25% Senior Notes”) and our 8.25% Senior Notes may have adverse consequences on our operations and financial results, including:

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

•	making us more vulnerable to downturns in our business or the economy, including a decline in oil prices.
In addition, the provisions of our revolving credit facility and our 7.50% Senior Notes, our 6.25% Senior Notes and our 8.25% Senior Notes place restrictions on us and certain of our subsidiaries with respect to incurring additional indebtedness and liens, making dividends and other payments to shareholders, repurchasing our common stock, repurchasing or redeeming our 7.50% Senior Notes, our 6.25% Senior Notes and our 8.25% Senior Notes, making investments, acquisitions, mergers and asset dispositions, entering into hedging transactions and other matters. Our revolving credit facility also requires compliance with covenants to maintain specified financial ratios. Our business plan and our compliance with these covenants are based on a number of assumptions, the most important of which is relatively stable oil and gas prices at economically sustainable levels. If the prices that we receive for our oil and gas production continue to remain at low levels or to decline, it could lead to further reduced revenues, cash flow and earnings, which in turn could lead to a default under certain financial covenants contained in our revolving credit facility, including the covenants related to working capital and the ratios described above. Also, a further decline in or sustained low oil and gas prices could result in a lowering of our credit ratings by rating agencies, which could adversely impact the pricing of, or our ability to issue, new debt instruments. Because the calculations of the financial ratios are made as of certain dates, the financial ratios can fluctuate significantly from period to period as the amounts outstanding under our revolving credit facility are dependent on the timing of cash flows related to operations, capital expenditures, sales of oil and gas properties and securities offerings. If a further decline in oil or gas prices were to occur in the future or if low prices continue for an extended period, it could further increase the risk of a lowering in our credit rating or our inability to comply with covenants to maintain specified financial ratios. Additionally, these ratios may have the effect of restricting us from borrowing the full amount available under the borrowing base for our revolving credit facility. In order to provide a margin of comfort with regard to these financial covenants, we may seek to further reduce our capital expenditure plan, sell additional non-strategic assets or opportunistically modify or increase our derivative instruments to the extent permitted under our revolving credit facility. We cannot assure you that we will be able to successfully execute any of these strategies, or if executed, that they will be sufficient to avoid a default under our revolving credit facility if a further decline in oil or gas prices were to occur in the future or if low prices continue for an extended period.
The terms of our Preferred Stock have many of the same effects as our debt and terms of our debt agreements. See “—Upon consummation of the ExL Acquisition, our overall level of debt and Preferred Stock obligations increased, which could adversely affect us.” and “—Holders of the Preferred Stock have rights that may restrict our ability to operate our business or be adverse to holders of our common stock.”
The borrowing base under our revolving credit facility may be reduced below the amount of borrowings outstanding under such facility.
Under the terms of our revolving credit facility, our borrowing base is subject to redeterminations at least semi-annually based in part on assumptions of the administrative agent with respect to, among other things, crude oil and natural gas prices. A negative adjustment could occur if the crude oil and natural gas prices used by the banks in calculating the borrowing base are significantly lower than those used in the last redetermination, including as a result of a decline in crude oil prices or an expectation that such reduced prices will continue. The next redetermination of our borrowing base is scheduled to occur in Spring 2018. In addition, the portion of our borrowing base made available to us is subject to the terms and covenants of our revolving credit facility, including compliance with the ratios and other financial covenants of such facility. In the event the amount outstanding under our revolving credit facility exceeds the redetermined borrowing base, we could be forced to repay a portion of our borrowings. We may not have sufficient funds to make any required repayment. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell a portion of our assets.
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
We have only limited experience drilling wells in the Delaware Basin and less information regarding reserves and decline rates in these shale formations than in some other areas of our operations.
We have limited exploration and development experience in the Delaware Basin. We have participated in the drilling of only 40 gross (20.3 net) wells in the Delaware Basin. Other operators in these areas have significantly more experience in the drilling of wells, including the drilling of horizontal wells. As a result, we have less information with respect to the ultimate recoverable reserves, the production decline rate and other matters relating to the exploration, drilling and development of the Delaware Basin than we have in our Eagle Ford area in which we operate.
If we are unable to acquire adequate supplies of water for our drilling operations or are unable to dispose of the water we use at a reasonable cost and within applicable environmental rules, our ability to produce oil and gas commercially and in commercial quantities could be impaired.
We use a substantial amount of water in our drilling operations. Our inability to locate sufficient amounts of water, or to treat and dispose of water after drilling at a reasonable cost, could adversely impact our operations. Moreover, the imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of oil and gas. Furthermore, future environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells could increase operating costs and cause delays, interruptions or termination of operations, the extent of which cannot be predicted, all of which could have an adverse effect on our operations and financial performance. For example, in June 2016, the EPA established pretreatment standards for disposal of wastewater produced from unconventional oil and natural gas extraction facilities into publicly owned treatment works. In response to these actions, operators including us have begun to rely more on recycling of flowback and produced water from well sites as a preferred alternative to disposal.
We may not increase our acreage positions in areas with exposure to oil, condensate and NGLs.
If we are unable to increase our acreage positions in the Eagle Ford and Delaware Basin, this may detract from our efforts to realize our growth strategy in crude oil plays. Additionally, we may be unable to find or consummate other opportunities in these areas or in other areas with similar exposure to oil, condensate and NGLs on similar terms or at all.
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
Moreover, changes in environmental laws and regulations occur frequently and such laws and regulations tend to become more stringent over time. Increased scrutiny of our industry may also occur as a result of the EPA’s 2017-2019 National Enforcement Initiative, “Ensuring Energy Extraction Activities Comply with Environmental Laws,” through which the EPA will address incidences of noncompliance from natural gas extraction and production activities that may cause or contribute to significant harm to public health or the environment. Stricter laws, regulations or enforcement policies could significantly increase our compliance costs and negatively impact our production and operations, which could have a material adverse effect on our results of operations and cash flows. See “Item 1. Business-Additional Oil and Gas Disclosures-Regulation-Environmental Regulations” for additional information.
There is increasing attention in the United States and worldwide to the issue of climate change and the contributing effect of GHG emissions. The modification of existing laws or regulations or the adoption of new laws or regulations curtailing oil and gas exploration in the areas in which we operate could materially and adversely affect our operations by limiting drilling opportunities or imposing materially increased costs. See “Item 1. Business-Additional Oil and Gas Disclosures-Regulation- Global Climate Change” for additional information.

Hydraulic fracturing is an important and commonly used process in the completion of oil and gas wells, particularly in unconventional resource plays. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate oil and gas production. The U.S. Congress has considered legislation to subject hydraulic fracturing operations to federal regulation and to require the disclosure of chemicals used by us and others in the oil and gas industry in the hydraulic fracturing process. The EPA has asserted federal regulatory authority over hydraulic fracturing involving diesel under the federal Safe Drinking Water Act and has released permitting guidance for hydraulic fracturing operations that use diesel fuel in fracturing fluids in those states where the EPA is the permitting authority. In addition, in March 2015, the BLM issued a final rule to regulate hydraulic fracturing on federal and Indian land. However, in December 2017, the BLM published a final rule rescinding the 2015 rule. Further, the EPA issued an Advanced Notice of Proposed Rulemaking in May 2014 seeking comments relating to the information that should be reported or disclosed for hydraulic fracturing chemical substances and mixtures and mechanisms for obtaining this information. A number of federal agencies are also analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. For example, in December 2016, the EPA released the final results of a study of the potential impacts of hydraulic fracturing activities on drinking water resources in the states where the EPA is the permitted authority. The study concluded that hydraulic fracturing activities can impact drinking water resources under some circumstances, including large volume spills and inadequate mechanical integrity of wells. These ongoing or proposed studies, depending on their course and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act, the Toxic Substances Control Act, or other regulatory mechanisms.
State and federal regulatory agencies recently have focused on a possible connection between hydraulic fracturing related activities and the increased occurrence of seismic activity. When caused by human activity, such events are called induced seismicity. In a few instances, operators of injection wells in the vicinity of seismic events have been ordered to reduce injection volumes or suspend operations. Some state regulatory agencies, including those in Texas, have modified their regulations to account for induced seismicity. Regulatory agencies at all levels are continuing to study the possible linkage between oil and gas activity and induced seismicity. A 2012 report published by the National Academy of Sciences concluded that only a very small fraction of the tens of thousands of injection wells have been suspected to be, or have been, the likely cause of induced seismicity; and a 2015 report by researchers at the University of Texas has suggested that the link between seismic activity and wastewater disposal may vary by region. In March 2016, the United States Geological Survey (the “USGS”) identified states with the most significant hazards from induced seismicity, which included Texas. A 2017 study conducted by the USGS similarly identified a high seismic hazard for areas of several states, including north Texas. A number of lawsuits have been filed alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells and hydraulic fracturing. Such regulations and restrictions could cause delays and impose additional costs and restrictions on our operations and on our and our contractors’ waste disposal activities.
Several states, including states where we operate such as Texas, have proposed or adopted legislative or regulatory restrictions on hydraulic fracturing through additional permit requirements, public disclosure of fracturing fluid contents, water sampling requirements, and operational restrictions. Further, some states and local governments have adopted or are considering adopting bans on drilling. For example, the City of Denton, Texas adopted a moratorium on hydraulic fracturing in November 2014, which was later lifted in 2015. We use hydraulic fracturing extensively and any increased federal, state, local, foreign or international regulation of hydraulic fracturing or offshore drilling, including legislation and regulation in the state of Texas, could reduce the volumes of oil and gas that we can economically recover, which could materially and adversely affect our revenues and results of operations. See “Item 1. Business-Additional Oil and Gas Disclosures-Regulation-Regulation of Natural Gas and Oil Exploration and Production” and “-Environmental Regulations” for additional information.
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
We conduct a portion of our operations through a joint venture, which subjects us to additional risks that could have a material adverse effect on the success of these operations, our financial position and our results of operations.
We conduct a portion of our operations through a joint venture with GAIL. We may also enter into other joint venture arrangements in the future. These third parties may have obligations that are important to the success of the joint venture, such as the obligation to pay carried costs pertaining to the joint venture and to pay their share of capital and other costs of the joint venture. The performance of these third party obligations, including the ability of the third parties to satisfy their obligations under these arrangements, is outside our control. If these parties do not satisfy their obligations under these arrangements, our business may be adversely affected.
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
We may continue to enter into or exercise commodity derivative transactions to manage the price risks associated with our production, which may expose us to risk of financial loss and limit the benefit to us of increases in prices for oil and gas.
Because oil and gas prices are unstable, we periodically enter into price-risk-management transactions such as fixed-rate swaps, costless collars, three-way collars, puts, calls and basis differential swaps to reduce our exposure to price declines associated with a portion of our oil and gas production and thereby to achieve a more predictable cash flow. Additionally, in our ExL Acquisition, we entered into arrangements whereby we will be required to make additional payments if oil prices exceed specified levels for certain periods of time. We have also entered into arrangements in some of our disposition transactions where we similarly receive such payments. The use of these arrangements limits our ability to benefit from increases in the prices of oil and gas. Additionally, some derivative transactions may help to assure favorable pricing in the near term, but at the cost of limiting our ability to benefit from price increases that occur in subsequent years. At any given time our derivative arrangements may apply to only a portion of our production, including following the exercise of any then-existing derivative instruments, thereby providing only partial protection against declines in oil and gas prices. These arrangements may expose us to the risk of financial loss in certain circumstances, including instances in which production is less than expected, our customers fail to purchase contracted quantities of oil and gas or a sudden, unexpected event materially impacts oil or gas prices. In addition, the counterparties under our derivatives contracts may fail to fulfill their contractual obligations to us or there may be an adverse change in the expected differential between the underlying price in the derivative instrument and the actual prices received for our production. During periods of declining commodity prices, our commodity price derivative positions increase, which increases our counterparty exposure.
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
The estimated future net revenues used in the cost center ceiling are calculated using the 12-Month Average Realized Price. Primarily due to declines in the 12-Month Average Realized Price of crude oil, we recognized no impairments of proved oil and gas properties for the year ended December 31, 2017 and $576.5 million for the year ended December 31, 2016. Declines in the 12-Month Average Realized Price of crude oil in subsequent quarters would result in a lower present value of the estimated future net revenues from proved oil and gas reserves and may result in additional impairments of proved oil and gas properties.
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
An impairment does not impact cash flows from operating activities but does reduce earnings and our shareholders’ equity and increases the balance sheet leverage as measured by debt-to-total capitalization. The risk that we will be required to recognize impairments of our proved oil and gas properties increases during periods of low or declining oil or gas prices. In addition, impairments would occur if we were to experience sufficient downward adjustments to our estimated proved reserves or the present value of estimated future net revenues, as further discussed under “-Our reserve data and estimated discounted future net cash flows are estimates based on assumptions that may be inaccurate and are based on existing economic and operating conditions that may change in the future.” We have in the past and could in the future incur additional impairments of oil and gas properties, particularly if oil and natural gas prices decline or remain at low levels.

A valuation allowance on a deferred tax asset could reduce our earnings.
Deferred tax assets are recorded for net operating losses and temporary differences between the book and tax basis of assets and liabilities expected to produce tax deductions in future periods. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those deferred tax assets would be deductible. We assess the realizability of the deferred tax assets each period by considering whether it is more likely than not that all or a portion of our deferred tax assets will not be realized. If we conclude that it is more likely than not that the deferred tax assets will not be realized, we record a valuation allowance against the net deferred tax asset, which has occurred since 2015 where we recorded a valuation allowance, reducing the net deferred tax asset to zero. This valuation allowance reduces earnings and our shareholders’ equity and increases the balance sheet leverage as measured by debt-to-total capitalization. The valuation allowance remained as of December 31, 2017, and will remain until such time, if ever, that we can determine that the net deferred tax assets are more likely than not to be realized.
The taxation of independent producers is subject to change, and federal and state proposals being considered could increase our cost of doing business.
From time to time, legislative proposals are made that would, if enacted into law, make significant changes to United States tax laws, including the elimination or postponement of certain key United States federal income tax incentives currently available to independent producers of oil and natural gas. Proposals that would significantly affect us could include a repeal of the expensing of intangible drilling costs, a repeal of the percentage depletion allowance and an increase in the amortization period of geological and geophysical expenses. These changes, if enacted, will make it more costly for us to explore for and develop our oil and natural gas resources.
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
Our articles of incorporation authorize our board of directors to set the terms of and issue preferred stock without shareholder approval. Our board of directors could use the preferred stock as a means to delay, defer or prevent a takeover attempt that a shareholder might consider to be in our best interest. In addition, our revolving credit facility, our indentures governing our senior notes and our existing Preferred Stock contain terms that may restrict our ability to enter into change of control transactions, including requirements to repay borrowings under our revolving credit facility and to offer to repurchase senior notes or to redeem our Preferred Stock, in either event upon a change in control, as determined under the relevant documents relating to such indebtedness or Preferred Stock. These provisions, along with specified provisions of the Texas Business Organizations Code and our articles of incorporation and bylaws, may discourage or impede transactions involving actual or potential changes in our control, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of our common stock.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Information regarding our properties is included in “Item 1. Business” above and in “Note 3. Acquisitions and Divestitures of Oil and Gas Properties” and “Note 4. Property and Equipment, Net” of the Notes to our Consolidated Financial Statements included in “Item 8. Financial Statements and Supplementary Data,” which information is incorporated herein by reference.
Item 3. Legal Proceedings
From time to time, we are party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not expect these matters to have a materially adverse effect on our financial position or results of operations.
Barrow-Shaver Litigation
On September 24, 2014 an unfavorable jury verdict was delivered against the Company in a case entitled Barrow-Shaver Resources Company v. Carrizo Oil & Gas, Inc. in the amount of $27.7 million. On January 5, 2015 the court entered a judgment awarding the verdict amount plus $2.9 million in attorney fees plus pre-judgment interest. On January 31, 2017, the Twelfth Court of Appeals at Tyler, Texas reversed the trial court decision and rendered judgment in favor of the Company, declaring that the plaintiff take nothing on any of its claims. The plaintiff has filed a motion for rehearing with the Twelfth Court of Appeals at Tyler, Texas and has petitioned the Texas Supreme Court to accept the case for review. Although the Texas Supreme Court has not accepted the case for review, it has asked the parties for briefing on the merits of the dispute. The payment of damages per the original judgment was superseded by posting a bond in the amount of $25.0 million, which will remain outstanding pending resolution of the appeals process (which could take an extended period of time) or agreement of the parties.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information. Our common stock, par value $0.01 per share, trades on the NASDAQ Global Select Market under the symbol “CRZO.” The following table sets forth the high and low intraday sales prices per share of our common stock on the NASDAQ Global Select Market for the periods indicated.

	High	Low
2017
First Quarter	$39.48	$26.08
Second Quarter	30.19	15.05
Third Quarter	18.46	11.10
Fourth Quarter	22.21	14.36
2016
First Quarter	$32.45	$16.10
Second Quarter	42.49	28.51
Third Quarter	41.17	29.52
Fourth Quarter	43.96	32.00
Owners of Record. The closing market price of our common stock on February 23, 2018 was $18.44 per share. As of February 23, 2018, there were an estimated 63 owners of record of our common stock.
Common Stock Dividends. We have not paid any dividends on our common stock in the past and do not intend to pay such dividends in the foreseeable future. We currently intend to retain any earnings for the future operation and development of our business, including exploration, development and acquisition activities. Our revolving credit facility, our senior notes and the terms of our preferred stock restrict our ability to pay dividends. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.”
Purchases of Equity Securities by the Issuer and Affiliated Purchasers. For the year ended December 31, 2017, there were no purchases made by the Company or affiliated purchasers (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of shares of the Company’s common stock.
Common Stock Total Return Performance Graph. The following performance graph contained in this section is not deemed to be “soliciting material” or to be “filed” with the SEC, and will not be incorporated by reference into any other filings under the Securities Act of 1933, as amended (the “Securities Act”) or Securities Exchange Act of 1934, except to the extent that the Company specifically incorporates it by reference into such filing. Shareholders are cautioned against drawing any conclusions from the data contained therein, as past results are not necessarily indicative of future financial performance.
The performance graph below presents a comparison of the yearly percentage change in the cumulative total return on our common stock over the period from December 31, 2012 to December 31, 2017, with the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Exploration & Production Index, over the same period.

The graph assumes an investment of $100 (with reinvestment of all dividends) was invested on December 31, 2012, in our common stock at the closing market price at the beginning of this period and in each of the other two indexes.

	CRZO	S&P 500	DJ U.S. E&P
December 31, 2012	$100	$100	$100
December 31, 2013	$214	$132	$132
December 31, 2014	$199	$151	$117
December 31, 2015	$141	$153	$90
December 31, 2016	$179	$171	$111
December 31, 2017	$102	$208	$113
See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” for information regarding shares of common stock authorized for issuance under our stock incentive plans.

Item 6. Selected Financial Data
Our financial information set forth below for each of the five years in the period ended December 31, 2017, has been derived from information included in our audited consolidated financial statements. This information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included in “Item 8. Financial Statements and Supplementary Data.”

	Years Ended December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Statements of Operations Information:
Total revenues	$745,888	$443,594	$429,203	$710,187	$520,182
Total costs and expenses	654,748	1,119,068	1,727,963	359,977	485,421
Income (loss) from continuing operations	87,110	(675,474)	(1,157,885)	222,283	21,858
Net income (loss) attributable to common shareholders	78,467	(675,474)	(1,155,154)	222,283	21,858
Income (loss) from continuing operations per common share:
Basic	$1.19	($11.27)	($22.50)	$4.90	$0.54
Diluted	$1.18	($11.27)	($22.50)	$4.81	$0.53
Net income (loss) attributable to common shareholders per common share:
Basic	$1.07	($11.27)	($22.45)	$4.90	$0.54
Diluted	$1.06	($11.27)	($22.45)	$4.81	$0.53
Weighted average common shares outstanding:
Basic	73,421	59,932	51,457	45,372	40,781
Diluted	73,993	59,932	51,457	46,194	41,355

Statements of Cash Flows Information:
Net cash provided by operating activities from continuing operations	$422,981	$272,768	$378,735	$502,275	$367,474
Net cash used in investing activities from continuing operations	(1,159,452)	(619,832)	(673,376)	(940,676)	(509,885)
Net cash provided by financing activities from continuing operations	741,817	308,340	330,767	300,290	120,326

Balance Sheet Information:
Working capital	($249,944)	($138,971)	($50,636)	($141,278)	($32,138)
Total assets	2,778,304	1,626,327	2,007,246	2,962,305	2,094,364
Long-term debt	1,629,209	1,325,418	1,236,017	1,332,175	883,851
Preferred stock	214,262	—	—	—	—
Total shareholders’ equity	370,897	23,458	444,054	1,103,441	841,604

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
General Overview
Significant Developments in 2017

•	As a result of our Spring 2017 borrowing base redetermination, our borrowing base was increased from $600.0 million to $900.0 million, with an elected commitment amount of $800.0 million.

•
As a result of our Fall 2017 borrowing base redetermination, our borrowing base was established at $900.0 million, with an elected commitment amount of $800.0 million. The calculation of the $900.0 million borrowing base was supported solely by the reserves of our Eagle Ford and Delaware Basin assets.

•
In the third quarter of 2017, we closed on the ExL Acquisition, which added 16,508 net acres to our portfolio, for aggregate net consideration of $679.8 million. In addition, we have agreed to a contingent payment of $50.0 million per year if crude oil prices exceed specified thresholds for each of the years of 2018 through 2021 with a cap of $125.0 million.

•	We funded the ExL Acquisition through the following financing activities during the third quarter of 2017:

◦	public offering of 15.6 million shares of our common stock at a price per share of $14.28 for net proceeds of $222.4 million, net of offering costs;

◦	public offering of $250.0 million aggregate principal amount of 8.25% Senior Notes due 2025 for net proceeds of $245.4 million, net of underwriting discounts and commissions and offering costs; and

◦
issuance and sale of (i) $250.0 million (250,000 shares) of 8.875% redeemable preferred stock and (ii) warrants for 2,750,000 shares of our common stock for net proceeds of $236.4 million, net of issuance costs

•
In the fourth quarter of 2017, we closed on divestitures of substantially all of our assets in the Utica and Marcellus Shales for aggregate net proceeds of approximately $137.0 million, subject to post-closing adjustments. In addition, we could receive combined contingent consideration from the two divestitures of up to $8.0 million per year with a cap of $22.5 million if crude oil and natural gas prices exceed specified thresholds for each of the years of 2018 through 2020.

•
Also in the fourth quarter of 2017, we entered into purchase and sale agreements to sell substantially all of our assets in the Niobrara Formation and a portion of our assets in the Eagle Ford. Carrizo has received aggregate net proceeds of $382.8 million for these divestitures, subject to post-closing adjustments, both of which closed in January 2018. In addition, we could receive contingent consideration of $5.0 million per year if crude oil prices exceed specified thresholds for each of the years of 2018 through 2020 as part of the Niobrara Formation divestiture.

•	In the fourth quarter of 2017, we redeemed $150.0 million of the $600.0 million aggregate principal amount outstanding of 7.50% Senior Notes due 2020.
Recent Developments

•
In January 2018, we called for redemption a total of $320.0 million aggregate principal amount of the outstanding 7.50% Senior Notes. The proceeds for these redemptions were primarily from the Niobrara and Eagle Ford Shale divestitures discussed above. After these redemptions, we will have $130.0 million aggregate principal amount of 7.50% Senior Notes outstanding.

•
In January 2018, we redeemed 50,000 of the shares of Preferred Stock, representing 20% of the issued and outstanding Preferred Stock, for $50.5 million, which consisted of $1,000.00 per share of Preferred Stock redeemed, plus accrued and unpaid dividends.

•
In January 2018, as a result of the divestiture in the Eagle Ford Shale discussed above, our borrowing base under our revolving credit facility was reduced from $900.0 million to $830.0 million; however, the elected commitment amount remained unchanged at $800.0 million.

•
Our 2018 drilling, completion, and infrastructure capital expenditure plan is currently $750.0 million to $800.0 million, of which 57% is allocated to the Eagle Ford and the remaining 43% allocated to the Delaware Basin. See “—Liquidity and Capital Resources—2018 Drilling, Completion, and Infrastructure Capital Expenditure Plan and Funding Strategy” for additional details.

Results of Operations
Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016
The following table summarizes total production volumes, daily production volumes, average realized prices and revenues for the years ended December 31, 2017 and 2016:

	Years Ended December 31,		2017 Period Compared to 2016 Period
	2017	2016	Increase (Decrease)	% Increase (Decrease)
Total production volumes
Crude oil (MBbls)	12,566	9,423	3,143	33%
NGLs (MBbls)	2,327	1,788	539	30%
Natural gas (MMcf)	28,472	25,574	2,898	11%
Total barrels of oil equivalent (MBoe)	19,639	15,473	4,166	27%

Daily production volumes by product
Crude oil (Bbls/d)	34,428	25,745	8,683	34%
NGLs (Bbls/d)	6,376	4,885	1,491	31%
Natural gas (Mcf/d)	78,006	69,873	8,133	12%
Total barrels of oil equivalent (Boe/d)	53,805	42,276	11,529	27%

Daily production volumes by region (Boe/d)
Eagle Ford	37,825	30,664	7,161	23%
Delaware Basin	6,713	1,115	5,598	502%
Niobrara	2,558	2,931	(373)	(13%)
Marcellus	6,122	6,329	(207)	(3%)
Utica and other	587	1,237	(650)	(53%)
Total barrels of oil equivalent (Boe/d)	53,805	42,276	11,529	27%

Average realized prices
Crude oil ($ per Bbl)	$50.39	$40.12	$10.27	26%
NGLs ($ per Bbl)	20.37	12.54	7.83	62%
Natural gas ($ per Mcf)	2.29	1.69	0.60	36%
Total average realized price ($ per Boe)	$37.98	$28.67	$9.31	32%

Revenues (In thousands)
Crude oil	$633,233	$378,073	$255,160	67%
NGLs	47,405	22,428	24,977	111%
Natural gas	65,250	43,093	22,157	51%
Total revenues	$745,888	$443,594	$302,294	68%
Production volumes in 2017 were 53,805 Boe/d, an increase of 27% from 42,276 Boe/d in 2016. The increase is primarily due to production from our wells in the Eagle Ford and Delaware Basin and the addition of production from the Sanchez Acquisition in late 2016 and the ExL Acquisition in the third quarter of 2017, partially offset by the divestitures in the Marcellus and Utica Shales. Revenues for 2017 increased 68% to $745.9 million compared to $443.6 million in 2016 primarily due to higher commodity prices and increased production.
Lease operating expenses for 2017 increased to $139.9 million ($7.12 per Boe) from $98.7 million ($6.38 per Boe) in 2016. The increase in lease operating expenses is primarily due to increased production and increased workover costs primarily on wells acquired in the Sanchez Acquisition. The increase in lease operating expense per Boe is primarily due to the workover costs described above as well as to an increased proportion of total production from crude oil properties, which have a higher operating cost per Boe than natural gas properties.

Production taxes increased to $32.5 million (or 4.4% of revenues) in 2017 from $19.0 million (or 4.3% of revenues) in 2016 as a result of the increase in crude oil, NGL, and natural gas revenues. The increase in production taxes as a percentage of revenues for 2017 as compared to 2016 is due primarily to a decreased proportion of total revenues attributable to Marcellus production, which is not subject to production taxes.
Ad valorem taxes increased to $7.3 million in 2017 from $5.6 million in 2016. The increase in ad valorem taxes is due to new wells drilled in the Eagle Ford and Delaware Basin in 2016 and new wells acquired in the Sanchez Acquisition in December 2016.
Depreciation, depletion and amortization (“DD&A”) expense for 2017 increased $48.6 million to $262.6 million ($13.37 per Boe) from $214.0 million ($13.83 per Boe) for 2016. The increase in DD&A expense is attributable to increased production, partially offset by the decrease in the DD&A rate per Boe. The decrease in the DD&A rate per Boe is due primarily to impairments of our proved oil and gas properties recorded during 2016, reductions in estimated future development costs as a result of reduced service costs that occurred in the fourth quarter of 2016, and the addition of crude oil reserves in the fourth quarter of 2017, partially offset by the allocation to proved oil and gas properties related to the ExL Acquisition. The components of our DD&A expense were as follows:

	Years Ended December 31,
	2017	2016
	(In thousands)
DD&A of proved oil and gas properties	$257,057	$208,849
Depreciation of other property and equipment	2,484	2,613
Amortization of other assets	1,249	1,136
Accretion of asset retirement obligations	1,799	1,364
Total DD&A	$262,589	$213,962
We did not recognize impairments of proved oil and gas properties for the year ended December 31, 2017. Primarily due to declines in the 12-Month Average Realized Price of crude oil, we recognized impairments of proved oil and gas properties in 2016. Details of the 12-Month Average Realized Price of crude oil for 2017 and 2016 and impairments of proved oil and gas properties for 2016 are summarized in the table below:

	Years Ended December 31,
	2017	2016
Impairment of proved oil and gas properties (in thousands)	$—	$576,540
Crude Oil 12-Month Average Realized Price ($/Bbl) - Beginning of period	$39.60	$47.24
Crude Oil 12-Month Average Realized Price ($/Bbl) - End of period	$49.87	$39.60
Crude Oil 12-Month Average Realized Price percentage increase (decrease) during period	26%	(16%)
General and administrative expense, net decreased to $66.2 million for 2017 from $75.0 million for 2016. The decrease was primarily due to a decrease in stock-based compensation, net as a result of a decrease in the fair value of stock appreciation rights for 2017 due to exercises and expirations and a decrease in fair value of stock appreciation rights in 2017 as compared to an increase in the fair value of stock appreciation rights in 2016, partially offset by higher compensation costs for 2017 as compared to 2016, resulting from an increase in personnel as well as higher annual bonuses awarded in the first quarter of 2017 compared to the first quarter of 2016.

We recorded a loss on derivatives, net of $59.1 million for the year ended December 31, 2017 and a loss on derivatives, net of $49.1 million for the year ended December 31, 2016. The components of our (gain) loss on derivatives, net were as follows:

	Years Ended December 31,
	2017	2016
	(In thousands)
Crude oil derivative positions:
(Gain) loss due to an overall (downward) upward shift in the futures curve of forecasted crude oil prices during the period on derivative positions outstanding at the beginning of the period	($22,951)	$9,664
Loss due to new derivative positions executed during the period (1)	45,790	13,945
Loss due to deferred premium obligations incurred	18,401	5,782
Natural gas derivative positions:
Gain due to downward shift in the futures curve of forecasted natural gas prices during the period on derivative positions outstanding at the beginning of the period	(15,399)	—
Loss due to new derivative positions executed during the period (1)	—	19,584
Loss due to deferred premium obligations incurred	—	98
NGL derivative positions:
Loss due to new derivative positions executed during the period (1)	1,322	—
Contingent consideration (2):
Loss due to upward shift in the futures curve of forecasted commodity prices from the closing date to the end of the period	31,940	—
(Gain) loss on derivatives, net	$59,103	$49,073

(1)
The new derivative positions executed during 2017 and 2016 were in a loss due to an upward shift in the futures curve of forecasted commodity prices for crude oil, NGLs and natural gas subsequent to the respective contract executions.

(2)
We have entered into agreements for acquisitions and divestitures of oil and gas properties containing contingent consideration that are required to be bifurcated and accounted for separately as derivative instruments as they are not clearly and closely related to the host contract. See “Note 11. Derivative Instruments” and “Note 12. Fair Value Measurements” for further discussion of the contingent consideration.

Interest expense, net for 2017 was $80.9 million as compared to $79.4 million for 2016. The increase was primarily due to the interest expense on the $250.0 million aggregate principal amount of our 8.25% Senior Notes that were issued in July 2017 and an increase in interest expense on our revolving credit facility as a result of increased borrowings in 2017 as compared to 2016, partially offset by an increase in capitalized interest as a result of higher average balances of unevaluated leasehold and seismic costs for 2017 as compared to 2016, primarily due to the ExL Acquisition. The components of our interest expense, net were as follows:

	Years Ended December 31,
	2017	2016
	(In thousands)
Interest expense on Senior Notes	$95,272	$85,819
Interest expense on revolving credit facility	8,293	3,907
Amortization of debt issuance costs, premiums, and discounts	4,529	5,565
Other interest expense	1,029	1,138
Capitalized interest	(28,253)	(17,026)
Interest expense, net	$80,870	$79,403
As a result of our redemption of $150.0 million aggregate principal amount of our 7.50% Senior Notes, we recorded a loss on extinguishment of debt of $4.2 million in 2017, which includes the redemption premium paid to redeem the notes and non-cash charges of $1.3 million attributable to the write-off of unamortized premium and debt issuance costs associated with the 7.50% Senior Notes.
The effective income tax rate was 4.4% for 2017 and 0% for 2016. The variance in the effective income tax rate results from income tax expense of $4.0 million recognized during 2017 primarily as a result of the significant changes in our operations in 2017, including the ExL Acquisition in the Delaware Basin and divestitures of substantially all of our assets in the Utica and Marcellus Shales, which resulted in changes to our anticipated future state apportionment for estimated state deferred tax liabilities. For the year ended December 31, 2016, the effective income tax rate was 0% as a result of a full valuation allowance against our net deferred tax assets driven by the impairments of proved oil and gas properties we recognized beginning in the third quarter of 2015 and continuing through the third quarter of 2016.
For the year ended December 31, 2017, we declared and paid $7.8 million of dividends, in cash, to the holders of record of the Preferred Stock, which reduced net income to compute net income attributable to common shareholders.
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
DD&A expense for 2016 decreased $86.0 million to $214.0 million ($13.83 per Boe) from $300.0 million ($22.39 per Boe) for 2015. The decrease in DD&A expense is attributable to the decrease in the DD&A rate per Boe, partially offset by increased production. The DD&A rate per Boe decreased primarily due to impairments of our proved oil and gas properties recorded during 2015 and 2016 as well as reductions in estimated future development costs primarily as a result of reduced service costs that have occurred since 2015. The components of our DD&A expense were as follows:

	Years Ended December 31,
	2016	2015
	(In thousands)
DD&A of proved oil and gas properties	$208,849	$295,452
Depreciation of other property and equipment	2,613	1,932
Amortization of other assets	1,136	1,539
Accretion of asset retirement obligations	1,364	1,112
Total DD&A	$213,962	$300,035
We recognized impairments of proved oil and gas properties for the years ended December 31, 2016 and 2015 primarily due to declines in the 12-Month Average Realized Price of crude oil, as summarized in the table below:

	Years Ended December 31,
	2016	2015
Impairment of proved oil and gas properties (in thousands)	$576,540	$1,224,367
Crude Oil 12-Month Average Realized Price ($/Bbl) - Beginning of period	$47.24	$92.24
Crude Oil 12-Month Average Realized Price ($/Bbl) - End of period	$39.60	$47.24
Crude Oil 12-Month Average Realized Price percentage increase (decrease) during period	(16%)	(49%)
General and administrative expense, net increased to $75.0 million for 2016 from $67.2 million for 2015. The increase was primarily due to an increase in the fair value of stock appreciation rights in 2016 as compared to a decrease in fair value in 2015, partially offset by lower annual bonuses awarded in the first quarter of 2016 as compared to the first quarter of 2015.
We recorded a loss on derivatives, net of $49.1 million for 2016 and a gain on derivatives, net of $99.3 million for 2015. The components of our (gain) loss on derivatives, net were as follows:

	Years Ended December 31,
	2016	2015
	(In thousands)
Crude oil derivative positions:
(Gain) loss due to (downward) upward shift in the futures curve of forecasted crude oil prices during the period on derivative positions outstanding at the beginning of the period	$9,664	($11,462)
(Gain) loss due to new derivative positions executed during the period (1)	13,945	(88,163)
Loss due to deferred premium obligations incurred	5,782	4,426
Natural gas derivative positions:
Gain due to downward shift in the futures curve of forecasted natural gas prices during the period on derivative positions outstanding at the beginning of the period	—	(4,062)
Loss due to new derivative positions executed during the period (1)	19,584	—
Loss due to deferred premium obligations incurred	98	—
(Gain) loss on derivatives, net	$49,073	($99,261)

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
Liquidity and Capital Resources
2018 Drilling, Completion, and Infrastructure Capital Expenditure Plan and Funding Strategy. Our 2018 drilling, completion, and infrastructure capital expenditure plan is $750.0 million to $800.0 million. This incorporates an assumed double-digit increase in oilfield service costs as well as operating two drilling rigs in the Eagle Ford Shale and three to four drilling rigs in the Delaware Basin during 2018, as well as two to three completion crews during the year. We currently intend to finance our 2018 drilling, completion, and infrastructure capital expenditure plan primarily from the sources described below under “—Sources and Uses of Cash.” Our capital program could vary depending upon various factors, including, but not limited to, the availability of drilling rigs and completion crews, the cost of completion services, acquisitions and divestitures of oil and gas properties, land and industry partner issues, our available cash flow and financing, success of drilling programs, weather delays, commodity prices, market conditions, the acquisition of leases with drilling commitments and other factors. The following is a summary of our 2017 capital expenditures:

	Three Months Ended					Year Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017		December 31, 2017
	(In thousands)
Drilling, completion, and infrastructure
Eagle Ford	$111,472	$129,933	$122,281	$100,323		$464,009
Delaware Basin	10,360	11,727	36,055	102,078		160,220
All other regions	6,412	6,734	6,698	7,951		27,795
Total drilling, completion, and infrastructure	128,244	148,394	165,034	210,352	(1)	652,024	(1)
Leasehold and seismic	14,516	34,447	11,819	4,549		65,331
Total (2)	$142,760	$182,841	$176,853	$214,901		$717,355

(1)
Includes amounts related to the divested assets in the Utica, Marcellus, Niobrara and Eagle Ford of approximately $22.1 million and $30.2 million for the three months ended December 31, 2017 and for the year ended December 31, 2017, respectively, which consists of drilling and completion capital expenditures incurred between the effective date and close date of the divestitures. See “Note 3. Acquisitions and Divestitures of Oil and Gas Properties” of the Notes to our Consolidated Financial Statements for further details of these divestitures.

(2)	Capital expenditures exclude acquisitions of oil and gas properties, capitalized general and administrative expense, interest expense and asset retirement costs.
Sources and Uses of Cash. Our primary use of cash is related to our drilling, completion and infrastructure capital expenditures and, to a lesser extent, our leasehold and seismic capital expenditures. For the year ended December 31, 2017, we funded our capital expenditures with cash provided by operations and borrowings under our revolving credit facility. Potential sources of future liquidity include the following:

•
Cash provided by operations. Cash flows from operations are highly dependent on crude oil prices. As such, we hedge a portion of our forecasted production to reduce our exposure to commodity price volatility in order to achieve a more predictable level of cash flows.

•
Borrowings under revolving credit facility. As of February 23, 2018, our revolving credit facility had a borrowing base of $830.0 million, with an elected commitment amount of $800.0 million, with $141.0 million borrowings outstanding and no letters of credit issued, which reduce the amounts available under our revolving credit facility. In connection with the divestiture of a portion of our Eagle Ford acreage, the borrowing base was reduced from $900.0 million to $830.0 million effective with the closing of the divestiture on January 31, 2018; however, the elected commitment amount of $800.0 million remained unchanged. The amount we are able to borrow is subject to compliance with the financial covenants and other provisions of the credit agreement governing our revolving credit facility.

•
Securities offerings. As situations or conditions arise, we may choose to issue debt, equity or other securities to supplement our cash flows. However, we may not be able to obtain such financing on terms that are acceptable to us, or at all. See “Note 6. Long-term Debt” of the Notes to our Consolidated Financial Statements for details of the issuance of the 8.25% Senior Notes, “Note 9. Preferred Stock and Warrants” of the Notes to our Consolidated Financial Statements for details of the Preferred Stock issuance and “Note 10. Shareholders’ Equity and Stock-Based Compensation” of the Notes to our Consolidated Financial Statements for details of the recent common stock offering.

•
Divestitures. We may consider divesting certain properties or assets that are not part of our core business or are no longer deemed essential to our future growth, provided we are able to divest such assets on terms that are acceptable to us. See “Note 3. Acquisitions and Divestitures of Oil and Gas Properties” of the Notes to our Consolidated Financial Statements for further details of the divestitures that occurred in late 2017 and early 2018.

•
Joint ventures. Joint ventures with third parties through which such third parties fund a portion of our exploration activities to earn an interest in our exploration acreage or purchase a portion of interests, or both.

Overview of Cash Flow Activities. Net cash provided by operating activities from continuing operations was $423.0 million, $272.8 million and $378.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. The increase from 2016 to 2017 was driven primarily by an increase in revenues as a result of higher production and commodity prices and a decrease in working capital requirements, partially offset by a decrease in the net cash received from derivative settlements and an increase in operating expenses and cash general and administrative expense. The decrease from 2015 to 2016 was due primarily to a decrease in the net cash received from derivative settlements and an increase in working capital requirements.
Net cash used in investing activities from continuing operations was $1,159.5 million, $619.8 million and $673.4 million for the years ended December 31, 2017, 2016 and 2015, respectively. The increase from 2016 to 2017 was due primarily to funding the ExL Acquisition and increased capital expenditures, primarily in the Eagle Ford Shale and the Delaware Basin, partially offset by increased net proceeds from divestitures of oil and gas properties, which primarily related to the divestitures of substantially all of our assets in the Marcellus Shale and Utica Shale as well as deposits received in connection with the divestitures of a portion of our assets in the Eagle Ford Shale and substantially all of our assets in the Niobrara. The decrease from 2015 to 2016 was due primarily to a reduction in our capital expenditures in 2016 as compared to 2015, partially offset by an increase related to the Sanchez Acquisition in the fourth quarter of 2016.
Net cash provided by financing activities from continuing operations for the years ended December 31, 2017, 2016 and 2015 was $741.8 million, $308.3 million and $330.8 million, respectively. The increase from 2016 to 2017 was due to net proceeds related to the issuance of the 8.25% Senior Notes, the sale of Preferred Stock, the sale of common stock, and increased borrowings net of repayments under our revolving credit facility in 2017 as compared to 2016, partially offset by the redemption of $150.0 million of the 7.50% Senior Notes, increased debt issuance costs related to the amendments to the credit agreement governing the revolving credit facility and dividends paid on the Preferred Stock. The decrease from 2015 to 2016 was primarily due to the proceeds from the issuance of common stock in March and October 2015 and the issuance of the 6.25% Senior Notes in April 2015, partially offset by the tender and redemption of the 8.625% Senior Notes during the second quarter of 2015, the payment of the deferred purchase payment in February 2015, proceeds from the issuance of common stock in October 2016, and decreased borrowings net of repayments under our revolving credit facility in 2016 as compared to 2015.
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

•
Divestitures. In the fourth quarter of 2017, we entered into purchase and sale agreements to sell substantially all of our assets in the Niobrara Formation and a portion of our assets in the Eagle Ford. Carrizo received aggregate net proceeds of $382.8 million for these divestitures, subject to post-closing adjustments, both of which closed in January 2018.

•
Redemptions of 7.50% Senior Notes. In January 2018, we called for redemption a total of $320.0 million aggregate principal amount of the outstanding 7.50% Senior Notes. The proceeds for these redemptions were primarily from the Niobrara and Eagle Ford divestitures discussed above. After these redemptions, we will have $130.0 million aggregate principal amount of 7.50% Senior Notes outstanding. As a result of these redemptions, we expect to record loss on extinguishment of debt of approximately $9.0 million during the first quarter of 2018.

•
Redemption of Preferred Stock. In January 2018, we redeemed 50,000 of the shares of Preferred Stock for $50.5 million, which consisted of $1,000.00 per share of Preferred Stock redeemed, plus accrued and unpaid dividends.

•
Contingent consideration. In connection with the ExL Acquisition, we agreed to a contingent payment of $50.0 million per year if crude oil prices exceed specified thresholds for each of the years of 2018 through 2021 with a cap of $125.0 million. In connection with the sale of our Utica Shale assets, we could receive contingent consideration of $5.0 million per year if crude oil prices exceed specified thresholds for each of the years of 2018 through 2020. In connection with the sale of our Marcellus Shale assets, we could receive contingent consideration of $3.0 million per year if natural gas prices exceed specified thresholds for each of the years of 2018 through 2020 with a cap of $7.5 million. In connection with the sale of our Niobrara Formation assets, we could receive contingent consideration of $5.0 million per year if crude oil prices exceed specified thresholds for each of the years of 2018 through 2020. See “Note 3. Acquisitions and Divestitures of Oil and Gas Properties” of the Notes to our Consolidated Financial Statements for further details of each of these contingent considerations. See also “Item 7A. Qualitative and Quantitative Disclosures about Market Risk” for details of the sensitivities to commodity price of each contingent consideration.

•
Hedging. To manage our exposure to commodity price risk and to provide a level of certainty in the cash flows to support our drilling, completion, and infrastructure capital expenditure plan, we hedge a portion of our forecasted production.

As of February 23, 2018, we had the following outstanding derivative positions at weighted average contract prices:
Crude Oil Fixed Price Swaps

Period	Volumes (Bbls/d)	NYMEX Price ($/Bbl)
FY 2018	6,000	$49.55
Crude Oil Basis Swaps

Period	Volumes (Bbls/d)	LLS-NYMEX Price Differential ($/Bbl)
FY 2018	6,000	$2.91

Period	Volumes (Bbls/d)	Midland-NYMEX Price Differential ($/Bbl)
FY 2018	6,000	($0.10)
Crude Oil Three-Way Collars

		NYMEX Prices
Period	Volumes (Bbls/d)	Sub-Floor Price ($/Bbl)	Floor Price ($/Bbl)	Ceiling Price ($/Bbl)
FY 2018	24,000	$39.38	$49.06	$60.14
FY 2019	12,000	$40.00	$48.40	$60.29
Crude Oil Net Sold Call Options

Period	Volumes (Bbls/d)	NYMEX Ceiling Price ($/Bbl)
FY 2018	3,388	$71.33
FY 2019	3,875	$73.66
FY 2020	4,575	$75.98

NGL Fixed Price Swaps

	OPIS Purity Ethane Mont Belvieu Non-TET		OPIS Propane Mont Belvieu Non-TET		OPIS Normal Butane Mont Belvieu Non-TET		OPIS Isobutane Mont Belvieu Non-TET		OPIS Natural Gasoline Mont Belvieu Non-TET
Period	Volumes (Bbls/d)	Price ($/Bbl)	Volumes (Bbls/d)	Price ($/Bbl)	Volumes (Bbls/d)	Price ($/Bbl)	Volumes (Bbls/d)	Price ($/Bbl)	Volumes (Bbls/d)	Price ($/Bbl)
FY 2018	2,200	$12.01	1,500	$34.23	200	$38.85	600	$38.98	600	$55.23
Natural Gas Fixed Price Swaps

Period	Volumes (MMBtu/d)	NYMEX Price ($/MMBtu)
March 2018 - December 2018	25,000	$3.01
Natural Gas Sold Call Options

Period	Volumes (MMBtu/d)	NYMEX Ceiling Price ($/MMBtu)
FY 2018	33,000	$3.25
FY 2019	33,000	$3.25
FY 2020	33,000	$3.50
If cash flows from operations and borrowings under our revolving credit facility and the other sources of cash described under “—Sources and Uses of Cash” are insufficient to fund our remaining 2018 drilling, completion, and infrastructure capital expenditure plan, we may need to reduce our capital expenditure plan or seek other financing alternatives. We may not be able to obtain financing needed in the future on terms that would be acceptable to us, or at all. If we cannot obtain adequate financing, we may be required to limit or defer a portion of our remaining 2018 drilling, completion, and infrastructure capital expenditure plan, thereby potentially adversely affecting the recoverability and ultimate value of our oil and gas properties. Based on existing market conditions and our expected liquidity needs, among other factors, we may use a portion of our cash flows from operations, proceeds from divestitures, securities offerings or borrowings to reduce debt or Preferred Stock prior to scheduled maturities through debt or Preferred Stock repurchases, either in the open market or in privately negotiated transactions, through debt or Preferred Stock redemptions or tender offers, or through repayments of bank borrowings.
Contractual Obligations
The following table sets forth estimates of our contractual obligations as of December 31, 2017 (in thousands):

	2018	2019	2020	2021	2022	2023 and Thereafter	Total
Long-term debt (1)	$—	$—	$450,000	$—	$291,300	$904,425	$1,645,725
Cash interest on senior notes and other long-term debt (2)	98,260	95,194	95,194	61,444	61,444	83,236	494,772
Cash interest and commitment fees on revolving credit facility (3)	12,795	12,795	12,795	12,795	4,407	—	55,587
Capital leases	1,823	1,800	1,050	—	—	—	4,673
Operating leases	5,038	4,895	4,637	4,450	1,854	—	20,874
Drilling rig contracts (4)	23,885	8,881	—	—	—	—	32,766
Delivery commitments (5)	3,657	3,676	2,757	2,438	10	26	12,564
Asset retirement obligations and other (6)	2,115	479	300	132	229	22,821	26,076
Total Contractual Obligations (7)	$147,573	$127,720	$566,733	$81,259	$359,244	$1,010,508	$2,293,037

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

(3)
Cash interest on our revolving credit facility was calculated using the weighted average interest rate of the outstanding borrowings under the revolving credit facility as of December 31, 2017 of 3.73%. Commitment fees on our revolving credit facility were calculated based on the unused portion of lender commitments as of December 31, 2017, at the applicable commitment fee rate of 0.375%.

(4)
Drilling rig contracts represent gross contractual obligations and accordingly, other joint owners in the properties operated by us will generally be billed for their working interest share of such costs.

(5)
Delivery commitments represent contractual obligations we have entered into for certain gathering, processing and transportation service agreements which require minimum volumes of natural gas to be delivered. The amounts in the table above reflect the aggregate undiscounted deficiency fees assuming no delivery of any natural gas.

(6)
Asset retirement obligations and other are based on estimates and assumptions that affect the reported amounts as of December 31, 2017. Certain of such estimates and assumptions are inherently unpredictable and will differ from actual results. See “Note 2. Summary of Significant Accounting Policies” of the Notes to our Consolidated Financial Statements for further discussion of estimates and assumptions that may affect the reported amounts.

(7)
In connection with the ExL Acquisition, we have agreed to a contingent payment of $50.0 million per year if crude oil prices exceed specified thresholds for each of the years of 2018 through 2021 with a cap of $125.0 million, which is not included in the table above.

Contractual Obligations Executed Subsequent to December 31, 2017
In January and February 2018, we extended two of our current drilling rig contracts for terms of one and two years. The gross contractual obligations for these extended drilling rig contracts are approximately $22.2 million. Additionally, in January and February 2018, we entered into four produced water disposal contracts for terms between five and six years, which require delivery of minimum volumes. The gross contractual obligations for these produced water disposal contracts, which reflect the aggregate undiscounted deficiency fees assuming no delivery of any produced water, are approximately $111.6 million. The gross contractual obligations associated with these drilling rig and produced water disposal contracts are not included in the table above.
Off Balance Sheet Arrangements
We currently do not have any off balance sheet arrangements.
Financing Arrangements
Senior Secured Revolving Credit Facility
We have a senior secured revolving credit facility with a syndicate of banks that, as of December 31, 2017, had a borrowing base of $900.0 million, with an elected commitment amount of $800.0 million, and $291.3 million of borrowings outstanding at a weighted average interest rate of 3.73%. As of December 31, 2017, we had $0.4 million in letters of credit outstanding, which reduce the amounts available under the revolving credit facility. The credit agreement governing our senior secured revolving credit facility provides for interest-only payments until May 4, 2022, when the credit agreement matures (subject to a springing maturity date of June 15, 2020 if the 7.50% Senior Notes have not been refinanced on or prior to such time) and any outstanding borrowings are due.
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
See “Note 6. Long-Term Debt” of the Notes to our Consolidated Financial Statements for additional details of the ninth, tenth and eleventh amendments, rates of interest on outstanding borrowings, commitment fees on the unused portion of lender commitments, and the financial covenants we are subject to under the terms of the credit agreement.
Preferred Stock Purchase Agreement
On June 28, 2017, we entered into a Preferred Stock Purchase Agreement with the GSO Funds to issue and sell in a private placement (i) $250.0 million (250,000 shares) of Preferred Stock and (ii) Warrants for 2,750,000 shares of our common stock, with a term of ten years and an exercise price of $16.08 per share, for a cash purchase price equal to $970.00 per share of Preferred Stock purchased. We paid the GSO Funds $5.0 million as a commitment fee upon signing the Preferred Stock Purchase Agreement. The closing of the private placement occurred on August 10, 2017 contemporaneously with the closing of the ExL Acquisition. We received net proceeds of approximately $236.4 million, net of issuance costs, from the issuance and sale of the Preferred Stock and Warrants, which were used to fund a portion of the purchase price of the ExL Acquisition. See “Note 3. Acquisitions and Divestitures of Oil and Gas Properties” of the Notes to our Consolidated Financial Statements for further details of the ExL Acquisition and “Note 9. Preferred Stock and Warrants” of the Notes to our Consolidated Financial Statements for further details regarding the Preferred Stock and Warrants.
Common Stock Offering
On July 3, 2017, we completed a public offering of 15.6 million shares of our common stock at a price per share of $14.28. We used the net proceeds of $222.4 million, net of offering costs, to fund a portion of the purchase price for the ExL Acquisition and for general corporate purposes.
8.25% Senior Notes due 2025
On July 14, 2017, we closed a public offering of $250.0 million aggregate principal amount of 8.25% Senior Notes due 2025. The 8.25% Senior Notes mature on July 15, 2025 and have interest payable semi-annually each January 15 and July 15. We used the net proceeds of $245.4 million, net of underwriting discounts and commissions and offering costs, to fund a portion of the purchase price for the ExL Acquisition and for general corporate purposes. See “Note 6. Long-Term Debt” of the Notes to our Consolidated Financial Statements for further details regarding the 8.25% Senior Notes.
7.50% Senior Notes due 2020
On November 28, 2017, we delivered a notice of redemption to the trustee for our 7.50% Senior Notes to call for redemption on December 28, 2017, $150.0 million aggregate principal amount of the 7.50% Senior Notes then outstanding. On December 28, 2017, we paid an aggregate redemption price of $156.0 million, which included a redemption premium of $2.8 million as well as accrued and unpaid interest of $3.2 million from the last interest payment date up to, but not including, the redemption date. As a result of the redemption, we recorded a loss on extinguishment of debt of $4.2 million, which includes the redemption premium paid to redeem the notes and non-cash charges of $1.3 million attributable to the write-off of unamortized premium and debt issuance costs associated with the 7.50% Senior Notes. See “Note 6. Long-Term Debt” of the Notes to our Consolidated Financial Statements for further details regarding the 7.50% Senior Notes. See “Note 15. Subsequent Events (Unaudited)” of the Notes to our Consolidated Financial Statements for details of the redemptions of our 7.50% Senior Notes that occurred subsequent to December 31, 2017.
Changes in Prices and Effects of Inflation
Our results of operations and operating cash flows are affected by changes in oil and gas prices. Natural gas prices have declined significantly since mid-2008 and continue to remain depressed. More recently, crude oil prices have declined significantly since 2014, which has adversely affected our results of operations. However crude oil prices have rebounded from the lowest prices in early 2016. If crude oil prices weaken from their current position, it is expected to have a significant impact on future results of operations and operating cash flows. Historically, inflation has had a minimal effect on us. However, with interest rates at historic lows and the government attempting to stimulate the economy through rapid expansion of the money supply in recent years, inflation could become a significant issue in the future.
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
Significant estimates include volumes of proved oil and gas reserves, which are used in calculating DD&A of proved oil and gas property costs, the present value of estimated future net revenues included in the full cost ceiling test, estimates of future taxable income used in assessing the realizability of deferred tax assets, and the estimated costs and timing of cash outflows underlying asset retirement obligations. Oil and gas reserve estimates, and therefore calculations based on such reserve estimates, are subject to numerous inherent uncertainties, the accuracy of which, is a function of the quality and quantity of available data, the application of engineering and geological interpretation and judgment to available data and the interpretation of mineral leaseholds and other contractual arrangements, including adequacy of title and drilling requirements. These estimates also depend on assumptions regarding quantities and production rates of recoverable oil and gas reserves, oil and gas prices, timing and amounts of development costs and operating expenses, all of which will vary from those assumed in our estimates. Other significant estimates are involved in determining acquisition date fair values of assets acquired and liabilities assumed, impairments of unevaluated leasehold costs, fair values of derivative assets and liabilities, fair values of contingent consideration, preferred stock fair value upon issuance, grant date fair value of stock-based awards, and evaluating disputed claims, interpreting contractual arrangements and contingencies. Estimates are based on current assumptions that may be materially affected by the results of subsequent drilling and completion, testing and production as well as subsequent changes in oil and gas prices, interest rates and the market value and volatility of our common stock.
Oil and Gas Properties
Oil and gas properties are accounted for using the full cost method of accounting under which all productive and nonproductive costs directly associated with property acquisition, exploration and development activities are capitalized to cost centers established on a country-by-country basis. The internal cost of employee compensation and benefits, including stock-based compensation, directly associated with acquisition, exploration and development activities are capitalized to either proved or unproved oil and gas properties based on the type of activity and totaled $14.8 million, $10.5 million and $15.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. Internal costs related to production, general corporate overhead and similar activities are expensed as incurred.
Capitalized oil and gas property costs within a cost center are amortized on an equivalent unit-of-production method, converting natural gas to barrels of oil equivalent at the ratio of six thousand cubic feet of gas to one barrel of oil, which represents their approximate relative energy content. The equivalent unit-of-production amortization rate is computed on a quarterly basis by dividing current quarter production by proved oil and gas reserves at the beginning of the quarter then applying such amortization rate to proved oil and gas property costs, which includes estimated asset retirement costs, less accumulated amortization, plus the estimated future expenditures (based on current costs) to be incurred in developing proved reserves, net of estimated salvage values. Average DD&A per Boe of proved oil and gas properties was $13.09, $13.50 and $22.05 for the years ended December 31, 2017, 2016 and 2015, respectively.
Unproved properties, not being amortized, include unevaluated leasehold and seismic costs associated with specific unevaluated properties and related capitalized interest. Individually significant unevaluated leaseholds are assessed on a quarterly basis to determine whether or not and to what extent proved reserves have been assigned to the properties or if an impairment has occurred, in which case the related costs along with associated capitalized interest are reclassified to proved oil and gas properties. Factors we consider in our impairment assessment include drilling results by us and other operators, the terms of oil and gas leases not held by production and drilling, completion, and infrastructure capital expenditure plans. Individually insignificant unevaluated leaseholds are grouped by major area and added to proved oil and gas properties based on the average primary lease term of the properties. Geological and geophysical costs not associated with specific prospects are recorded to proved oil and gas property costs as incurred. We capitalized interest costs to unproved properties totaling $28.3 million, $17.0 million and $32.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. The amount of interest costs capitalized is determined on a quarterly basis based on the average balance of unproved properties and the weighted average interest rate of outstanding borrowings.
Proceeds from the sale of proved and unproved oil and gas properties are recognized as a reduction of proved oil and gas property costs with no gain or loss recognized, unless the sale significantly alters the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. For the years ended December 31, 2017, 2016 and 2015, we did not have any sales of oil and gas properties that significantly altered such relationship.
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

We did not recognize impairments of proved oil and gas properties for the year ended December 31, 2017. Primarily due to declines in the 12-Month Average Realized Prices of crude oil, we recognized impairments of proved oil and gas properties for the years ended December 31, 2016 and 2015. Details of the 12-Month Average Realized Price of crude oil for the years ended December 31, 2017, 2016 and 2015 and the impairments of proved oil and gas properties for the years ended December 31, 2016 and 2015 are summarized in the table below:

	Years Ended December 31,
	2017	2016	2015
Impairment of proved oil and gas properties (in thousands)	$—	$576,540	$1,224,367
Crude Oil 12-Month Average Realized Price ($/Bbl) - Beginning of period	$39.60	$47.24	$92.24
Crude Oil 12-Month Average Realized Price ($/Bbl) - End of period	$49.87	$39.60	$47.24
Crude Oil 12-Month Average Realized Price percentage increase (decrease) during period	26%	(16%)	(49%)
The table below presents various pricing scenarios to demonstrate the sensitivity of our December 31, 2017 cost center ceiling to changes in 12-month average benchmark crude oil and natural gas prices underlying the 12-Month Average Realized Prices. The sensitivity analysis is as of December 31, 2017 and, accordingly, does not consider drilling and completion activity, acquisitions or dispositions of oil and gas properties, production, changes in crude oil and natural gas prices, and changes in development and operating costs occurring subsequent to December 31, 2017 that may require revisions to estimates of proved reserves. See also Part I, “Item 1A. Risk Factors—If crude oil and natural gas prices decline to near or below levels experienced in 2015 and 2016 we could be required to record additional impairments of proved oil and gas properties that would constitute a charge to earnings and reduce our shareholders’ equity.”

	12-Month Average Realized Prices		Excess (deficit) of cost center ceiling over net book value, less related deferred income taxes	Increase (decrease) of cost center ceiling over net book value, less related deferred income taxes
Full Cost Pool Scenarios	Crude Oil ($/Bbl)	Natural Gas ($/Mcf)	(In millions)	(In millions)
December 31, 2017 Actual	$49.87	$2.96	$677

Crude Oil and Natural Gas Price Sensitivity
Crude Oil and Natural Gas +10%	$55.00	$3.27	$1,212	$535
Crude Oil and Natural Gas -10%	$44.74	$2.65	$149	($528)

Crude Oil Price Sensitivity
Crude Oil +10%	$55.00	$2.96	$1,164	$487
Crude Oil -10%	$44.74	$2.96	$196	($481)

Natural Gas Price Sensitivity
Natural Gas +10%	$49.87	$3.27	$725	$48
Natural Gas -10%	$49.87	$2.65	$630	($47)
Oil and Gas Reserve Estimates
The proved oil and gas reserve estimates as of December 31, 2017 included in this document have been prepared by Ryder Scott Company, L.P., (“Ryder Scott”), independent third party reserve engineers. Reserve engineering is a subjective process of estimating underground accumulations of hydrocarbons that cannot be measured in an exact manner. The process relies on judgment and the interpretation of available geologic, geophysical, engineering and production data. The extent, quality and reliability of this data can vary. The process also requires assumptions regarding drilling and operating costs, taxes and availability of funds. The oil and gas reserve estimation and disclosure requirements mandate certain of these assumptions such as existing economic and operating conditions, average crude oil and natural gas prices and the discount rate.
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
Derivative Instruments
We use commodity derivative instruments to reduce our exposure to commodity price volatility for a portion of our forecasted crude oil, NGL, and natural gas production and thereby achieve a more predictable level of cash flows to support our drilling, completion, and infrastructure capital expenditure program. All derivative instruments are recorded in the consolidated balance sheets as either an asset or liability measured at fair value. We net our commodity derivative instrument fair value amounts executed with the same counterparty pursuant to ISDA master agreements, which provide for net settlement over the term of the contract and in the event of default or termination of the contract. As we have elected not to meet the criteria to qualify our derivative instruments for hedge accounting treatment, gains and losses as a result of changes in the fair value of commodity derivative instruments are recognized as (gain) loss on derivatives, net in the consolidated statements of operations in the period in which the changes occur. The net cash flows resulting from the payments to and receipts from counterparties as a result of derivative settlements are classified as cash flows from operating activities. We do not enter into derivative instruments for speculative or trading purposes.
Our Board of Directors establishes risk management policies and, on a quarterly basis, reviews its commodity derivative instruments, including volumes, types of instruments and counterparties. These policies require that commodity derivative instruments be executed only by the President or Chief Financial Officer after consultation with and concurrence by the President, Chief Financial Officer and Chairman of the Board.
We have entered into agreements for acquisitions and divestitures of oil and gas properties that include obligations to pay the seller or rights to receive from the buyer, respectively, additional consideration if commodity prices exceed certain thresholds during certain specified periods in the future. These contingent consideration liabilities and assets are required to be bifurcated and accounted for separately as derivative instruments as they are not considered to be clearly and closely related to the host contract, and recognized at their acquisition or divestiture date fair value in the consolidated balance sheet, with subsequent changes in fair value recognized as (gain) loss on derivatives, net in the consolidated statements of operations in the period in which the changes occur. Cash payments made to settle contingent consideration liabilities are classified as cash flows from financing activities up to the acquisition date fair value with any excess classified as cash flows from operating activities.
Preferred Stock and Warrants
We apply the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of preferred stock. Preferred stock that is not mandatorily redeemable is excluded from liability classification and is evaluated for classification in shareholders’ equity or temporary equity. As the number of common shares that could be delivered upon the holders’ optional redemption is indeterminate, we cannot assert that we will be able to settle in shares of our common stock and, as a result, presents preferred stock as temporary equity. On a quarterly basis, we reassess the presentation of preferred stock in the consolidated balance sheets.
When preferred stock is issued in conjunction with warrants, the warrants are evaluated separately as a freestanding financial instrument to determine whether they must be recorded as a derivative instrument. We further evaluate the warrants for equity classification and have determined that the warrants qualify for equity classification and, therefore, are presented in additional paid-in capital in the consolidated balance sheets. The preferred stock and warrants are recorded based on the net proceeds received allocated to the two instrument’s relative fair values. The preferred stock is subject to accretion from its relative fair value at the issuance date to the redemption value using the effective interest method. The warrants do not require further adjustments from their relative fair value at the issuance date.
Dividends and accretion associated with preferred stock are presented in the consolidated statements of operations as reductions to net income, or increases of net loss, to derive net income (loss) attributable to common shareholders. Dividend payments are presented as a financing activity in the consolidated statement of cash flows.
Income Taxes
Income taxes are recognized based on earnings reported for tax return purposes in addition to a provision for deferred income taxes. Deferred income taxes are recognized at the end of each reporting period for the future tax consequences of cumulative temporary differences between the tax bases of assets and liabilities and their reported amounts in our financial statements based on existing tax laws and enacted statutory tax rates applicable to the periods in which the temporary differences are expected to affect taxable income. As a result of the 2017 Tax Cuts and Jobs Act that was enacted on December 22, 2017, the federal statutory corporate income tax rate was reduced from 35% to 21% effective January 1, 2018. The deferred tax assets and liabilities at December 31, 2017 were re-measured taking into account the new enacted federal statutory corporate income tax rate for which those deferred tax balances were expected to be realized. See “Note 5. Income Taxes” of the Notes to our Consolidated Financial Statements for further discussion. We assess the realizability of our deferred tax assets on a quarterly basis by considering whether it is more likely than not that all or a portion of the deferred tax assets will not be realized. We consider all available evidence (both positive and negative) when determining whether a valuation allowance is required. In making this assessment, we evaluated possible sources of taxable income that may be available to realize the deferred tax assets, including projected future taxable income, the reversal of existing temporary differences, taxable income in carryback years and available tax planning strategies.
A significant item of objective negative evidence considered was the cumulative historical three year pre-tax loss and a net deferred tax asset position at December 31, 2017, driven primarily by the impairments of proved oil and gas properties beginning in the third quarter of 2015 and continuing through the third quarter of 2016, which limits the ability to consider other subjective evidence such as our potential for future growth. We also have estimated U.S. federal net operating loss carryforwards of $1,096.2 million as of December 31, 2017. Beginning in the third quarter of 2015, and continuing through the fourth quarter of 2017, we concluded that it was more likely than not the deferred tax assets will not be realized. As a result, the net deferred tax assets at the end of each quarter, including December 31, 2017, were reduced to zero.
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
During the year ended December 31, 2017, the valuation allowance was reduced by $247.1 million. This was primarily due to the re-measurement of our deferred tax assets as a result of the Tax Cuts and Jobs Act as mentioned above, which resulted in a reduction of $211.7 million, as well as partial releases of $35.4 million, as a result of current year activity. After the impact of the re-measurement and the partial releases, the valuation allowance as of December 31, 2017 was $333.0 million.
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
We classify interest and penalties associated with income taxes as interest expense. We apply the tax law ordering approach to determine the sequence in which deferred tax assets and other tax attributes are utilized.
Commitments and Contingencies
Liabilities are recognized for contingencies when (i) it is both probable that an asset has been impaired or that a liability has been incurred and (ii) the amount of such loss is reasonably estimable. See “Note 8. Commitments and Contingencies” of the Notes to our Consolidated Financial Statements for further detail.
Recent Accounting Pronouncements
See “Note 2. Summary of Significant Accounting Policies - Recent Accounting Pronouncements” of the Notes to our Consolidated Financial Statements for discussion of the recent accounting pronouncements issued by the Financial Accounting Standards Board.
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

We use commodity derivative instruments to reduce our exposure to commodity price volatility for a portion of our forecasted production and thereby achieve a more predictable level of cash flows to support our drilling, completion, and infrastructure capital expenditure program. We do not enter into derivative instruments for speculative or trading purposes. As of December 31, 2017, our commodity derivative instruments consisted of fixed price swaps, basis swaps, three-way collars and purchased and sold call options. See “Note 11. Derivative Instruments” of the Notes to our Consolidated Financial Statements for further details of our crude oil, NGL, and natural gas derivative positions as of December 31, 2017 and “Note 15. Subsequent Events (Unaudited)” of the Notes to our Consolidated Financial Statements for further details of our natural gas derivative positions entered into subsequent to December 31, 2017.
We determined that the Contingent ExL Consideration, the Contingent Utica Consideration, and the Contingent Marcellus Consideration are not clearly and closely related to the purchase and sale agreement for the applicable acquisition or divestiture, and therefore bifurcated these embedded features and reflected the associated assets and liabilities at fair value in the consolidated financial statements. The fair values of the contingent consideration were determined by a third-party valuation specialist using Monte Carlo simulations including significant inputs such as future commodity prices, volatility factors for the future commodity prices and a risk adjusted discount rate. See “Note 11. Derivative Instruments” and “Note 12. Fair Value Measurements” of the Notes to our Consolidated Financial Statements for further details.
Item 7A. Qualitative and Quantitative Disclosures about Market Risk
Commodity Risk
Our primary market risk exposure is the commodity pricing applicable to our oil and gas production. The prices we realize on the sale of such production are primarily driven by the prevailing worldwide price for oil and spot prices of natural gas. The effects of such pricing volatility have been discussed above, and such volatility is expected to continue. A 10% fluctuation in the price received for oil production, excluding the impact of derivative settlements, would have an approximate $63.3 million impact on our revenues and a 10% fluctuation in the price received for gas production, excluding the impact of derivative settlements, would have an approximate $6.5 million impact on our revenues for the year ended December 31, 2017.
We use commodity derivative instruments to reduce our exposure to commodity price volatility for a portion of our forecasted crude oil, NGL, and natural gas production and thereby achieve a more predictable level of cash flows to support our drilling, completion and infrastructure capital expenditure program. We do not enter into derivative instruments for speculative or trading purposes. As of December 31, 2017, our commodity derivative instruments consisted of fixed price swaps, basis swaps, three-way collars and purchased and sold call options. For the years ended December 31, 2017, 2016 and 2015, we recorded in the consolidated statements of operations a loss on derivatives, net of $59.1 million and $49.1 million and a gain on derivatives, net of $99.3 million, respectively. We also received net cash on derivative settlements of $7.8 million, $119.4 million and $194.3 million for the years ended December 31, 2017, 2016 and 2015, respectively, which are presented in the consolidated statements of cash flows.
We have entered into agreements for the acquisition and divestiture of oil and gas properties containing contingent consideration that are, or will be, required to be bifurcated and accounted for separately as derivative instruments as they are not clearly and closely related to the host contract. We record the contingent consideration in the consolidated balance sheets measured at acquisition or divestiture date fair value, with gains and losses as a result of changes in the fair value of the contingent consideration recognized as (gain) loss on derivatives, net in the consolidated statements of operations in the period in which the changes occur.
The following table sets forth the fair values as of December 31, 2017 as well as the impact on the fair values assuming a 10% increase and a 10% decrease in the respective commodity prices:

	Contingent ExL Consideration	Contingent Utica Consideration	Contingent Marcellus Consideration
	(In thousands)
Potential (payment) receipt per year	($50,000)	$5,000	$3,000
Maximum potential (payment) receipt	($125,000)	$15,000	$7,500

Fair value as of December 31, 2017	($85,625)	$7,985	$2,205
10% increase in commodity price	(96,610)	9,405	3,050
10% decrease in commodity price	(65,765)	5,725	1,450
Financial Instruments and Debt Maturities
In addition to our derivative instruments, our other financial instruments consist of cash and cash equivalents, receivables, payables, and long-term debt. The carrying amounts of cash and cash equivalents, receivables, and payables approximate fair value due to the highly liquid or short-term nature of these instruments. The fair values of our 7.50% Senior Notes, 6.25% Senior Notes, 8.25% Senior Notes and other long-term debt as of December 31, 2017 were estimated at approximately $459.5 million,

$674.4 million, $274.4 million and $4.4 million, respectively, and were based on quoted market prices. As of December 31, 2017, scheduled maturities of debt are $450.0 million in 2020, $650.0 million in 2023, $250.0 million in 2025 and $4.4 million in 2028. We had $291.3 million of borrowings outstanding under our revolving credit facility as of December 31, 2017.
Item 8. Financial Statements and Supplementary Data
The financial statements and information required by this Item appears on pages F-1 through F-47 of this Annual Report on Form 10-K.
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
The audit report of Ernst & Young LLP which is included in this Annual Report on Form 10-K, expressed an unqualified opinion on our consolidated financial statements.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this evaluation, management used the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring

Organizations of the Treadway Commission (“COSO”). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Ernst & Young LLP, our independent registered public accounting firm that audited our consolidated financial statements, has also issued its own audit report on the effectiveness of our internal control over financial reporting as of December 31, 2017, which is filed with this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to our definitive Proxy Statement (the “2018 Proxy Statement”) for our 2018 annual meeting of shareholders to be held on May 22, 2018. The 2018 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2017.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the 2018 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2017.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated herein by reference to the 2018 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2017.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the 2018 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2017.
Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to the 2018 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2017.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
Refer to the Index to Consolidated Financial Statements on page F-1 of this Form 10-K for a list of all financial statements filed as part of this report.
(a)(2) Financial Statement Schedules
Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the Company's consolidated financial statements and related notes.

(a)(3) Exhibits
EXHIBIT INDEX

Exhibit Number		Description
†+2.1	—
Purchase and Sale Agreement dated as of June 28, 2017 by and among ExL Petroleum Management, LLC, ExL Petroleum Operating Inc., Carrizo Oil & Gas, Inc., and Carrizo (Permian) LLC (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed June 28, 2017 (File No. 000-29187-87)).

+2.2	—
Purchase and Sale Agreement dated December 9, 2017 between Carrizo Oil & Gas, Inc., Carrizo (Eagle Ford) LLC, and EP Energy E&P Company, L.P., as amended by that certain Closing Agreement and Amendment to Purchase and Sale Agreement dated as of January 31, 2018 between the parties thereto.

†3.1	—
Amended and Restated Articles of Incorporation of Carrizo Oil & Gas, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-29187-87)).

†3.2	—
Articles of Amendment to Amended and Restated Articles of Incorporation of Carrizo Oil & Gas, Inc. dated as of June 24, 2008 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on June 25, 2008 (File No. 000-29187-87)).

†3.3	—
Articles of Amendment to Amended and Restated Articles of Incorporation of Carrizo Oil & Gas, Inc. dated as of May 16, 2017 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 16, 2017 (File No. 000-29187087)).

†3.4	—
Composite Articles of Incorporation of Carrizo Oil & Gas, Inc., giving effect to all amendments through May 16, 2017 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 16, 2017 (File No. 000-29187087)).

†3.5	—
Statement of Resolutions Establishing Series of 8.875% Redeemable Preferred Stock of Carrizo Oil & Gas, Inc., effective August 10, 2017 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 11, 2017 (File No. 000-29187087)).

†3.6	—	Amended and Restated Bylaws of Carrizo Oil & Gas, Inc. (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on February 19, 2015 (File No. 000-29187-87)).
†4.1	—
Indenture dated May 28, 2008 among Carrizo Oil & Gas, Inc., the subsidiaries named therein and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on May 28, 2008 (File No. 000-29187-87)).

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

†4.22	—
Officers’ Certificate of Carrizo Oil & Gas, Inc. dated as of November 17, 2011 (incorporated herein by reference to Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on November 17, 2011 (File No. 000-29187-87)).

†4.23	—
Officers’ Certificate of Carrizo Oil & Gas, Inc. dated as of February 23, 2015 (incorporated herein by reference to Exhibit 4.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 000-29187-87)).

†4.24	—
Warrant Agreement, dated as of August 10, 2017, between Carrizo Oil & Gas, Inc. and Wells Fargo Bank, N.A., as warrant agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2017 (File No. 000-29187087)).

*†10.1	—
Amended and Restated Incentive Plan of Carrizo Oil & Gas, Inc. effective as of May 15, 2014 (the “2014 Incentive Plan”) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2014 (File No. 000-29187-87)).

*†10.2	—
2017 Incentive Plan of Carrizo Oil & Gas, Inc. effective as of May 16, 2017 (the “2017 Incentive Plan”) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2017 (File No. 000-29187087)).

*†10.3	—
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

*†10.5	—
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

*†10.11	—
Employment Agreement between the Company and Gerald A. Morton (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 100-29187-87)).

*†10.12	—
Form of Employee Restricted Stock Award Agreement (Officer) under the 2014 Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 17, 2013 (File No. 000-29187-87)).

*†10.13	—
Form of Employee Restricted Stock Unit Award Agreement (Officer) under the 2014 Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 17, 2013 (File No. 000-29187-87)).

*†10.14	—
Form of Employee Performance Share Award Agreement under the 2014 Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 000-29187-87)).

*†10.15	—
Form of Employee Stock Appreciation Rights Agreement (Officer) under the 2014 Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 17, 2013 (File No. 000-29187-87)).

*†10.16	—
Form of Employee Stock Appreciation Rights Agreement (Officer) under the Carrizo Oil & Gas, Inc. Cash-Settled Stock Appreciation Rights Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 17, 2013 (File No. 000-29187-87)).

*†10.17	—
Form of Director Restricted Stock Unit Agreement under the 2017 Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 16, 2017 (File No. 000-29187-87)).

*†10.18	—
Form of Employee Restricted Stock Unit Agreement under the 2017 Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 16, 2017 (File No. 000-29187-87)).

*10.19	—	Form of Employee Restricted Stock Agreement under the 2017 Incentive Plan.
*10.20	—	Form of Employee Performance Share Award Agreement (Officer) under the 2017 Incentive Plan.
*10.21	—	Form of Employee Stock Appreciation Rights Agreement (Officer) under the 2017 Incentive Plan.
*10.22	—	Form of Employee Stock Appreciation Rights Agreement (Officer) under the Carrizo Oil & Gas, Inc. Cash-Settled Stock Appreciation Rights Plan.
†10.23	—
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
Seventh Amendment to Credit Agreement, dated as of October 30, 2015, among Carrizo Oil & Gas, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lender parties thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 000-29187-87)).

†10.31	—
Eighth Amendment to Credit Agreement, dated as of May 3, 2016, among Carrizo Oil & Gas, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lender parties thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2016 (File No. 000-29187-87)).

†10.32	—
Ninth Amendment to Credit Agreement, dated as of May 4, 2017, among Carrizo Oil & Gas, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lender parties thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed on May 9, 2017 (File No. 000-29187-87)).

†10.33	—
Tenth Amendment to Credit Agreement, dated as of June 28, 2017, among Carrizo Oil & Gas, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lender parties thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 28, 2017 (File No. 000-29187087)).

†10.34	—
Eleventh Amendment to Credit Agreement, dated as of November 3, 2017, among Carrizo Oil & Gas, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lender parties thereto (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 10-Q filed on November 9, 2017 (File No. 000-29187087)).

†10.35	—
Form of Indemnification Agreement between the Company and each of its directors and executive officers (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K for the year ended December 31, 1997 (File No. 000-29187-87)).

†10.36	—	Form of Amendment to Director Indemnification Agreement (incorporated herein by reference to Exhibit 99.8 to the Company’s Current Report a Form 8-K filed February 27, 2002 (File No. 000-29187-87)).
†10.37	—
Preferred Stock Purchase Agreement dated as of June 28, 2017 between Carrizo Oil & Gas, Inc. and the purchasers named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 28, 2017 (File No. 000-29187087)).

†10.38	—
Registration Rights Agreement dated as of August 10, 2017 between Carrizo Oil & Gas, Inc. and the GSO Funds party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2017 (File No. 000-29187087)).

†10.39	—
Standstill and Voting Agreement dated as of August 10, 2017 between Carrizo Oil & Gas, Inc. and the GSO Funds party thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 11, 2017 (File No. 000-29187087)).

21.1	—	Subsidiaries of the Company.
23.1	—	Consent of Ernst & Young LLP.
23.2	—	Consent of KPMG LLP.
23.3	—	Consent of Ryder Scott Company, L.P.
31.1	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	—	Summary of Reserve Report and Report of Ryder Scott Company, L.P. as of December 31, 2017.
101	—	Interactive Data Files.

†    Incorporated by reference as indicated.
*    Management contract or compensatory plan or arrangement.

+
Schedules to this exhibit have been omitted pursuant to Item 601(b) of Regulation S-K; a copy of the omitted schedules will be furnished to the U.S. Securities and Exchange Commission supplementally upon request.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Carrizo Oil & Gas, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Carrizo Oil & Gas, Inc. (the Company) as of December 31, 2017, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017, and the results of its operations and its cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Houston, Texas
February 28, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Carrizo Oil & Gas, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Carrizo Oil & Gas, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Carrizo Oil & Gas, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet as of December 31, 2017, and the related consolidated statements of operations, shareholders’ equity and cash flows for the year then ended, and the related notes and our report dated February 28, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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
/s/ Ernst & Young LLP

Houston, Texas
February 28, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Carrizo Oil & Gas, Inc.:

We have audited the accompanying consolidated balance sheet of Carrizo Oil & Gas, Inc. and subsidiaries (the Company) as of December 31, 2016, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the years in the two‑year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Carrizo Oil & Gas, Inc. and subsidiaries as of December 31, 2016, and the results of their operations and their cash flows for each of the years in the two‑year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Houston, Texas
February 27, 2017

CARRIZO OIL & GAS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2017	2016
Assets
Current assets
Cash and cash equivalents	$9,540	$4,194
Accounts receivable, net	107,441	64,208
Other current assets	5,897	4,586
Total current assets	122,878	72,988
Property and equipment
Oil and gas properties, full cost method
Proved properties, net	1,965,347	1,294,667
Unproved properties, not being amortized	660,287	240,961
Other property and equipment, net	10,176	10,132
Total property and equipment, net	2,635,810	1,545,760
Other assets	19,616	7,579
Total Assets	$2,778,304	$1,626,327

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$74,558	$55,631
Revenues and royalties payable	52,154	38,107
Accrued capital expenditures	119,452	36,594
Accrued interest	28,362	22,016
Accrued lease operating expense	18,223	12,377
Derivative liabilities	57,121	22,601
Other current liabilities	22,952	24,633
Total current liabilities	372,822	211,959
Long-term debt	1,629,209	1,325,418
Asset retirement obligations	23,497	20,848
Derivative liabilities	112,332	27,528
Deferred income taxes	3,635	—
Other liabilities	51,650	17,116
Total liabilities	2,193,145	1,602,869
Commitments and contingencies
Preferred Stock
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 250,000 issued and outstanding as of December 31, 2017 and none issued and outstanding as of December 31, 2016	214,262	—
Shareholders’ equity
Common stock, $0.01 par value, 180,000,000 shares authorized; 81,454,621 issued and outstanding as of December 31, 2017 and 90,000,000 shares authorized; 65,132,499 issued and outstanding as of December 31, 2016	815	651
Additional paid-in capital	1,926,056	1,665,891
Accumulated deficit	(1,555,974)	(1,643,084)
Total shareholders’ equity	370,897	23,458
Total Liabilities and Shareholders’ Equity	$2,778,304	$1,626,327
The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2017	2016	2015
Revenues
Crude oil	$633,233	$378,073	$376,094
Natural gas liquids	47,405	22,428	15,608
Natural gas	65,250	43,093	37,501
Total revenues	745,888	443,594	429,203

Costs and Expenses
Lease operating	139,854	98,717	90,052
Production taxes	32,509	19,046	17,683
Ad valorem taxes	7,267	5,559	9,255
Depreciation, depletion and amortization	262,589	213,962	300,035
General and administrative, net	66,229	74,972	67,224
(Gain) loss on derivatives, net	59,103	49,073	(99,261)
Interest expense, net	80,870	79,403	69,195
Impairment of proved oil and gas properties	—	576,540	1,224,367
Loss on extinguishment of debt	4,170	—	38,137
Other expense, net	2,157	1,796	11,276
Total costs and expenses	654,748	1,119,068	1,727,963

Income (Loss) From Continuing Operations Before Income Taxes	91,140	(675,474)	(1,298,760)
Income tax (expense) benefit	(4,030)	—	140,875
Income (Loss) From Continuing Operations	$87,110	($675,474)	($1,157,885)
Income From Discontinued Operations, Net of Income Taxes	—	—	2,731
Net Income (Loss)	$87,110	($675,474)	($1,155,154)
Dividends on preferred stock	(7,781)	—	—
Accretion on preferred stock	(862)	—	—
Net Income (Loss) Attributable to Common Shareholders	$78,467	($675,474)	($1,155,154)

Net Income (Loss) Attributable to Common Shareholders Per Common Share
Basic	$1.07	($11.27)	($22.45)
Diluted	$1.06	($11.27)	($22.45)

Weighted Average Common Shares Outstanding
Basic	73,421	59,932	51,457
Diluted	73,993	59,932	51,457
The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance as of January 1, 2015	46,127,924	$461	$915,436	$187,544	$1,103,441
Stock options exercised for cash	2,433	—	46	—	46
Stock-based compensation expense	—	—	25,707	—	25,707
Issuance of common stock upon grants of restricted stock awards and vestings of restricted stock units	630,723	6	(150)	—	(144)
Sale of common stock, net of offering costs	11,500,000	115	470,043	—	470,158
Other	71,913	1	(1)	—	—
Net loss	—	—	—	(1,155,154)	(1,155,154)
Balance as of December 31, 2015	58,332,993	$583	$1,411,081	($967,610)	$444,054
Stock-based compensation expense	—	—	31,194	—	31,194
Issuance of common stock upon grants of restricted stock awards and vestings of restricted stock units	799,506	8	(63)	—	(55)
Sale of common stock, net of offering costs	6,000,000	60	223,679	—	223,739
Net loss	—	—	—	(675,474)	(675,474)
Balance as of December 31, 2016	65,132,499	$651	$1,665,891	($1,643,084)	$23,458
Stock-based compensation expense	—	—	23,625	—	23,625
Issuance of common stock upon grants of restricted stock awards and vestings of restricted stock units and performance shares	722,122	8	(42)	—	(34)
Sale of common stock, net of offering costs	15,600,000	156	222,222	—	222,378
Issuance of warrants	—	—	23,003	—	23,003
Dividends on preferred stock	—	—	(7,781)	—	(7,781)
Accretion on preferred stock	—	—	(862)	—	(862)
Net income	—	—	—	87,110	87,110
Balance as of December 31, 2017	81,454,621	$815	$1,926,056	($1,555,974)	$370,897
The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2017	2016	2015
Cash Flows From Operating Activities
Net income (loss)	$87,110	($675,474)	($1,155,154)
Income from discontinued operations, net of income taxes	—	—	(2,731)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities from continuing operations
Depreciation, depletion and amortization	262,589	213,962	300,035
Impairment of proved oil and gas properties	—	576,540	1,224,367
(Gain) loss on derivatives, net	59,103	49,073	(99,261)
Cash received for derivative settlements, net	7,773	119,369	194,296
Loss on extinguishment of debt	4,170	—	38,137
Stock-based compensation expense, net	14,309	36,086	14,729
Deferred income taxes	3,635	—	(140,875)
Non-cash interest expense, net	3,657	4,172	4,289
Other, net	2,337	3,753	5,709
Changes in components of working capital and other assets and liabilities-
Accounts receivable	(41,630)	(12,836)	29,781
Accounts payable	11,822	(30,130)	(12,617)
Accrued liabilities	11,512	(7,938)	(17,517)
Other assets and liabilities, net	(3,406)	(3,809)	(4,453)
Net cash provided by operating activities from continuing operations	422,981	272,768	378,735
Net cash used in operating activities from discontinued operations	—	—	(1,368)
Net cash provided by operating activities	422,981	272,768	377,367
Cash Flows From Investing Activities
Capital expenditures	(654,711)	(480,929)	(675,952)
Acquisitions of oil and gas properties	(695,774)	(153,521)	(1,817)
Net proceeds from divestitures of oil and gas properties	197,564	15,564	8,047
Other, net	(6,531)	(946)	(3,654)
Net cash used in investing activities from continuing operations	(1,159,452)	(619,832)	(673,376)
Net cash used in investing activities from discontinued operations	—	—	(2,678)
Net cash used in investing activities	(1,159,452)	(619,832)	(676,054)
Cash Flows From Financing Activities
Issuance of senior notes	250,000	—	650,000
Tender and redemptions of senior notes	(152,813)	—	(626,681)
Payment of deferred purchase payment	—	—	(150,000)
Borrowings under credit agreement	1,992,523	770,291	1,126,860
Repayments of borrowings under credit agreement	(1,788,223)	(683,291)	(1,126,860)
Payments of debt issuance costs and credit facility amendment fees	(9,051)	(1,330)	(12,420)
Sale of common stock, net of offering costs	222,378	223,739	470,158
Sale of preferred stock, net of offering costs	236,404	—	—
Payment of dividends on preferred stock	(7,781)	—	—
Proceeds from stock options exercised	—	—	46
Other, net	(1,620)	(1,069)	(336)
Net cash provided by financing activities from continuing operations	741,817	308,340	330,767
Net cash provided by financing activities from discontinued operations	—	—	—
Net cash provided by financing activities	741,817	308,340	330,767
Net Increase (Decrease) in Cash and Cash Equivalents	5,346	(38,724)	32,080
Cash and Cash Equivalents, Beginning of Year	4,194	42,918	10,838
Cash and Cash Equivalents, End of Year	$9,540	$4,194	$42,918
The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Nature of Operations
Carrizo Oil & Gas, Inc. is a Houston-based energy company which, together with its subsidiaries (collectively, the “Company”), is actively engaged in the exploration, development, and production of crude oil, NGLs, and gas from resource plays located in the United States. The Company’s current operations are principally focused in proven, producing oil and gas plays primarily in the Eagle Ford Shale in South Texas and the Permian Basin in West Texas.
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
Significant estimates include volumes of proved oil and gas reserves, which are used in calculating depreciation, depletion and amortization (“DD&A”) of proved oil and gas property costs, the present value of estimated future net revenues included in the full cost ceiling test, estimates of future taxable income used in assessing the realizability of deferred tax assets, and the estimated costs and timing of cash outflows underlying asset retirement obligations. Oil and gas reserve estimates, and therefore calculations based on such reserve estimates, are subject to numerous inherent uncertainties, the accuracy of which, is a function of the quality and quantity of available data, the application of engineering and geological interpretation and judgment to available data and the interpretation of mineral leaseholds and other contractual arrangements, including adequacy of title and drilling requirements. These estimates also depend on assumptions regarding quantities and production rates of recoverable oil and gas reserves, oil and gas prices, timing and amounts of development costs and operating expenses, all of which will vary from those assumed in the Company’s estimates. Other significant estimates are involved in determining acquisition date fair values of assets acquired and liabilities assumed, impairments of unevaluated leasehold costs, fair values of derivative assets and liabilities, fair values of contingent consideration, preferred stock fair value upon issuance, grant date fair value of stock-based awards, and evaluating disputed claims, interpreting contractual arrangements and contingencies. Estimates are based on current assumptions that may be materially affected by the results of subsequent drilling and completion, testing and production as well as subsequent changes in oil and gas prices, interest rates and the market value and volatility of the Company’s common stock.
Cash and Cash Equivalents
Cash equivalents include highly liquid investments with original maturities of three months or less. Certain of the Company’s cash accounts are zero-balance controlled disbursement accounts that do not have the right of offset against the Company’s other cash balances. The outstanding checks written against these zero-balance accounts have been classified as a component of accounts payable in the consolidated balance sheets and totaled $62.6 million and $34.3 million as of December 31, 2017 and 2016, respectively.
Accounts Receivable
As of December 31, 2017 payables due to related parties were less than $0.1 million and as of December 31, 2016, receivables due from related parties were $0.9 million. The Company establishes an allowance for doubtful accounts when it determines that it will not collect all or a part of an accounts receivable balance. The Company assesses the collectability of its accounts receivable on a quarterly basis and adjusts the allowance as necessary using the specific identification method. As of December 31, 2017 and 2016, the Company’s allowance for doubtful accounts was $0.4 million and $0.8 million, respectively.

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
Major Customers
Shell Trading (US) Company accounted for approximately 69%, 56%, and 65% of the Company’s total revenues in 2017, 2016, and 2015, respectively. Flint Hills Resources, LP, an indirect wholly owned subsidiary of Koch Industries, Inc. accounted for approximately 7%, 15% and 9% of the Company’s total revenues in 2017, 2016 and 2015, respectively.
Oil and Gas Properties
Oil and gas properties are accounted for using the full cost method of accounting under which all productive and nonproductive costs directly associated with property acquisition, exploration and development activities are capitalized to cost centers established on a country-by-country basis. The internal cost of employee compensation and benefits, including stock-based compensation, directly associated with acquisition, exploration and development activities are capitalized to either proved or unproved oil and gas properties based on the type of activity and totaled $14.8 million, $10.5 million and $15.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. Internal costs related to production, general corporate overhead and similar activities are expensed as incurred.
Capitalized oil and gas property costs within a cost center are amortized on an equivalent unit-of-production method, converting natural gas to barrels of oil equivalent at the ratio of six thousand cubic feet of gas to one barrel of oil, which represents their approximate relative energy content. The equivalent unit-of-production amortization rate is computed on a quarterly basis by dividing current quarter production by proved oil and gas reserves at the beginning of the quarter then applying such amortization rate to proved oil and gas property costs, which includes estimated asset retirement costs, less accumulated amortization, plus the estimated future expenditures (based on current costs) to be incurred in developing proved reserves, net of estimated salvage values. Average DD&A per Boe of proved oil and gas properties was $13.09, $13.50 and $22.05 for the years ended December 31, 2017, 2016 and 2015, respectively.
Unproved properties, not being amortized, include unevaluated leasehold and seismic costs associated with specific unevaluated properties and related capitalized interest. Individually significant unevaluated leaseholds are assessed on a quarterly basis to determine whether or not and to what extent proved reserves have been assigned to the properties or if an impairment has occurred, in which case the related costs along with associated capitalized interest are reclassified to proved oil and gas properties. Factors the Company considers in its impairment assessment include drilling results by the Company and other operators, the terms of oil and gas leases not held by production and drilling, completion, and infrastructure capital expenditure plans. Individually insignificant unevaluated leaseholds are grouped by major area and added to proved oil and gas properties based on the average primary lease term of the properties. Geological and geophysical costs not associated with specific prospects are recorded to proved oil and gas property costs as incurred. The Company capitalized interest costs to unproved properties totaling $28.3 million, $17.0 million and $32.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. The amount of interest costs capitalized is determined on a quarterly basis based on the average balance of unproved properties and the weighted average interest rate of outstanding borrowings.
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
The estimated future net revenues used in the cost center ceiling are calculated using the average realized prices for sales of crude oil, NGLs and natural gas on the first calendar day of each month during the 12-month period prior to the end of the current quarter (“12-Month Average Realized Price”), held flat for the life of the production, except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts. Prices do not include the impact of derivative instruments as the Company elected not to meet the criteria to qualify derivative instruments for hedge accounting treatment.

The Company did not recognize impairments of proved oil and gas properties for the year ended December 31, 2017. For the years ended December 31, 2016 and 2015, the Company recorded impairments of proved oil and gas properties of $576.5 million and $1,224.4 million, due primarily to declines in the 12-Month Average Realized Price of crude oil.
Proceeds from the sale of proved and unproved oil and gas properties are recognized as a reduction of proved oil and gas property costs with no gain or loss recognized, unless the sale significantly alters the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. For the years ended December 31, 2017, 2016 and 2015, the Company did not have any sales of oil and gas properties that significantly altered such relationship. See “Note 3. Acquisitions and Divestitures of Oil and Gas Properties.”
Depreciation of other property and equipment is recognized using the straight-line method based on estimated useful lives ranging from three to ten years.
Debt Issuance Costs
Debt issuance costs associated with the revolving credit facility are amortized to interest expense on a straight-line basis over the term of the facility. Debt issuance costs associated with the senior notes are amortized to interest expense using the effective interest method over the terms of the related notes. Debt issuance costs associated with the revolving credit facility are classified in “Other assets” in the consolidated balance sheets while the debt issuance costs associated with the senior notes are classified as a reduction of the related long-term debt in the consolidated balance sheets.
Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, receivables, payables, commodity derivative assets and liabilities, contingent consideration determined to be embedded derivatives and long-term debt. The carrying amounts of cash and cash equivalents, receivables and payables approximate fair value due to the highly liquid or short-term nature of these instruments. The fair values of the Company’s commodity derivative assets and liabilities are based on a third-party industry-standard pricing model using contract terms and prices and assumptions and inputs that are substantially observable in active markets throughout the full term of the instruments, including forward oil and gas price curves, discount rates, volatility factors and credit risk adjustments. The fair values of the Company’s contingent consideration are determined by a third-party valuation specialist using Monte Carlo simulations including significant inputs such as future commodity prices, volatility factors for the future commodity prices and a risk adjusted discount rate.
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
Revenue Recognition
Crude oil, NGL and natural gas revenues are recognized when production is sold to a purchaser at a fixed or determinable price, delivery has occurred, title has transferred and collectability is reasonably assured. The Company follows the sales method of accounting whereby revenues from the production of natural gas from properties in which the Company has an interest with other producers are recognized for production sold to purchasers, regardless of whether the sales are proportionate to the Company’s ownership interest in the property. Production imbalances are recognized as a liability to the extent that the Company has an imbalance on a specific property that is in excess of its remaining proved reserves. Sales volumes are not significantly different from the Company’s share of production and as of December 31, 2017 and 2016, the Company did not have any material production imbalances.
Derivative Instruments
The Company uses commodity derivative instruments to reduce its exposure to commodity price volatility for a portion of its forecasted crude oil, NGL, and natural gas production and thereby achieve a more predictable level of cash flows to support the Company’s drilling, completion, and infrastructure capital expenditure program. All derivative instruments are recorded in the consolidated balance sheets as either an asset or liability measured at fair value. The Company nets its commodity derivative instrument fair value amounts executed with the same counterparty pursuant to ISDA master agreements, which provide for net settlement over the term of the contract and in the event of default or termination of the contract. As the Company has elected not to meet the criteria to qualify its derivative instruments for hedge accounting treatment, gains and losses as a result of changes in the fair value of commodity derivative instruments are recognized as (gain) loss on derivatives, net in the consolidated statements of operations in the period in which the changes occur. The net cash flows resulting from the payments to and receipts from counterparties as a result of derivative settlements are classified as cash flows from operating activities. The Company does not enter into derivative instruments for speculative or trading purposes.
The Company’s Board of Directors establishes risk management policies and, on a quarterly basis, reviews its commodity derivative instruments, including volumes, types of instruments and counterparties. These policies require that commodity derivative instruments be executed only by the President or Chief Financial Officer after consultation with and concurrence by the President, Chief Financial Officer and Chairman of the Board. See “Note 11. Derivative Instruments” for further discussion of the Company’s commodity derivative instruments.
The Company has entered into agreements for acquisitions or divestitures of oil and gas properties that include obligations to pay the seller or rights to receive from the buyer, respectively, additional consideration if commodity prices exceed certain thresholds during certain specified periods in the future. These contingent consideration liabilities and assets are required to be bifurcated and accounted for separately as derivative instruments as they are not considered to be clearly and closely related to the host contract, and recognized at their acquisition or divestiture date fair value in the consolidated balance sheet, with subsequent changes in fair value recognized as (gain) loss on derivatives, net in the consolidated statements of operations in the period in which the changes occur. Cash payments made to settle contingent consideration liabilities are classified as cash flows from financing activities up to the acquisition date fair value with any excess classified as cash flows from operating activities. See “Note 3. Acquisitions and Divestitures of Oil and Gas Properties” and “Note 11. Derivative Instruments” for further discussion of the contingent consideration.
Preferred Stock and Warrants
The Company applies the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of preferred stock. Preferred stock that is not mandatorily redeemable is excluded from liability classification and is evaluated for classification in shareholders’ equity or temporary equity. As the number of common shares that could be delivered upon the holders’ optional redemption is indeterminate, the Company cannot assert that it will be able to settle in shares of its common stock and, as a result, presents preferred stock as temporary equity. On a quarterly basis, the Company reassesses the presentation of preferred stock in the consolidated balance sheets.
When preferred stock is issued in conjunction with warrants, the warrants are evaluated separately as a freestanding financial instrument to determine whether they must be recorded as a derivative instrument. The Company further evaluates the warrants for equity classification and have determined the warrants qualify for equity classification and, therefore, are presented in additional paid-in capital in the consolidated balance sheets. The preferred stock and warrants are recorded based on the net proceeds received allocated to the two instrument’s relative fair values. The preferred stock is subject to accretion from its relative fair value at the issuance date to the redemption value using the effective interest method. The warrants do not require further adjustments from their relative fair value at the issuance date.

Dividends and accretion associated with preferred stock are presented in the consolidated statements of operations as reductions to net income, or increases of net loss, to derive net income (loss) attributable to common shareholders. Dividend payments are presented as a financing activity in the consolidated statement of cash flows.
See “Note 9. Preferred Stock and Warrants” for further details of the Company’s outstanding preferred stock and warrants.
Stock-Based Compensation
The Company recognized stock-based compensation expense associated with restricted stock awards and units, stock appreciation rights to be settled in cash (“SARs”) and performance share awards, which is reflected as general and administrative expense in the consolidated statements of operations, net of amounts capitalized to oil and gas properties. See “Note 10. Shareholders’ Equity and Stock Based Compensation” for further details of the awards discussed below.
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
Stock Appreciation Rights. For SARs, stock-based compensation expense is initially based on the grant date fair value determined using a Black-Scholes-Merton option pricing model, with the fair value liability subsequently remeasured at the end of each reporting period and recognized over the vesting period (generally two or three years) using the graded vesting method. For periods subsequent to vesting and prior to exercise, stock-based compensation expense is based on the fair value liability remeasured at the end of each reporting period based on the intrinsic value of the SAR. The liability for SARs is classified as “Other current liabilities” for the portion of the fair value liability attributable to awards that are vested or are expected to vest within the next 12 months and have an exercise price in excess of the market price at the end of the reporting period, with the remainder classified as “Other liabilities” in the consolidated balance sheets. SARs typically expire between four and seven years after the date of grant. If SARs expire unexercised, the cumulative compensation costs associated with the unexercised SARs will be zero.
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
Net Income (Loss) Attributable to Common Shareholders Per Common Share
Basic net income (loss) attributable to common shareholders per common share is based on the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) attributable to common shareholders per common share is based on the weighted average number of common shares and all potentially dilutive common shares outstanding during the year which include restricted stock awards and units, performance share awards, stock options and warrants. The Company includes the number of restricted stock awards and units, stock options and warrants in the calculation of diluted weighted average shares outstanding when the grant date or exercise prices are less than the average market prices of the Company’s common stock for the period. The Company includes the number of performance share awards in the calculation of diluted weighted average common shares outstanding based on the number of shares, if any, that would be issuable as if the end of the period was the end of the performance period. When a loss attributable to common shareholders exists, all potentially dilutive common shares outstanding are anti-dilutive and therefore excluded from the calculation of diluted weighted average shares outstanding.
Supplemental net income (loss) attributable to common shareholders per common share information is provided below:

	Years Ended December 31,
	2017	2016	2015
	(In thousands, except per share amounts)
Net Income (Loss) Attributable to Common Shareholders	$78,467	($675,474)	($1,155,154)
Basic weighted average common shares outstanding	73,421	59,932	51,457
Effect of dilutive instruments	572	—	—
Diluted weighted average common shares outstanding	73,993	59,932	51,457
Net Income (Loss) Attributable to Common Shareholders Per Common Share
Basic	$1.07	($11.27)	($22.45)
Diluted	$1.06	($11.27)	($22.45)
When the Company recognizes a net loss attributable to common shareholders, as was the case for the years ended December 31, 2016 and 2015, all potentially dilutive shares are anti-dilutive and excluded from the calculation of diluted weighted average common shares outstanding. The table below presents the weighted average dilutive and anti-dilutive shares outstanding for the periods presented:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Dilutive	572	—	—
Anti-dilutive	52	669	649
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
Effective January, 1, 2017, the Company adopted ASU 2016-09. Using the modified retrospective approach as prescribed by ASU 2016-09, the Company recognized previously unrecognized windfall tax benefits which resulted in a cumulative-effect adjustment to retained earnings of approximately $15.7 million. This adjustment increased deferred tax assets, which in turn increased the valuation allowance by the same amount as of the beginning of 2017, resulting in a net cumulative-effect adjustment to retained earnings of zero. Effective January 1, 2017, all windfall tax benefits and tax shortfalls are recorded as income tax expense or benefit in the consolidated statements of operations, whereas prior to adoption, windfall tax benefits were recorded as an increase to additional paid-in capital. In addition, windfall tax benefits, along with tax shortfalls, are now required to be classified as an operating cash flow as opposed to a financing cash flow. Further, the Company has elected to account for forfeitures of share-based payment awards as they occur, which resulted in an immaterial cumulative-effect adjustment to retained earnings.
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
The Company will adopt ASU 2014-09 effective January 1, 2018, using the modified retrospective approach, meaning the cumulative effect of initially applying the standard is recognized in the most current period presented in the financial statements. The Company has performed an analysis of existing contracts and does not expect adoption to have a material impact on its consolidated financial statements, however, certain immaterial natural gas processing fees, which have historically been netted in revenue, will be recorded to lease operating expense. In addition, the Company has evaluated the expected changes to relevant business practices, accounting policies and control activities and does not expect to have a material change as a result of the adoption of ASU 2014-09.

Business Combinations. In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company will adopt ASU 2017-01 effective January 1, 2018 on a prospective basis.
Statement of Cash Flows. In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”), which is intended to reduce diversity in practice in how certain transactions are classified in the statement of cash flows. The guidance addresses eight specific cash flow issues for which current GAAP is either unclear or does not include specific guidance. The Company will adopt ASU 2016-15 effective January 1, 2018 using the full retrospective method, meaning the standard is applied to all periods presented. The Company does not expect the impact of adopting ASU 2016-15 to have a material effect on its consolidated statements of cash flows and related disclosures.
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
The Company is currently assessing the impact of ASU 2016-02 which includes an analysis of existing contracts, including drilling rig contracts, office leases, certain field equipment, vehicles, produced water disposal commitments, pipeline gathering, transportation and gas processing agreements and current accounting policies and disclosures that will change as a result of adopting ASU 2016-02. Appropriate systems, controls, and processes to support the recognition and disclosure requirements of the new standard are also being evaluated. The Company currently expects the adoption of ASU 2016-02 will result in: (i) an increase in assets and liabilities, (ii) an increase in depreciation, depletion and amortization expense, (iii) an increase in interest expense, and (iv) additional disclosures. The Company plans to adopt the guidance effective January 1, 2019.
3. Acquisitions and Divestitures of Oil and Gas Properties
Acquisitions
ExL Acquisition. On June 28, 2017, the Company entered into a purchase and sale agreement with ExL Petroleum Management, LLC and ExL Petroleum Operating Inc. (together “ExL”) to acquire oil and gas properties located in the Delaware Basin in Reeves and Ward Counties, Texas (the “ExL Properties”) for an agreed upon price of $648.0 million, with an effective date of May 1, 2017, subject to customary purchase price adjustments (the “ExL Acquisition”). The Company paid $75.0 million as a deposit on June 28, 2017, $601.0 million upon closing on August 10, 2017 and $3.8 million upon post-closing on December 8, 2017, for an aggregate cash consideration of $679.8 million, which included purchase price adjustments primarily related to the net cash flows from the effective date to the closing date. Upon closing the ExL Acquisition, the Company became the operator of the ExL Properties with an approximate 70% average working interest.
The Company also agreed to pay an additional $50.0 million per year if the average daily closing spot price of a barrel of West Texas Intermediate crude oil as measured by the U.S. Energy Information Administration (the “EIA WTI average price”) is above $50.00 for any of the years of 2018, 2019, 2020 and 2021, with such payments due on January 29, 2019, January 28, 2020, January 28, 2021 and January 28, 2022, respectively. This payment (the “Contingent ExL Consideration”) will be zero for the respective year if such EIA WTI average price of a barrel of oil is $50.00 or below for any of such years, and the Contingent ExL Consideration is capped at $125.0 million in the aggregate. The Company determined that the Contingent ExL Consideration is an embedded derivative and has reflected the liability at fair value in non-current “Derivative liabilities” in the consolidated balance sheets. The fair value of the Contingent ExL Consideration as of December 31, 2017 and August 10, 2017 was $85.6 million and $52.3 million, respectively. See “Note 11. Derivative Instruments” and “Note 12. Fair Value Measurements” for further details.
The Company funded the ExL Acquisition with net proceeds from the sale of preferred stock on August 10, 2017, net proceeds from the common stock offering completed on July 3, 2017, and net proceeds from the senior notes offering completed on July 14, 2017. See “Note 9. Preferred Stock and Warrants” for details regarding the sale of Preferred Stock, “Note 10. Shareholders’ Equity and Stock-Based Compensation” for details regarding the common stock offering and “Note 6. Long-Term Debt” for details regarding the senior notes offering.
The ExL Acquisition was accounted for as a business combination, therefore, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated acquisition date fair values based on then currently available information. A combination of a discounted cash flow model and market data was used by a third-party valuation specialist in determining the fair value of the oil and gas properties. Significant inputs into the calculation included future commodity prices, estimated volumes of oil and gas reserves, expectations for timing and amount of future development and operating costs, future plugging and abandonment costs and a risk adjusted discount rate. The fair value of the Contingent ExL Consideration was determined by a third-party valuation specialist using a Monte Carlo simulation. Significant inputs into the calculation included future commodity prices, volatility factors for the future commodity prices and a risk adjusted discount rate. See “Note 12. Fair Value Measurements” for further details.
The following presents the final allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date.

Purchase Price Allocation
(In thousands)
Assets
Other current assets	$106
Oil and gas properties
Proved properties	294,754
Unproved properties	443,194
Total oil and gas properties	$737,948
Total assets acquired	$738,054

Liabilities
Revenues and royalties payable	$5,785
Asset retirement obligations	153
Contingent ExL Consideration	52,300
Total liabilities assumed	$58,238
Net Assets Acquired	$679,816
Included in the consolidated statements of operations for the year ended December 31, 2017 are total revenues of $53.5 million and net income attributable to common shareholders of $44.3 million from the ExL Acquisition, representing activity of the acquired properties subsequent to the closing of the transaction.
Pro Forma Operating Results (Unaudited). The following unaudited pro forma financial information presents a summary of the Company’s consolidated results of operations for the years ended December 31, 2017 and 2016, assuming the ExL Acquisition had been completed as of January 1, 2016, including adjustments to reflect the acquisition date fair values assigned to the assets acquired and liabilities assumed. The pro forma financial information does not purport to represent what the actual results of operations would have been had the transactions been completed as of the date assumed, nor is this information necessarily indicative of future consolidated results of operations. The Company believes the assumptions used provide a reasonable basis for reflecting the significant pro forma effects directly attributable to the ExL Acquisition.

	Years Ended December 31,
	2017	2016
	(In thousands, except per share amounts)
Total revenues	$781,378	$454,913
Net Income (Loss) Attributable to Common Shareholders	$91,931	($688,180)

Net Income (Loss) Attributable to Common Shareholders Per Common Share
Basic	$1.25	($9.11)
Diluted	$1.24	($9.11)

Weighted Average Common Shares Outstanding
Basic	73,421	75,532
Diluted	73,993	75,532

Sanchez Acquisition. On October 24, 2016, the Company entered into a purchase and sale agreement with Sanchez Energy Corporation and SN Cotulla Assets, LLC, a subsidiary of Sanchez Energy Corporation to acquire oil and gas properties located in the Eagle Ford Shale (the “Sanchez Acquisition”) for an agreed upon price of $181.0 million, with an effective date of June 1, 2016, subject to customary purchase price adjustments. The Company paid $10.0 million as a deposit on October 24, 2016, $143.5 million upon the initial closing on December 14, 2016, and $7.0 million and $9.8 million on January 9, 2017 and April 13, 2017, respectively, for leases that were not conveyed to the Company at the time of the initial closing, for aggregate cash consideration of $170.3 million, which included purchase price adjustments primarily related to the net cash flows from the effective date to the closing date. The Sanchez Acquisition was accounted for as a business combination, therefore, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated acquisition date fair values based on then available information.
The following presents the final allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date.

Purchase Price Allocation
(In thousands)
Assets
Other current assets	$477
Oil and gas properties
Proved properties	99,938
Unproved properties	74,536
Total oil and gas properties	174,474
Total assets acquired	$174,951

Liabilities
Revenues and royalties payable	$1,442
Other current liabilities	323
Asset retirement obligations	2,054
Other liabilities	1,078
Total liabilities assumed	$4,897
Net Assets Acquired	$170,054
Included in the consolidated statements of operations for the year ended December 31, 2017 are total revenues of $37.8 million and net income attributable to common shareholders of $16.5 million from the Sanchez Acquisition, representing activity of the acquired properties subsequent to the closing of the transaction.
Divestitures
Utica. On August 31, 2017, the Company entered into a purchase and sale agreement to sell substantially all of its assets in the Utica Shale, located primarily in Guernsey County, Ohio, for an agreed upon price of $62.0 million, with an effective date of April 1, 2017, subject to customary purchase price adjustments. On August 31, 2017, the Company received $6.2 million as a deposit, on November 15, 2017, the Company received $54.4 million at closing, subject to post-closing adjustments, and on December 28, 2017, the Company received $2.5 million, for aggregate net proceeds of $63.1 million, which includes preliminary purchase price adjustments primarily related to the net cash flows from the effective date to the closing date.
The Company could also receive contingent consideration of $5.0 million per year if the average daily closing spot price of a barrel of West Texas Intermediate crude oil as measured by the U.S. Energy Information Administration (the “EIA WTI average price”) is above $50.00, $53.00, and $56.00 for the years of 2018, 2019, and 2020, respectively, with such receipts due on January 29, 2019, January 28, 2020, and January 28, 2021, respectively (the “Contingent Utica Consideration”). The Contingent Utica Consideration will be zero for the respective year if such EIA WTI average price of a barrel of oil is at or below the per barrel amounts listed above for any of such years. The Company determined that the Contingent Utica Consideration is an embedded derivative and has reflected the asset at fair value in non-current “Other assets” in the consolidated balance sheets. The fair value of the Contingent Utica Consideration as of December 31, 2017 and November 15, 2017 was $8.0 million and $6.1 million, respectively. See “Note 11. Derivative Instruments” and “Note 12. Fair Value Measurements” for further details.
The aggregate net proceeds of $63.1 million were recognized as a reduction of proved oil and gas properties. The contingent consideration, if received, will be recognized as a reduction of the fair value asset in the consolidated balance sheets.

Marcellus. On October 5, 2017, the Company entered into a purchase and sale agreement with BKV Chelsea, LLC, a subsidiary of Kalnin Ventures LLC, to sell substantially all of its assets in the Marcellus Shale for an agreed upon price of $84.0 million, with an effective date of April 1, 2017, subject to customary purchase price adjustments. On October 5, 2017, the Company received $6.3 million into escrow as a deposit and on November 21, 2017, the Company received $67.6 million at closing, subject to post-closing adjustments, for aggregate net proceeds of $73.9 million, which includes preliminary purchase price adjustments primarily related to the net cash flows from the effective date to the closing date.
The Company could also receive contingent consideration of $3.0 million per year if the average settlement prices of a MMBtu of Henry Hub natural gas for the next calendar month, as determined on the last business day preceding each calendar month as measured by the CME Group Inc. (the “CME HH average price”) is above $3.13, $3.18, and $3.30 for the years of 2018, 2019, and 2020, respectively, with such receipts due on January 29, 2019, January 28, 2020, and January 28, 2021, respectively (the “Contingent Marcellus Consideration”). This conditional consideration will be zero for the respective year if such CME HH average price of a MMBtu of Henry Hub natural gas is at or below the per MMBtu amounts listed above for any of such years, and is capped at $7.5 million. The Company determined that the Contingent Marcellus Consideration is an embedded derivative and has reflected the asset at fair value in non-current “Other assets” in the consolidated balance sheets. The fair value of the Contingent Marcellus Consideration as of December 31, 2017 and November 21, 2017 was $2.2 million and $2.7 million, respectively. See “Note 11. Derivative Instruments” and “Note 12. Fair Value Measurements” for further details.
The aggregate net proceeds of $73.9 million were recognized as a reduction of proved oil and gas properties. The contingent consideration, if received, will be recognized as a reduction of the fair value asset in the consolidated balance sheets.
Simultaneous with the signing of the Marcellus Shale transaction discussed above, the Company’s existing joint venture partner in the Marcellus Shale, Reliance Marcellus II, LLC (“Reliance”), a wholly owned subsidiary of Reliance Holding USA, Inc. and an affiliate of Reliance Industries Limited, entered into a purchase and sale agreement with BKV Chelsea, LLC to sell its interest in the same oil and gas properties. Simultaneous with the closing of these Marcellus Shale sale transactions, the agreements governing the Reliance joint venture were assigned to the buyer and, after giving effect to such transactions, the Reliance joint venture was terminated except for limited post-closing obligations.
Niobrara. On November 20, 2017, the Company entered into a purchase and sale agreement to sell substantially all of its assets in the Niobrara Formation for an agreed upon price of $140.0 million, with an effective date of October 1, 2017, subject to customary purchase price adjustments. On November 20, 2017, the Company received $14.0 million as a deposit, which is refundable only in specified circumstances if the transaction is not consummated and is classified as “Other liabilities” in the consolidated balance sheets and as “Net proceeds from divestitures of oil and gas properties” in the cash flows from investing activities section in the consolidated statements of cash flows. On January 19, 2018, the Company received $122.6 million at closing, subject to post-closing adjustments, for aggregate net proceeds of $136.6 million, which includes preliminary purchase price adjustments primarily related to the net cash flows from the effective date to the closing date.
The Company could also receive contingent consideration of $5.0 million per year if the average daily closing spot price of a barrel of West Texas Intermediate crude oil as measured by the U.S. Energy Information Administration (the “EIA WTI average price”) is above $55.00 for the years of 2018 and 2019 and above $60.00 for 2020, with such receipts due on January 29, 2019, January 28, 2020, and January 28, 2021, respectively (the “Contingent Niobrara Consideration”). The Contingent Niobrara Consideration will be zero for the respective year if such EIA WTI average price of a barrel of oil is at or below the per barrel amounts listed above for any of such years.
Eagle Ford. On December 11, 2017, the Company entered into a purchase and sale agreement with EP Energy E&P Company, L.P. to sell a portion of its assets in the Eagle Ford Shale for an agreed upon price of $245.0 million, with an effective date of October 1, 2017, subject to adjustment and customary terms and conditions. On December 11, 2017, the Company received $24.5 million as a deposit, which is refundable only in specified circumstances if the transaction is not consummated and is classified as “Other liabilities” in the consolidated balance sheets and as “Net proceeds from divestitures of oil and gas properties” in the cash flows from investing activities section in the consolidated statements of cash flows. On January 31, 2018, the Company received $211.7 million at closing, subject to post-closing adjustments, and on February 16, 2018, the Company received $10.0 million for leases that were not conveyed at closing, for aggregate net proceeds of $246.2 million, which includes preliminary purchase price adjustments primarily related to the net cash flows from the effective date to the closing date.
In the first quarter of 2018, the aggregate net proceeds that were received for the Niobrara and Eagle Ford divestitures will be recognized as reductions of proved oil and gas properties and the Contingent Niobrara Consideration will be recognized as an asset at fair value in the Company's consolidated balance sheet.
Other Assets. During the first quarter of 2017, the Company sold a small undeveloped acreage position in the Delaware Basin for net proceeds of $15.3 million. The proceeds from this sale were recognized as a reduction of proved oil and gas properties.

4. Property and Equipment, Net
As of December 31, 2017 and 2016, total property and equipment, net consisted of the following:

	December 31,
	2017	2016
Oil and gas properties, full cost method	(In thousands)
Proved properties	$5,615,153	$4,687,416
Accumulated DD&A and impairments	(3,649,806)	(3,392,749)
Proved properties, net	1,965,347	1,294,667
Unproved properties, not being amortized
Unevaluated leasehold and seismic costs	612,589	211,067
Capitalized interest	47,698	29,894
Total unproved properties, not being amortized	660,287	240,961
Other property and equipment	25,625	23,127
Accumulated depreciation	(15,449)	(12,995)
Other property and equipment, net	10,176	10,132
Total property and equipment, net	$2,635,810	$1,545,760
Costs not subject to amortization totaling $660.3 million at December 31, 2017 were incurred in the following periods: $523.1 million in 2017, $106.8 million in 2016 and $24.0 million in 2015.
Impairments of Proved Oil and Gas Properties
The Company did not recognize impairments of proved oil and gas properties for the year ended December 31, 2017. Primarily due to declines in the 12-Month Average Realized Price of crude oil, the Company recognized impairments of proved oil and gas properties of $576.5 million and $1,224.4 million for the years ended December 31, 2016 and 2015, respectively.
5. Income Taxes
The components of income tax (expense) benefit from continuing operations were as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Current income tax (expense) benefit
U.S. Federal	$—	$—	$—
State	(395)	—	—
Total current income tax (expense) benefit	(395)	—	—
Deferred income tax (expense) benefit
U.S. Federal	—	—	131,502
State	(3,635)	—	9,373
Total deferred income tax (expense) benefit	(3,635)	—	140,875
Total income tax (expense) benefit from continuing operations	($4,030)	$—	$140,875

The Company’s income tax (expense) benefit from continuing operations differs from the income tax (expense) benefit computed by applying the U.S. federal statutory corporate income tax rate of 35% to income (loss) from continuing operations before income taxes as follows:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Income (loss) from continuing operations before income taxes	$91,140	($675,474)	($1,298,760)
Income tax (expense) benefit at the statutory rate	(31,899)	236,416	454,566
State income tax (expense) benefit, net of U.S. Federal income taxes	(4,030)	3,894	9,373
Tax shortfalls from stock-based compensation expense	(3,089)	—	—
Texas Franchise Tax rate reduction, net of U.S. Federal income tax expense	—	—	1,671
Provisional impact of Tax Cuts and Jobs Act	(211,724)	—	—
Change in valuation allowance from provisional impact of Tax Cuts and Jobs Act	211,724	—	—
Change in valuation allowance from current year activity	35,376	(240,864)	(323,586)
Other	(388)	554	(1,149)
Income tax (expense) benefit	($4,030)	$—	$140,875
Significant changes in the Company’s operations in 2017, including the ExL Acquisition in the Delaware Basin and divestitures of substantially all of the Company's assets in the Utica and Marcellus Shales, resulted in changes to the Company's anticipated future state apportionment for estimated state deferred tax liabilities. As a result of these changes, the Company recorded a $3.6 million state deferred tax expense primarily associated with future Texas deferred tax liabilities.
Deferred Income Taxes
Deferred income taxes reflect the impact of temporary differences between the amount of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. As of December 31, 2017 and 2016, deferred tax assets and liabilities are comprised of the following:

	December 31,
	2017	2016
	(In thousands)
Deferred income tax assets
Net operating loss carryforward - U.S. Federal and State	$242,915	$221,063
Oil and gas properties	50,177	309,848
Asset retirement obligations	4,996	7,434
Stock-based compensation	—	5,238
Derivative liabilities	35,585	17,545
Other	1,496	3,739
Deferred income tax assets	335,169	564,867
Deferred tax asset valuation allowance	(333,029)	(564,434)
Net deferred income tax assets	2,140	433
Deferred income tax liabilities
Oil and gas properties	(3,635)	—
Derivative assets	(2,140)	(433)
Net deferred income tax asset (liability)	($3,635)	$—
Tax Cuts and Jobs Act
On December 22, 2017, the U.S. Congress enacted the Tax Cuts and Jobs Act (the “Act”) which made significant changes to U.S. federal income tax law, including lowering the federal statutory corporate income tax rate to 21% from 35% beginning January 1, 2018. The income tax effects of changes in tax laws are recognized in the period when enacted. While the Company continues to assess the impact of the tax reform legislation on its business and consolidated financial statements, the Company remeasured its deferred tax balances by applying the reduced rate and and recorded a provisional deferred tax expense of $211.7 million during the year ended December 31, 2017. This provisional deferred tax expense was fully offset by a $211.7 million deferred tax benefit as a result of the associated change in the valuation allowance against the net deferred tax assets. As reflected in the rate reconciliation above, the change in the deferred tax balances due to the rate reduction had no impact on the net deferred tax balances reported in the consolidated balance sheets as of December 31, 2017 and no impact in the consolidated statements of operations for the year ended December 31, 2017.
Due to the uncertainty or diversity in views about the application of ASC 740 in the period of enactment of the Act, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”) which allows the Company to provide a provisional estimate of the impacts of the Act in its earnings for the year ended December 31, 2017. The Company's estimate does not reflect changes in current interpretations of performance based executive compensation deduction limitations, effects of any state tax law changes and uncertainties regarding interpretations that may arise as a result of federal tax reform. The Company will continue to analyze the effects of the Act in its consolidated financial statements and operations. Additional impacts from the enactment of the Act will be recorded as they are identified during the one-year measurement period provided for in SAB 118. As of December 31, 2017, the Company has not completed its accounting for the tax effects of enactment of the Act; however, the Company has made a reasonable estimate of the effects on it existing deferred tax balances.
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
A significant item of objective negative evidence considered was the cumulative historical three year pre-tax loss and a net deferred tax asset position at December 31, 2017, driven primarily by the impairments of proved oil and gas properties recognized beginning in the third quarter of 2015 and continuing through the third quarter of 2016, which limits the ability to consider other subjective evidence such as the Company’s potential for future growth. Beginning in the third quarter of 2015 and continuing through the fourth quarter of 2017, the Company concluded that it was more likely than not the deferred tax assets will not be realized. As a result, the net deferred tax assets at the end of each quarter, including December 31, 2017 were reduced to zero.
Effective January 1, 2017, the Company adopted ASU 2016-09, and the Company recognized previously unrecognized windfall tax benefits which resulted in a cumulative-effect adjustment to retained earnings of approximately $15.7 million. This adjustment increased deferred tax assets, which in turn increased the valuation allowance by the same amount as of the beginning of 2017, resulting in a net cumulative-effect adjustment to retained earnings of zero and brought the valuation allowance to $580.1 million as of January 1, 2017.
For the year ended December 31, 2017, the Company reduced the valuation allowance by $247.1 million. This was primarily due to the re-measurement of its deferred tax assets as a result of the Act as mentioned above as well as partial releases of $35.4 million, as a result of current year activity. After the impact of the re-measurement and the partial releases, the valuation allowance as of December 31, 2017 was $333.0 million, of which $12.7 million is a valuation allowance against state deferred tax assets.
The Company will continue to evaluate whether the valuation allowance is needed in future reporting periods. The valuation allowance will remain until the Company can conclude that the net deferred tax assets are more likely than not to be realized. Future events or new evidence which may lead the Company to conclude that it is more likely than not its net deferred tax assets will be realized include, but are not limited to, cumulative historical pre-tax earnings, improvements in crude oil prices, and taxable events that could result from one or more transactions. The valuation allowance does not preclude the Company from utilizing the tax attributes if the Company recognizes sufficient taxable income within the carryforward periods. As long as the Company continues to conclude that the valuation allowance against its net deferred tax assets is necessary, the Company will have no significant federal deferred income tax expense or benefit. However, the Company currently expects to continue to have state deferred income tax expense or benefit as a result of change in state deferred tax liabilities as the Company's operations become more heavily weighted towards Texas.
Net Operating Loss Carryforwards and Other
Net Operating Loss Carryforwards. As of December 31, 2017, the Company had U.S. federal net operating loss carryforwards of approximately $1,096.2 million. If not utilized in earlier periods, the U.S. federal net operating loss will expire between 2026 and 2037.

The ability of the Company to utilize its U.S. loss carryforwards to reduce future taxable income is subject to various limitations under the Internal Revenue Code of 1986, as amended (the “Code”). The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the purchase or sale of stock by 5% shareholders and the offering of stock by the Company during any three-year period resulting in an aggregate change of more than 50% in the beneficial ownership of the Company. In the event of an ownership change, Section 382 of the Code imposes an annual limitation on the amount of the Company’s taxable income that can be offset by these carryforwards. The limitation is generally equal to the product of (i) the fair market value of the equity of the Company multiplied by (ii) a percentage approximately equivalent to the yield on long-term tax exempt bonds during the month in which an ownership change occurs. In addition, the limitation is increased if there are recognized built-in gains during any post-change year, but only to the extent of any net unrealized built-in gains inherent in the assets sold.
Due to the issuance of the Preferred Stock and the common stock offering associated with the ExL Acquisition, the Company’s calculated ownership change percentage increased, however, as of December 31, 2017, the Company does not believe it has a Section 382 limitation on the ability to utilize its U.S. loss carryforwards. Future equity transactions involving the Company or 5% shareholders of the Company (including, potentially, relatively small transactions and transactions beyond the Company’s control) could cause further ownership changes and therefore a limitation on the annual utilization of the U. S. loss carryforwards.
Other. The Company files income tax returns in the U.S. Federal jurisdiction and various states, each with varying statutes of limitations. The 1999 through 2017 tax years generally remain subject to examination by federal and state tax authorities. As of December 31, 2017, 2016 and 2015, the Company had no uncertain tax positions.
6. Long-Term Debt
Long-term debt consisted of the following as of December 31, 2017 and 2016:

	December 31,
	2017	2016
	(In thousands)
Senior Secured Revolving Credit Facility due 2022	$291,300	$87,000
7.50% Senior Notes due 2020	450,000	600,000
Unamortized premium for 7.50% Senior Notes	579	1,020
Unamortized debt issuance costs for 7.50% Senior Notes	(4,492)	(7,573)
6.25% Senior Notes due 2023	650,000	650,000
Unamortized debt issuance costs for 6.25% Senior Notes	(8,208)	(9,454)
8.25% Senior Notes due 2025	250,000	—
Unamortized debt issuance costs for 8.25% Senior Notes	(4,395)	—
Other long-term debt due 2028	4,425	4,425
Long-term debt	$1,629,209	$1,325,418
Senior Secured Revolving Credit Facility
The Company has a senior secured revolving credit facility with a syndicate of banks that, as of December 31, 2017, had a borrowing base of $900.0 million, with an elected commitment amount of $800.0 million, and $291.3 million of borrowings outstanding at a weighted average interest rate of 3.73%. As of December 31, 2017, the Company also had $0.4 million in letters of credit outstanding, which reduce the amounts available under the revolving credit facility. The credit agreement governing the revolving credit facility provides for interest-only payments until May 4, 2022 (subject to a springing maturity date of June 15, 2020 if the 7.50% Senior Notes have not been refinanced on or prior to such time), when the credit agreement matures and any outstanding borrowings are due. The borrowing base under the credit agreement is subject to regular redeterminations in the spring and fall of each year, as well as special redeterminations described in the credit agreement, which in each case may reduce the amount of the borrowing base. The amount the Company is able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the credit agreement. The capitalized terms which are not defined in this description of the revolving credit facility, shall have the meaning given to such terms in the credit agreement.
On May 4, 2017, the Company entered into a ninth amendment to the credit agreement governing the revolving credit facility to, among other things, (i) extend the maturity date of the revolving credit facility to May 4, 2022, subject to a springing maturity date of June 15, 2020 if the 7.50% Senior Notes have not been refinanced or redeemed on or prior to such time, (ii) increase the maximum credit amount under the revolving credit facility from $1.0 billion to $2.0 billion, (iii) increase the borrowing base from $600.0 million to $900.0 million, with an elected commitment amount of $800.0 million, until the next redetermination thereof and (iv) amend certain financial covenants including replacing the Total Secured Debt to EBITDA ratio covenant with a Total Debt to EBITDA ratio and removing the minimum EBITDA to Interest Expense ratio.

On June 28, 2017, the Company entered into a tenth amendment to its credit agreement governing the revolving credit facility to, among other things, (i) amend the calculation of certain financial covenants to provide that EBITDA will be calculated on an annualized basis as of the end of each of the first three fiscal quarters commencing with the quarter ending September 30, 2017 and (ii) amend the restricted payments covenant.
Upon issuance of the 8.25% Senior Notes (described below), in accordance with the credit agreement governing the revolving credit facility, the Company’s borrowing base was reduced by 25% of the aggregate principal amount of the 8.25% Senior Notes, reducing the Company’s borrowing base from $900.0 million to $837.5 million.
On November 3, 2017, the Company entered into an eleventh amendment to its credit agreement governing the revolving credit facility to, among other things, (i) establish the borrowing base at $900.0 million, with an elected commitment amount of $800.0 million, until the next determination thereof, (ii) increase the general basket available for restricted payments from $50.0 million to $75.0 million and (iii) amend certain other provisions, in each case as set forth therein.
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
The Company is subject to certain covenants under the terms of the credit agreement, which include the maintenance of the following financial covenants determined as of the last day of each quarter: (1) a ratio of Total Debt to EBITDA of not more than 4.00 to 1.00 and (2) a Current Ratio of not less than 1.00 to 1.00. As defined in the credit agreement, Total Debt excludes debt premiums and debt issuance costs and is net of cash and cash equivalents, EBITDA for the fiscal quarter ended December 31, 2017 is calculated based on an annualized average of the last two fiscal quarters, EBITDA for the fiscal quarter ending March 31, 2018, will be calculated based on an annualized average of the last three fiscal quarters, and EBITDA for fiscal quarters ending thereafter will be calculated based on the last four fiscal quarters, in each case after giving pro forma effect to EBITDA for material acquisitions and dispositions of oil and gas properties, and the Current Ratio includes an add back of the unused portion of lender commitments. As of December 31, 2017, the ratio of Total Debt to EBITDA was 2.59 to 1.00 and the Current Ratio was 1.98 to 1.00. Because the financial covenants are determined as of the last day of each quarter, the ratios can fluctuate significantly period to period as the level of borrowings outstanding under the credit agreement are impacted by the timing of cash flows from operations, capital expenditures, acquisitions and divestitures of oil and gas properties and securities offerings.
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
Senior Notes
8.25% Senior Notes due 2025. On July 14, 2017, the Company closed a public offering of $250.0 million aggregate principal amount of 8.25% Senior Notes due 2025 (the “8.25% Senior Notes”). The 8.25% Senior Notes mature on July 15, 2025 and have interest payable semi-annually each January 15 and July 15. Before July 15, 2020, the Company may, at its option, redeem all or a portion of the 8.25% Senior Notes at 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. Thereafter, the Company may redeem all or a portion of the 8.25% Senior Notes at redemption prices decreasing annually from

106.188% to 100% of the principal amount redeemed plus accrued and unpaid interest. The Company used the net proceeds of $245.4 million, net of underwriting discounts and commissions and offering costs, to fund a portion of the purchase price for the ExL Acquisition and for general corporate purposes. See “Note 3. Acquisitions and Divestitures of Oil and Gas Properties” for further details of the ExL Acquisition.
7.50% Senior Notes due 2020. On November 28, 2017, the Company delivered a notice of redemption to the trustee for its 7.50% Senior Notes due 2020 (the “7.50% Senior Notes”) to call for redemption on December 28, 2017, $150.0 million aggregate principal amount of the 7.50% Senior Notes then outstanding. On December 28, 2017, the Company paid an aggregate redemption price of $156.0 million, which included a redemption premium of $2.8 million as well as accrued and unpaid interest of $3.2 million from the last interest payment date up to, but not including, the redemption date. As a result of the redemption of $150.0 million of the 7.50% Senior Notes, the Company recorded a loss on extinguishment of debt of $4.2 million, which includes the redemption premium paid to redeem the notes and non-cash charges of $1.3 million attributable to the write-off of unamortized premium and debt issuance costs associated with the 7.50% Senior Notes. The Company delivered additional notices of redemption to the trustee for its 7.50% Senior Notes subsequent to December 31, 2017. See “Note 15. Subsequent Events (Unaudited)” for further details of these redemptions.
Since September 15, 2017, the Company has had the right to redeem all or a portion of the 7.50% Senior Notes at redemption prices decreasing from 101.875% to 100% of the principal amount on September 15, 2018, plus accrued and unpaid interest.
6.25% Senior Notes due 2023. Before April 15, 2018, the Company may, at its option, redeem all or a portion of the 6.25% Senior Notes due 2023 (the “6.25% Senior Notes”) at 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. Thereafter, the Company may redeem all or a portion of the 6.25% Senior Notes at redemption prices decreasing from 104.688% to 100% of the principal amount on April 15, 2021, plus accrued and unpaid interest.
If a Change of Control (as defined in the indentures governing the 8.25% Senior Notes, the 7.50% Senior Notes and the 6.25% Senior Notes) occurs, the Company may be required by holders to repurchase the 8.25% Senior Notes, the 7.50% Senior Notes and the 6.25% Senior Notes for cash at a price equal to 101% of the principal amount purchased, plus any accrued and unpaid interest.
The indentures governing the 8.25% Senior Notes, the 7.50% Senior Notes and the 6.25% Senior Notes contain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to: pay distributions on, purchase or redeem the Company’s common stock or other capital stock or redeem the Company’s subordinated debt; make investments; incur or guarantee additional indebtedness or issue certain types of equity securities; create certain liens; sell assets; consolidate, merge or transfer all or substantially all of the Company’s assets; enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; engage in transactions with affiliates; and create unrestricted subsidiaries. Such indentures governing the Company’s senior notes are also subject to customary events of default, including those related to failure to comply with the terms of the notes and the indenture, certain failures to file reports with the SEC, certain cross defaults of other indebtedness and mortgages and certain failures to pay final judgments. At December 31, 2017, the 8.25% Senior Notes, the 7.50% Senior Notes and the 6.25% Senior Notes are guaranteed by the same subsidiaries that also guarantee the revolving credit facility.
7. Asset Retirement Obligations
The following table sets forth asset retirement obligations for the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
	(In thousands)
Beginning of year asset retirement obligations	$21,240	$16,511
Liabilities incurred	3,920	2,137
Increase due to acquisition of oil and gas properties	153	2,037
Liabilities settled	(343)	(599)
Reduction due to divestitures of oil and gas properties	(2,671)	—
Accretion expense	1,799	1,364
Revisions to estimated cash flows	(306)	(210)
End of year asset retirement obligations	23,792	21,240
Current asset retirement obligations (included in other current liabilities)	(295)	(392)
Non-current asset retirement obligations	$23,497	$20,848

8. Commitments and Contingencies
From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not currently expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.
The results of operations and financial position of the Company continue to be affected from time to time in varying degrees by domestic and foreign political developments as well as legislation and regulations pertaining to restrictions on oil and gas production, imports and exports, natural gas regulation, tax legislation, environmental regulations and cancellation of contract rights. Both the likelihood and overall effect of such occurrences on the Company vary greatly and are not predictable.
Rent expense included in general and administrative expense for the years ended December 31, 2017, 2016 and 2015 was $1.7 million, $2.0 million, and $2.2 million, respectively, and includes rent expense for the Company’s corporate office and field offices. The table below presents total minimum commitments associated with long-term, non-cancelable operating and capital leases, drilling rig contracts and gathering, processing and transportation service agreements which require minimum volumes of natural gas to be delivered as of December 31, 2017. The total minimum commitments related to the drilling rig contracts represent gross contractual obligations and accordingly, other joint owners in the properties operated by the Company will generally be billed for their working interest share of such costs.

	2018	2019	2020	2021	2022	2023 and Thereafter	Total
	(In thousands)
Operating leases	$5,038	$4,895	$4,637	$4,450	$1,854	$—	$20,874
Capital leases	1,823	1,800	1,050	—	—	—	4,673
Drilling rig contracts	23,885	8,881	—	—	—	—	32,766
Delivery commitments	3,657	3,676	2,757	2,438	10	26	12,564
Total	$34,403	$19,252	$8,444	$6,888	$1,864	$26	$70,877
In connection with the ExL Acquisition, the Company has agreed to a contingent payment of $50.0 million per year if crude oil prices exceed specified thresholds for each of the years of 2018 through 2021 with a cap of $125.0 million, which is not included in the table above.
Contractual Obligations Executed Subsequent to December 31, 2017
In January and February 2018, the Company extended two of its drilling rig contracts for terms of one and two years. The gross contractual obligations for these extended drilling rig contracts are approximately $22.2 million. Additionally, in January and February 2018, the Company entered into four produced water disposal contracts for terms between five and six years, which require delivery of minimum volumes. The gross contractual obligations for these new produced water disposal contracts, which reflect the aggregate undiscounted deficiency fees assuming no delivery of any produced water, are approximately $111.6 million. The gross contractual obligations associated with these drilling rig and produced water disposal contracts are not included in the table above as they were entered into subsequent to December 31, 2017.
9. Preferred Stock and Warrants
On June 28, 2017, the Company entered into a Preferred Stock Purchase Agreement with certain funds managed or sub-advised by GSO Capital Partners LP and its affiliates (the “GSO Funds”) to issue and sell in a private placement (i) $250.0 million initial liquidation preference (250,000 shares) of 8.875% redeemable preferred stock, par value $0.01 per share (the “Preferred Stock”) and (ii) warrants for 2,750,000 shares of the Company’s common stock, with a term of ten years and an exercise price of $16.08 per share, exercisable only on a net share settlement basis (the “Warrants”), for a cash purchase price equal to $970.00 per share of Preferred Stock. The Company paid the GSO Funds $5.0 million as a commitment fee upon signing the Preferred Stock Purchase Agreement. The closing of the private placement occurred on August 10, 2017, contemporaneously with the closing of the ExL Acquisition. The Company used the net proceeds of approximately $236.4 million, net of issuance costs to fund a portion of the purchase price for the ExL Acquisition and for general corporate purposes. The Company also entered into a registration rights agreement with the GSO Funds at the closing of the private placement, which provided certain registration and other rights for the benefit of the GSO Funds. During the fourth quarter of 2017, the Company filed a registration statement with the SEC to register the resale of the Preferred Stock and the common stock that may be issued in respect of the Preferred Stock and that underlie the Warrants. See “Note 3. Acquisitions and Divestitures of Oil and Gas Properties” for further details of the ExL Acquisition.
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
The Preferred Stock outstanding is not mandatorily redeemable, but can be redeemed at the Company’s option and, in certain circumstances, at the option of the holders of the Preferred Stock. On or prior to August 10, 2018, the Company had the right to redeem up to 50,000 shares of Preferred Stock, in cash, at $1,000.00 per share, plus accrued and unpaid dividends in an amount not to exceed the sum of the cash proceeds of divestitures of oil and gas properties and related assets, the sale or issuance of the Company’s common stock and the sale of any of the Company’s wholly owned subsidiaries. On January 24, 2018, the Company redeemed 50,000 shares of Preferred Stock for $50.5 million with a portion of the proceeds from the divestitures of oil and gas properties. See “Note 3. Acquisitions and Divestitures of Oil and Gas Properties” for further details of the divestitures of oil and gas properties.
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

Period	Percentage
After August 10, 2020 but on or prior to August 10, 2021	104.4375%
After August 10, 2021 but on or prior to August 10, 2022	102.21875%
After August 10, 2022	100%
The holders of the Preferred Stock have the option to cause the Company to redeem the Preferred Stock under the following conditions:

•	Upon the Company’s failure to pay a quarterly dividend within three months of the applicable payment date;

•	On or after August 10, 2024, if the Preferred Stock remain outstanding; or

•	Upon the occurrence of certain changes of control
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
The Preferred Stock are non-voting shares except as required by the Company’s articles of incorporation or bylaws. However, so long as the GSO Funds beneficially own more than 50% of the Preferred Stock, the consent of the holders of the Preferred Stock will be required prior to issuing stock senior to or on parity with the Preferred Stock, incurring indebtedness subject to a leverage ratio, agreeing to certain restrictions on dividends on, or redemption of, the Preferred Stock and declaring or paying dividends on the Company’s common stock in excess of $15.0 million per year subject to a leverage ratio. Additionally, if the Company does not redeem the Preferred Stock before August 10, 2024, in connection with a change of control or failure to pay a quarterly dividend within three months of the applicable payment date, the holders of the Preferred Stock are entitled to additional rights including:

•	Increasing the dividend rate to 12.0% per annum until August 10, 2024 and thereafter to the greater of 12.0% per annum and the one-month LIBOR plus 10.0%;

•	Causing the election of up to two directors to the Company’s Board of Directors; and

•
Requiring approval by the holders of the Preferred Stock to incur indebtedness subject to a leverage ratio, declaring or paying dividends on the Company’s common stock in excess of $15.0 million per year or issuing equity of the Company’s subsidiaries to third parties.

The table below summarizes Preferred Stock activity for the year ended December 31, 2017:

December 31, 2017
For the Year Ended December 31, 2017
Preferred Stock, beginning of period	$—
Relative fair value of Preferred Stock at issuance	213,400
Accretion of discount on Preferred Stock	862
Preferred Stock, end of period	$214,262
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
See “Note 12. Fair Value Measurements” for further discussion of the significant inputs used in the Preferred Stock and Warrants fair value calculations.
Preferred Stock Dividends and Accretion
For the year ended December 31, 2017, the Company declared and paid an aggregate of $7.8 million of dividends, in cash, to the holders of record of the Preferred Stock on September 1, 2017 and December 1, 2017.
For the year ended December 31, 2017, the Company recorded accretion of the Preferred Stock of $0.9 million, which is presented with the dividends in the consolidated statements of operations.
10. Shareholders’ Equity and Stock Based Compensation
Increase in Authorized Common Shares
At the Company’s annual meeting of shareholders on May 16, 2017, shareholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 90,000,000 to 180,000,000.
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
On October 28, 2016, the Company completed a public offering of 6.0 million shares of its common stock at a price per share of $37.32. The Company used the net proceeds of $223.7 million, net of offering costs, to fund the Sanchez Acquisition and repay borrowings under the revolving credit facility. See “Note 3. Acquisitions and Divestitures of Oil and Gas Properties” for further details of the ExL Acquisition.
On October 21, 2015, the Company completed a public offering of 6.3 million shares of its common stock at a price per share of $37.80. The Company used the net proceeds of $238.8 million, net of offering costs, to repay borrowings under the Company’s revolving credit facility and for general corporate purposes.
On March 20, 2015, the Company completed a public offering of 5.2 million shares of its common stock at a price per share of $44.75. The Company used the net proceeds of $231.3 million, net of offering costs, to repay a portion of the borrowings under the Company’s revolving credit facility and for general corporate purposes.

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
As of December 31, 2017, there were 1,750,908 common shares remaining available for grant under the 2017 Incentive Plan. Each restricted stock award, restricted stock unit, or performance share granted under the 2017 Incentive Plan counts as 1.35 shares while a stock option or stock-settled stock appreciation right granted under the 2017 Incentive Plan counts as 1.00 share against the number of common shares available for grant under the 2017 Incentive Plan.
Restricted Stock Awards and Units. Restricted stock awards can be granted to employees and independent contractors and restricted stock units can be granted to employees, independent contractors, and non-employee directors. As of December 31, 2017, unrecognized compensation costs related to unvested restricted stock awards and units was $21.3 million and will be recognized over a weighted average period of 1.9 years.
The table below summarizes restricted stock award and unit activity for the years ended December 31, 2017, 2016 and 2015:

	Restricted Stock Awards and Units	Weighted Average Grant Date Fair Value
For the Year Ended December 31, 2015
Unvested restricted stock awards and units, beginning of period	1,335,682	$34.55
Granted	401,421	$51.45
Vested	(671,417)	$32.96
Forfeited	(23,689)	$43.36
Unvested restricted stock awards and units, end of period	1,041,997	$44.22
For the Year Ended December 31, 2016
Unvested restricted stock awards and units, beginning of period	1,041,997	$44.22
Granted	887,254	$27.80
Vested	(811,136)	$36.32
Forfeited	(6,405)	$34.46
Unvested restricted stock awards and units, end of period	1,111,710	$36.93
For the Year Ended December 31, 2017
Unvested restricted stock awards and units, beginning of period	1,111,710	$36.93
Granted	1,020,465	$25.63
Vested	(635,965)	$39.62
Forfeited	(13,555)	$29.11
Unvested restricted stock awards and units, end of period	1,482,655	$28.07
The aggregate fair value of restricted stock awards and units that vested during the years ended December 31, 2017, 2016 and 2015 was $20.3 million, $26.3 million and $32.0 million, respectively.
Stock Appreciation Rights (“SARs”). SARs can be granted to employees and independent contractors under the Carrizo Oil & Gas, Inc. Cash-Settled Stock Appreciation Rights Plan (“Cash SAR Plan”) or the 2017 Incentive Plan. SARs granted under the 2017 Incentive Plan can be settled in shares of common stock or cash, at the option of the Company, while SARs granted under the Cash SAR Plan may only be settled in cash. All outstanding SARs have been granted under the Cash SAR Plan and therefore will be settled solely in cash. The grant date fair value of SARs is calculated using the Black-Scholes-Merton option pricing model. The liability for SARs as of December 31, 2017 was $4.4 million, all of which was classified as “Other liabilities” in the consolidated balance sheets. As of December 31, 2016, the liability for SARs was $11.5 million, of which $10.0 million was classified as “Other current liabilities,” with the remaining $1.5 million classified as “Other liabilities” in the consolidated balance sheets. Unrecognized compensation costs related to unvested SARs was $1.3 million as of December 31, 2017, and will be recognized over a weighted average period of 1.1 years.

The table below summarizes the activity for SARs for the years ended December 31, 2017, 2016 and 2015:

	Stock Appreciation Rights	Weighted Average Exercise Prices	Weighted Average Remaining Life (In years)	Aggregate Intrinsic Value (In millions)	Aggregate Intrinsic Value of Exercises (In millions)
For the Year Ended December 31, 2015
Outstanding, beginning of period	765,198	$22.49
Granted	—	—
Exercised	(64,745)	$29.40			$1.5
Forfeited	—	—
Outstanding, end of period	700,453	$21.86
Vested, end of period	626,661	$21.05
Vested and exercisable, end of period	626,661	$21.05
For the Year Ended December 31, 2016
Outstanding, beginning of period	700,453	$21.86
Granted	376,260	27.30
Exercised	(354,075)	$23.89			$5.2
Forfeited	—	—
Outstanding, end of period	722,638	$23.69
Vested, end of period	350,840	$19.87
Vested and exercisable, end of period	350,840	$19.87
For the Year Ended December 31, 2017
Outstanding, beginning of period	722,638	$23.69
Granted	342,440	$26.94
Exercised	(219,279)	$17.28			$2.1
Forfeited	—	—
Expired	(131,561)	$24.19
Outstanding, end of period	714,238	$27.12	3.7	$—
Vested, end of period	185,899	$27.30
Vested and exercisable, end of period	—	$27.30	3.2	$—
No SARs were granted during the year ended December 31, 2015. The following table summarizes the assumptions used to calculate the grant date fair value of SARs granted during the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Expected term (in years)	4.24	3.93
Expected volatility	54.3%	45.1%
Risk-free interest rate	1.8%	1.3%
Dividend yield	—%	—%
Performance Shares. The Company can grant performance shares to employees and independent contractors, where each performance share represents the right to receive one share of common stock. The number of performance shares that will vest ranges from zero to 200% of the target performance shares granted based on the total shareholder return (“TSR”) of the Company’s common stock relative to the TSR achieved by a specified industry peer group over an approximate three year performance period, the last day of which is also the vesting date. The grant date fair value of the performance awards is calculated using a Monte Carlo simulation. As of December 31, 2017, unrecognized compensation costs related to unvested performance shares was $2.1 million and will be recognized over a weighted average period of 1.7 years.

The table below summarizes performance share activity for the years ended December 31, 2017, 2016 and 2015:

	Target Performance Shares (1)	Weighted Average Grant Date Fair Value
For the Year Ended December 31, 2015
Unvested performance shares, beginning of period	56,342	$68.15
Granted	56,517	$65.51
Vested	—	—
Forfeited	—	—
Unvested performance shares, end of period	112,859	$66.83
For the Year Ended December 31, 2016
Unvested performance shares, beginning of period	112,859	$66.83
Granted	41,651	$35.71
Vested	—	—
Forfeited	—	—
Unvested performance shares, end of period	154,510	$58.44
For the Year Ended December 31, 2017
Unvested performance shares, beginning of period	154,510	$58.44
Granted	46,787	$35.14
Vested	(56,342)	$68.15
Forfeited	—	—
Unvested performance shares, end of period	144,955	$47.14

(1)
The number of shares of common stock issued upon vesting may vary from the number of target performance shares depending on the Company’s final TSR ranking for the approximate three year performance period.

During the first quarter of 2017, the Company issued 92,200 shares of common stock for 56,342 target performance shares that vested during the first quarter of 2017 with a multiplier of 164% based on the Company’s final TSR ranking during the performance period.
The following table summarizes the assumptions used to calculate the grant date fair value of the performance shares granted during the years ended December 31, 2017, 2016 and 2015:

	Years Ended December 31,
	2017	2016	2015
Number of simulations	500,000	500,000	500,000
Expected term (in years)	2.98	3.01	2.89
Expected volatility	59.2%	55.3%	45.3%
Risk-free interest rate	1.5%	1.2%	0.9%
Dividend yield	—%	—%	—%
Stock-Based Compensation Expense, Net. Stock-based compensation expense associated with restricted stock awards and units, stock appreciation rights to be settled in cash and performance shares is reflected as general and administrative expense, net of amounts capitalized to oil and gas properties in the consolidated statements of operations.
The Company recognized the following stock-based compensation expense, net for the periods indicated:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Restricted stock awards and units	$21,372	$28,196	$23,668
Stock appreciation rights	(5,023)	9,675	(6,326)
Performance shares	2,442	2,806	1,961
	18,791	40,677	19,303
Less: amounts capitalized to oil and gas properties	(4,482)	(4,591)	(4,574)
Total stock-based compensation expense, net	$14,309	$36,086	$14,729

11. Derivative Instruments
Commodity Derivative Instruments
The Company uses commodity derivative instruments to reduce its exposure to commodity price volatility for a portion of its forecasted crude oil, NGL, and natural gas production and thereby achieve a more predictable level of cash flows to support the Company’s drilling, completion, and infrastructure capital expenditure program. The Company does not enter into derivative instruments for speculative or trading purposes. The Company’s commodity derivative instruments consist of fixed price swaps, basis swaps, three-way collars and purchased and sold call options, which are described below.
Fixed Price Swaps: The Company receives a fixed price and pays a variable market price to the counterparties over specified periods for contracted volumes.
Basis Swaps: The Company receives a variable NYMEX settlement price, plus or minus a fixed differential price, and pays a variable published index price to the counterparties over specified periods for contracted volumes.
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
Premiums: In order to increase the fixed price on a portion of the Company’s existing sold call options, as mentioned above, the Company incurred premiums on its purchased call options. Additionally, the Company has incurred premiums on certain of its three-way collars in order to obtain a higher floor price and/or ceiling price. The payment of premiums associated with the Company’s purchased call options and certain of the three-way collars are deferred until the applicable contracts settle on a monthly basis. When the Company has entered into three-way collars which span multiple years, the Company has elected to defer payment of certain of the premiums until the final year’s contracts settle on a monthly basis.
The following tables set forth a summary of the Company’s outstanding derivative positions at weighted average contract prices as of December 31, 2017:
Crude Oil Fixed Price Swaps

Period	Volumes (Bbls/d)	NYMEX Price ($/Bbl)
FY 2018	6,000	$49.55
Crude Oil Basis Swaps

Period	Volumes (Bbls/d)	LLS-NYMEX Price Differential ($/Bbl)
FY 2018	6,000	$2.91

Period	Volumes (Bbls/d)	Midland-NYMEX Price Differential ($/Bbl)
FY 2018	6,000	($0.10)

Crude Oil Three-Way Collars

		NYMEX Prices
Period	Volumes (Bbls/d)	Sub-Floor Price ($/Bbl)	Floor Price ($/Bbl)	Ceiling Price ($/Bbl)
FY 2018	24,000	$39.38	$49.06	$60.14
FY 2019	12,000	$40.00	$48.40	$60.29
Crude Oil Net Sold Call Options

Period	Volumes (Bbls/d)	NYMEX Ceiling Price ($/Bbl)
FY 2018	3,388	$71.33
FY 2019	3,875	$73.66
FY 2020	4,575	$75.98
NGL Fixed Price Swaps

	OPIS Purity Ethane Mont Belvieu Non-TET		OPIS Propane Mont Belvieu Non-TET		OPIS Normal Butane Mont Belvieu Non-TET		OPIS Isobutane Mont Belvieu Non-TET		OPIS Natural Gasoline Mont Belvieu Non-TET
Period	Volumes (Bbls/d)	Price ($/Bbl)	Volumes (Bbls/d)	Price ($/Bbl)	Volumes (Bbls/d)	Price ($/Bbl)	Volumes (Bbls/d)	Price ($/Bbl)	Volumes (Bbls/d)	Price ($/Bbl)
FY 2018	2,200	$12.01	1,500	$34.23	200	$38.85	600	$38.98	600	$55.23
Natural Gas Sold Call Options

Period	Volumes (MMBtu/d)	NYMEX Ceiling Price ($/MMBtu)
FY 2018	33,000	$3.25
FY 2019	33,000	$3.25
FY 2020	33,000	$3.50
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
Contingent Consideration
As part of the ExL Acquisition, the Company agreed to the Contingent ExL Consideration that will require payment of $50.0 million per year for each of the years of 2018 through 2021, with a cap of $125.0 million, if the EIA WTI average price is greater than $50.00 per barrel for the respective year. As of December 31, 2017, the estimated fair value of the Contingent ExL Consideration was $85.6 million and was classified as non-current “Derivative liabilities” in the consolidated balance sheets.
As part of the divestiture of the Company’s Utica assets, the Company agreed to the Contingent Utica Consideration in which the Company will receive $5.0 million per year for each of the years of 2018 through 2020, if the EIA WTI average price is greater than $50.00, $53.00, and $56.00 for the years of 2018, 2019, and 2020, respectively. The Company recorded the Contingent Utica Consideration at its divestiture date fair value of $6.1 million in the consolidated financial statements. As of December 31, 2017, the estimated fair value of the Contingent Utica Consideration was $8.0 million and was classified as non-current “Other assets” in the consolidated balance sheets.

As part of the divestiture of the Company’s Marcellus assets, the Company agreed to the Contingent Marcellus Consideration in which the Company will receive $3.0 million per year for each of the years of 2018 through 2020, with a cap of $7.5 million, if the CME HH average price is greater than $3.13, $3.18, and $3.30 for the years of 2018, 2019, and 2020, respectively. The Company recorded the Contingent Marcellus Consideration at its divestiture date fair value of $2.7 million in the consolidated financial statements. As of December 31, 2017, the estimated fair value of the Contingent Marcellus Consideration was $2.2 million and was classified as non-current “Other assets” in the consolidated balance sheets.
The following table summarizes the combined contingent consideration recorded in the consolidated financial statements:

	Consolidated Balance Sheets		Consolidated Statements of Operations
	December 31, 2017		Year Ended December 31, 2017
	Other Assets - Non-Current	Derivative Liabilities - Non-Current	(Gain) Loss on Derivatives, Net
	(In thousands)
Contingent ExL Consideration	$—	($85,625)	$33,325
Contingent Utica Consideration	7,985	—	(1,840)
Contingent Marcellus Consideration	2,205	—	455
Contingent consideration	$10,190	($85,625)	$31,940
Subsequent to December 31, 2017, the Company closed on the sale of substantially all of its assets in the Niobrara Formation. As part of the divestiture, the Company agreed to the Contingent Niobrara Consideration. See “Note 3. Acquisitions and Divestitures of Oil and Gas Properties” for further details.
Derivative Assets and Liabilities
All derivative instruments are recorded in the consolidated balance sheets as either an asset or liability measured at fair value. The deferred premium obligations associated with the Company’s commodity derivative instruments are recorded in the period in which they are incurred and are netted with the commodity derivative instrument fair value asset or liability pursuant to the netting arrangements described above. The combined derivative instrument fair value assets and liabilities, including deferred premium obligations, recorded in the consolidated balance sheets as of December 31, 2017 and 2016 are summarized below:

	December 31, 2017
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
	(In thousands)
Commodity derivative instruments	$4,869	($4,869)	$—
Deferred premium obligations	—	—	—
Other current assets	$4,869	($4,869)	$—
Commodity derivative instruments	9,505	(9,505)	—
Deferred premium obligations	—	—	—
Contingent consideration	10,190	—	10,190
Other assets-non current	$19,695	($9,505)	$10,190

Commodity derivative instruments	($52,671)	$4,869	($47,802)
Deferred premium obligations	(9,319)	—	(9,319)
Derivative liabilities-current	($61,990)	$4,869	($57,121)
Commodity derivative instruments	(24,609)	9,505	(15,104)
Deferred premium obligations	(11,603)	—	(11,603)
Contingent consideration	(85,625)	—	(85,625)
Derivative liabilities-non current	($121,837)	$9,505	($112,332)

	December 31, 2016
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
	(In thousands)
Commodity derivative instruments	$7,990	($6,753)	$1,237
Deferred premium obligations	—	—	—
Other current assets	$7,990	($6,753)	$1,237
Commodity derivative instruments	3,882	(3,882)	—
Deferred premium obligations	—	—	—
Contingent consideration	—	—	—
Other assets-non current	$3,882	($3,882)	$—

Commodity derivative instruments	($27,346)	$6,753	($20,593)
Deferred premium obligations	(2,008)	—	(2,008)
Derivative liabilities-current	($29,354)	$6,753	($22,601)
Commodity derivative instruments	(28,841)	3,882	(24,959)
Deferred premium obligations	(2,569)	—	(2,569)
Contingent consideration	—	—	—
Derivative liabilities-non current	($31,410)	$3,882	($27,528)
See “Note 12. Fair Value Measurements” for additional details regarding the fair value of the Company’s derivative instruments.
(Gain) Loss on Derivatives, Net
The Company has elected not to meet the criteria to qualify its commodity derivative instruments for hedge accounting treatment. Therefore, all gains and losses as a result of changes in the fair value of the Company’s commodity derivative instruments and contingent consideration are recognized as (gain) loss on derivatives, net in the consolidated statements of operations in the period in which the changes occur. All deferred premium obligations associated with the Company’s commodity derivative instruments are recognized in (gain) loss on derivatives, net in the consolidated statements of operations in the period in which the deferred premium obligations are incurred. The effect of derivative instruments and deferred premium obligations in the consolidated statements of operations for the years ended December 31, 2017, 2016, and 2015 is summarized below:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
(Gain) Loss on Derivatives, Net
Crude oil	$22,839	$23,609	($99,624)
Natural gas liquids	1,322	—	—
Natural gas	(15,399)	19,584	(4,063)
Deferred premium obligations incurred	18,401	5,880	4,426
Contingent consideration	31,940	—	—
Total (Gain) Loss on Derivatives, Net	$59,103	$49,073	($99,261)

Cash Received (Paid) for Derivative Settlements, Net
Cash flows are impacted to the extent that settlements under these contracts, including deferred premium obligations paid, result in payments to or receipts from the counterparty during the period and are presented as cash received (paid) for derivative settlements, net in the consolidated statements of cash flows. The effect of commodity derivative instruments and deferred premium obligations in the consolidated statements of cash flows for the years ended December 31, 2017, 2016, and 2015 is summarized below:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Cash Received (Paid) for Derivative Settlements, Net
Crude oil	$9,883	$125,098	$176,511
Natural gas	(54)	—	17,785
Deferred premium obligations paid	(2,056)	(5,729)	—
Total Cash Received (Paid) for Derivative Settlements, Net	$7,773	$119,369	$194,296
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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables summarize the Company’s assets and liabilities measured at fair value on a recurring basis as of December 31, 2017 and 2016:

	December 31, 2017
	Level 1	Level 2	Level 3
	(In thousands)
Derivative instrument assets	$—	$—	$10,190
Derivative instrument liabilities	$—	($62,906)	($85,625)

	December 31, 2016
	Level 1	Level 2	Level 3
	(In thousands)
Derivative instrument assets	$—	$1,237	$—
Derivative instrument liabilities	$—	($45,552)	$—
The derivative asset and liability fair values reported in the consolidated balance sheets are as of the balance sheet date and subsequently change as a result of changes in commodity prices, market conditions and other factors.
Commodity derivative instruments. The fair value of the Company’s commodity derivative instruments is based on a third-party industry-standard pricing model which uses contract terms and prices and assumptions and inputs that are substantially observable in active markets throughout the full term of the instruments including forward oil and gas price curves, discount rates and volatility factors and are therefore designated as Level 2 within the valuation hierarchy. The fair values are also compared to the values provided by the counterparties for reasonableness and are adjusted for the counterparties’ credit quality for derivative assets and the Company’s credit quality for derivative liabilities.
The Company typically has numerous hedge positions that span several time periods and often result in both fair value derivative asset and liability positions held with that counterparty. Deferred premium obligations are netted with the fair value derivative asset and liability positions, which are all offset to a single asset or liability, at the end of each reporting period. The Company nets the fair values of its derivative assets and liabilities associated with commodity derivative instruments executed with the same counterparty, along with deferred premium obligations, pursuant to ISDA master agreements, which provide for net settlement over the term of the contract and in the event of default or termination of the contract. The Company had no transfers into Level 1 and no transfers into or out of Level 2 for the years ended December 31, 2017 and 2016.
Contingent consideration. The fair values of the Contingent ExL Consideration, the Contingent Utica Consideration and the Contingent Marcellus Consideration were determined by a third-party valuation specialist using Monte Carlo simulations including significant inputs such as future commodity prices, volatility factors for the future commodity prices and a risk adjusted discount rate. As some of these assumptions are not observable throughout the full term of the contingent consideration, the contingent consideration was designated as Level 3 within the valuation hierarchy. The Company reviewed the valuations, including the related inputs, and analyzed changes in fair value measurements between periods.
The following tables present reconciliations of changes in the fair values of the financial assets and liabilities related to the Company’s contingent consideration, which were designated as Level 3 within the valuation hierarchy, for the year ended December 31, 2017:

Year Ended December 31,
2017
(In thousands)
Fair value assets, beginning of period	$—
Recognition of acquisition date fair value	8,805
Gain (loss) on changes in fair value(1)	1,385
Transfers into (out of) Level 3	—
Fair value assets, end of period	$10,190

Year Ended December 31,
2017
(In thousands)
Fair value liability, beginning of period	$—
Recognition of acquisition date fair value	(52,300)
Gain (loss) on changes in fair value(1)	(33,325)
Transfers into (out of) Level 3	—
Fair value liability, end of period	($85,625)

(1)	Included in (gain) loss on derivatives, net in the consolidated statements of operations.
See “Note 3. Acquisitions and Divestitures of Oil and Gas Properties” and “Note 11. Derivative Instruments” for further details regarding the contingent consideration.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The fair value measurements of assets acquired and liabilities assumed, other than contingent consideration which is discussed above, are measured as of the acquisition date by a third-party valuation specialist using a discounted cash flow model based on inputs that are not observable in the market and therefore designated as Level 3 inputs. Significant inputs to the valuation of acquired oil and gas properties include estimated volumes of oil and gas reserves, production rates, future commodity prices, timing of development, future operating and development costs and a risk adjusted discount rate. See “Note 3. Acquisitions and Divestitures of Oil and Gas Properties” for further details of the assets acquired and liabilities assumed as of the acquisition dates for the ExL Acquisition and Sanchez Acquisition.
The fair value measurements of asset retirement obligations are measured as of the date a well is drilled or when production equipment and facilities are installed using a discounted cash flow model based on inputs that are not observable in the market and therefore are designated as Level 3 inputs. Significant inputs to the fair value measurement of asset retirement obligations include estimates of the costs of plugging and abandoning oil and gas wells, removing production equipment and facilities and restoring the surface of the land as well as estimates of the economic lives of the oil and gas wells and future inflation rates. See “Note 7. Asset Retirement Obligations” for additional details regarding the Company’s asset retirement obligations for the years ended December 31, 2017 and 2016.
The fair value measurements of the Preferred Stock are measured as of the issuance date by a third-party valuation specialist using a discounted cash flow model based on inputs that are not observable in the market and therefore are designated as Level 3 inputs.

Significant inputs to the valuation of the Preferred Stock include the per share cash purchase price, redemption premiums, liquidation preference, and redemption assumptions provided by the Company. See “Note 9. Preferred Stock and Warrants” for details regarding the allocation of the net proceeds based on the relative fair values of the Preferred Stock and Warrants.
Fair Value of Other Financial Instruments
The Company’s other financial instruments consist of cash and cash equivalents, receivables, payables, and long-term debt, which are designated as Level 1 under the fair value hierarchy. The carrying amounts of cash and cash equivalents, receivables, and payables approximate fair value due to the highly liquid or short-term nature of these instruments. The carrying amount of long-term debt associated with borrowings outstanding under the Company’s revolving credit facility approximates fair value as borrowings bear interest at variable rates. The following table presents the carrying amounts of the Company’s senior notes and other long-term debt, net of unamortized premiums and debt issuance costs, with the fair values measured using quoted secondary market trading prices.

	December 31, 2017		December 31, 2016
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
7.50% Senior Notes due 2020 (1)	$446,087	$459,518	$593,447	$624,750
6.25% Senior Notes due 2023	641,792	674,375	640,546	672,750
8.25% Senior Notes due 2025	245,605	274,375	—	—
Other long-term debt due 2028	4,425	4,445	4,425	4,419

(1)	The Company delivered additional notices of redemption to the trustee for its 7.50% Senior Notes subsequent to December 31, 2017.
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

CARRIZO OIL & GAS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
(In thousands)

	December 31, 2017
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total current assets	$3,441,633	$105,533	$—	($3,424,288)	$122,878
Total property and equipment, net	5,953	2,630,707	3,028	(3,878)	2,635,810
Investment in subsidiaries	(999,793)	—	—	999,793	—
Other assets	9,270	10,346	—	—	19,616
Total Assets	$2,457,063	$2,746,586	$3,028	($2,428,373)	$2,778,304

Liabilities and Shareholders’ Equity
Current liabilities	$165,701	$3,631,401	$3,028	($3,427,308)	$372,822
Long-term liabilities	1,689,466	114,978	—	15,879	1,820,323
Preferred stock	214,262	—	—	—	214,262
Total shareholders’ equity	387,634	(999,793)	—	983,056	370,897
Total Liabilities and Shareholders’ Equity	$2,457,063	$2,746,586	$3,028	($2,428,373)	$2,778,304

	December 31, 2016
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total current assets	$2,735,830	$63,513	$—	($2,726,355)	$72,988
Total property and equipment, net	42,181	1,503,695	3,800	(3,916)	1,545,760
Investment in subsidiaries	(1,282,292)	—	—	1,282,292	—
Other assets	7,423	156	—	—	7,579
Total Assets	$1,503,142	$1,567,364	$3,800	($1,447,979)	$1,626,327

Liabilities and Shareholders’ Equity
Current liabilities	$114,805	$2,822,729	$3,800	($2,729,375)	$211,959
Long-term liabilities	1,348,105	26,927	—	15,878	1,390,910
Preferred stock	—	—	—	—	—
Total shareholders’ equity	40,232	(1,282,292)	—	1,265,518	23,458
Total Liabilities and Shareholders’ Equity	$1,503,142	$1,567,364	$3,800	($1,447,979)	$1,626,327

CARRIZO OIL & GAS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended December 31, 2017
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$302	$745,586	$—	$—	$745,888
Total costs and expenses	195,728	459,057	—	(37)	654,748
Income (loss) from continuing operations before income taxes	(195,426)	286,529	—	37	91,140
Income tax expense	—	(4,030)	—	—	(4,030)
Equity in income of subsidiaries	282,499	—	—	(282,499)	—
Income from continuing operations	$87,073	$282,499	$—	($282,462)	$87,110
Income from discontinued operations, net of income taxes	—	—	—	—	—
Net income	$87,073	$282,499	$—	($282,462)	$87,110
Dividends on preferred stock	(7,781)	—	—	—	(7,781)
Accretion on preferred stock	(862)	—	—	—	(862)
Net income attributable to common shareholders	$78,430	$282,499	$—	($282,462)	$78,467

	Year Ended December 31, 2016
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$482	$443,112	$—	$—	$443,594
Total costs and expenses	208,054	910,522	—	492	1,119,068
Loss from continuing operations before income taxes	(207,572)	(467,410)	—	(492)	(675,474)
Income tax benefit	—	—	—	—	—
Equity in loss of subsidiaries	(467,410)	—	—	467,410	—
Loss from continuing operations	($674,982)	($467,410)	$—	$466,918	($675,474)
Income from discontinued operations, net of income taxes	—	—	—	—	—
Net loss	($674,982)	($467,410)	$—	$466,918	($675,474)
Dividends on preferred stock	—	—	—	—	—
Accretion on preferred stock	—	—	—	—	—
Net loss attributable to common shareholders	($674,982)	($467,410)	$—	$466,918	($675,474)

	Year Ended December 31, 2015
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$1,708	$427,495	$—	$—	$429,203
Total costs and expenses	95,464	1,603,515	—	28,984	1,727,963
Loss from continuing operations before income taxes	(93,756)	(1,176,020)	—	(28,984)	(1,298,760)
Income tax benefit	10,125	127,010	—	3,740	140,875
Equity in loss of subsidiaries	(1,049,010)	—	—	1,049,010	—
Loss from continuing operations	($1,132,641)	($1,049,010)	$—	$1,023,766	($1,157,885)
Income from discontinued operations, net of income taxes	2,731	—	—	—	2,731
Net loss	($1,129,910)	($1,049,010)	$—	$1,023,766	($1,155,154)
Dividends on preferred stock	—	—	—	—	—
Accretion on preferred stock	—	—	—	—	—
Net loss attributable to common shareholders	($1,129,910)	($1,049,010)	$—	$1,023,766	($1,155,154)

CARRIZO OIL & GAS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2017
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations	($121,107)	$544,088	$—	$—	$422,981
Net cash used in investing activities from continuing operations	(615,364)	(1,155,340)	—	611,252	(1,159,452)
Net cash provided by financing activities from continuing operations	741,817	611,252	—	(611,252)	741,817
Net cash used in discontinued operations	—	—	—	—	—
Net increase in cash and cash equivalents	5,346	—	—	—	5,346
Cash and cash equivalents, beginning of year	4,194	—	—	—	4,194
Cash and cash equivalents, end of year	$9,540	$—	$—	$—	$9,540

	Year Ended December 31, 2016
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities from continuing operations	($34,773)	$307,541	$—	$—	$272,768
Net cash used in investing activities from continuing operations	(312,291)	(575,824)	(740)	269,023	(619,832)
Net cash provided by financing activities from continuing operations	308,340	268,283	740	(269,023)	308,340
Net cash used in discontinued operations	—	—	—	—	—
Net decrease in cash and cash equivalents	(38,724)	—	—	—	(38,724)
Cash and cash equivalents, beginning of year	42,918	—	—	—	42,918
Cash and cash equivalents, end of year	$4,194	$—	$—	$—	$4,194

	Year Ended December 31, 2015
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by operating activities from continuing operations	$2,655	$376,080	$—	$—	$378,735
Net cash used in investing activities from continuing operations	(447,296)	(674,758)	—	448,678	(673,376)
Net cash provided by financing activities from continuing operations	480,767	298,678	—	(448,678)	330,767
Net cash used in discontinued operations	(4,046)	—	—	—	(4,046)
Net increase in cash and cash equivalents	32,080	—	—	—	32,080
Cash and cash equivalents, beginning of year	10,838	—	—	—	10,838
Cash and cash equivalents, end of year	$42,918	$—	$—	$—	$42,918

14. Supplemental Cash Flow Information
Supplemental cash flow disclosures and non-cash investing and financing activities are presented below:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Supplemental cash flow disclosures:
Cash paid for interest, net of amounts capitalized	$77,213	$75,231	$64,692
Cash paid for income taxes	—	—	—

Non-cash investing and financing activities:
Increase (decrease) in capital expenditure payables and accruals	$102,272	($21,492)	($86,878)
Contingent consideration related to acquisitions of oil and gas properties	52,300	—	—
Contingent consideration related to divestitures of oil and gas properties	(8,805)	—	—
Liabilities assumed in connection with the Sanchez Acquisition	—	4,880	—
Stock-based compensation expense capitalized to oil and gas properties	4,482	4,591	4,574
Asset retirement obligations capitalized to oil and gas properties	3,726	1,927	4,853
15. Subsequent Events (Unaudited)
Divestitures
Niobrara. On January 19, 2018, the Company closed the sale of substantially all of its assets in the Niobrara Formation. The Company has received net cash proceeds of approximately $136.6 million, subject to post-closing adjustments, which includes a deposit received upon the execution of the purchase and sale agreement and amounts received at closing.
Eagle Ford. On January 31, 2018, the Company closed the sale of a portion of its assets in the Eagle Ford Shale to EP Energy E&P Company, L.P. The Company has received net cash proceeds of approximately $246.2 million, subject to post-closing adjustments, which includes a deposit received upon the execution of the purchase and sale agreement and amounts received at the initial closing as well as a subsequent closing for leases that were not conveyed at the initial closing.
See “Note 3. Acquisitions and Divestitures of Oil and Gas Properties” for further details regarding these divestitures.
Redemptions of 7.50% Senior Notes due 2020
On January 19, 2018, the Company delivered a notice of redemption to the trustee for its 7.50% Senior Notes to call for redemption on February 18, 2018, $100.0 million aggregate principal amount of the outstanding 7.50% Senior Notes. On February 20, 2018, the Company paid an aggregate redemption price of $105.1 million, which included a redemption premium of $1.9 million as well as accrued and unpaid interest of $3.2 million from the last interest payment date up to, but not including, the redemption date.
On January 31, 2018, the Company delivered a notice of redemption to the trustee for its 7.50% Senior Notes to call for redemption on March 2, 2018, $220.0 million aggregate principal amount of the outstanding 7.50% Senior Notes. On the redemption date, the Company expects to pay an aggregate redemption price of $231.8 million, which includes a redemption premium of $4.1 million as well as accrued and unpaid interest of $7.7 million from the last interest payment date up to, but not including, the redemption date.
Redemption of Preferred Stock
On January 19, 2018, the Company provided a notice to be delivered to the holders of its Preferred Stock under which it called for redemption of 50,000 of the shares of Preferred Stock, representing 20% of the issued and outstanding Preferred Stock, on January 24, 2018. The Company paid $50.5 million on January 24, 2018 upon redemption, which consisted of $1,000.00 per share of Preferred Stock redeemed, plus accrued and unpaid dividends.
Senior Secured Revolving Credit Facility
On January 31, 2018, as a result of the divestiture in the Eagle Ford Shale discussed above, the Company’s borrowing base under the Senior Secured Revolving Credit Facility was reduced from $900.0 million to $830.0 million, however, the elected commitment amount remained unchanged at $800.0 million.

Hedging
In January 2018, the Company entered into the following natural gas derivative positions at the weighted average contract prices summarized below:
Natural Gas Fixed Price Swaps

Period	Volumes (MMBtu/d)	NYMEX Price ($/MMBtu)
March 2018 - December 2018	25,000	$3.01
16. Supplemental Disclosures about Oil and Gas Producing Activities (Unaudited)
Costs Incurred
Costs incurred in oil and gas property acquisition, exploration and development activities are summarized below:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Property acquisition costs
Proved properties	$303,307	$90,661	$—
Unproved properties	525,061	113,535	63,446
Total property acquisition costs	828,368	204,196	63,446
Exploration costs	91,098	37,508	117,227
Development costs	569,982	374,134	389,396
Total costs incurred	$1,489,448	$615,838	$570,069
Costs incurred exclude capitalized interest on unproved properties of $28.3 million, $17.0 million, and $32.1 million for the years ended December 31, 2017, 2016 and 2015, respectively. Included in exploration and development costs are non-cash additions related to the estimated future asset retirement obligations of the Company’s oil and gas properties of $3.5 million, $1.9 million and $4.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Non-cash additions related to the estimated future asset retirement obligations associated with the ExL Acquisition of $0.1 million and for the Sanchez Acquisition of $2.0 million are included in acquisition costs of proved properties for the year ended December 31, 2017 and 2016, respectively. The internal cost of employee compensation and benefits, including stock-based compensation, capitalized to proved or unproved oil and gas properties of $14.8 million, $10.5 million and $15.8 million for the years ended December 31, 2017, 2016 and 2015, respectively, are included in exploration, development and unproved property acquisition costs.
Proved Oil and Gas Reserve Quantities
Proved oil and gas reserves are generally those quantities of crude oil, NGLs and natural gas, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible in future years from known reservoirs under existing economic conditions, operating methods and government regulations. Proved developed reserves include reserves that can be expected to be produced through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well. Proved undeveloped reserves include reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Proved reserve quantities at December 31, 2017, 2016, and 2015 and the related discounted future net cash flows before income taxes are based on estimates prepared by Ryder Scott Company, L.P. Such estimates have been prepared in accordance with guidelines established by the SEC. All of the Company’s proved reserves are attributable to properties within the United States.

The Company’s proved reserves and changes in proved reserves are as follows:

	Crude Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)	Total Proved Reserves (MBoe)
Proved reserves:
January 1, 2015	100,704	13,513	221,017	151,053
Extensions and discoveries	26,358	5,292	33,925	37,304
Revisions of previous estimates	(9,059)	2,768	11,808	(4,323)
Production	(8,415)	(1,352)	(21,812)	(13,402)
December 31, 2015	109,588	20,221	244,938	170,632
Extensions and discoveries	40,074	8,612	59,318	58,572
Revisions of previous estimates	(16,731)	(3,230)	1,481	(19,713)
Purchases of reserves in place	4,810	122	7,282	6,145
Production	(9,423)	(1,788)	(25,574)	(15,473)
December 31, 2016	128,318	23,937	287,445	200,163
Extensions and discoveries	50,476	13,781	98,980	80,754
Revisions of previous estimates	(19,838)	(909)	27,774	(16,118)
Purchases of reserves in place	21,634	8,642	94,962	46,103
Sales of reserves in place	(650)	(526)	(170,219)	(29,546)
Production	(12,566)	(2,327)	(28,472)	(19,639)
December 31, 2017	167,374	42,598	310,470	261,717

Proved developed reserves:
December 31, 2014	35,238	5,294	149,697	65,482
December 31, 2015	42,311	7,933	154,725	76,032
December 31, 2016	51,062	9,387	187,054	91,625
December 31, 2017	69,632	17,447	131,355	108,972

Proved undeveloped reserves:
December 31, 2014	65,466	8,219	71,320	85,571
December 31, 2015	67,277	12,288	90,213	94,600
December 31, 2016	77,256	14,550	100,391	108,538
December 31, 2017	97,742	25,151	179,115	152,745
Extensions and discoveries
For the year ended December 31, 2017, the Company added 6,473 MBoe of proved developed reserves and 74,281 MBoe of proved undeveloped reserves through its drilling program and associated offset locations. Eagle Ford and Delaware Basin comprised 51% and 48%, respectively, of the total extensions and discoveries.
For the year ended December 31, 2016, the Company added 6,525 MBoe of proved developed reserves and 52,047 MBoe of proved undeveloped reserves through its drilling program and associated offset locations. Eagle Ford and Delaware Basin comprised 79% and 20%, respectively, of the total extensions and discoveries.
For the year ended December 31, 2015, the Company added 5,237 MBoe of proved developed reserves and 32,067 MBoe of proved undeveloped reserves through its drilling program and associated offset locations. Eagle Ford comprised 89% of the total extensions and discoveries.

Revisions of previous estimates
For the year ended December 31, 2017, revisions of previous estimates reduced the Company’s proved reserves by 16,118 MBoe. Included in revisions of previous estimates were:

•	Positive revisions due to price of 2,684 MBoe.

•
Negative revisions due to performance of 4,500 MBoe primarily in the Eagle Ford due to a downward shift of the type curve for certain PUD locations partially offset by positive revisions due to well performance in Marcellus which occurred prior to the sale in November 2017.

•
Negative revisions in proved undeveloped reserves of 14,302 MBoe in the Eagle Ford due to changes in the Company’s previously approved development plan which resulted in the timing of development for certain PUD locations to move beyond five years from initial booking. The drivers of the changes in the Company’s previously approved development plan were the recent ExL Acquisition and the move to a more efficient development plan which includes drilling and completing larger pads.

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

•
Negative revisions in proved undeveloped reserves of 6,925 MBoe in the Eagle Ford due to changes in the Company’s previously approved development plan which resulted in the timing of development for certain PUD locations to move beyond five years from initial booking. The drivers of the changes in the Company’s previously approved development plan were the move to a more efficient development plan which includes drilling and completing larger pads and the recent Sanchez Acquisition.

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
Purchases of reserves in place
For the year ended December 31, 2017, purchases of reserves in place included 26,009 MBoe of proved developed reserves and 20,094 MBoe of proved undeveloped reserves associated with the ExL Acquisition.
For the year ended December 31, 2016, purchases of reserves in place included 4,978 MBoe of proved developed reserves and 1,167 MBoe of proved undeveloped reserves associated with the Sanchez Acquisition.
There were no purchases of reserves in place for the year ended December 31, 2015.
Sales of reserves in place
For the year ended December 31, 2017, sales of reserves in place included 22,249 MBoe of proved developed reserves and 7,297 MBoe of proved undeveloped reserves associated with the Marcellus Shale and Utica Shale divestitures.
There were no sales of reserves in place for the years ended December 31, 2016 and 2015.

Standardized Measure
The standardized measure of discounted future net cash flows relating to proved reserves is as follows:

	December 31,
	2017	2016	2015
	(In thousands)
Future cash inflows	$10,109,752	$5,903,629	$5,878,348
Future production costs	(3,202,201)	(2,241,928)	(2,124,059)
Future development costs	(1,699,909)	(1,264,493)	(1,178,773)
Future income taxes (1)	(445,056)	—	—
Future net cash flows	4,762,586	2,397,208	2,575,516
Less 10% annual discount to reflect timing of cash flows	(2,297,544)	(1,093,779)	(1,210,292)
Standard measure of discounted future net cash flows	$2,465,042	$1,303,429	$1,365,224

(1)
Future income taxes in the calculation of the standardized measure of discounted future net cash flows were zero as of December 31, 2016 and 2015, as the historical tax basis of proved oil and gas properties, net operating loss carryforwards, and future tax deductions exceeded the undiscounted future net cash flows before income taxes of the Company’s proved oil and gas reserves as of December 31, 2016 and 2015.

Proved reserve estimates and future cash flows are based on the average realized prices for sales of crude oil, NGLs and natural gas on the first calendar day of each month during the year. The average realized prices used for 2017, 2016 and 2015 were $49.87, $39.60, and $47.24 per Bbl, respectively, for crude oil, $19.78, $11.66 and $12.00 per Bbl, respectively, for NGLs, and $2.96, $1.89 and $1.87 per Mcf, respectively, for natural gas.
Future operating and development costs are computed primarily by the Company’s petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company’s proved reserves at the end of the year, based on current costs and assuming continuation of existing economic conditions. Future income taxes, which include the effects of the Tax Cuts and Jobs Act, are based on current statutory rates, adjusted for the tax basis of oil and gas properties and available applicable tax assets. A discount factor of 10% was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost or fair value of the Company’s oil and gas properties. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in proved reserve estimates.

Changes in Standardized Measure
Changes in the standardized measure of discounted future net cash flows relating to proved reserves are summarized below:

	Years Ended December 31,
	2017	2016	2015
	(In thousands)
Standardized measure at beginning of year	$1,303,429	$1,365,224	$2,555,082
Revisions to reserves proved in prior years:
Net change in sales prices and production costs related to future production	$710,773	($346,763)	($2,547,213)
Net change in estimated future development costs	(51,854)	74,407	342,238
Net change due to revisions in quantity estimates	(42,214)	(150,245)	(157,271)
Accretion of discount	130,343	136,522	326,074
Changes in production rates (timing) and other	(116,056)	(111,137)	(139,533)
Total revisions to reserves proved in prior years	630,992	(397,216)	(2,175,705)
Net change due to extensions and discoveries, net of estimated future development and production costs	597,502	313,201	252,155
Net change due to purchases of reserves in place	452,932	43,426	—
Net change due to divestitures of reserves in place	(106,608)	—	—
Sales of crude oil, NGLs and natural gas produced, net of production costs	(566,258)	(320,272)	(312,213)
Previously estimated development costs incurred	326,383	299,066	340,247
Net change in income taxes	(173,330)	—	705,658
Net change in standardized measure of discounted future net cash flows	1,161,613	(61,795)	(1,189,858)
Standardized measure at end of year	$2,465,042	$1,303,429	$1,365,224

17. Quarterly Financial Data (Unaudited)
The following is a summary of the unaudited quarterly financial data for the years ended December 31, 2017 and 2016:

Year Ended December 31, 2017	First Quarter	Second Quarter	Third Quarter (2)	Fourth Quarter (3)
	(In thousands, except per share data)
Total revenues	$151,355	$166,483	$181,279	$246,771
Operating profit (1)	$57,953	$63,147	$69,364	$113,205
(Gain) loss on derivatives, net	($25,316)	($26,065)	$24,377	$86,107
Net income (loss)	$40,021	$56,306	$7,823	($17,040)
Net income (loss) attributable to common shareholders	$40,021	$56,306	$5,574	($23,434)

Net income (loss) attributable to common shareholders per common share (3)
Basic	$0.61	$0.86	$0.07	($0.29)
Diluted	$0.61	$0.85	$0.07	($0.29)

Year Ended December 31, 2016	First Quarter (4)	Second Quarter (4)	Third Quarter (4)	Fourth Quarter
	(In thousands, except per share data)
Total revenues	$81,262	$107,324	$111,177	$143,831
Operating profit (loss) (1)	($7,491)	$27,167	$31,634	$55,000
Net loss	($311,395)	($262,126)	($101,174)	($779)
Net loss attributable to common shareholders	($311,395)	($262,126)	($101,174)	($779)

Net loss attributable to common shareholders per common share (3)
Basic	($5.34)	($4.46)	($1.72)	($0.01)
Diluted	($5.34)	($4.46)	($1.72)	($0.01)

(1)	Total revenues less lease operating expense, production taxes, ad valorem taxes and DD&A.

(2)	Third quarter of 2017 included the following:

a.	$2.2 million of Preferred Stock dividends which reduced net income attributable to common shareholders.

(3)	Fourth quarter of 2017 included the following:

a.	$4.2 million loss on extinguishment of debt as a result of the redemption of $150.0 million aggregate principal amount of 7.50% Senior Notes.

b.	$5.5 million of Preferred Stock dividends which increased net loss attributable to common shareholders.

(4)
The sum of quarterly net income (loss) attributable to common shareholders per common share does not agree with the total year net income (loss) attributable to common shareholders per common share as each computation is based on the weighted average of common shares outstanding during the period.

(5)
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
Date: February 28, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ S.P. Johnson IV	President, Chief Executive Officer and Director	February 28, 2018
S. P. Johnson IV	(Principal Executive Officer)

/s/ David L. Pitts	Vice President and Chief Financial Officer	February 28, 2018
David L. Pitts	(Principal Financial Officer)

/s/ Gregory F. Conaway	Vice President and Chief Accounting Officer	February 28, 2018
Gregory F. Conaway	(Principal Accounting Officer)

/s/ Steven A. Webster	Chairman of the Board	February 28, 2018
Steven A. Webster

/s/ Thomas L. Carter, Jr.	Director	February 28, 2018
Thomas L. Carter, Jr.

/s/ Robert F. Fulton	Director	February 28, 2018
Robert F. Fulton

/s/ F. Gardner Parker	Director	February 28, 2018
F. Gardner Parker

/s/ Roger A. Ramsey	Director	February 28, 2018
Roger A. Ramsey

/s/ Frank A. Wojtek	Director	February 28, 2018
Frank A. Wojtek

S-1