Form 10-K
period 2018-12-31
CARRIZO OIL & GAS INC
filed 2019-03-01
CIK 1040593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the Fiscal Year Ended December 31, 2018
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
YES  ☐    NO  ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☑    NO  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    YES  ☑    NO  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☑	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☑
At June 29, 2018, the aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $2.2 billion based on the closing price of such stock on such date of $27.85.
At February 22, 2019, the number of shares outstanding of the registrant’s Common Stock was 91,627,738.

 DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement for the Registrant’s 2019 Annual Meeting of Shareholders are incorporated by reference in Part III of this Form 10-K. Such definitive proxy statement will be filed with the U.S. Securities and Exchange Commission not later than 120 days subsequent to December 31, 2018.

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

•
our ability to make, integrate and develop acquisitions and realize any expected benefits or effects of any acquisitions or the timing, final purchase price, financing or consummation of any acquisitions;

•	possible future divestitures or disposition transactions and the proceeds, results or benefits of any such transactions, including the timing thereof;

•	the benefits, effects, availability of and results of new and existing joint ventures and sales transactions;

•	our ability to maintain a sound financial position;

•	receipt of receivables and proceeds from divestitures;

•	our ability to complete planned transactions on desirable terms; and

•	the impact of governmental regulation, taxes, market changes and world events.
You generally can identify our forward-looking statements by the words “anticipate,” “believe,” budgeted,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “scheduled,” “should,” or other similar words. Such statements rely on assumptions and involve risks and uncertainties, many of which are beyond our control, including, but not limited to, those relating to a worldwide economic downturn, availability of financing, our dependence on our exploratory drilling activities, the volatility of and changes in oil and gas prices, the need to replace reserves depleted by production, impairments of proved oil and gas properties, operating risks of oil and gas operations, our dependence on our key personnel, factors that affect our ability to manage our growth and achieve our business strategy, results, delays and uncertainties that may be encountered in drilling, development or production, interpretations and impact of oil and gas reserve estimation and disclosure requirements, activities and approvals of our partners and parties with whom we have alliances, technological changes, capital requirements, the timing and amount of borrowing base redeterminations and availability under our revolving credit facility, evaluations of us by lenders under our revolving credit facility, waivers or amendments under our revolving credit facility in connection with acquisitions, other actions by lenders and holders of our capital stock, the potential impact of government regulations, including current and proposed legislation and regulations related to hydraulic fracturing, oil and natural gas drilling, air emissions and climate change, regulatory determinations, litigation, competition, the uncertainty of reserve information and future net revenue estimates, failure to realize the anticipated benefits of an acquisition, market conditions and other factors affecting our ability to pay dividends on or redeem our preferred stock, integration and other acquisition risks, other factors affecting our ability to reach agreements or complete acquisitions or divestitures, actions by seller and buyers, effects of purchase price adjustments, availability of equipment and crews, actions by midstream and other industry participants, weather, our ability to obtain permits and licenses, the results of audits and assessments, the failure to obtain certain bank and lease consents, the existence and resolution of title defects, new taxes and impact fees, delays, costs and difficulties relating to our joint ventures, actions by joint venture parties, results of exploration activities, the availability, market conditions and completion of land acquisitions and dispositions, costs of oilfield services, completion and connection of wells, and other factors detailed in this annual report.
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
Some of the factors that could cause actual results to differ from those expressed or implied in forward-looking statements are described under Part I, “Item 1A. Risk Factors”, other sections of this annual report, and in our other filings with the SEC. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on our forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and, except as required by law, we undertake no duty to update or revise any forward-looking statement.
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
Significant Developments in 2018
Acquisitions. On October 17, 2018, we closed on the acquisition with Devon Energy Production Company, L.P. (“Devon”), a subsidiary of Devon Energy Corporation, of oil and gas properties in the Delaware Basin in Reeves and Ward counties, Texas (the “Devon Acquisition”). The estimated aggregate purchase price of $196.6 million remains subject to post-closing adjustments.
Divestitures. In the first quarter of 2018, we closed on divestitures of substantially all of our assets in the Niobrara Formation and a portion of our assets in the Eagle Ford for aggregate net proceeds of approximately $381.3 million. In addition, we could receive contingent consideration of $5.0 million per year if crude oil prices exceed specified thresholds for each of the years of 2018 through 2020 as part of the Niobrara Formation divestiture.
On July 11, 2018, we closed on the divestiture of certain non-operated assets in the Delaware Basin for aggregate net proceeds of $30.9 million.
See “Note 3. Acquisitions and Divestitures of Oil and Gas Properties” of the Notes to our Consolidated Financial Statements for further discussion.
Liquidity and financings. On August 17, 2018, we completed a public offering of 9.5 million shares of our common stock at a price per share of $22.55. We used the proceeds of $213.7 million, net of offering costs, to fund the Devon Acquisition and for general corporate purposes.
We also redeemed the remaining $450.0 million aggregate principal amount outstanding of 7.50% Senior Notes due 2020 (the “7.50% Senior Notes”) and 50,000 shares of our 8.875% redeemable preferred stock (the “Preferred Stock”), representing 20% of the then issued and outstanding Preferred Stock.
During 2018, the borrowing base under our revolving credit facility increased from $830.0 million to $1.3 billion, primarily as a result of our continued development of our Eagle Ford and Delaware Basin assets. As of December 31, 2018, our elected commitment amount under our borrowing base was $1.1 billion.
See “Note 6. Long-Term Debt” and “Note 10. Shareholders’ Equity” of the Notes to our Consolidated Financial Statements for further discussion.
Production. Crude oil production in 2018 was 38,992 Bbls/d, an increase of 13% despite the divestitures in Niobrara and Eagle Ford in the first quarter of 2018, as compared to 34,428 Bbls/d in 2017, primarily driven by strong performance from our new wells in the Eagle Ford and Delaware Basin. Total production in 2018 was 60,382 Boe/d, an increase of 12% from 53,805 Boe/d in 2017, primarily due to the same reasons discussed above. See “—Summary of 2018 Proved Reserves, Production and Drilling by Area” for further discussion.

Proved reserves. At year-end 2018, our proved reserves of 329.4 MMBoe consist of 55% crude oil, 21% natural gas liquids and 24% natural gas. Our reserves increased 67.7 MMBoe, or 26%, from our year-end 2017 proved reserves of 261.7 MMBoe primarily as a result of our ongoing drilling program in the Eagle Ford and the Delaware Basin. The following is a summary of our proved reserves as of December 31, 2018 and 2017. See “—Additional Oil and Gas Disclosures—Proved Oil and Gas Reserves” for further discussion.

	Proved Reserves
	December 31, 2018	December 31, 2017
Region	(MMBoe)
Eagle Ford (1)	149.1	167.0
Delaware Basin	180.3	90.9
Other (2)	—	3.8
Total	329.4	261.7

(1)	Included in the December 31, 2017 proved reserves are 10.9 MMBoe associated with a portion of our assets in the Eagle Ford that were divested in January 2018.

(2)	In January 2018, we closed on the divestiture of substantially all of our Niobrara assets.
Recent Developments
Contingent consideration arrangements. For the year ended December 31, 2018, the specified pricing thresholds related to the Contingent ExL Consideration, the Contingent Niobrara Consideration, and the Contingent Utica Consideration (each as defined in “Note 3. Acquisitions and Divestitures of Oil and Gas Properties” of the Notes to our Consolidated Financial Statements) were exceeded. As a result, in January 2019, we paid $50.0 million and received $10.0 million from settlement of these contingent consideration arrangements. See “Note 12. Derivative Instruments” of the Notes to our Consolidated Financial Statements for further discussion.
2019 Drilling, completion, and infrastructure (“DC&I”) capital expenditure plan. Our 2019 DC&I capital expenditure plan is currently $525.0 million to $575.0 million. The assumptions in the 2019 DC&I capital expenditure plan include an expectation that we will achieve an improvement in capital efficiency relative to 2018 resulting from a combination of service cost reductions, efficiency gains, and changes to completion techniques that have already been implemented. We intend to finance our 2019 capital expenditure plan primarily from cash flow from operations and our senior secured revolving credit facility as well as other sources described in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources.” Our capital expenditure plan has the flexibility to adjust, should the commodity price environment change.
The following is a summary of our actual capital expenditures for 2018 and our planned capital expenditures for 2019:

	Capital Expenditures
	2019 Plan (1)	2018 Actual
	(In millions)
DC&I
Eagle Ford	$325.0	$522.9
Delaware Basin	225.0	321.2
Other	—	0.3
Total DC&I	550.0	844.4
Leasehold and seismic (2)	—	22.4
Total (3)	$550.0	$866.8

(1)	Represents the midpoint of our 2019 DC&I capital expenditure plan of $525.0 million to $575.0 million.

(2)	We do not provide guidance for leasehold and seismic capital expenditures given the discretionary nature of this spending.

(3)
Our capital expenditure plan and the actual capital expenditures exclude acquisitions of oil and gas properties, capitalized general and administrative expense, interest expense and asset retirement costs.

Summary of 2018 Proved Reserves, Production and Drilling by Region

	Eagle Ford		Delaware Basin		Total
Proved reserves
Crude oil (MBbls)		110,907		68,829		179,736
NGLs (MBbls)		19,183		49,940		69,123
Natural gas (MMcf)		114,092		368,969		483,061
Total proved reserves (MBoe)		149,105		180,264		329,369

Proved reserves by classification (MBoe)
Proved developed		74,999		55,900		130,899
Proved undeveloped		74,106		124,364		198,470
Total proved reserves (MBoe)		149,105		180,264		329,369

Percent of proved developed reserves		57%		43%		100%
Percent of proved undeveloped reserves		37%		63%		100%
Percent of total reserves		45%		55%		100%

Production volumes	Total	Per Day	Total	Per Day	Total	Per Day
Crude oil (MBbls and Bbls/d)	10,655	29,192	3,534	9,682	14,232	38,992
NGLs (MBbls and Bbls/d)	1,575	4,316	2,118	5,802	3,701	10,139
Natural gas (MMcf and Mcf/d)	8,941	24,495	15,604	42,751	24,639	67,503
Total production volumes	13,721	37,591	8,252	22,609	22,040	60,382

Percent of total production		62%		38%		100%

	Eagle Ford		Delaware Basin		Total
Operated Well Data	Gross	Net	Gross	Net	Gross	Net
Year Ended December 31, 2018
Drilled	100	94.4	31	24.1	131	118.5
Completed	92	81.5	25	20.1	117	101.6

December 31, 2018
Drilled but uncompleted	39	38.7	11	9.0	50	47.7
Producing	534	479.4	80	69.7	614	549.1
Regional Overview
Eagle Ford Shale
For 2018, the Eagle Ford remained our most significant operational area. Our core Eagle Ford properties are located in LaSalle County and, to a lesser extent, in McMullen, Frio and Atascosa counties in Texas. As of December 31, 2018, we held interests in approximately 91,770 gross (76,462 net) acres. In the first quarter of 2018, we closed on the sale of a portion of our assets in the Eagle Ford to EP Energy E&P Company, L.P. for aggregate net proceeds of $245.7 million. Excluding 1.3 MMBoe of production in 2017 from the divested assets, total Eagle Ford production increased approximately 10% over the year ended December 31, 2017. In 2018, we spent approximately $522.9 million in the Eagle Ford, which was approximately 19% above our 2018 DC&I capital expenditure plan for the Eagle Ford, due to our decision to shift capital to the Eagle Ford to take advantage of the superior returns that were offered from the play and avoid aggressively developing our Delaware Basin inventory during a period of weak local market pricing. We currently plan for approximately 59% of our 2019 DC&I capital expenditure plan to be directed towards opportunities in the Eagle Ford.
Delaware Basin
During 2014, we began to build an acreage position in the Delaware Basin in Culberson and Reeves counties, Texas, targeting the Wolfcamp Formation. In the third quarter of 2017, we closed on an acquisition of 16,508 net acres located in Reeves and Ward Counties, Texas from ExL Petroleum Management, LLC and ExL Petroleum Operating Inc. (the “ExL Acquisition”). In the fourth quarter of 2018, we closed on the Devon Acquisition which added approximately 10,000 net acres. As of December 31, 2018, we held interests in approximately 70,335 gross (46,004 net) acres in the Delaware Basin. Production in the Delaware Basin for the year ended December 31, 2018 increased 237% from the same period in 2017. Excluding production associated with the Devon

Acquisition, production in the Delaware Basin for the year ended December 31, 2018 increased 231% as compared to the same period in 2017. In 2018, we spent approximately $321.2 million in the Delaware Basin, which was approximately 4% below our 2018 DC&I capital expenditure plan for the Delaware Basin, due to the capital shift discussed above. We currently plan for approximately 41% of our 2019 DC&I capital expenditure plan to be directed towards opportunities in the Delaware Basin.
Additional Oil and Gas Disclosures
Proved Oil and Gas Reserves
The following table sets forth summary information with respect to our estimated proved reserves and PV-10 for the years ended December 31, 2018, 2017 and 2016 that were prepared by Ryder Scott Company, L.P. (“Ryder Scott”), our independent third party reserve engineers. For further information concerning Ryder Scott’s estimates of our proved reserves as of December 31, 2018, see the reserve report included as an exhibit to this Annual Report on Form 10-K.
The prices used in the calculation of our estimated proved reserves and PV-10 were based on the average realized prices for sales of crude oil, NGLs and natural gas on the first calendar day of each month during the year (“12-Month Average Realized Price”) in accordance with SEC rules. The following prices were used in the calculation of estimated proved reserves for the respective years.

	Years Ended December 31,
	2018	2017	2016
Crude oil ($ per Bbl)	$63.80	$49.87	$39.60
NGLs ($ per Bbl)	$26.15	$19.78	$11.66
Natural Gas ($ per Mcf)	$2.46	$2.96	$1.89
For further information concerning the present value of estimated future net revenues from these proved reserves, see “Note 2. Summary of Significant Accounting Policies” and “Note 17. Supplemental Disclosures about Oil and Gas Producing Activities (Unaudited)” of the Notes to our Consolidated Financial Statements. See also “—Other Reserve Matters” below for further discussion.

The following table summarizes our estimated proved reserves, standardized measure of discounted future net cash flows and PV-10 for the years ended December 31, 2018, 2017 and 2016.

	As of December 31,
	2018	2017	2016
Proved developed reserves
Crude oil (MBbls)	75,267	69,632	51,062
NGLs (MBbls)	25,809	17,447	9,387
Natural Gas (MMcf)	178,941	131,355	187,054
Total proved developed reserves (MBoe)	130,899	108,972	91,625

Proved undeveloped reserves
Crude oil (MBbls)	104,469	97,742	77,256
NGLs (MBbls)	43,314	25,151	14,550
Natural Gas (MMcf)	304,120	179,115	100,391
Total proved undeveloped reserves (MBoe)	198,470	152,745	108,538

Total proved reserves
Crude oil (MBbls)	179,736	167,374	128,318
NGLs (MBbls)	69,123	42,598	23,937
Natural Gas (MMcf)	483,061	310,470	287,445
Total proved reserves (MBoe)	329,369	261,717	200,163
Proved developed reserves %	40%	42%	46%
Proved undeveloped reserves %	60%	58%	54%

Reserve data (In millions):
Standardized measure of discounted future net cash flows (GAAP)	$3,635.6	$2,465.1	$1,303.4
PV-10 (Non-GAAP):
Proved developed PV-10	$2,383.9	$1,621.0	$854.3
Proved undeveloped PV-10	1,707.5	1,017.4	449.1
Total PV-10 (Non-GAAP)	$4,091.4	$2,638.4	$1,303.4
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

	As of December 31,
	2018	2017	2016
	(In millions)
Standardized measure of discounted future net cash flows (GAAP)	$3,635.6	$2,465.1	$1,303.4
Add: present value of future income taxes discounted at 10% per annum	455.8	173.3	—
PV-10 (Non-GAAP)	$4,091.4	$2,638.4	$1,303.4

Proved Reserves
The following table provides a summary of the changes in our proved reserves for the year ended December 31, 2018.

	Crude Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)	Total (MBoe)
Proved reserves as of December 31, 2017	167,374	42,598	310,470	261,717
Extensions and discoveries	65,352	30,195	212,758	131,007
Revisions of previous estimates	(31,287)	1,936	(6,006)	(30,352)
Purchases of reserves in place	2,205	967	7,953	4,498
Sales of reserves in place	(9,676)	(2,872)	(17,475)	(15,461)
Production	(14,232)	(3,701)	(24,639)	(22,040)
Proved reserves as of December 31, 2018	179,736	69,123	483,061	329,369
Extensions and discoveries of 131,007 MBoe were comprised of 12,687 MBoe of proved developed reserves and 118,320 MBoe of proved undeveloped reserves (“PUDs”) that were added through our drilling program and associated offset locations. Eagle Ford and Delaware Basin comprised 30% and 70%, respectively, of the total extensions and discoveries.
Revisions of previous estimates reduced our reserves by 30,352 MBoe. Included in the revisions of previous estimates were the following components;

•
Negative revisions of 21,753 MBoe, primarily in the Eagle Ford, due to changes in our previously approved development plan, which resulted in the timing of development for certain PUD locations to move beyond five years from initial booking. The primary drivers of the changes in our previously approved development plan are the reallocation of capital to areas providing the greatest opportunities to increase capital efficiency and maximize project-level economics within our reduced capital expenditure plan, which includes a shift to larger-scale development projects.

•
Net negative revisions of 12,363 MBoe, primarily due to negative revisions of 14,907 MBoe in the Eagle Ford, partially offset by positive revisions of 2,544 MBoe in the Delaware Basin. The negative revisions in the Eagle Ford were primarily a result of completion of new wells that negatively impacted the production of adjacent existing producing wells and the associated impact to certain PUD locations, as well as a reduction in spacing and the average lateral length for certain PUD locations.

•	Positive revisions due to price of 3,764 MBoe.
Purchases of reserves in place included 4,498 MBoe of proved developed reserves associated with the Devon Acquisition.
Sales of reserves in place included 13,465 MBoe of proved developed reserves and 1,996 MBoe of proved undeveloped reserves associated with the Eagle Ford and Niobrara Formation divestitures.
Proved Undeveloped Reserves
The following table provides a summary of the changes in our PUDs for the year ended December 31, 2018.

	Crude Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)	Total (MBoe)
PUDs as of December 31, 2017	97,742	25,151	179,115	152,745
Extensions and discoveries	58,373	27,581	194,196	118,320
Removed due to changes in development plan	(15,847)	(2,686)	(16,219)	(21,236)
Revisions of previous estimates	(9,040)	2,274	8,980	(5,268)
Sales of reserves in place	(1,403)	(289)	(1,823)	(1,996)
Converted to proved developed reserves	(25,356)	(8,717)	(60,129)	(44,095)
PUDs as of December 31, 2018	104,469	43,314	304,120	198,470
Extensions and discoveries of 118,320 MBoe were due to additional offset locations associated with our drilling program, of which 84,399 MBoe were in the Delaware Basin and 33,921 MBoe were in the Eagle Ford. We incurred $36.6 million during 2018 for certain of these PUD locations that were drilled but uncompleted as of December 31, 2018, with $18.7 million incurred in the Eagle Ford and $17.9 million in the Delaware Basin.
We removed 21,236 MBoe of PUDs, primarily in the Eagle Ford, due to changes in our previously approved development plan, which resulted in the timing of development for certain PUD locations to move beyond five years from initial booking. The primary drivers of the changes in our previously approved development plan are the reallocation of capital to areas providing the greatest opportunities to increase capital efficiency and maximize project-level economics within our reduced capital expenditure plan, which includes a shift to larger-scale development projects.

Revisions of previous estimates of 5,268 MBoe included 5,917 MBoe of negative revisions, partially offset by 649 MBoe of positive revisions due to pricing. The negative revisions, of which 4,792 MBoe were in the Eagle Ford, were primarily a result of incorporating the impact to estimated future production for certain PUD locations where future completions are adjacent to the respective PUD location, as well as a reduction in spacing and the average lateral length for certain PUD locations.
Sales of PUDs in place of 1,996 MBoe were related to the sale of a portion of our assets in the Eagle Ford in the first quarter of 2018. We had no PUDs associated with the divestiture in the Niobrara Formation.
We converted 44,095 MBoe of PUDs that were booked as PUDs as of December 31, 2017 to proved developed during 2018, of which 23,181 MBoe were in the Eagle Ford and 20,914 MBoe were in the Delaware Basin, at a total cost of $490.5 million, or $11.12 per Boe.
We converted an additional 10,430 MBoe of PUDs that were booked as PUDs during 2018 to proved developed, and therefore not included in the table above, of which 5,161 MBoe were in the Eagle Ford and 5,269 MBoe in the Delaware Basin. The total cost to convert these PUDs was $126.6 million, or $12.14 per Boe, of which $79.2 million, or $15.35 per Boe, was in the Eagle Ford and $47.4 million, or $9.00 per Boe, was in the Delaware Basin.
During 2018, we also incurred $68.0 million on PUDs that were drilled but uncompleted as of December 31, 2018 that were booked as PUDs as of December 31, 2017, of which $42.7 million was in the Eagle Ford and $25.3 million was in the Delaware Basin. As of December 31, 2018, we had 25,616 MBoe of PUDs associated with wells that were drilled but uncompleted, 14,430 MBoe of which were in the Eagle Ford and 11,186 MBoe in the Delaware Basin. All of the reserves associated with drilled but uncompleted wells are scheduled to be completed in 2019. We expect to incur $212.6 million of capital expenditures to complete these wells, with $154.4 million allocated to the Eagle Ford and $58.2 million allocated to the Delaware Basin.
At December 31, 2018, we did not have any reserves that have remained undeveloped for five or more years since the date of their initial booking and all PUD locations are scheduled to be developed within five years of their initial booking.
Qualifications of Technical Persons
In accordance with the Standards Pertaining to the Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers and the guidelines established by the Securities and Exchange Commission (“SEC”), Ryder Scott estimated 100% of our proved reserves as of December 31, 2018, 2017, and 2016 as presented in this Annual Report on Form 10-K. The technical persons responsible for preparing the reserves estimates meet the requirements regarding qualifications, independence, objectivity and confidentiality set forth in the Standards Pertaining to Estimating and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. Ryder Scott does not own an interest in our properties and is not employed on a contingent fee basis.
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

Oil and Gas Production, Prices and Costs
The following table sets forth certain information regarding the production volumes, average realized prices and average production costs associated with our sales of crude oil and natural gas for the periods indicated.

	Years Ended December 31,
	2018	2017	2016
Total production volumes
Crude oil (MBbls)	14,232	12,566	9,423
NGLs (MBbls)	3,701	2,327	1,788
Natural gas (MMcf)	24,639	28,472	25,574
Total barrels of oil equivalent (MBoe)	22,040	19,639	15,473

Daily production volumes by product
Crude oil (Bbls/d)	38,992	34,428	25,745
NGLs (Bbls/d)	10,139	6,376	4,885
Natural gas (Mcf/d)	67,503	78,006	69,873
Total barrels of oil equivalent per day (Boe/d)	60,382	53,805	42,276

Daily production volumes by region (Boe/d)
Eagle Ford	37,591	37,825	30,664
Delaware Basin	22,609	6,713	1,115
Other	182	9,267	10,497
Total barrels of oil equivalent (Boe/d)	60,382	53,805	42,276

Average realized prices
Crude oil ($ per Bbl)	$64.05	$50.39	$40.12
NGLs ($ per Bbl)	26.10	20.37	12.54
Natural gas ($ per Mcf)	2.35	2.29	1.69
Total average realized price ($ per Boe)	$48.36	$37.98	$28.67

Average production costs ($ per Boe)
Lease operating expense	$7.33	$7.12	$6.38
Production taxes	$2.30	$1.66	$1.23
Ad valorem taxes	$0.47	$0.37	$0.36
Total average production costs ($ per Boe)	$10.10	$9.15	$7.97
Drilling Activity
The following table sets forth our operated and non-operated drilling activity for the years ended December 31, 2018, 2017 and 2016. In the table, “gross” refers to the total wells in which we have a working interest and “net” refers to gross wells multiplied by our working interest therein. As defined by the SEC, the number of wells drilled refers to the number of wells completed at any time during the respective year, regardless of when drilling was initiated. For definitions of exploratory wells, development wells, productive wells, and non-productive wells, see “—Glossary of Certain Industry Terms”.

	Years Ended December 31,
	2018		2017				2016
	Gross	Net	Gross		Net		Gross	Net
Exploratory Wells - Productive	38	2.5	47	(1)	7.1	(1)	29	4.5
Exploratory Wells - Non-productive	—	—	—		—		—	—
Development Wells - Productive	117	101.8	102	(2)	89.7	(2)	81	73.5
Development Wells - Non-productive	—	—	—		—		—	—

(1)
Includes 37 gross (6.3 net) productive exploratory wells which were part of the divestitures of substantially all of our assets in the Utica, Marcellus, and Niobrara, as well as a portion of our assets in the Eagle Ford.

(2)	Includes 5 gross (3.8 net) productive development wells which were part of the divestiture of a portion of our assets in the Eagle Ford.

As of December 31, 2018, we had 80 gross (63.7 net) operated and non-operated wells in various stages of drilling, completion or waiting on completion that are not included in the table above.
Productive Wells
The following table sets forth the number of productive crude oil and natural gas wells in which we owned an interest as of December 31, 2018.

	Crude Oil		Natural Gas		Total
	Gross	Net	Gross	Net	Gross	Net
Eagle Ford - Operated	532	477.6	2	1.8	534	479.4
Eagle Ford - Non-operated	12	2.0	—	—	12	2.0
Total Eagle Ford	544	479.6	2	1.8	546	481.4

Delaware Basin - Operated	54	44.8	30	28.6	84	73.4
Delaware Basin - Non-operated	14	1.9	43	2.1	57	4.0
Total Delaware Basin	68	46.7	73	30.7	141	77.4

Other (1)	—	—	14	0.6	14	0.6
Total	612	526.3	89	33.1	701	559.4

(1)	All wells included in Other were non-operated wells.
Acreage Data
The following table sets forth certain information regarding our developed and undeveloped acreage as of December 31, 2018. Developed acreage refers to acreage on which wells have been completed to a point that would permit production of oil and gas in commercial quantities. Undeveloped acreage refers to acreage on which wells have not been drilled or completed to a point that would permit production of oil and gas in commercial quantities whether or not the acreage contains proved reserves.

	Developed Acreage		Undeveloped Acreage		Total Acreage		Net Undeveloped Acreage Expiring
	Gross	Net	Gross	Net	Gross	Net	2019		2020		2021
Eagle Ford	76,644	63,970	15,126	12,492	91,770	76,462	3,228	(1)	1,499	(1)	—
Delaware Basin	39,533	28,076	30,802	17,928	70,335	46,004	1,760	(2)	11,563	(2)	348	(2)
Other	2,467	404	72,847	42,900	75,314	43,304	2,920	(3)	—		1,234	(3)
Total	118,644	92,450	118,775	73,320	237,419	165,770	7,908		13,062		1,582

(1)
Approximately 100% and 68% of the acreage expiring in 2019 and 2020, respectively, will be developed prior to expiration or extended by lease extension payments. We have no current development plans and no proved undeveloped reserves associated with the remaining acreage as of December 31, 2018.

(2)
Approximately 73%, 6% and 90% of the acreage expiring in 2019, 2020 and 2021, respectively, will be developed prior to expiration or extended by lease extension payments. The acreage expiring in 2020 is primarily in our Alpine High area where, along with the other remaining acreage, we have no current development plans and no proved undeveloped reserves.

(3)
Other includes non-core acreage principally located in Texas, Wyoming, Ohio, and Illinois. We have no current development plans or proved undeveloped reserves associated with this acreage as of December 31, 2018.

Our lease agreements generally terminate if producing wells have not been drilled on the acreage within their primary term or an extension thereof (a period that can be from three to five years depending on the area). The percentage of net undeveloped acreage expiring in 2019, 2020, and 2021 assumes that no producing wells have been drilled on acreage within their primary term or have been extended. We manage our lease expirations to ensure that we do not experience unintended material expirations. Our leasehold management efforts include scheduling drilling in order to hold leases by production or timely exercising our contractual rights to extend the terms of leases by continuous operations or the payment of lease extension payments and delay rentals. We may choose to allow some leases to expire that are no longer part of our development plans.
The proved undeveloped reserves associated with acreage expiring over the next three years are not material to the Company.

Marketing
Typically, our production is sold at the wellhead to unaffiliated third party purchasers. Crude oil is sold at prices based on posted prices or NYMEX plus or minus market differentials for the respective area. Natural gas and NGLs are sold under contract at a negotiated price which is based on the market price for the area or at published prices for specified locations or pipelines and then discounted by the purchaser back to the wellhead based upon a number of factors normally considered in the industry (such as distance from the well to the central market location, well pressure, quality of natural gas and prevailing supply and demand conditions). Natural gas is generally delivered to a midstream processing entity at the wellhead or the inlet of the midstream processing entity’s system. The midstream processing entity gathers and processes the natural gas and remits proceeds for the resulting sales of NGLs and residue gas. We sell at competitive market prices based on a differential to several market locations. In instances of depressed oil and gas prices, we may elect to shut-in wells until commodity prices are more favorable. We do not believe the loss of any one of our purchasers would materially affect our ability to sell the oil and gas we produce because we believe other purchasers are available in all our areas of operations.
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
We work with various pipeline companies to procure and to assure capacity for our natural gas. For further discussion of this matter, see “Item 1A. Risk Factors—If our access to markets is restricted, it could negatively impact our production, our income and ultimately our ability to retain our leases. Our ability to sell oil and natural gas and receive market prices for our oil and natural gas may be adversely affected by pipeline and gathering system capacity constraints.” We have entered into various long-term gathering, processing, and transportation contracts with various parties which require us to deliver fixed, determinable quantities of production over specified periods of time. Certain of these contracts require us to make payments for any shortfalls in delivering or transporting minimum volumes under these commitments. As of the filing of this report, we do not expect any material shortfalls in our delivery commitments. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Contractual Obligations” and “Note 8. Commitments and Contingencies” of the Notes to our Consolidated Financial Statements for further discussion.
Competition and Technological Changes
We encounter competition from other oil and gas companies in all areas of our operations, including the acquisition of exploratory prospects and proven properties, obtaining necessary equipment, supplies and services, and recruiting and retaining skilled employees. Many of our competitors are large, well-established companies that have been engaged in the oil and gas business for much longer than we have and possess substantially larger operating staffs and greater capital resources than we do. We may not be able to conduct our operations, evaluate and select suitable properties and consummate transactions successfully in this highly competitive environment.
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
We generate waste that may be subject to RCRA and comparable state statutes. The U.S. Environmental Protection Agency (the “EPA”) and various state agencies have limited the approved methods of disposal for certain hazardous and nonhazardous waste. Furthermore, certain waste generated by our oil and gas operations that are currently exempt from treatment as “hazardous waste” may in the future be designated as “hazardous waste” and therefore become subject to more rigorous and costly operating and disposal requirements.
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
Our operations may be subject to the Clean Air Act and comparable state and local requirements. In 1990 Congress adopted amendments to the Clean Air Act containing provisions that have resulted in the gradual imposition of certain pollution control requirements with respect to air emissions from our operations. The EPA and states have developed and continue to develop regulations to implement these requirements. We may be required to incur certain capital expenditures in the next several years for air pollution control equipment in connection with maintaining or obtaining operating permits and approvals addressing other air emission-related issues. Moreover, changes in environmental laws and regulations occur frequently, and stricter laws, regulations or enforcement policies could significantly increase our compliance costs. Further, stricter requirements could negatively impact our production and operations. For example, on October 1, 2015, the EPA released a final rule tightening the primary and secondary NAAQS for ground-level ozone from its 2008 standard levels of 75 parts per billion (“ppb”) to 70 ppb. None of the Texas counties in which we operate have been designated by the EPA as nonattainment areas under this revised standard. However, areas in which we operate could be designated as nonattainment in the future if the EPA were to further reduce ozone standards. States that contain any areas designated nonattainment, and any tribes that choose to do so, are required to develop state implementation plans demonstrating how the area will attain the standard within a prescribed period of time. These plans may require the installation of additional equipment to control emissions. Similar initiatives could lead to more stringent air permitting, increased regulation and possible enforcement actions at the local, state, and federal levels.

Additionally, the EPA has established new air emission control requirements for natural gas and NGLs production, processing and transportation activities, including New Source Performance Standards to address emissions of sulfur dioxide and volatile organic compounds, and National Emission Standards for Hazardous Air Pollutants (“NESHAPS”) to address hazardous air pollutants frequently associated with gas production and processing activities. Among other things, these rules require the reduction of volatile organic compound emissions from natural gas wells through the use of reduced emission completions or “green completions” on all hydraulically fractured wells constructed or refractured after January 1, 2015. In addition, gas wells are required to use completion combustion device equipment (i.e., flaring) by October 15, 2012 if emissions cannot be directed to a gathering line. Further, the final rules under NESHAPS include maximum achievable control technology (“MACT”) standards for “small” glycol dehydrators that are located at major sources of hazardous air pollutants and modifications to the leak detection standards for valves. In June 2016, the EPA published updates to new source performance standard requirements that would impose more stringent controls on methane and volatile organic compounds emissions from oil and gas development and production operations, including hydraulic fracturing and other well completion activity. In October 2018, the EPA published a proposed rule that would amend certain requirements of the June 2016 rule. Among other things, the proposed rule would reduce monitoring frequencies for fugitive emissions and clarify and streamline certain other requirements. However, the 2016 rule currently remains in effect. Similarly in November 2016, the Bureau of Land Management (“BLM”) issued rules requiring additional efforts by producers to reduce venting, flaring, and leaking of natural gas produced on federal and Native American lands. In February 2018, the BLM proposed to repeal certain requirements of the 2016 rules. In September 2018, BLM published a final rule that largely adopted the February 2018 proposal and rescinded several requirements. The September 2018 rule was challenged in the U.S. District Court for the Northern District of California almost immediately after issuance. The challenge is still pending. Compliance with the November 2016 rule or the revised September 2018 rule may require modifications to certain of our operations, including the installation of new equipment to control emissions at the well site that could result in significant costs, including increased capital expenditures and operating costs, and could adversely impact our business.
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
Global Climate Change
There is increasing attention in the United States and worldwide being paid to the issue of climate change and the contributing effect of greenhouse gas (“GHG”) emissions. The EPA has adopted regulations under existing provisions of the federal Clean Air Act that, among other things, regulates GHG emissions from certain large stationary sources under the Clean Air Act Prevention of Significant Deterioration (“PSD”) and Title V permitting programs. Facilities required to obtain PSD permits for their GHG emissions also will be required to meet “best available control technology” standards, which will be established by the states or, in some instances, by the EPA on a case-by-case basis. The EPA also expanded its existing GHG emissions reporting rule to apply to the oil and gas source category, including oil and natural gas production facilities and natural gas processing, transmission, distribution and storage facilities. Facilities containing petroleum and natural gas systems that emit 25,000 metric tons or more of CO2 equivalent per year were required to report annual GHG emissions to the EPA, for the first time by September 28, 2012. In addition, in June 2016, the EPA published updates to new source performance standard requirements that would impose more stringent controls on methane and volatile organic compounds emissions from oil and gas development and production operations, including hydraulic fracturing and other well completion activity. In October 2018, the EPA published a proposed rule that would amend certain requirements of the June 2016 rule. Among other things, the proposed rule would reduce monitoring frequencies for fugitive emissions and clarify and streamline certain other requirements. However, the 2016 rule currently remains in effect.
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
Title to Properties
We believe we currently have satisfactory title to all of our producing properties in the specific areas in which we operate in accordance with standards generally accepted in the oil and gas industry, except where failure to do so would not have a material adverse effect on our business and operations in such area, taken as a whole. Individual properties may be subject to burdens such as royalty and overriding royalty interests, working and other outstanding interests customary in the industry. Additionally, substantially all of our producing properties are subject to mortgage liens securing our obligations under our senior secured revolving credit facility. For additional information, please see “Item 1A. Risk Factors—We may incur losses as a result of title deficiencies.”

Customers
The following table presents customers that represented 10% or more of our total revenues for at least one of the periods presented:

	Years Ended December 31,
	2018	2017	2016
Shell Trading (US) Company	73%	69%	56%
Flint Hills Resources, LP	*	*	15%

* - Less than 10% for the respective year.
We do not believe the loss of any one of our purchasers would materially affect our ability to sell the crude oil and natural gas we produce as other purchasers are available in our primary areas of activity. See “Additional Oil and Gas Disclosures—Marketing.”
Employees
At December 31, 2018, we had 239 full-time employees. None of our employees are subject to a collective bargaining agreement, and we consider our relations with our employees to be good.
We regularly use independent contractors and consultants to perform various field and other services.
Available Information
Our website can be accessed at www.carrizo.com. We make our website content available for informational purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference in this Form 10-K. Within our website’s investor relations section, we make available free of charge our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, including exhibits and amendments to these reports, as soon as reasonably practicable after we electronically file such material with, or furnish such material to, the SEC. Reports filed with the SEC are made available on its website at www.sec.gov.We also make available through our website information related to our corporate governance including the following:

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
Non-productive well. A well that is found to be incapable of producing oil or gas in sufficient quantities to justify completion, or upon completion, the economic operation of an oil or gas well.
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
Proved undeveloped oil and gas reserves or PUDs. Reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion.
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
PV-10 (Non-GAAP). The present value of estimated future revenue to be generated from the production of estimated net proved reserves, net of estimated production and future development costs, based on prices used in estimating the proved reserves and costs in effect as of the date indicated (unless such costs are subject to change pursuant to contractual provisions), without giving effect to non-property related expenses such as general and administrative expenses, debt service, future income tax expenses, or depreciation, depletion, and amortization, discounted using an annual discount rate of 10 percent. While this measure does not include the effect of income taxes as it would in the use of the standardized measure of discounted future net cash flows calculation, it does provide an indicative representation of the relative value of the Company on a comparative basis to other companies and from period to period. This is a non-GAAP measure. See “Item 1. Business—Additional Oil and Gas Disclosures—Reconciliation of Standardized Measure of Discounted Future Net Cash Flows (GAAP) to PV-10 (Non-GAAP)”.
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
Our revenue, profitability, cash flow, future growth and ability to borrow funds or obtain additional capital, as well as the carrying value of our properties, are substantially dependent on prevailing prices of oil and gas. Historically, the markets for oil and gas have been volatile, and those markets are likely to continue to be volatile in the future. Oil and gas commodity prices are affected by events beyond our control, including changes in market supply and demand, overall economic activity, weather, pipeline capacity constraints, inventory storage levels, basis differentials and other factors. In the past, we have reduced or curtailed activity to mitigate the impact of low oil and gas prices. Particularly in recent years, decreases in both oil and gas prices led us to suspend or curtail drilling and other exploration activities, which will limit our ability to produce oil and gas and therefore impact our revenues. We are particularly dependent on the production and sale of oil and this commodity price decline has had, and may continue to have, an adverse effect on us. Further volatility in oil and gas prices or a continued prolonged period of low oil or gas prices may materially adversely affect our financial position, liquidity (including our borrowing capacity under our revolving credit facility), ability to finance planned capital expenditures and results of operations.
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
The profitability of wells, particularly in the shale plays in which we primarily operate, is generally reduced or eliminated as commodity prices decline. In addition, certain wells that are profitable may not meet our internal return targets. Based on our current estimates of drilling and completion costs, ultimate recoveries per well, differentials and operating costs, we believe a portion of our acreage if drilled would not be economical at commodity prices existing in 2018. There can be no assurance, however, that any wells, including wells drilled on our Eagle Ford and Delaware Basin acreage, will actually be profitable at any estimated prices. The sustained declines in commodity prices have caused us to significantly reduce our exploration and development activity which may adversely affect our results of operations, cash flows and our business.
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
As of December 31, 2018, approximately 60% of our proved reserves were proved undeveloped. Moreover, some of the producing wells included in our reserve reports as of December 31, 2018 had produced for a relatively short period of time as of that date. Because most of our reserve estimates are calculated using volumetric analysis, those estimates are less reliable than estimates based on a lengthy production history. Volumetric analysis involves estimating the volume of a reservoir based on the net feet of pay of the structure and an estimation of the area covered by the structure based on seismic analysis. In addition, realization or recognition of our proved undeveloped reserves will depend on our development schedule and plans. Lack of reasonable certainty with respect to development plans for proved undeveloped reserves could cause the discontinuation of the classification of these reserves as proved.
The discounted future net cash flows included herein are not necessarily the same as the current market value of our estimated oil and gas reserves. As required by the current requirements for oil and gas reserve estimation and disclosures, the estimated discounted future net cash flows from proved reserves are based on the average of the sales price on the first day of each month during the trailing 12-month period prior to December 31, 2018, with costs determined as of the date of the estimate. If commodity prices remain at their current levels, the estimated discounted future net cash flows from our proved reserves would generally be expected to decrease as earlier months with higher commodity sales prices will be removed from this calculation in the future.
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
Our overall level of debt and Preferred Stock obligations could adversely affect us.
As of December 31, 2018, we had a level of outstanding debt and Preferred Stock that could have significant adverse consequences on our business and future prospects, including the following:

•	we may not be able to obtain financing in the future on acceptable terms or at all for working capital, capital expenditures, acquisitions, debt service requirements or other purposes;

•	less-levered competitors could have a competitive advantage because they have lower debt service requirements;

•	credit rating agencies could downgrade our credit ratings below currently expected levels;

•	we may be less able to take advantage of significant business opportunities and to react to changes in market or industry conditions than our competitors;

•
we may be required to dedicate a substantial portion of our cash flows from operations to the repayment of our debt and Preferred Stock and the service of interest costs and dividends associated with our debt and Preferred Stock, rather than to productive investments; and

•	we may be vulnerable in the event of adverse economic or industry conditions or a downturn in our business.
A future issuance, sale or exchange of our stock or warrants could trigger a limitation on our ability to utilize net operating loss carryforwards.
Our ability to utilize U.S. net operating loss carryforwards to reduce future taxable income is subject to various limitations under the Internal Revenue Code of 1986, as amended (the “Code”). The utilization of such carryforwards may be limited under Section 382 of the Code upon the occurrence of ownership changes resulting from issuances of our stock or the sale or exchange of our stock by certain shareholders if, as a result, there is an aggregate change of more than 50% in the beneficial ownership of our stock during any three-year period. For this purpose, “stock” includes certain preferred stock and common stock warrants (including the Preferred Stock and the Warrants issued to finance in part, the ExL Acquisition). In the event of such an ownership change, Section 382 of the Code imposes an annual limitation on the amount of our taxable income that can be offset by these loss carryforwards. The limitation is generally equal to the product of (a) the fair market value of our equity multiplied by (b) a percentage approximately equivalent to the yield on long-term tax exempt bonds during the month in which an ownership change occurs. In addition, the limitation is increased if there are recognized built-in gains during any post-change year, but only to the extent of any net unrealized built-in gains inherent in the assets sold. We do not believe we have a Section 382 limitation on the ability to utilize our U.S. loss carryforwards as of December 31, 2018. However, future issuances, sales or exchanges of our stock (including, potentially, relatively small transactions and transactions beyond our control) could, taken together with prior transactions with respect to our stock, trigger an ownership change under Section 382 of the Code and therefore a limitation on our ability to utilize our U.S. loss carryforwards. Any such limitation could cause some of such loss carryforwards to expire before we would be able to utilize them to reduce taxable income in future periods, possibly resulting in a substantial income tax expense or write down of our tax assets or both.
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
If our access to markets is restricted, it could negatively impact our production, our income and ultimately our ability to retain our leases. Our ability to sell oil and natural gas and receive market prices for our oil and natural gas may be adversely affected by pipeline and gathering system capacity constraints, including insufficient transportation capacity in the Delaware Basin.
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
There is currently limited pipeline and gathering system capacity in areas where we operate. See “-Interruption to crude oil and natural gas gathering systems, pipelines and transportation and processing facilities we do not own could result in the loss of production and revenues.” This capacity shortage is particularly pronounced in the Delaware Basin and this area of operation has been characterized by periods when oil production has surpassed local transportation capacity, resulting in substantial discounts to the price received for crude oil prices quoted for WTI oil. During the year ended December 31, 2018, the Delaware Basin market crude oil price has experienced a substantial discount to WTI-Cushing prices, primarily due to limited pipeline capacity constraining transportation of crude oil out of the Delaware Basin to major marketing hubs. The amount of oil and gas being produced by us and others could continue to exceed the capacity of, and result in strains on, the various gathering and transportation systems, pipelines, processing facilities, and other infrastructure available in that area. It will be necessary for additional infrastructure, pipelines, gathering and transportation systems and processing facilities to be expanded, built, or developed to accommodate anticipated production from these areas. The expansion and construction of pipeline facilities that could alleviate transportation restrictions are affected by the availability and costs of necessary equipment, supplies, labor and other services, as well as the length of time to complete such projects. In addition, these projects can be affected by changes in international trade relationships, including the imposition of trade restrictions or tariffs relating to crude oil and natural gas and any materials or products used to expand or construct pipeline facilities, such as certain imported steel mill products that are currently subject to an additional global tariff. All of these factors could negatively impact our realized oil prices, as well as actual results of our operations.
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
We have demands on our cash resources, including interest expense, operating expenses and funding of our capital expenditures. Our level of long-term debt, the demands on our cash resources and the provisions of the credit agreement governing our revolving credit facility and the indentures governing our 6.25% Senior Notes due 2023 (the “6.25% Senior Notes”) and our 8.25% Senior Notes may have adverse consequences on our operations and financial results, including:

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
In addition, the provisions of our revolving credit facility and our 6.25% Senior Notes and our 8.25% Senior Notes place restrictions on us and certain of our subsidiaries with respect to incurring additional indebtedness and liens, making dividends and other payments to shareholders, repurchasing our common stock, repurchasing or redeeming our 6.25% Senior Notes and our 8.25% Senior Notes, making investments, acquisitions, mergers and asset dispositions, entering into hedging transactions and other matters. Our revolving credit facility also requires compliance with covenants to maintain specified financial ratios. Our business plan and our compliance with these covenants are based on a number of assumptions, the most important of which is relatively stable oil and gas prices at economically sustainable levels. If the prices that we receive for our oil and gas production continue to remain at low levels or to decline, it could lead to further reduced revenues, cash flow and earnings, which in turn could lead to a default under certain financial covenants contained in our revolving credit facility, including the covenants related to working capital and the ratios described above. Also, a further decline in or sustained low oil and gas prices could result in a lowering of our credit ratings by rating agencies, which could adversely impact the pricing of, or our ability to issue, new debt instruments. Because the calculations of the financial ratios are made as of certain dates, the financial ratios can fluctuate significantly from period to period as the amounts outstanding under our revolving credit facility are dependent on the timing of cash flows related to operations, capital expenditures, sales of oil and gas properties and securities offerings. If a further decline in oil or gas prices were to occur in the future or if low prices continue for an extended period, it could further increase the risk of a lowering in our credit rating or our inability to comply with covenants to maintain specified financial ratios. Additionally, these ratios may have the effect of restricting us from borrowing the full amount available under the borrowing base for our revolving credit facility. In order to provide a margin of comfort with regard to these financial covenants, we may seek to further reduce our capital expenditure plan, sell additional non-strategic assets or opportunistically modify or increase our derivative instruments to the extent permitted under our revolving credit facility. We cannot assure you that we will be able to successfully execute any of these strategies, or if executed, that they will be sufficient to avoid a default under our revolving credit facility if a further decline in oil or gas prices were to occur in the future or if low prices continue for an extended period.
The terms of our Preferred Stock have many of the same effects as our debt and terms of our debt agreements. See “—Our overall level of debt and Preferred Stock obligations could adversely affect us.” and “—Holders of the Preferred Stock have rights that may restrict our ability to operate our business or be adverse to holders of our common stock.”
The borrowing base under our revolving credit facility may be reduced below the amount of borrowings outstanding under such facility.
Under the terms of our revolving credit facility, our borrowing base is subject to redeterminations at least semi-annually based in part on assumptions of the administrative agent with respect to, among other things, crude oil and natural gas prices. A negative adjustment could occur if the crude oil and natural gas prices used by the banks in calculating the borrowing base are significantly lower than those used in the last redetermination, including as a result of a decline in crude oil prices or an expectation that such reduced prices will continue. The next redetermination of our borrowing base is scheduled to occur in Spring 2019. In addition, the portion of our borrowing base made available to us is subject to the terms and covenants of our revolving credit facility, including compliance with the ratios and other financial covenants of such facility. In the event the amount outstanding under our revolving credit facility exceeds the redetermined borrowing base, we could be forced to repay a portion of our borrowings. We may not have sufficient funds to make any required repayment. If we do not have sufficient funds and are otherwise unable to negotiate renewals of our borrowings or arrange new financing, we may have to sell a portion of our assets.
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
Many of our properties are in areas that may have been partially depleted or drained by our existing wells or other offset wells and certain of our wells may be adversely affected by actions other operators may take when drilling, completing, or operating wells that they own.
Many of our properties are in areas that may have already been partially depleted or drained by earlier drilling, including offset drilling by other operators. The owners of leasehold interests adjoining any of our properties could take actions, such as drilling and completing additional wells, which could inhibit our ability to find or recover commercial quantities of oil and adversely affect our operations. When a new well is completed and produced, the pressure differential in the vicinity of the well causes the migration of reservoir fluids toward the new wellbore (and potentially away from existing wellbores). As a result, the drilling and production of these potential locations could cause a depletion of our proved reserves, may result in an acceleration in the decline in production of our wells and may inhibit our ability to further develop our proved reserves. In addition, completion operations and other activities conducted on adjacent or nearby wells could cause production from our producing wells to be shut in for indefinite periods of time, could result in increased lease operating expenses and could adversely affect the production and reserves from our wells after they recommence production. We have no control over the operations or activities of offsetting operators.
We have only limited experience drilling wells in the Delaware Basin and less information regarding reserves and decline rates in these shale formations than in some other areas of our operations.
We have limited exploration and development experience in the Delaware Basin. We have participated in the drilling of only 117 gross (48.4 net) operated and non-operated wells in the Delaware Basin. Other operators in these areas have significantly more experience in the drilling of wells, including the drilling of horizontal wells. As a result, we have less information with respect to the ultimate recoverable reserves, the production decline rate and other matters relating to the exploration, drilling and development of the Delaware Basin than we have in our Eagle Ford area in which we operate.
If we are unable to acquire adequate supplies of water for our operations or are unable to dispose of the water we use at a reasonable cost and within applicable environmental rules, our ability to produce oil and gas commercially and in commercial quantities could be impaired.
We use a substantial amount of water in our operations, including in the hydraulic fracturing process. Our inability to locate sufficient amounts of water, or to treat and dispose of water after drilling at a reasonable cost, could adversely impact our operations. Moreover, the imposition of new environmental initiatives and regulations could include restrictions on our ability to conduct certain operations such as hydraulic fracturing or disposal of waste, including, but not limited to, produced water, drilling fluids and other wastes associated with the exploration, development or production of oil and gas. Furthermore, future environmental regulations and permit requirements governing the withdrawal, storage and use of surface water or groundwater necessary for hydraulic fracturing of wells could increase operating costs and cause delays, interruptions or termination of operations, the extent of which cannot be predicted, all of which could have an adverse effect on our operations and financial performance. For example, in June 2016, the EPA established pretreatment standards for disposal of wastewater produced from unconventional oil and natural gas extraction facilities into publicly owned treatment works. In response to these actions, operators including us have begun to rely more on recycling of flowback and produced water from well sites as a preferred alternative to disposal.
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
Moreover, changes in environmental laws and regulations occur frequently and such laws and regulations tend to become more stringent over time. Increased scrutiny of our industry may also occur as a result of the EPA’s 2017-2019 National Enforcement Initiative (“NEI”), “Ensuring Energy Extraction Activities Comply with Environmental Laws,” through which the EPA will address incidences of noncompliance from natural gas extraction and production activities that may cause or contribute to significant harm to public health or the environment. However, the EPA has proposed a 2020-2023 National Compliance Initiative (formerly referred to as an NEI) that would transition the 2017-2019 NEI to focus on significant sources of volatile organic compounds that have a substantial impact on air quality, without regard to sector. Stricter laws, regulations or enforcement policies could significantly increase our compliance costs and negatively impact our production and operations, which could have a material adverse effect on our results of operations and cash flows. See “Item 1. Business-Additional Oil and Gas Disclosures-Regulation-Environmental Regulations” for additional information.
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
Hydraulic fracturing is an important and commonly used process in the completion of oil and gas wells, particularly in unconventional resource plays. Hydraulic fracturing involves the injection of water, sand and chemicals under pressure into rock formations to stimulate oil and gas production. The U.S. Congress has considered legislation to subject hydraulic fracturing operations to federal regulation and to require the disclosure of chemicals used by us and others in the oil and gas industry in the hydraulic fracturing process. The EPA has asserted federal regulatory authority over hydraulic fracturing involving diesel under the federal Safe Drinking Water Act and has released permitting guidance for hydraulic fracturing operations that use diesel fuel in fracturing fluids in those states where the EPA is the permitting authority. In addition, in March 2015, the BLM issued a final rule to regulate hydraulic fracturing on federal and Indian land. However, in December 2017, the BLM published a final rule rescinding the 2015 rule. The rescission rule is currently subject to legal challenge. A number of federal agencies are also analyzing, or have been requested to review, a variety of environmental issues associated with hydraulic fracturing. For example, in December 2016, the EPA released the final results of a study of the potential impacts of hydraulic fracturing activities on drinking water resources in the states where the EPA is the permitted authority. The study concluded that hydraulic fracturing activities can impact drinking water resources under some circumstances, including large volume spills and inadequate mechanical integrity of wells. These ongoing or proposed studies, depending on their course and any meaningful results obtained, could spur initiatives to further regulate hydraulic fracturing under the Safe Drinking Water Act, the Toxic Substances Control Act, or other regulatory mechanisms.
State and federal regulatory agencies recently have focused on a possible connection between hydraulic fracturing related activities and the increased occurrence of seismic activity. When caused by human activity, such events are called induced seismicity. In a few instances, operators of injection wells in the vicinity of seismic events have been ordered to reduce injection volumes or suspend operations. Some state regulatory agencies, including those in Texas, have modified their regulations to account for induced seismicity. Regulatory agencies at all levels are continuing to study the possible linkage between oil and gas activity and induced seismicity. A 2012 report published by the National Academy of Sciences concluded that only a very small fraction of the tens of thousands of injection wells have been suspected to be, or have been, the likely cause of induced seismicity; and a 2015 report by researchers at the University of Texas has suggested that the link between seismic activity and wastewater disposal may vary by region. In March 2016, the United States Geological Survey (the “USGS”) identified states with the most significant hazards from induced seismicity, which included Texas. Subsequent USGS seismic hazard forecasts have continued to include Texas, but have found greater probability of seismic hazards in other states. A number of lawsuits have been filed alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells and hydraulic fracturing. Such regulations and restrictions could cause delays and impose additional costs and restrictions on our operations and on our and our contractors’ waste disposal activities.
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
Because oil and gas prices are unstable, we periodically enter into price-risk-management transactions such as fixed-rate swaps, costless collars, three-way collars, puts, calls and basis differential swaps to reduce our exposure to price declines associated with a portion of our oil and gas production and thereby to achieve a more predictable cash flow. Additionally, some of our agreements for both the acquisition and disposition of oil and gas properties include arrangements whereby we will be required to make or entitled to receive additional payments if commodity prices exceed specified levels for certain periods of time. The use of these arrangements limits our ability to benefit from increases in the prices of oil and gas. Additionally, some derivative transactions may help to assure favorable pricing in the near term, but at the cost of limiting our ability to benefit from price increases that occur in subsequent years. At any given time our derivative arrangements may apply to only a portion of our production, including following the exercise of any then-existing derivative instruments, thereby providing only partial protection against declines in oil and gas prices. These arrangements may expose us to the risk of financial loss in certain circumstances, including instances in which production is less than expected, our customers fail to purchase contracted quantities of oil and gas or a sudden, unexpected event materially impacts oil or gas prices. In addition, the counterparties under our derivatives contracts may fail to fulfill their contractual obligations to us or there may be an adverse change in the expected differential between the underlying price in the derivative instrument and the actual prices received for our production. During periods of declining commodity prices, our commodity price derivative positions increase, which increases our counterparty exposure.

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
The Commodity Futures Trading Commission has promulgated regulations to implement statutory requirements for swap transactions. These regulations are intended to implement a regulated market in which most swaps are executed on registered exchanges or swap execution facilities and cleared through central counterparties. While we believe that our use of swap transactions exempt us from certain regulatory requirements, the changes to the swap market due to increased regulation could significantly increase the cost of entering into new swaps or maintaining existing swaps, materially alter the terms of new or existing swap transactions and/or reduce the availability of new or existing swaps. If we reduce our use of swaps as a result of the Dodd-Frank Act and regulations, our results of operations may become more volatile and our cash flows may be less predictable.
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
The estimated future net revenues used in the cost center ceiling are calculated using the 12-Month Average Realized Price. We recognized no impairments of proved oil and gas properties for the years ended December 31, 2018 and December 31, 2017, but did recognize an impairment of $576.5 million for the year ended December 31, 2016, primarily due to declines in the 12-Month Average Realized Price of crude oil. Declines in the 12-Month Average Realized Price of crude oil in subsequent quarters would result in a lower present value of the estimated future net revenues from proved oil and gas reserves and may result in impairments of proved oil and gas properties.
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
Deferred tax assets are recorded for net operating losses and temporary differences between the book and tax basis of assets and liabilities expected to produce tax deductions in future periods. The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those deferred tax assets would be deductible. We assess the realizability of the deferred tax assets each period by considering whether it is more likely than not that all or a portion of our deferred tax assets will not be realized. If we conclude that it is more likely than not that the deferred tax assets will not be realized, we record a valuation allowance against the net deferred tax asset, which has occurred since 2015 where we recorded a valuation allowance, reducing the net deferred tax asset to zero. This valuation allowance reduces earnings and our shareholders’ equity and increases the balance sheet leverage as measured by debt-to-total capitalization. The valuation allowance remained as of December 31, 2018, and will remain until such time, if ever, that we can determine that the net deferred tax assets are more likely than not to be realized.
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
We face various security threats to the safety of our employees; threats to the security of our infrastructure or third party facilities and infrastructure, such as processing plants and pipelines; and threats from terrorist acts and acts of war. We also face cyber security and other threats including attempts by third parties to gain unauthorized access to sensitive information or to render data or systems unusable. These threats relate both to information relating to us and to third parties with whom we do business including landowners, employees, suppliers, customers and others. There can be no assurance that the procedures and controls we use to monitor these threats and mitigate our exposure to them will be sufficient in preventing them from materializing. If any of these events were to materialize, they could lead to losses of sensitive information, critical infrastructure, personnel or capabilities essential to our operations and could have a material adverse effect on our reputation, financial condition, results of operations, or cash flows.
In particular, the oil and gas industry has become increasingly dependent on digital technologies to conduct day-to-day operations including certain exploration, development and production activities. For example, software programs are used to interpret seismic data, manage drilling activities, conduct reservoir modeling and reserves estimation, and to process and record financial and operating data. We rely extensively on digital technology, including information technology systems and related infrastructure as well as internet sites, computer software, data hosting facilities, cloud application and services and other hardware and platforms, some of which are hosted by third parties to store, transmit, process and record sensitive information (including trade secrets, employee information and financial and operating data), communicate with our employees and business associates, analyze seismic and drilling information, estimate quantities of oil and gas reserves and for many other activities related to our business. The complexity of the technologies needed to explore for and develop oil and gas makes certain information particularly attractive to thieves.

Our business associates, including vendors, service providers, operating partners, purchasers of our production, and financial institutions, are also dependent on digital technology and some may be provided limited access to our sensitive information or our information systems and related infrastructure in the ordinary course of business. As dependence on digital technologies has increased so has the risk of cyber incidents, including deliberate attacks and unintentional events. Cybersecurity threat actors are becoming more sophisticated and coordinated in their attempts to access other parties’ information technology systems and data, including those of cloud providers and third parties with which such other parties conduct business. Our technologies, systems and networks, and those of others with whom we do business, may become the target of cyber-attacks or information security breaches that could result in the unauthorized release, gathering, monitoring, misuse, loss or destruction of proprietary and other information, theft of property or other disruption of our business operations. These may result from among other things, unauthorized access, denial-of-service attacks, malicious software, data privacy and other breaches by employees, or others with authorized access, cyber or phishing-attacks, ransomware, malware, social engineering, physical breaches or other actions. A cyber incident involving our information systems and related infrastructure, or that of our business associates, could disrupt our business plans and negatively impact our operations in a variety of ways, including, but no limited to, the following:

•
Unauthorized access to seismic data, reserves information and other operational incidents, or other sensitive or proprietary information could have a negative impact on our ability to compete for oil and natural gas resources;

•
Data corruption, or other operational disruption during drilling or completion activities could result in failure to reach the intended target or a drilling or other operational incident, personal injury, damage to equipment or the subsurface or otherwise adversely affect our operations;

•	Data corruption or operational disruptions of production-related infrastructure could result in a loss of production, accidental discharge, and other operational incidents;

•	A cyber attack on, or other disruptions to a vendor or service provider or other third party could result in disruptions which could delay or halt our operations;

•	A cyber attack on third-party gathering, pipeline, or other transportation systems could delay or prevent us from transporting and marketing our production;

•	A cyber attack on our automated and surveillance systems could cause a loss in production, potential environmental hazards and other operational problems; and

•	A corruption or loss of our financial or operating data could result in events of non-compliance which could then lead to regulatory fines or penalties.
In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. We may be the target of such attacks and, as cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any security vulnerabilities. Additionally, the growth of cyber attacks has resulted in evolving legal and compliance matters which impose significant costs that are likely to increase over time.
We cannot assess the extent of either the threat or the potential impact of future terrorist or cyber security attacks on the energy industry in general, and on us in particular, either in the short-term or in the long-term. Uncertainty surrounding such attacks may affect our operations in unpredictable ways.
Certain anti-takeover provisions may affect your rights as a shareholder.
Our articles of incorporation authorize our board of directors to set the terms of and issue preferred stock without shareholder approval. Our board of directors could use the preferred stock as a means to delay, defer or prevent a takeover attempt that a shareholder might consider to be in our best interest. In addition, our revolving credit facility, our indentures governing our senior notes and our existing Preferred Stock contain terms that may restrict our ability to enter into change of control transactions, including requirements to repay borrowings under our revolving credit facility and to offer to repurchase senior notes or to redeem our Preferred Stock, in either event upon a change in control, as determined under the relevant documents relating to such indebtedness or Preferred Stock. Furthermore, provisions in our bylaws, among other things, impose requirements on shareholders who wish to make nominations for the election of directors, propose other actions at shareholder meetings or take action to call shareholder meetings. These provisions, along with specified provisions of the Texas Business Organizations Code and our articles of incorporation and bylaws, may discourage or impede transactions involving actual or potential changes in our control, including transactions that otherwise could involve payment of a premium over prevailing market prices to holders of our common stock.
Failure to adequately protect critical data and technology systems and the impact of data privacy regulation could materially affect us.
Information technology solution failures, network disruptions and breaches of data security could disrupt our operations by causing delays or canceling or impeding processing of transactions and reporting financial results, resulting in the unintentional disclosure of employee, royalty owner, or other third party or our information, or damage to our reputation. There can be no assurance that a system failure or data security breach will not have a material adverse effect on our operations, financial condition, results of operations or cash flows. In addition, new laws and regulations governing data privacy and the unauthorized disclosure of confidential information, including the European Union General Data Protection Regulation and recent California legislation, pose increasingly complex compliance challenges and potentially elevate costs, and any failure to comply with these laws and regulations could result in significant penalties and legal liability.
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
Item 3. Legal Proceedings
From time to time, we are party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not currently expect these matters to have a materially adverse effect on our financial position or results of operations.
Barrow-Shaver Litigation
On September 24, 2014 an unfavorable jury verdict was delivered against the Company in a case entitled Barrow-Shaver Resources Company v. Carrizo Oil & Gas, Inc. in the amount of $27.7 million. On January 5, 2015, the court entered a judgment awarding the verdict amount plus $2.9 million in attorneys’ fees plus pre-judgment interest. On January 31, 2017, the Twelfth Court of Appeals at Tyler, Texas reversed the trial court decision and rendered judgment in favor of the Company, declaring that the plaintiff take nothing on any of its claims. The plaintiff petitioned the Texas Supreme Court for review, which was granted, and oral arguments were held on December 4, 2018. The payment of damages per the original judgment was superseded by posting a bond in the amount of $25.0 million, which will remain outstanding pending resolution of the appeals process (which could take an extended period of time) or agreement of the parties.
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
Item 4. Mine Safety Disclosures
Not applicable.
PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information. Our common stock, par value $0.01 per share, trades on the NASDAQ Global Select Market under the symbol “CRZO.” As of February 22, 2019, there were an estimated 49 owners of record of our common stock. See “Note 10. Shareholders’ Equity” of the Notes to our Consolidated Financial Statements for further discussion.
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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers. For the year ended December 31, 2018, there were no purchases made by the Company or affiliated purchasers (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934), of shares of the Company’s common stock.
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
The performance graph below presents a comparison of the yearly percentage change in the cumulative total return on our common stock over the period from December 31, 2013 to December 31, 2018, with the cumulative total return of the S&P 500 Index and the Dow Jones U.S. Exploration & Production Index, over the same period.
The graph assumes an investment of $100 (with reinvestment of all dividends) was invested on December 31, 2013, in our common stock at the closing market price at the beginning of this period and in each of the other two indexes.

	CRZO	S&P 500	DJ U.S. E&P
December 31, 2013	$100	$100	$100
December 31, 2014	$93	$114	$89
December 31, 2015	$66	$115	$68
December 31, 2016	$83	$129	$85
December 31, 2017	$48	$157	$86
December 31, 2018	$25	$150	$71
See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters” for information regarding shares of common stock authorized for issuance under our stock incentive plans.

Item 6. Selected Financial Data
Our financial information set forth below for each of the five years in the period ended December 31, 2018, has been derived from information included in our audited consolidated financial statements. This information should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our Consolidated Financial Statements and related Notes included in “Item 8. Financial Statements and Supplementary Data.”

	Years Ended December 31,
	2018	2017	2016	2015	2014
	(In thousands, except per share amounts)
Statements of Operations Information:
Total revenues	$1,065,942	$745,888	$443,594	$429,203	$710,187
Total costs and expenses	656,342	654,748	1,119,068	1,727,963	359,977
Income (loss) from continuing operations	404,427	87,110	(675,474)	(1,157,885)	222,283
Net income (loss) attributable to common shareholders	376,076	78,467	(675,474)	(1,155,154)	226,343
Income (loss) from continuing operations per common share:
Basic	$4.73	$1.19	($11.27)	($22.50)	$4.90
Diluted	$4.64	$1.18	($11.27)	($22.50)	$4.81
Net income (loss) attributable to common shareholders per common share:
Basic	$4.40	$1.07	($11.27)	($22.45)	$4.99
Diluted	$4.32	$1.06	($11.27)	($22.45)	$4.90
Weighted average common shares outstanding:
Basic	85,509	73,421	59,932	51,457	45,372
Diluted	87,143	73,993	59,932	51,457	46,194

Statements of Cash Flows Information:
Net cash provided by operating activities from continuing operations	$653,555	$422,981	$272,768	$378,735	$502,275
Net cash used in investing activities from continuing operations	(795,968)	(1,159,452)	(619,832)	(673,376)	(940,676)
Net cash provided by financing activities from continuing operations	135,155	741,817	308,340	330,767	300,290

Balance Sheet Information:
Total assets	3,185,100	2,778,304	1,626,327	2,007,246	2,962,305
Long-term debt	1,633,591	1,629,209	1,325,418	1,236,017	1,332,175
Preferred stock	174,422	214,262	—	—	—
Total shareholders’ equity	980,904	370,897	23,458	444,054	1,103,441

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
General Overview
Significant Developments in 2018

•
In the first quarter of 2018, we closed on divestitures of substantially all of our assets in the Niobrara Formation and a portion of our assets in the Eagle Ford for aggregate net proceeds of approximately $381.3 million. In addition, we could receive contingent consideration of $5.0 million per year if crude oil prices exceed specified thresholds for each of the years of 2018 through 2020 as part of the Niobrara divestiture.

•
In the first quarter of 2018, we redeemed 50,000 shares of our 8.875% redeemable preferred stock (the “Preferred Stock”), representing 20% of the then issued and outstanding Preferred Stock, for $50.5 million.

•	On July 11, 2018, we closed on the divestiture of certain non-operated assets in the Delaware Basin for aggregate net proceeds of $30.9 million.

•
On August 17, 2018, we completed a public offering of 9.5 million shares of our common stock at a price per share of $22.55. We used the proceeds of $213.7 million, net of offering costs, to fund the Devon Acquisition (described below) and for general corporate purposes.

•
On October 17, 2018, we closed on the acquisition of oil and gas properties with Devon Energy Production Company, L.P. (“Devon”), a subsidiary of Devon Energy Corporation (the “Devon Acquisition”). The estimated aggregate net consideration of $196.6 million remains subject to post-closing adjustments.

•	During 2018, our borrowing base increased from $830.0 million to $1.3 billion, with an elected commitment amount of $1.1 billion.

•	In 2018, we fully redeemed the remaining $450.0 million aggregate principal amount outstanding of our 7.50% Senior Notes due 2020 (the “7.50% Senior Notes”).

•
Our 2018 drilling, completion, and infrastructure (“DC&I”) capital expenditures were $844.4 million, of which 62% was in the Eagle Ford with the remaining 38% in the Delaware Basin. The midpoint of our current 2019 DC&I capital expenditure plan of $550.0 million is approximately 35% lower than our 2018 actual DC&I capital expenditures. See “—Liquidity and Capital Resources—2019 DC&I Capital Expenditure Plan and Funding Strategy” for additional details.

Recent Developments

•
For the year ended December 31, 2018, the specified pricing thresholds related to the Contingent ExL Consideration, the Contingent Niobrara Consideration, and the Contingent Utica Consideration were exceeded. As a result, in January 2019, we paid $50.0 million and received $10.0 million from settlement of these contingent consideration arrangements.

Results of Operations
Comparison of Results Between Years Ended December 31, 2018 and 2017 and Between Years Ended December 31, 2017 and 2016
Production volumes
The following table summarizes total production volumes and daily production volumes for the periods indicated:

	Years Ended December 31,			Amount Change Between		Percent Change Between
	2018	2017	2016	2018/2017	2017/2016	2018/2017	2017/2016
Total production volumes
Crude oil (MBbls)	14,232	12,566	9,423	1,666	3,143	13%	33%
NGLs (MBbls)	3,701	2,327	1,788	1,374	539	59%	30%
Natural gas (MMcf)	24,639	28,472	25,574	(3,833)	2,898	(13%)	11%
Total barrels of oil equivalent (MBoe)	22,040	19,639	15,473	2,401	4,166	12%	27%

Daily production volumes by product
Crude oil (Bbls/d)	38,992	34,428	25,745	4,564	8,683	13%	34%
NGLs (Bbls/d)	10,139	6,376	4,885	3,763	1,491	59%	31%
Natural gas (Mcf/d)	67,503	78,006	69,873	(10,503)	8,133	(13%)	12%
Total barrels of oil equivalent (Boe/d)	60,382	53,805	42,276	6,577	11,529	12%	27%

Daily production volumes by region (Boe/d)
Eagle Ford	37,591	37,825	30,664	(234)	7,161	(1%)	23%
Delaware Basin	22,609	6,713	1,115	15,896	5,598	237%	502%
Other	182	9,267	10,497	(9,085)	(1,230)	(98%)	(12%)
Total barrels of oil equivalent (Boe/d)	60,382	53,805	42,276	6,577	11,529	12%	27%
The increase in production volumes in 2018 as compared to 2017 is primarily due to production from new wells in the Delaware Basin, primarily drilled on properties from the ExL Acquisition, as well as in Eagle Ford, partially offset by the divestitures in Utica and Marcellus in the fourth quarter of 2017 and Niobrara and Eagle Ford in the first quarter of 2018 and normal production declines.
The increase in production volumes in 2017 as compared to 2016 is primarily due to production from new wells in the Eagle Ford and Delaware Basin and the addition of production from our acquisition of oil and gas properties located in the Eagle Ford Shale from Sanchez Energy Corporation and SN Cotulla Assets, LLC, a subsidiary of Sanchez Energy Corporation, in the fourth quarter of 2016 (the “Sanchez Acquisition”) and the ExL Acquisition in the third quarter of 2017, partially offset by the divestitures in Utica and Marcellus in the fourth quarter of 2017 and normal production declines.
Average realized prices and revenues
The following table summarizes average realized prices and revenues for the periods indicated:

	Years Ended December 31,			Amount Change Between		Percent Change Between
	2018	2017	2016	2018/2017	2017/2016	2018/2017	2017/2016
Average realized prices
Crude oil ($ per Bbl)	$64.05	$50.39	$40.12	$13.66	$10.27	27%	26%
NGLs ($ per Bbl)	26.10	20.37	12.54	5.73	7.83	28%	62%
Natural gas ($ per Mcf)	2.35	2.29	1.69	0.06	0.60	3%	36%
Total average realized price ($ per Boe)	$48.36	$37.98	$28.67	$10.38	$9.31	27%	32%

Revenues (In thousands)
Crude oil	$911,554	$633,233	$378,073	$278,321	$255,160	44%	67%
NGLs	96,585	47,405	22,428	49,180	24,977	104%	111%
Natural gas	57,803	65,250	43,093	(7,447)	22,157	(11%)	51%
Total revenues	$1,065,942	$745,888	$443,594	$320,054	$302,294	43%	68%
The increase in revenues in 2018 as compared to 2017 is primarily due to higher crude oil prices and production.
The increase in revenues in 2017 as compared to 2016 is also primarily due to higher crude oil prices and production.

Lease operating expense
The following table summarizes lease operating expense for the periods indicated:

	Years Ended December 31,
	2018		2017		2016
	(In thousands, except per Boe amounts)
	Amount	Per Boe	Amount	Per Boe	Amount	Per Boe
Lease operating expense	$161,596	$7.33	$139,854	$7.12	$98,717	$6.38
The increase in lease operating expense in 2018 as compared to 2017 is primarily due to costs associated with increased production. The increase in lease operating expense per Boe between the periods is primarily due to processing fees for certain of our natural gas and NGL processing contracts that, effective January 1, 2018, are presented in lease operating expense as a result of the adoption of ASC 606 as well as an increased proportion of total production from crude oil properties, which have a higher operating cost per Boe than natural gas properties, as a result of the divestiture in Marcellus in the fourth quarter of 2017. These increases were partially offset by the increased proportion of production from properties acquired in the ExL Acquisition, which have lower operating costs per Boe than our other Delaware Basin and Eagle Ford properties.
The increase in lease operating expense in 2017 as compared to 2016 is primarily due to increased production and increased workover costs primarily on wells acquired in the Sanchez Acquisition. The increase in lease operating expense per Boe between the periods is primarily due to the workover costs described above as well as to an increased proportion of total production from crude oil properties, which have a higher operating cost per Boe than natural gas properties.
Production and ad valorem taxes
The following table summarizes production taxes and ad valorem taxes for the periods indicated:

	Years Ended December 31,
	2018		2017		2016
	(In thousands, except % of revenues amounts)
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Production taxes	$50,591	4.7%	$32,509	4.4%	$19,046	4.3%
Ad valorem taxes	10,422	1.0%	7,267	1.0%	5,559	1.3%
The increase in production taxes in 2018 as compared to 2017 is primarily due to the increase in crude oil and NGL revenues. The increase in production taxes as a percentage of revenues between the periods is due to the divestiture of substantially all of our assets in Marcellus in the fourth quarter of 2017, as our production in Marcellus was not subject to production taxes. The increase in ad valorem taxes in 2018 as compared to 2017 is due to new wells drilled in the Eagle Ford and new wells drilled or acquired in the Delaware Basin and higher property tax valuations as a result of the increase in crude oil prices, partially offset by a reduction in ad valorem taxes resulting from the divestitures discussed above.
The increase is production taxes in 2017 as compared to 2016 is primarily due to the increase in crude oil, NGL, and natural gas revenues. The increase in production taxes as a percentage of revenues between the periods is due primarily to a decreased proportion of total revenues attributable to Marcellus production, which is not subject to production taxes. The increase in ad valorem taxes in 2017 as compared to 2016 is due to new wells drilled in the Eagle Ford and Delaware Basin in 2016 and new wells acquired in the Sanchez Acquisition in December 2016. The decrease in ad valorem taxes as a percentage of revenue between the periods is primarily due to the timing of when wells are included in the ad valorem tax assessment as wells drilled and producing during 2017 would not be included in the ad valorem tax assessment until 2018.

Depreciation, depletion and amortization
The following table sets forth the components of our depreciation, depletion and amortization (“DD&A”) expense for the periods indicated:

	Years Ended December 31,
	2018		2017		2016
	(In thousands, except per Boe amounts)
	Amount	Per Boe	Amount	Per Boe	Amount	Per Boe
DD&A of proved oil and gas properties	$295,044	$13.39	$257,057	$13.09	$208,849	$13.50
Depreciation of other property and equipment	2,522	0.11	2,484	0.13	2,613	0.17
Amortization of other assets	598	0.03	1,249	0.06	1,136	0.07
Accretion of asset retirement obligations	1,366	0.06	1,799	0.09	1,364	0.09
DD&A	$299,530	$13.59	$262,589	$13.37	$213,962	$13.83
DD&A expense for 2018 increased $36.9 million compared to 2017. The increase in DD&A expense is attributable to increased production, as well as an increase in the DD&A rate per Boe. The increase in the DD&A rate per Boe is due primarily to an increase to proved oil and gas properties as a result of our ongoing capital expenditure program, partially offset by the reduction in proved oil and gas properties as a result of the divestitures in Niobrara and Eagle Ford in the first quarter of 2018 and an increase in proved oil and gas reserves.
DD&A expense for 2017 increased $48.6 million compared to 2016. The increase in DD&A expense is attributable to increased production, partially offset by the decrease in the DD&A rate per Boe. The decrease in the DD&A rate per Boe is due primarily to impairments of our proved oil and gas properties recorded during 2016, reductions in estimated future development costs as a result of reduced service costs that occurred in the fourth quarter of 2016, and the addition of crude oil reserves in the fourth quarter of 2017, partially offset by the allocation to proved oil and gas properties related to the ExL Acquisition.
Impairment of proved oil and gas properties
Details of the 12-Month Average Realized Price of crude oil for 2018, 2017, and 2016 and impairments of proved oil and gas properties for 2016 are summarized in the table below:

	Years Ended December 31,
	2018	2017	2016
Impairment of proved oil and gas properties (In thousands)	$—	$—	$576,540
Crude Oil 12-Month Average Realized Price ($/Bbl) - Beginning of period	$49.87	$39.60	$47.24
Crude Oil 12-Month Average Realized Price ($/Bbl) - End of period	$63.80	$49.87	$39.60
Crude Oil 12-Month Average Realized Price percentage increase (decrease) during period	28%	26%	(16%)
We did not recognize impairments of proved oil and gas properties for the years ended December 31, 2018 and 2017. Primarily due to declines in the 12-Month Average Realized Price of crude oil, we recognized impairments of proved oil and gas properties in 2016.
General and administrative expense, net
The following table summarizes general and administrative expense, net for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
General and administrative expense, net	$68,617	$66,229	$74,972
The increase in general and administrative expense, net in 2018 as compared to 2017 is primarily due to an increase in personnel costs and higher annual bonuses awarded in the first quarter of 2018 compared to the first quarter of 2017.
The decrease in general and administrative expense, net in 2017 as compared to 2016 is primarily due to a decrease in stock-based compensation, net as a result of a decrease in the fair value of stock appreciation rights for 2017 due to exercises and expirations and a decrease in fair value of stock appreciation rights in 2017 as compared to an increase in the fair value of stock appreciation rights in 2016, partially offset by higher compensation costs for 2017 as compared to 2016, resulting from an increase in personnel as well as higher annual bonuses awarded in the first quarter of 2017 compared to the first quarter of 2016.

(Gain) loss on derivatives, net
The following table sets forth the components of our (gain) loss on derivatives, net for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Crude oil derivative instruments	($9,726)	$22,839	$23,609
NGL derivative instruments	4,439	1,322	—
Natural gas derivative instruments	(421)	(15,399)	19,584
Deferred premium obligations	1,875	18,401	5,880
Contingent consideration arrangements	(2,876)	31,940	—
(Gain) loss on derivatives, net	($6,709)	$59,103	$49,073
The gain on derivatives, net in 2018 was primarily due to the downward shift in the futures curve of forecasted crude oil prices from January 1, 2018 to December 31, 2018 on crude oil derivative instruments outstanding at the beginning of 2018 as well as on our Contingent ExL Consideration and the downward shift in the futures curve of forecasted crude oil prices subsequent to contract executions of new crude oil derivative instruments. The gain was partially offset by deferred premium obligations incurred during 2018, the effect of the downward shift in the futures curve of forecasted crude oil prices mentioned above on our Contingent Niobrara Consideration and Contingent Utica Consideration, and the upward shift in crude oil and NGL settlement prices during the majority of 2018.
The loss on derivatives, net in 2017 was primarily due to the upward shift in the futures curve of forecasted crude oil and NGL prices subsequent to contract executions of new crude oil and NGL derivative instruments, as well as the upward shift in the futures curve of forecasted crude oil prices subsequent to the acquisition date related to the Contingent ExL Consideration. Additionally, we incurred approximately $18.4 million in deferred premium obligations during 2017. The loss was partially offset by the downward shift in the futures curve of forecasted crude oil and natural gas prices from January 1, 2017 to December 31, 2017 on crude oil and natural gas derivative instruments outstanding at the beginning of 2017.
The loss on derivatives, net in 2016 was primarily due to the upward shift in the futures curve of forecasted crude oil prices from January 1, 2016 to December 31, 2016 on crude oil derivative instruments outstanding at the beginning of 2016 as well as the upward shift in the futures curve of forecasted crude oil and natural gas prices subsequent to contract executions of new crude oil and natural gas derivative instruments. Additionally, we incurred approximately $5.9 million in deferred premium obligations during 2016.
Interest expense, net
The following table sets forth the components of our interest expense, net for the periods indicated:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Interest expense on Senior Notes	$73,534	$95,272	$85,819
Interest expense on revolving credit facility	20,910	8,293	3,907
Amortization of debt issuance costs, premiums, and discounts	4,077	4,529	5,565
Other interest expense	531	1,029	1,138
Capitalized interest	(36,639)	(28,253)	(17,026)
Interest expense, net	$62,413	$80,870	$79,403
The decrease in interest expense, net in 2018 as compared to 2017 is primarily due to reduced interest expense as a result of the redemptions of the 7.50% Senior Notes in the fourth quarter of 2017 and the first and fourth quarters of 2018 as well as an increase in capitalized interest as a result of higher average balances of unevaluated leasehold and seismic costs for 2018 as compared to 2017, primarily due to the ExL Acquisition in the third quarter of 2017 and the Devon Acquisition in the fourth quarter of 2018. The decrease was partially offset by interest expense on $250.0 million aggregate principal amount of our 8.25% Senior Notes that were issued in the third quarter of 2017 and increased borrowings and associated interest expense on our revolving credit facility for 2018 as compared to 2017.
The increase in interest expense, net in 2017 as compared to 2016 is primarily due to interest expense on the $250.0 million aggregate principal amount of our 8.25% Senior Notes that were issued in the third quarter of 2017 and an increase in interest expense on our revolving credit facility as a result of increased borrowings in 2017 as compared to 2016, partially offset by an increase in capitalized interest as a result of higher average balances of unevaluated leasehold and seismic costs for 2017 as compared to 2016, primarily due to the ExL Acquisition in the third quarter of 2017.
Loss on extinguishment of debt
As a result of our redemption of $450.0 million aggregate principal amount of our 7.50% Senior Notes in 2018, we recorded a loss on extinguishment of debt of $9.6 million for the year ended December 31, 2018, which included redemption premiums of $6.0 million paid to redeem the notes and non-cash charges of $3.6 million attributable to the write-off of unamortized premium and debt issuance costs.
As a result of our redemption of $150.0 million aggregate principal amount of our 7.50% Senior Notes in 2017, we recorded a loss on extinguishment of debt of $4.2 million for the year ended December 31, 2017, which included a redemption premium of $2.8 million paid to redeem the notes and non-cash charges of $1.4 million attributable to the write-off of unamortized premium and debt issuance costs.
Income taxes and deferred tax assets valuation allowance
The effective income tax rate for the years ended December 31, 2018, 2017, and 2016 was 1.3%, 4.4%, and 0.0%, respectively, which were nominal as a result of maintaining a full valuation allowance against our net deferred tax assets. For the years ended December 31, 2018 and 2017, we recognized income tax expense of $5.2 million and $4.0 million, respectively, related to the Texas franchise tax due to an increase in the apportionment of income to the state of Texas as a result of our divestitures in the fourth quarter of 2017 and first quarter of 2018.
For the year ended December 31, 2016, the effective income tax rate was 0.0% as a result of a full valuation allowance against our net deferred tax assets driven by the impairments of proved oil and gas properties we recognized beginning in the third quarter of 2015 and continuing through the third quarter of 2016.
For each of the years ended December 31, 2018, 2017, and 2016, we maintained a full valuation allowance against our deferred tax assets based on our conclusion, considering all available evidence (both positive and negative), that it was more likely than not that the deferred tax assets would not be realized. A significant item of objective negative evidence considered was the cumulative pre-tax loss incurred over the three-year period ended December 31, 2018, primarily due to impairments of proved oil and gas properties recognized in the first three quarters of 2016, which limits our ability to consider subjective positive evidence, such as its projections of future taxable income.
Dividends on preferred stock
For the years ended December 31, 2018 and 2017, we declared and paid cash dividends of $18.2 million and $7.8 million, respectively, on our Preferred Stock. There were no dividends on our Preferred Stock for the year ended December 31, 2016.
Loss on redemption of preferred stock
During the first quarter of 2018, we redeemed 50,000 shares of Preferred Stock, representing 20% of the issued and outstanding Preferred Stock, for $50.5 million, consisting of the $50.0 million redemption price and $0.5 million accrued and unpaid dividends. We recognized a $7.1 million loss on the redemption due to the excess of the $50.0 million redemption price over the $42.9 million redemption date carrying value of the Preferred Stock.

Liquidity and Capital Resources
2019 DC&I Capital Expenditure Plan and Funding Strategy. Our 2019 DC&I capital expenditure plan is $525.0 million to $575.0 million, of which approximately 59% is allocated to the Eagle Ford and the remaining 41% is allocated to the Delaware Basin. We currently intend to finance our 2019 DC&I capital expenditure plan primarily from the sources described below under “—Sources and Uses of Cash.” Our capital program could vary depending upon various factors, including, but not limited to, the availability of drilling rigs and completion crews, the cost of completion services, acquisitions and divestitures of oil and gas properties, land and industry partner issues, our available cash flow and financing, success of drilling programs, weather delays, commodity prices, market conditions, the acquisition of leases with drilling commitments and other factors. The following is a summary of our 2018 capital expenditures:

	Three Months Ended				Year Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018	December 31, 2018
	(In thousands)
DC&I
Eagle Ford	$135,677	$101,249	$149,386	$136,644	$522,956
Delaware Basin	73,892	116,743	91,761	38,768	321,164
Other	284	—	—	—	284
Total DC&I	209,853	217,992	241,147	175,412	844,404
Leasehold and seismic	5,520	6,129	6,668	4,034	22,351
Total (1)	$215,373	$224,121	$247,815	$179,446	$866,755

(1)	Capital expenditures exclude acquisitions of oil and gas properties, capitalized general and administrative expense, interest expense and asset retirement costs.
Sources and Uses of Cash. Our primary use of cash is related to our DC&I capital expenditures and, to a lesser extent, our leasehold and seismic capital expenditures. For the year ended December 31, 2018, we funded our capital expenditures with cash provided by operations and borrowings under our revolving credit facility. Potential sources of future liquidity include the following:

•
Cash provided by operations. Cash flows from operations are highly dependent on crude oil prices. As such, we hedge a portion of our forecasted production to reduce our exposure to commodity price volatility in order to achieve a more predictable level of cash flows.

•
Borrowings under revolving credit facility. As of February 22, 2019, our revolving credit facility had a borrowing base of $1.3 billion, with an elected commitment amount of $1.1 billion, and $819.0 million of borrowings outstanding. The amount we are able to borrow is subject to compliance with the financial covenants and other provisions of the credit agreement governing our revolving credit facility.

•
Securities offerings. As situations or conditions arise, we may choose to issue debt, equity or other securities to supplement our cash flows. However, we may not be able to obtain such financing on terms that are acceptable to us, or at all. See “Note 10. Shareholders’ Equity” of the Notes to our Consolidated Financial Statements for details of our August 2018 common stock offering.

•
Divestitures. We may consider divesting certain properties or assets that are not part of our core business or are no longer deemed essential to our future growth, provided we are able to divest such assets on terms that are acceptable to us. See “Note 3. Acquisitions and Divestitures of Oil and Gas Properties” of the Notes to our Consolidated Financial Statements for further details.

•
Joint ventures. Joint ventures with third parties through which such third parties fund a portion of our exploration activities to earn an interest in our exploration acreage or purchase a portion of interests, or both.

Overview of Cash Flow Activities. Net cash provided by operating activities was $653.6 million, $423.0 million and $272.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. The increase from 2017 to 2018 was driven primarily by an increase in revenues as a result of higher crude oil prices and higher crude oil production and a decrease in working capital requirements, partially offset by an increase in the net cash paid for derivative settlements and an increase in operating expenses and cash general and administrative expense. The increase from 2016 to 2017 was driven primarily by an increase in revenues as a result of higher production and commodity prices and a decrease in working capital requirements, partially offset by a decrease in the net cash received from derivative settlements and an increase in operating expenses and cash general and administrative expense.
Net cash used in investing activities was $796.0 million, $1.2 billion and $619.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. The decrease from 2017 to 2018 was primarily due to a decrease in cash payments for acquisitions of oil and gas properties, as well as cash received from the divestitures in Niobrara and Eagle Ford in early 2018, partially offset by an increase in capital expenditures as a result of our ongoing DC&I activity in Eagle Ford and the Delaware Basin. The increase from 2016 to 2017 was due primarily to funding the ExL Acquisition and increased capital expenditures, primarily in the Eagle Ford Shale and the Delaware Basin, partially offset by increased net proceeds from divestitures of oil and gas properties, which primarily related to the divestitures of substantially all of our assets in the Marcellus Shale and Utica Shale as well as deposits received in connection with the divestitures of a portion of our assets in the Eagle Ford Shale and substantially all of our assets in the Niobrara.
Net cash provided by financing activities for the years ended December 31, 2018, 2017 and 2016 was $135.2 million, $741.8 million and $308.3 million, respectively. The decrease from 2017 to 2018 was primarily due to payments for the redemptions of our 7.50% Senior Notes and Preferred Stock, decreased cash provided by the issuance of senior notes and Preferred Stock in 2017, and increased cash dividends paid on the Preferred Stock, partially offset by increased borrowings, net of repayments under our revolving credit facility. The increase from 2016 to 2017 was due to net proceeds related to the issuance of the 8.25% Senior Notes, the sale of Preferred Stock, the sale of common stock, and increased borrowings net of repayments under our revolving credit facility in 2017 as compared to 2016, partially offset by the redemption of $150.0 million of the 7.50% Senior Notes, increased debt issuance costs related to the amendments to the credit agreement governing the revolving credit facility and dividends paid on the Preferred Stock.
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

•
Contingent consideration arrangements. As part of the ExL Acquisition, as well as in each of the divestitures of our assets in Niobrara, Marcellus, and Utica, we agreed to contingent consideration arrangements, where we will receive or be required to pay certain amounts if commodity prices are greater than specified thresholds. For the year ended December 31, 2018, the specified pricing thresholds related to the Contingent ExL Consideration, the Contingent Niobrara Consideration, and the Contingent Utica Consideration were exceeded. As a result, in January 2019, we paid $50.0 million and received $10.0 million from settlement of these contingent consideration arrangements. See “Note 12. Derivative Instruments” of the Notes to our Consolidated Financial Statements for further details of each of these contingent consideration arrangements and “Item 7A. Qualitative and Quantitative Disclosures about Market Risk” for details of the sensitivities to commodity price for each contingent consideration arrangement.

•
Commodity derivative instruments. We use commodity derivative instruments to mitigate the effects of commodity price volatility for a portion of our forecasted sales of production and achieve a more predictable level of cash flow.

As of February 22, 2019, we had the following outstanding commodity derivative instruments at weighted average contract volumes and prices:

Commodity	Period	Type of Contract	Index	Volumes (Bbls per day)	Fixed Price ($ per Bbl)	Sub-Floor Price ($ per Bbl)	Floor Price ($ per Bbl)	Ceiling Price ($ per Bbl)	Fixed Price Differential ($ per Bbl)
Crude oil	1Q19	Three-Way Collars	NYMEX WTI	27,000	—	$41.67	$50.96	$74.23	—
Crude oil	1Q19	Basis Swaps	LLS-WTI Cushing	6,000	—	—	—	—	$5.16
Crude oil	1Q19	Basis Swaps	WTI Midland-WTI Cushing	5,500	—	—	—	—	($5.24)
Crude oil	1Q19	Sold Call Options	NYMEX WTI	3,875	—	—	—	$81.07	—

Crude oil	2Q19	Three-Way Collars	NYMEX WTI	27,000	—	$41.67	$50.96	$74.23	—
Crude oil	2Q19	Basis Swaps	LLS-WTI Cushing	6,000	—	—	—	—	$5.16
Crude oil	2Q19	Basis Swaps	WTI Midland-WTI Cushing	6,000	—	—	—	—	($5.38)
Crude oil	2Q19	Sold Call Options	NYMEX WTI	3,875	—	—	—	$81.07	—

Crude oil	3Q19	Three-Way Collars	NYMEX WTI	27,000	—	$41.67	$50.96	$74.23	—
Crude oil	3Q19	Basis Swaps	LLS-WTI Cushing	6,000	—	—	—	—	$5.16
Crude oil	3Q19	Basis Swaps	WTI Midland-WTI Cushing	7,000	—	—	—	—	($5.56)
Crude oil	3Q19	Sold Call Options	NYMEX WTI	3,875	—	—	—	$81.07	—

Crude oil	4Q19	Three-Way Collars	NYMEX WTI	27,000	—	$41.67	$50.96	$74.23	—
Crude oil	4Q19	Basis Swaps	LLS-WTI Cushing	6,000	—	—	—	—	$5.16
Crude oil	4Q19	Basis Swaps	WTI Midland-WTI Cushing	11,000	—	—	—	—	($3.84)
Crude oil	4Q19	Sold Call Options	NYMEX WTI	3,875	—	—	—	$81.07	—

Crude oil	2020	Price Swaps	NYMEX WTI	3,000	$55.06	—	—	—	—
Crude oil	2020	Three-Way Collars	NYMEX WTI	6,000	—	$45.00	$55.00	$64.69	—
Crude oil	2020	Basis Swaps	WTI Midland-WTI Cushing	13,000	—	—	—	—	($1.27)
Crude oil	2020	Sold Call Options	NYMEX WTI	4,575	—	—	—	$75.98	—

Crude oil	2021	Basis Swaps	WTI Midland-WTI Cushing	6,000	—	—	—	—	$0.03

Commodity	Period	Type of Contract	Index	Volumes (MMBtu per day)	Fixed Price ($ per MMBtu)	Sub-Floor Price ($ per MMBtu)	Floor Price ($ per MMBtu)	Ceiling Price ($ per MMBtu)	Fixed Price Differential ($ per MMBtu)
Natural gas	1Q19	Sold Call options	NYMEX Henry Hub	33,000	—	—	—	$3.25	—

Natural gas	2Q19	Sold Call options	NYMEX Henry Hub	33,000	—	—	—	$3.25	—

Natural gas	3Q19	Sold Call options	NYMEX Henry Hub	33,000	—	—	—	$3.25	—

Natural gas	4Q19	Sold Call options	NYMEX Henry Hub	33,000	—	—	—	$3.25	—

Natural gas	2020	Sold Call options	NYMEX Henry Hub	33,000	—	—	—	$3.50	—

Credit Ratings. Our ability to borrow money will be impacted by several factors, including our credit ratings. Credit ratings agencies perform independent analyses when assigning credit ratings. A downgrade of our credit rating could increase our future cost of borrowing, thereby negatively affecting our available liquidity. The following table presents our credit ratings as of February 22, 2019:

Credit Rating
Standard and Poor’s
Corporate Credit Rating	B+
Senior Unsecured Debt Rating	B+
Outlook	Stable

Moody’s Investors Service
Corporate Credit Rating	B1
Senior Unsecured Debt Rating	B2
Outlook	Stable
If cash flows from operations and borrowings under our revolving credit facility and the other sources of cash described under “—Sources and Uses of Cash” are insufficient to fund our remaining 2019 DC&I capital expenditure plan, we may need to reduce our capital expenditure plan or seek other financing alternatives. We may not be able to obtain financing needed in the future on terms that would be acceptable to us, or at all. If we cannot obtain adequate financing, we may be required to limit or defer a portion of our remaining 2019 DC&I capital expenditure plan, thereby potentially adversely affecting the recoverability and ultimate value of our oil and gas properties. Based on existing market conditions and our expected liquidity needs, among other factors, we may use a portion of our cash flows from operations, proceeds from divestitures, securities offerings or borrowings to reduce debt prior to scheduled maturities through debt repurchases, either in the open market or in privately negotiated transactions, through debt redemptions or tender offers, or through repayments of bank borrowings.
Contractual Obligations
The following table sets forth estimates of our contractual obligations as of December 31, 2018 (In thousands):

	2019	2020	2021	2022	2023	2024 and Thereafter	Total
Long-term debt (1)	$—	$—	$—	$744,431	$650,000	$250,000	$1,644,431
Cash interest on senior notes (2)	61,250	61,250	61,250	61,250	40,938	41,250	327,188
Cash interest and commitment fees on revolving credit facility (3)	32,839	32,839	32,839	11,311	—	—	109,828
Operating leases	10,024	9,154	6,249	3,639	3,680	20,978	53,724
Drilling rig contracts (4)	37,077	16,867	813	—	—	—	54,757
Delivery commitments (5)	3,726	2,807	2,487	30	7	19	9,076
Produced water disposal commitments (6)	18,139	20,894	20,898	20,954	10,471	9,769	101,125
Asset retirement obligations and other (7)	4,537	1,898	378	270	152	17,623	24,858
Total Contractual Obligations	$167,592	$145,709	$124,914	$841,885	$705,248	$339,639	$2,324,987

(1)
Long-term debt consists of the principal amounts of the 6.25% Senior Notes due 2023, the 8.25% Senior Notes due 2025, and borrowings outstanding under our revolving credit facility which matures in 2022.

(2)	Cash interest on senior notes includes cash payments for interest on the 6.25% Senior Notes due 2023 and the 8.25% Senior Notes due 2025.

(3)
Cash interest on our revolving credit facility was calculated using the weighted average interest rate of the outstanding borrowings under the revolving credit facility as of December 31, 2018 of 4.17%. Commitment fees on our revolving credit facility were calculated based on the unused portion of lender commitments as of December 31, 2018, at the applicable commitment fee rate of 0.500%.

(4)
Drilling rig contracts represent gross contractual obligations and accordingly, other joint owners in the properties operated by us will generally be billed for their working interest share of such costs. As of December 31, 2018, early termination of these contracts would have resulted in termination penalties of $29.8 million, which would be in lieu of paying the remaining commitments presented in the table above, and are generally not billed to joint owners. For the years ended December 31, 2018 and 2017, we did not incur any termination penalties. For the year ended December 31, 2016, we incurred $1.8 million of termination penalties which were recorded to other expense, net.

(5)
Delivery commitments represent contractual obligations we have entered into for certain gathering, processing and transportation service agreements which require minimum volumes of natural gas to be delivered. The amounts in the table above reflect the aggregate undiscounted deficiency fees assuming no delivery of any natural gas. For the years ended December 31, 2018, 2017 and 2016, we paid deficiency fees in the amount of $2.0 million, $1.4 million, and $1.4 million, respectively, which were recorded to lease operating expense when incurred. However, as of the filing of this report, we do not expect any material shortfalls in our delivery commitments.

(6)
Produced water disposal commitments represent contractual obligations we have entered into for certain service agreements which require minimum volumes of produced water to be delivered. The amounts in the table above reflect the aggregate undiscounted deficiency fees assuming no delivery of any produced water. For the years ended December 31, 2018, 2017 and 2016, we were not required to pay any deficiency fees. Additionally, as of the filing of this report, we do not expect any material shortfalls in our produced water disposal commitments.

(7)
Asset retirement obligations and other are based on estimates and assumptions that affect the reported amounts as of December 31, 2018. Certain of such estimates and assumptions are inherently unpredictable and will differ from actual results. See “Note 2. Summary of Significant Accounting Policies” of the Notes to our Consolidated Financial Statements for further discussion of estimates and assumptions that may affect the reported amounts.

Off Balance Sheet Arrangements
We currently have no off balance sheet arrangements.
Financing Arrangements
Senior Secured Revolving Credit Facility
We have a senior secured revolving credit facility with a syndicate of banks that, as of December 31, 2018, had a borrowing base of $1.3 billion, with an elected commitment amount of $1.1 billion, and $744.4 million of borrowings outstanding at a weighted average interest rate of 4.17%. The credit agreement governing our senior secured revolving credit facility provides for interest-only payments until May 4, 2022, when the credit agreement matures and any outstanding borrowings are due.
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
See “Note 6. Long-Term Debt” of the Notes to our Consolidated Financial Statements for additional details of the twelfth and thirteenth amendments, rates of interest on outstanding borrowings, commitment fees on the unused portion of lender commitments, and the financial covenants we are subject to under the terms of the credit agreement.
Redemptions of 7.50% Senior Notes
During the fourth quarter of 2017, we redeemed $150.0 million of the outstanding aggregate principal amount of our 7.50% Senior Notes at a price equal to 101.875% of par, plus accrued and unpaid interest. We paid $156.0 million upon the redemption, which included a redemption premium of $2.8 million and accrued and unpaid interest of $3.2 million. As a result of the redemption, we recorded a loss on extinguishment of debt of $4.2 million, which included the redemption premium of $2.8 million and the write-off of associated unamortized premiums and debt issuance costs of $1.4 million.
During the first and fourth quarters of 2018, we redeemed the remaining $320.0 million of the outstanding aggregate principal amount of our 7.50% Senior Notes at a price equal to 101.875% of par and the remaining $130.0 million outstanding aggregate principal amount at a redemption price of 100% of par, respectively, both plus accrued and unpaid interest. We paid a total of $468.6 million upon the redemptions, which included redemption premiums of $6.0 million and accrued and unpaid interest of $12.6 million. As a result of the redemptions, we recorded a loss on extinguishment of debt of $9.6 million, which included the redemption premiums of $6.0 million and the write-off of associated unamortized premiums and debt issuance costs of $3.6 million.
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
Common Stock Offering
On August 17, 2018, we completed a public offering of 9.5 million shares of our common stock at a price per share of $22.55. We used the net proceeds of $213.7 million, net of offering costs, to fund the Devon Acquisition and for general corporate purposes.
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
Significant estimates include volumes of proved oil and gas reserves, which are used in calculating DD&A of proved oil and gas property costs, the present value of estimated future net revenues included in the full cost ceiling test, estimates of future taxable income used in assessing the realizability of deferred tax assets, and the estimated costs and timing of cash outflows underlying asset retirement obligations. Oil and gas reserve estimates, and therefore calculations based on such reserve estimates, are subject to numerous inherent uncertainties, the accuracy of which, is a function of the quality and quantity of available data, the application of engineering and geological interpretation and judgment to available data and the interpretation of mineral leaseholds and other contractual arrangements, including adequacy of title and drilling requirements. These estimates also depend on assumptions regarding quantities and production rates of recoverable oil and gas reserves, oil and gas prices, timing and amounts of development costs and operating expenses, all of which will vary from those assumed in our estimates. Other significant estimates are involved in determining acquisition date fair values of assets acquired and liabilities assumed, impairments of unevaluated leasehold costs, fair values of commodity derivative assets and liabilities, fair values of contingent consideration arrangements, preferred stock fair value upon issuance, grant date fair value of stock-based awards, and evaluating disputed claims, interpreting contractual arrangements and contingencies. Estimates are based on current assumptions that may be materially affected by the results of subsequent drilling and completion, testing and production as well as subsequent changes in oil and gas prices, interest rates and the market value and volatility of our common stock.
Oil and Gas Properties
Oil and gas properties are accounted for using the full cost method of accounting under which all productive and nonproductive costs directly associated with property acquisition, exploration and development activities are capitalized to cost centers established on a country-by-country basis. The internal cost of employee compensation and benefits, including stock-based compensation, directly associated with acquisition, exploration and development activities are capitalized to either proved or unproved oil and gas properties based on the type of activity. Internal costs related to production, general corporate overhead and similar activities are expensed as incurred.
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
Unproved properties, not being amortized, include unevaluated leasehold and seismic costs associated with specific unevaluated properties and related capitalized interest. Individually significant unevaluated leaseholds are assessed on a quarterly basis to determine whether or not and to what extent proved reserves have been assigned to the properties or if an impairment has occurred, in which case the related costs along with associated capitalized interest are reclassified to proved oil and gas properties. Factors we consider in our impairment assessment include drilling results by us and other operators, the terms of oil and gas leases not held by production and DC&I capital expenditure plans. Individually insignificant unevaluated leaseholds are grouped by major area and added to proved oil and gas properties based on the average primary lease term of the properties. Geological and geophysical costs not associated with specific prospects are recorded to proved oil and gas property costs as incurred. The amount of interest costs capitalized is determined on a quarterly basis based on the average balance of unproved properties and the weighted average interest rate of outstanding borrowings.
Proceeds from the sale of proved and unproved oil and gas properties are recognized as a reduction of proved oil and gas property costs with no gain or loss recognized, unless the sale significantly alters the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. For the years ended December 31, 2018, 2017 and 2016, we did not have any sales of oil and gas properties that significantly altered such relationship.
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
We did not recognize impairments of proved oil and gas properties for the years ended December 31, 2018 and 2017. Primarily due to declines in the 12-Month Average Realized Prices of crude oil, we recognized impairments of proved oil and gas properties for the year ended December 31, 2016. Details of the 12-Month Average Realized Price of crude oil for the years ended December 31, 2018, 2017 and 2016 and the impairments of proved oil and gas properties for the year ended December 31, 2016 are summarized in the table below:

	Years Ended December 31,
	2018	2017	2016
Impairment of proved oil and gas properties (In thousands)	$—	$—	$576,540
Crude Oil 12-Month Average Realized Price ($/Bbl) - Beginning of period	$49.87	$39.60	$47.24
Crude Oil 12-Month Average Realized Price ($/Bbl) - End of period	$63.80	$49.87	$39.60
Crude Oil 12-Month Average Realized Price percentage increase (decrease) during period	28%	26%	(16%)

The table below presents various pricing scenarios to demonstrate the sensitivity of our December 31, 2018 cost center ceiling to changes in 12-month average benchmark crude oil and natural gas prices underlying the 12-Month Average Realized Prices. The sensitivity analysis is as of December 31, 2018 and, accordingly, does not consider drilling and completion activity, acquisitions or dispositions of oil and gas properties, production, changes in crude oil and natural gas prices, and changes in development and operating costs occurring subsequent to December 31, 2018 that may require revisions to estimates of proved reserves. See also Part I, “Item 1A. Risk Factors—If crude oil and natural gas prices decline to near or below levels experienced in 2015 and 2016 we could be required to record additional impairments of proved oil and gas properties that would constitute a charge to earnings and reduce our shareholders’ equity.”

	12-Month Average Realized Prices		Excess (deficit) of cost center ceiling over net book value, less related deferred income taxes	Increase (decrease) of cost center ceiling over net book value, less related deferred income taxes
Full Cost Pool Scenarios	Crude Oil ($/Bbl)	Natural Gas ($/Mcf)	(In millions)	(In millions)
December 31, 2018 Actual	$63.80	$2.46	$1,369

Crude Oil and Natural Gas Price Sensitivity
Crude Oil and Natural Gas +10%	$70.36	$2.78	$1,947	$578
Crude Oil and Natural Gas -10%	$57.26	$2.14	$795	($574)

Crude Oil Price Sensitivity
Crude Oil +10%	$70.36	$2.46	$1,894	$525
Crude Oil -10%	$57.26	$2.46	$849	($520)

Natural Gas Price Sensitivity
Natural Gas +10%	$63.80	$2.78	$1,422	$53
Natural Gas -10%	$63.80	$2.14	$1,315	($54)
The price of crude oil, which is the commodity price that our cost center ceiling is most sensitive to as presented in the table above, decreased during the fourth quarter of 2018 and has remained at lower levels in early 2019. We estimate that the first quarter of 2019 cost center ceiling will exceed the net book value, less related deferred income taxes, resulting in no impairment of proved oil and gas properties. This estimate of the first quarter of 2019 cost center ceiling test is based on the estimated 12-Month Average Realized Price of crude oil of $61.27 per barrel as of March 31, 2019, which is based on the average realized price for sales of crude oil on the first calendar day of each month for the first 11 months and an estimate for the twelfth month based on a quoted forward price.
We further sensitized the 12-Month Average Realized Price of crude oil by using $50.00 per barrel. Under this scenario, our cost center ceiling would exceed the net book value, less related deferred income taxes, resulting in no impairment of proved oil and gas properties.
Both of these estimates assume that all other inputs and assumptions are as of December 31, 2018, other than the price of crude oil, and remain unchanged. As such, drilling and completion activity, acquisitions or dispositions of oil and gas properties, production, and changes in development and operating costs occurring subsequent to December 31, 2018 may require revisions to estimates of proved reserves, which would impact the calculation of the cost center ceiling.
Oil and Gas Reserve Estimates
The proved oil and gas reserve estimates as of December 31, 2018 included in this document have been prepared by Ryder Scott Company, L.P., (“Ryder Scott”), independent third party reserve engineers. Reserve engineering is a subjective process of estimating underground accumulations of hydrocarbons that cannot be measured in an exact manner. The process relies on judgment and the interpretation of available geologic, geophysical, engineering and production data. The extent, quality and reliability of this data can vary. The process also requires assumptions regarding drilling and operating costs, taxes and availability of funds. The oil and gas reserve estimation and disclosure requirements mandate certain of these assumptions such as existing economic and operating conditions, average crude oil and natural gas prices and the discount rate.
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
Our depletion rate depends on our estimate of total proved reserves. Holding all other factors constant, if our estimates of total proved reserves increased or decreased, the depletion rate and therefore DD&A expense of proved oil and gas properties would decrease or increase, respectively.
Derivative Instruments
We use commodity derivative instruments to mitigate the effects of commodity price volatility for a portion of our forecasted sales of production and achieve a more predictable level of cash flow. All commodity derivative instruments are recorded in the consolidated balance sheets as either an asset or liability measured at fair value. We net our commodity derivative instrument fair value amounts executed with the same counterparty, along with any deferred premium obligations, to a single asset or liability pursuant to International Swap Dealers Association Master Agreements (“ISDAs”), which provide for net settlement over the term of the contract and in the event of default or termination of the contract. We do not enter into commodity derivative instruments for speculative purposes.
We have entered into agreements for acquisitions or divestitures of oil and gas properties that include obligations to pay the seller or rights to receive from the buyer, respectively, additional consideration if commodity prices exceed specified thresholds during certain periods in the future. These contingent consideration liabilities and assets are required to be bifurcated and accounted for separately as derivative instruments as they are not considered to be clearly and closely related to the host contract, and recognized at their acquisition or divestiture date fair value in the consolidated balance sheets.
We have elected not to meet the criteria to qualify our commodity derivative instruments for hedge accounting treatment. Therefore, all gains and losses as a result of changes in the fair value of commodity derivative instruments, as well as our contingent consideration arrangements, are recognized as “(Gain) loss on derivatives, net” in the consolidated statements of operations in the period in which the changes occur. Deferred premium obligations associated with our commodity derivative instruments are recognized as “(Gain) loss on derivatives, net” in the consolidated statements of operations in the period in which the deferred premium obligations are incurred.
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
Our Board of Directors establishes risk management policies and, on a quarterly basis, reviews our commodity derivative instruments, including volumes, types of instruments and counterparties. These policies require that commodity derivative instruments be executed only by the President or Chief Financial Officer after consultation with and concurrence by the President, Chief Financial Officer and Chairman of the Board.
Preferred Stock and Common Stock Warrants
We apply the accounting standards for distinguishing liabilities from equity when determining the classification and measurement of preferred stock. Preferred stock that is not mandatorily redeemable is excluded from liability classification and is evaluated for classification in shareholders’ equity or temporary equity. As the number of common shares that could be delivered upon the holders’ optional redemption is indeterminate, we cannot assert that we will be able to settle in shares of our common stock and, as a result, present preferred stock as temporary equity. On a quarterly basis, we reassess the presentation of preferred stock in the consolidated balance sheets.
When preferred stock is issued in conjunction with common stock warrants, the common stock warrants are evaluated separately as a freestanding financial instrument to determine whether they must be recorded as a derivative instrument. We further evaluate the common stock warrants for equity classification and have determined that they qualify for equity classification and, therefore, are presented in additional paid-in capital in the consolidated balance sheets. The preferred stock and common stock warrants are recorded based on the net proceeds received allocated to the two instrument’s relative fair values. The preferred stock is subject to accretion from its relative fair value at the issuance date to the redemption value using the effective interest method. The common stock warrants do not require further adjustments from their relative fair value at the issuance date.

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
For each of the years ended December 31, 2018, 2017, and 2016, we maintained a full valuation allowance against our deferred tax assets based on our conclusion, considering all available evidence (both positive and negative), that it was more likely than not that the deferred tax assets would not be realized. A significant item of objective negative evidence considered was the cumulative pre-tax loss incurred over the three-year period ended December 31, 2018, primarily due to impairments of proved oil and gas properties recognized in the first three quarters of 2016, which limits our ability to consider subjective positive evidence, such as its projections of future taxable income.
We currently believe it is reasonably possible for us to achieve a three-year cumulative level of profitability within the next 12 months, as early as the first quarter of 2019, which would enhance our ability to conclude that it is more likely than not that the deferred tax assets would be realized and support a release of a portion or substantially all of the valuation allowance. A release of the valuation allowance would result in the recognition of an increase in deferred tax assets and an income tax benefit in the period in which the release occurs, although the exact timing and amount of the release is subject to change based on numerous factors, including our projections of future taxable income, which we continue to assess based on available information each reporting period.
We classify interest and penalties associated with income taxes as interest expense. We apply the tax law ordering approach to determine the sequence in which deferred tax assets and other tax attributes are utilized.
Commitments and Contingencies
Liabilities are recognized for contingencies when (i) it is both probable that an asset has been impaired or that a liability has been incurred and (ii) the amount of such loss is reasonably estimable. See “Note 8. Commitments and Contingencies” of the Notes to our Consolidated Financial Statements for further discussion.
Recently Adopted and Recently Issued Accounting Pronouncements
See “Note 2. Summary of Significant Accounting Policies” of the Notes to our Consolidated Financial Statements for discussion of the recent accounting pronouncements issued by the Financial Accounting Standards Board.
Item 7A. Qualitative and Quantitative Disclosures about Market Risk
Commodity Price Risk
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
The following table sets forth our crude oil, NGL, and natural gas revenues for the year ended December 31, 2018 as well as the impact on the crude oil, NGL, and natural gas revenues assuming a 10% increase and decrease in our average realized crude oil, NGL, and natural gas prices, excluding the impact of derivative settlements:

	Year Ended December 31, 2018
	Crude oil	NGLs	Natural gas	Total
	(In thousands)
Revenues	$911,554	$96,585	$57,803	$1,065,942

Impact of a 10% fluctuation in average realized prices	$91,155	$9,659	$5,780	$106,594

We use commodity derivative instruments to mitigate the effects of commodity price volatility for a portion of our forecasted sales of production and achieve a more predictable level of cash flow. We do not enter into commodity derivative instruments for speculative purposes. As of December 31, 2018, our commodity derivative instruments consisted of three-way collars, basis swaps, and sold call options. See “Note 12. Derivative Instruments” and “Note 16. Subsequent Events” of the Notes to our Consolidated Financial Statements for further discussion of our commodity derivative instruments as of December 31, 2018 and our commodity derivative instruments entered into subsequent to December 31, 2018.
The following table sets forth the cash paid for derivative settlements, net, excluding deferred premium obligations, for the year ended December 31, 2018 as well as the impact on the cash paid for derivative settlements, net assuming a 10% increase and decrease in the respective settlement prices:

	Year Ended December 31, 2018
	Crude oil	NGLs	Natural gas	Total
	(In thousands)
Cash paid for derivative settlements, net	($78,570)	($6,378)	($1,710)	($86,658)

Impact of a 10% increase in settlement prices	($69,853)	($5,383)	($3,501)	($78,737)
Impact of a 10% decrease in settlement prices	$54,698	$5,383	$3,018	$63,099
The primary drivers of our commodity derivative instrument fair values are the underlying forward oil and gas price curves. The following table sets forth the average forward oil and gas price curves as of December 31, 2018 for each of the years in which we have commodity derivative instruments:

	2019	2020	2021
Crude oil:
NYMEX WTI	$47.09	$49.14	$50.37
LLS-WTI Cushing	$4.81	$4.03	$3.42
WTI Midland-WTI Cushing	($4.09)	($0.15)	$0.55
Natural gas:
NYMEX Henry Hub	$2.78	$2.66	$2.61
The following table sets forth the fair values as of December 31, 2018, excluding deferred premium obligations, as well as the impact on the fair values assuming a 10% increase and decrease in the underlying forward oil and gas price curves that are shown above:

	Crude oil	NGLs	Natural gas	Total
	(In thousands)
Fair value (liability) asset as of December 31, 2018	$31,775	$617	($2,000)	$30,392

Impact of a 10% increase in forward commodity prices	($21,915)	$—	($1,617)	($23,532)
Impact of a 10% decrease in forward commodity prices	$16,890	$—	$819	$17,709
We had no settlements of contingent consideration arrangements for the year ended December 31, 2018.
The fair values of the contingent consideration arrangements were determined by a third-party valuation specialist using Monte Carlo simulations including significant inputs such as forward oil and gas price curves, volatility factors and risk adjusted discount rates. See “Note 12. Derivative Instruments” and “Note 13. Fair Value Measurements” of the Notes to our Consolidated Financial Statements for further discussion.

The following table sets forth the fair values of the contingent consideration arrangements as of December 31, 2018, as well as the impact on the fair values assuming a 10% increase and decrease in the underlying forward oil and gas price curves that are shown above:

	Contingent ExL Consideration	Contingent Niobrara Consideration	Contingent Marcellus Consideration	Contingent Utica Consideration
	(In thousands)
Potential (payment) receipt per year	($50,000)	$5,000	$3,000	$5,000
Maximum potential (payment) receipt	($125,000)	$15,000	$7,500	$15,000

Fair value (liability) asset as of December 31, 2018	($80,584)	$7,035	$1,369	$7,501
Impact of a 10% increase in forward commodity prices	($7,466)	$900	$669	$972
Impact of a 10% decrease in forward commodity prices	$7,846	($775)	($564)	($887)
Interest Rate Risk
We are exposed to market risk due to the floating interest rate associated with any outstanding borrowings on our revolving credit facility. Changes in interest rates do not impact the amount of interest we pay on our fixed-rate 6.25% Senior Notes and 8.25% Senior Notes, but can impact their fair values. As of December 31, 2018, we had approximately $1.6 billion of long-term debt outstanding. Of this amount, approximately $0.9 billion was fixed-rate debt with a weighted average interest rate of 7.01% and approximately $0.7 billion was floating-rate debt on outstanding borrowings on our revolving credit facility with a weighted average interest rate of 4.17%. A 1% increase or decrease in the interest rate on outstanding borrowings on our revolving credit facility would have a corresponding increase or decrease in our interest expense of approximately $4.8 million. See “Note 13. Fair Value Measurements” of the Notes to our Consolidated Financial Statements for further details on the fair value of our 6.25% Senior Notes and 8.25% Senior Notes.
Item 8. Financial Statements and Supplementary Data
The financial statements and information required by this Item appears on pages F-1 through F-50 of this Annual Report on Form 10-K.
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
Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this evaluation, management used the Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on the results of our evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Ernst & Young LLP, our independent registered public accounting firm that audited our consolidated financial statements, has also issued its own audit report on the effectiveness of our internal control over financial reporting as of December 31, 2018, which is filed with this Annual Report on Form 10-K.
(c) Changes in Internal Control over Financial Reporting
There have not been any changes in our internal control over financial reporting during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated herein by reference to our definitive Proxy Statement (the “2019 Proxy Statement”) for our 2019 annual meeting of shareholders to be held on May 16, 2019. The 2019 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2018.
Item 11. Executive Compensation
The information required by this item is incorporated herein by reference to the 2019 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2018.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters
The information required by this item is incorporated herein by reference to the 2019 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2018.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated herein by reference to the 2019 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2018.

Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated herein by reference to the 2019 Proxy Statement, which will be filed with the SEC not later than 120 days subsequent to December 31, 2018.
PART IV
Item 15. Exhibits and Financial Statement Schedules
(a)(1) Financial Statements
Refer to the Index to Consolidated Financial Statements on page F-1 of this Form 10-K for a list of all financial statements filed as part of this report.
(a)(2) Financial Statement Schedules
Financial statement schedules have been omitted because they are either not required, not applicable or the information required to be presented is included in the Company’s consolidated financial statements and related notes.
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
Articles of Amendment to Amended and Restated Articles of Incorporation of Carrizo Oil & Gas, Inc. dated as of May 16, 2017 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on May 16, 2017 (File No. 000-291870-87)).

†3.4	—
Composite Articles of Incorporation of Carrizo Oil & Gas, Inc., giving effect to all amendments through May 16, 2017 (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on May 16, 2017 (File No. 000-291870-87)).

†3.5	—
Statement of Resolutions Establishing Series of 8.875% Redeemable Preferred Stock of Carrizo Oil & Gas, Inc., effective August 10, 2017 (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on August 11, 2017 (File No. 000-291870-87)).

†3.6	—
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
Tenth Supplemental Indenture dated September 10, 2012 among Carrizo Oil & Gas, Inc., the subsidiary guarantors named therein and Wells Fargo Bank, National Association, as trustee (incorporated herein by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on September 13, 2012 (File No. 000-29187-87)).

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
Warrant Agreement, dated as of August 10, 2017, between Carrizo Oil & Gas, Inc. and Wells Fargo Bank, N.A., as warrant agent (incorporated herein by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on August 11, 2017 (File No. 000-291870-87)).

*†10.1	—
Amended and Restated Incentive Plan of Carrizo Oil & Gas, Inc. effective as of May 15, 2014 (the “2014 Incentive Plan”) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2014 (File No. 000-29187-87)).

*†10.2	—
2017 Incentive Plan of Carrizo Oil & Gas, Inc. effective as of May 16, 2017 (the “2017 Incentive Plan”) (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2017 (File No. 000-291870-87)).

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

*†10.5	—
Form of Employee Restricted Stock Unit Award Agreement (Officer) under the 2014 Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on June 17, 2013 (File No. 000-29187-87)).

*†10.6	—
Form of Employee Performance Share Award Agreement under the 2014 Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 (File No. 000-29187-87)).

*†10.7	—
Form of Employee Stock Appreciation Rights Agreement (Officer) under the 2014 Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 17, 2013 (File No. 000-29187-87)).

*†10.8	—
Form of Director Restricted Stock Unit Agreement under the 2017 Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on May 16, 2017 (File No. 000-29187-87)).

*†10.9	—
Form of Employee Restricted Stock Unit Agreement under the 2017 Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on May 16, 2017 (File No. 000-29187-87)).

*†10.10	—
Form of Employee Restricted Stock Agreement under the 2017 Incentive Plan (incorporated herein by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 000-29187-87)).

*†10.11	—
Form of Employee Performance Share Award Agreement (Officer) under the 2017 Incentive Plan (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 000-29187-87)).

*†10.12	—
Form of Employee Stock Appreciation Rights Agreement (Officer) under the 2017 Incentive Plan (incorporated herein by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 000-29187-87)).

*†10.13	—
Form of Employee Stock Appreciation Rights Agreement (Officer) under the Carrizo Oil & Gas, Inc. Cash-Settled Stock Appreciation Rights Plan (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on June 17, 2013 (File No. 000-29187-87)).

*†10.14	—
Form of Employee Stock Appreciation Rights Agreement (Officer) under the Carrizo Oil & Gas, Inc. Cash-Settled Stock Appreciation Rights Plan (incorporated herein by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 (File No. 000-29187-87)).

*10.15	—	Carrizo Oil & Gas, Inc. Change in Control Severance Plan effective February 14, 2019.
*10.16	—	Form of Employment Agreement of Carrizo Oil & Gas, Inc. as of February 14, 2019.
*†10.17	—
Amended and Restated Employment Agreement dated June 5, 2009 between the Company and S.P. Johnson IV (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 9, 2009 (File No. 000-29187-87)).

*†10.18	—
Amended and Restated Employment Agreement dated June 5, 2009 between the Company and J. Bradley Fisher (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on June 9, 2009 (File No. 000-29187-87)).

*†10.19	—
Amended and Restated Employment Agreement dated June 5, 2009 between the Company and Richard H. Smith (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on June 9, 2009 (File No. 000-29187-87)).

*†10.20	—
Employment Agreement dated January 15, 2010 between the Company and David L. Pitts (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 20, 2010 (File No. 000-29187-87)).

*†10.21	—
Employment Agreement dated July 11, 2011 between the Company and Gregory F. Conaway (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2014 (File No. 100-29187-87)).

*†10.22	—
Employment Agreement dated June 5, 2009 between the Company and Gerald A. Morton (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 (File No. 100-29187-87)).

*10.23	—	Amended and Restated Employment Agreement dated February 14, 2019 between the Company and S.P. Johnson IV
*10.24	—	Amended and Restated Employment Agreement dated February 14, 2019 between the Company and Brad Fisher
*10.25	—	Amended and Restated Employment Agreement dated February 14, 2019 between the Company and David L. Pitts
*10.26	—	Amended and Restated Employment Agreement dated February 14, 2019 between the Company and Gerald A. Morton
*10.27	—	Amended and Restated Employment Agreement dated February 14, 2019 between the Company and Richard H. Smith
*10.28	—	Amended and Restated Employment Agreement dated February 14, 2019 between the Company and Gregory F. Conaway
†10.29	—
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

†10.30	—
First Amendment, dated as of March 26, 2012, to Credit Agreement dated as of January 27, 2011, among Carrizo Oil & Gas, Inc., BNP Paribas as administrative agent, and the Lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 (File No. 000-29187-87)).

†10.31	—
Second Amendment to Credit Agreement, dated as of September 4, 2012, among Carrizo Oil & Gas, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lender parties thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 5, 2012 (File No. 000-29187-87)).

†10.32	—
Third Amendment to Credit Agreement, dated as of September 27, 2012, among Carrizo Oil & Gas, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lender parties thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (File No. 000-29187-87)).

†10.33	—
Fourth Amendment to Credit Agreement, dated as of October 9, 2013, among Carrizo Oil & Gas, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lender parties thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 11, 2013 (File No. 000-29187-87)).

†10.34	—
Fifth Amendment to Credit Agreement, dated as of October 7, 2014, among Carrizo Oil & Gas, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lender parties thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on October 9, 2014 (File No. 000-29187-87)).

†10.35	—
Sixth Amendment to Credit Agreement, dated as of May 5, 2015, among Carrizo Oil & Gas, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lender parties thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 (File No. 000-29187-87)).

†10.36	—
Seventh Amendment to Credit Agreement, dated as of October 30, 2015, among Carrizo Oil & Gas, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lender parties thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015 (File No. 000-29187-87)).

†10.37	—
Eighth Amendment to Credit Agreement, dated as of May 3, 2016, among Carrizo Oil & Gas, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lender parties thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 4, 2016 (File No. 000-29187-87)).

†10.38	—
Ninth Amendment to Credit Agreement, dated as of May 4, 2017, among Carrizo Oil & Gas, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lender parties thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 (File No. 000-29187-87)).

†10.39	—
Tenth Amendment to Credit Agreement, dated as of June 28, 2017, among Carrizo Oil & Gas, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lender parties thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 28, 2017 (File No. 000-291870-87)).

†10.40	—
Eleventh Amendment to Credit Agreement, dated as of November 3, 2017, among Carrizo Oil & Gas, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lender parties thereto (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017 (File No. 000-291870-87)).

†10.41	—
Twelfth Amendment to Credit Agreement, dated as of May 4, 2018, among Carrizo Oil & Gas, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lender parties thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed on May 9, 2018 (File No. 000-291870-87)).

†10.42	—
Thirteenth Amendment to Credit Agreement, dated as of October 29, 2018, among Carrizo Oil & Gas, Inc., as borrower, Wells Fargo Bank, National Association, as administrative agent, and the lender parties thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed on November 1, 2018 (File No. 000-291870-87)).

†10.43	—
Form of Indemnification Agreement for directors and executive officers of the Company, adopted May 23, 2018 (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 29, 2018 (File No. 000-29187-87)).

†10.44	—
Preferred Stock Purchase Agreement dated as of June 28, 2017 between Carrizo Oil & Gas, Inc. and the purchasers named therein (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 28, 2017 (File No. 000-29187087)).

†10.45	—
Registration Rights Agreement dated as of August 10, 2017 between Carrizo Oil & Gas, Inc. and the GSO Funds party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 11, 2017 (File No. 000-291870-87)).

†10.46	—
Standstill and Voting Agreement dated as of August 10, 2017 between Carrizo Oil & Gas, Inc. and the GSO Funds party thereto (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 11, 2017 (File No. 000-291870-87)).

21.1	—	Subsidiaries of the Company.
23.1	—	Consent of Ernst & Young LLP.
23.2	—	Consent of KPMG LLP.
23.3	—	Consent of Ryder Scott Company, L.P.
31.1	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	—	Summary of Reserve Report and Report of Ryder Scott Company, L.P. as of December 31, 2018.
101	—	Interactive Data Files.

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Carrizo Oil & Gas, Inc.

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Carrizo Oil & Gas, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018 in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2019 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2017.

Houston, Texas
February 28, 2019

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Carrizo Oil & Gas, Inc.

Opinion on Internal Control over Financial Reporting

We have audited Carrizo Oil & Gas, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Carrizo Oil & Gas, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017, and the related consolidated statements of operations, shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and our report dated February 28, 2019 expressed an unqualified opinion thereon.

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
February 28, 2019

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Carrizo Oil & Gas, Inc.:

We have audited the accompanying Carrizo Oil & Gas, Inc. and subsidiaries (the “Company”) consolidated statements of operations, shareholders’ equity, and cash flows for the year ended December 31, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan the audit and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the Company’s results of operations, shareholders’ equity and cash flows for the year ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Houston, Texas
February 27, 2017

CARRIZO OIL & GAS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)

	December 31,
	2018	2017
Assets
Current assets
Cash and cash equivalents	$2,282	$9,540
Accounts receivable, net	99,723	107,441
Derivative assets	39,904	—
Other current assets	8,460	5,897
Total current assets	150,369	122,878
Property and equipment
Oil and gas properties, full cost method
Proved properties, net	2,333,470	1,965,347
Unproved properties, not being amortized	673,833	660,287
Other property and equipment, net	11,221	10,176
Total property and equipment, net	3,018,524	2,635,810
Other long-term assets	16,207	19,616
Total Assets	$3,185,100	$2,778,304

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$98,811	$74,558
Revenues and royalties payable	49,003	52,154
Accrued capital expenditures	60,004	119,452
Accrued interest	18,377	28,362
Derivative liabilities	55,205	57,121
Other current liabilities	40,609	41,175
Total current liabilities	322,009	372,822
Long-term debt	1,633,591	1,629,209
Asset retirement obligations	18,360	23,497
Derivative liabilities	40,817	112,332
Deferred income taxes	8,017	3,635
Other long-term liabilities	6,980	51,650
Total liabilities	2,029,774	2,193,145
Commitments and contingencies
Preferred stock
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 200,000 issued and outstanding as of December 31, 2018 and 250,000 issued and outstanding as of December 31, 2017	174,422	214,262
Shareholders’ equity
Common stock, $0.01 par value, 180,000,000 shares authorized; 91,627,738 issued and outstanding as of December 31, 2018 and 81,454,621 issued and outstanding as of December 31, 2017	916	815
Additional paid-in capital	2,131,535	1,926,056
Accumulated deficit	(1,151,547)	(1,555,974)
Total shareholders’ equity	980,904	370,897
Total Liabilities and Shareholders’ Equity	$3,185,100	$2,778,304
The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
Revenues
Crude oil	$911,554	$633,233	$378,073
Natural gas liquids	96,585	47,405	22,428
Natural gas	57,803	65,250	43,093
Total revenues	1,065,942	745,888	443,594

Costs and Expenses
Lease operating	161,596	139,854	98,717
Production taxes	50,591	32,509	19,046
Ad valorem taxes	10,422	7,267	5,559
Depreciation, depletion and amortization	299,530	262,589	213,962
General and administrative, net	68,617	66,229	74,972
(Gain) loss on derivatives, net	(6,709)	59,103	49,073
Interest expense, net	62,413	80,870	79,403
Impairment of proved oil and gas properties	—	—	576,540
Loss on extinguishment of debt	9,586	4,170	—
Other expense, net	296	2,157	1,796
Total costs and expenses	656,342	654,748	1,119,068

Income (Loss) Before Income Taxes	409,600	91,140	(675,474)
Income tax expense	(5,173)	(4,030)	—
Net Income (Loss)	$404,427	$87,110	($675,474)
Dividends on preferred stock	(18,161)	(7,781)	—
Accretion on preferred stock	(3,057)	(862)	—
Loss on redemption of preferred stock	(7,133)	—	—
Net Income (Loss) Attributable to Common Shareholders	$376,076	$78,467	($675,474)

Net Income (Loss) Attributable to Common Shareholders Per Common Share
Basic	$4.40	$1.07	($11.27)
Diluted	$4.32	$1.06	($11.27)

Weighted Average Common Shares Outstanding
Basic	85,509	73,421	59,932
Diluted	87,143	73,993	59,932
The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance as of January 1, 2016	58,332,993	$583	$1,411,081	($967,610)	$444,054
Stock-based compensation expense	—	—	31,194	—	31,194
Issuance of common stock upon grants of restricted stock awards and vestings of restricted stock units	799,506	8	(63)	—	(55)
Sale of common stock, net of offering costs	6,000,000	60	223,679	—	223,739
Net loss	—	—	—	(675,474)	(675,474)
Balance as of December 31, 2016	65,132,499	$651	$1,665,891	($1,643,084)	$23,458
Stock-based compensation expense	—	—	23,625	—	23,625
Issuance of common stock upon grants of restricted stock awards and vestings of restricted stock units and performance shares	722,122	8	(42)	—	(34)
Sale of common stock, net of offering costs	15,600,000	156	222,222	—	222,378
Issuance of warrants	—	—	23,003	—	23,003
Dividends on preferred stock	—	—	(7,781)	—	(7,781)
Accretion on preferred stock	—	—	(862)	—	(862)
Net income	—	—	—	87,110	87,110
Balance as of December 31, 2017	81,454,621	$815	$1,926,056	($1,555,974)	$370,897
Stock-based compensation expense	—	—	20,412	—	20,412
Issuance of common stock upon grants of restricted stock awards and vestings of restricted stock units and performance shares, net of forfeitures	673,117	6	(233)	—	(227)
Sale of common stock, net of offering costs	9,500,000	95	213,651	—	213,746
Dividends on preferred stock	—	—	(18,161)	—	(18,161)
Accretion on preferred stock	—	—	(3,057)	—	(3,057)
Loss on redemption of preferred stock	—	—	(7,133)	—	(7,133)
Net income	—	—	—	404,427	404,427
Balance as of December 31, 2018	91,627,738	$916	$2,131,535	($1,151,547)	$980,904
The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2018	2017	2016
Cash Flows From Operating Activities
Net income (loss)	$404,427	$87,110	($675,474)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation, depletion and amortization	299,530	262,589	213,962
Impairment of proved oil and gas properties	—	—	576,540
(Gain) loss on derivatives, net	(6,709)	59,103	49,073
Cash received (paid) for derivative settlements, net	(96,307)	7,773	119,369
Loss on extinguishment of debt	9,586	4,170	—
Stock-based compensation expense, net	13,524	14,309	36,086
Deferred income tax expense	4,381	3,635	—
Non-cash interest expense, net	2,567	3,657	4,172
Other, net	4,216	2,337	3,753
Changes in components of working capital and other assets and liabilities-
Accounts receivable	24,008	(41,630)	(12,836)
Accounts payable	16,013	11,822	(30,130)
Accrued liabilities	(19,154)	11,512	(7,938)
Other assets and liabilities, net	(2,527)	(3,406)	(3,809)
Net cash provided by operating activities	653,555	422,981	272,768
Cash Flows From Investing Activities
Capital expenditures	(968,828)	(654,711)	(480,929)
Acquisitions of oil and gas properties	(204,854)	(695,774)	(153,521)
Proceeds from divestitures of oil and gas properties	381,434	197,564	15,564
Other, net	(3,720)	(6,531)	(946)
Net cash used in investing activities	(795,968)	(1,159,452)	(619,832)
Cash Flows From Financing Activities
Issuance of senior notes, net of issuance costs	—	245,418	—
Redemptions of senior notes and other long-term debt	(460,540)	(152,813)	—
Redemption of preferred stock	(50,030)	—	—
Borrowings under credit agreement	3,309,400	1,992,523	770,291
Repayments of borrowings under credit agreement	(2,856,269)	(1,788,223)	(683,291)
Payments of credit facility amendment fees	(1,674)	(4,469)	(1,330)
Sale of common stock, net of offering costs	213,746	222,378	223,739
Sale of preferred stock, net of issuance costs	—	236,404	—
Payments of dividends on preferred stock	(18,161)	(7,781)	—
Other, net	(1,317)	(1,620)	(1,069)
Net cash provided by financing activities	135,155	741,817	308,340
Net Increase (Decrease) in Cash and Cash Equivalents	(7,258)	5,346	(38,724)
Cash and Cash Equivalents, Beginning of Year	9,540	4,194	42,918
Cash and Cash Equivalents, End of Year	$2,282	$9,540	$4,194
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
Significant estimates include volumes of proved oil and gas reserves, which are used in calculating depreciation, depletion and amortization (“DD&A”) of proved oil and gas property costs, the present value of estimated future net revenues included in the full cost ceiling test, estimates of future taxable income used in assessing the realizability of deferred tax assets, and the estimated timing of cash outflows underlying asset retirement obligations. Oil and gas reserve estimates, and therefore calculations based on such reserve estimates, are subject to numerous inherent uncertainties, the accuracy of which, is a function of the quality and quantity of available data, the application of engineering and geological interpretation and judgment to available data and the interpretation of mineral leaseholds and other contractual arrangements, including adequacy of title and drilling requirements. These estimates also depend on assumptions regarding quantities and production rates of recoverable oil and gas reserves, oil and gas prices, timing and amounts of development costs and operating expenses, all of which will vary from those assumed in the Company’s estimates. Other significant estimates are involved in determining acquisition date fair values of assets acquired and liabilities assumed, impairments of unevaluated leasehold costs, fair values of commodity derivative assets and liabilities, fair values of contingent consideration arrangements, fair value of preferred stock upon issuance, grant date fair value of stock-based awards, and evaluating disputed claims, interpreting contractual arrangements and contingencies. Estimates are based on current assumptions that may be materially affected by the results of subsequent drilling and completion, testing and production as well as subsequent changes in oil and gas prices, interest rates and the market value and volatility of the Company’s common stock.
Cash and Cash Equivalents
Cash equivalents include highly liquid investments with original maturities of three months or less. Certain of the Company’s cash accounts are zero-balance controlled disbursement accounts that do not have the right of offset against the Company’s other cash balances. The outstanding checks written against these zero-balance accounts have been classified as a component of accounts payable in the consolidated balance sheets and totaled $70.4 million and $62.6 million as of December 31, 2018 and 2017, respectively.
Accounts Receivable
The Company’s accounts receivable consist primarily of receivables from crude oil, NGL, and natural gas purchasers and joint interest owners in properties the Company operates. The Company generally has the right to withhold future revenue distributions to recover past due receivables from joint interest owners. Generally, the Company’s receivables from the sale of crude oil are collected within one month and receivables from the sale of NGL and natural gas are collected within two months. The Company establishes an allowance for doubtful accounts when it determines it is probable that it will not collect all or a part of an accounts receivable balance. The Company assesses the collectability of its accounts receivable on a quarterly basis and adjusts the allowance as necessary using the specific identification method. The Company’s allowance for doubtful accounts and bad debt expense was immaterial for all periods presented.

Concentration of Credit Risk and Major Customers
The concentration of accounts receivable from entities in the oil and gas industry may impact the Company’s overall credit risk such that these entities may be similarly affected by changes in economic and other industry conditions. The Company generally does not require collateral from its purchasers or joint interest owners.
The Company does not believe the loss of any one of its purchasers would materially affect its ability to sell the oil and gas it produces as other purchasers are available in its primary areas of activity. The Company had the following major customers that represented 10% or more of its total revenues for at least one of the periods presented:

	Years Ended December 31,
	2018	2017	2016
Shell Trading (US) Company	73%	69%	56%
Flint Hills Resources, LP	*	*	15%

* - Less than 10% for the respective year.
The Company’s counterparties to its commodity derivative instruments include lenders under the Company’s credit agreement (“Lender Counterparty”) as well as counterparties who are not lenders under the Company’s credit agreement (“Non-Lender Counterparty”). As each Lender Counterparty has an investment grade credit rating and the Company has obtained a guaranty from each Non-Lender Counterparty’s parent company which has an investment grade credit rating, the Company believes it does not have significant credit risk with its commodity derivative instrument counterparties. Although the Company does not currently anticipate nonperformance from its counterparties, it continually monitors the credit ratings of each Lender Counterparty and each Non-Lender Counterparty’s parent company. The Company executes its derivative instruments with seventeen counterparties to minimize its credit exposure to any individual counterparty.
Oil and Gas Properties
Oil and gas properties are accounted for using the full cost method of accounting under which all productive and nonproductive costs directly associated with property acquisition, exploration and development activities are capitalized to cost centers established on a country-by-country basis. The internal cost of employee compensation and benefits, including stock-based compensation, directly associated with acquisition, exploration and development activities are capitalized to either proved or unproved oil and gas properties based on the type of activity. Internal costs related to production, general corporate overhead and similar activities are expensed as incurred.
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
The estimated future net revenues used in the cost center ceiling are calculated using the average realized prices for sales of crude oil, NGLs and natural gas on the first calendar day of each month during the 12-month period prior to the end of the current quarter (“12-Month Average Realized Price”), held flat for the life of the production, except where different prices are fixed and determinable from applicable contracts for the remaining term of those contracts. Prices do not include the impact of commodity derivative instruments as the Company elected not to meet the criteria to qualify its commodity derivative instruments for hedge accounting treatment.
Proceeds from the sale of proved and unproved oil and gas properties are recognized as a reduction of proved oil and gas property costs with no gain or loss recognized, unless the sale significantly alters the relationship between capitalized costs and proved reserves of oil and gas attributable to a cost center. For the years ended December 31, 2018, 2017 and 2016, the Company did not have any sales of oil and gas properties that significantly altered such relationship.
Depreciation of other property and equipment is recognized using the straight-line method based on estimated useful lives ranging from three to ten years.
Debt Issuance Costs
Debt issuance costs associated with the revolving credit facility are classified in “Other long-term assets” in the consolidated balance sheets and are amortized to interest expense on a straight-line basis over the term of the facility. Debt issuance costs associated with the senior notes are classified as a reduction of the related long-term debt in the consolidated balance sheets and are amortized to interest expense using the effective interest method over the terms of the related senior notes.
Financial Instruments
The Company’s financial instruments consist of cash and cash equivalents, receivables, payables, commodity derivative assets and liabilities, contingent consideration arrangements determined to be embedded derivatives and long-term debt. The carrying amounts of cash and cash equivalents, receivables and payables approximate fair value due to the highly liquid or short-term nature of these instruments. The fair values of the Company’s commodity derivative assets and liabilities are based on a third-party industry-standard pricing model using contract terms and prices and assumptions and inputs that are substantially observable in active markets throughout the full term of the instruments, including forward oil and gas price curves, discount rates, volatility factors and credit risk adjustments. The fair values of the Company’s contingent consideration arrangements are determined by a third-party valuation specialist using Monte Carlo simulations including significant inputs such as future commodity prices, volatility factors for the future commodity prices and a risk adjusted discount rate.
The carrying amount of long-term debt associated with borrowings outstanding under the Company’s revolving credit facility approximates fair value as borrowings bear interest at variable rates. The carrying amounts of the Company’s senior notes and other long-term debt may not approximate fair value because carrying amounts are net of unamortized premiums and debt issuance costs, and the senior notes and other long-term debt bear interest at fixed rates. See “Note 6. Long-Term Debt” and “Note 13. Fair Value Measurements” for additional discussion.
Asset Retirement Obligations
The Company’s asset retirement obligations represent the present value of the estimated future costs associated with plugging and abandoning oil and gas wells, removing production equipment and facilities and restoring the surface of the land in accordance with the terms of oil and gas leases and applicable local, state and federal laws. Determining asset retirement obligations requires estimates of the costs of plugging and abandoning oil and gas wells, removing production equipment and facilities and restoring the surface of the land as well as estimates of the economic lives of the oil and gas wells and future inflation rates. The resulting estimate of future cash outflows are discounted using a credit-adjusted risk-free interest rate that corresponds with the timing of the cash outflows. Cost estimates consider historical experience, third party estimates, the requirements of oil and gas leases and applicable local, state and federal laws, but do not consider estimated salvage values. Asset retirement obligations are recognized when the well is drilled or acquired or when the production equipment and facilities are installed or acquired with an associated increase in proved oil and gas property costs. Asset retirement obligations are accreted each period through DD&A to their expected settlement values with any difference between the actual cost of settling the asset retirement obligations and recorded amount being recognized as an adjustment to proved oil and gas property costs. Cash paid to settle asset retirement obligations is included in net cash provided by operating activities in the consolidated statements of cash flows. On a quarterly basis, when indicators suggest there have been material changes in the estimates underlying the obligation, the Company reassesses its asset retirement obligations to determine whether any revisions to the obligations are necessary. At least annually, the Company reassesses all of its asset retirement obligations to determine whether any revisions to the obligations are necessary. Revisions typically occur due to changes in estimated costs or economic lives of the oil and gas wells, or if federal or state regulators enact new requirements regarding plugging and abandoning oil and gas wells. See “Note 7. Asset Retirement Obligations” for additional discussion.

Commitments and Contingencies
Liabilities are recognized for contingencies when (i) it is both probable that an asset has been impaired or that a liability has been incurred and (ii) the amount of such loss is reasonably estimable. See “Note 8. Commitments and Contingencies” for additional discussion.
Revenue Recognition
The Company’s revenues are comprised solely of revenues from customers and include the sale of crude oil, NGLs, and natural gas. The Company believes that the disaggregation of revenue into these three major product types appropriately depicts how the nature, amount, timing and uncertainty of revenue and cash flows are affected by economic factors based on its single geographic location. Crude oil, NGL, and natural gas revenues are recognized at a point in time when production is sold to a purchaser at a fixed or determinable price, delivery has occurred, control has transferred and collectability of the revenue is probable. The transaction price used to recognize revenue is a function of the contract billing terms. Revenue is invoiced by calendar month based on volumes at contractually based rates with payment typically required within 30 days of the end of the production month. At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in “Accounts receivable, net” in the consolidated balance sheets. As of December 31, 2018 and December 31, 2017, receivables from contracts with customers were $77.1 million and $85.6 million, respectively. Taxes assessed by governmental authorities on crude oil, NGL, and natural gas sales are presented separately from such revenues in the consolidated statements of operations.
Crude oil sales. Crude oil production is primarily sold at the wellhead at an agreed upon index price, net of pricing differentials. Revenue is recognized when control transfers to the purchaser at the wellhead, net of transportation costs incurred by the purchaser.
Natural gas and NGL sales. Natural gas is delivered to a midstream processing entity at the wellhead or the inlet of the midstream processing entity’s system. The midstream processing entity gathers and processes the natural gas and remits proceeds for the resulting sales of NGLs and residue gas. The Company evaluates whether it is the principal or agent in the transaction and has concluded it is the principal and the purchasers of the NGLs and residue gas are the customers. Revenue is recognized on a gross basis, with gathering, processing and transportation fees recognized as lease operating expense in the consolidated statements of operations as the Company maintains control throughout processing.
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
Derivative Instruments
The Company uses commodity derivative instruments to mitigate the effects of commodity price volatility for a portion of its forecasted sales of production and achieve a more predictable level of cash flow. All commodity derivative instruments are recorded in the consolidated balance sheets as either an asset or liability measured at fair value. The Company nets its commodity derivative instrument fair value amounts executed with the same counterparty, along with any deferred premium obligations, to a single asset or liability pursuant to International Swap Dealers Association Master Agreements (“ISDAs”), which provide for net settlement over the term of the contract and in the event of default or termination of the contract. The Company does not enter into commodity derivative instruments for speculative purposes.
The Company has entered into agreements for acquisitions or divestitures of oil and gas properties that include obligations to pay the seller or rights to receive from the buyer, respectively, additional consideration if commodity prices exceed specified thresholds during certain periods in the future. These contingent consideration assets and liabilities are required to be bifurcated and accounted for separately as derivative instruments as they are not considered to be clearly and closely related to the host contract, and recognized at their acquisition or divestiture date fair value in the consolidated balance sheets.
The Company has elected not to meet the criteria to qualify its commodity derivative instruments for hedge accounting treatment. Therefore, all gains and losses as a result of changes in the fair value of commodity derivative instruments, as well as its contingent consideration arrangements, are recognized as “(Gain) loss on derivatives, net” in the consolidated statements of operations in the period in which the changes occur. Deferred premium obligations associated with the Company’s commodity derivative instruments are recognized as “(Gain) loss on derivatives, net” in the consolidated statements of operations in the period in which the deferred premium obligations are incurred.
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
The Company’s Board of Directors establishes risk management policies and, on a quarterly basis, reviews its commodity derivative instruments, including volumes, types of instruments and counterparties. These policies require that commodity derivative instruments be executed only by the President or Chief Financial Officer after consultation with and concurrence by the President, Chief Financial Officer and Chairman of the Board. See “Note 12. Derivative Instruments” for additional discussion.
Preferred Stock and Common Stock Warrants
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
When preferred stock is issued with common stock warrants, the common stock warrants are evaluated separately to determine if they are a freestanding financial instrument to determine whether they must be recorded as a derivative instrument. The Company further evaluates the common stock warrants for equity classification and has determined they qualify for equity classification and, therefore, are presented in additional paid-in capital in the consolidated balance sheets. The preferred stock and common stock warrants are recorded based on the net proceeds received allocated to the two instrument’s relative fair values. The preferred stock is subject to accretion from its relative fair value at the issuance date to the redemption value using the effective interest method. The common stock warrants do not require further adjustments from their relative fair value at the issuance date.
Dividends and accretion associated with preferred stock are presented in the consolidated statements of operations as reductions to net income, or increases of net loss, to derive net income (loss) attributable to common shareholders. Dividend payments are presented as a financing activity in the consolidated statement of cash flows.
See “Note 9. Preferred Stock and Common Stock Warrants” for further details of the Company’s outstanding preferred stock and common stock warrants.
Stock-Based Compensation
The Company recognized stock-based compensation expense, net of amounts capitalized to oil and gas properties associated with restricted stock awards and units, stock appreciation rights to be settled in cash (“Cash SARs”), and performance share awards, which is recognized as “General and administrative expense, net” in the consolidated statements of operations. The Company accounts for forfeitures of equity-based incentive awards as they occur. See “Note 11. Stock-Based Compensation” for further details of the awards discussed below.
Restricted Stock Awards and Units. Stock-based compensation expense is based on the price of the Company’s common stock on the grant date and recognized over the vesting period (generally one to three years) using the straight-line method, except for awards or units with performance conditions, in which case the Company uses the graded vesting method. For restricted stock awards and units granted to independent contractors, stock-based compensation expense is based on the fair value remeasured at each reporting period and recognized over the vesting period (generally three years) using the straight-line method, except for awards or units with performance conditions, in which case the Company uses the graded vesting method.
Stock Appreciation Rights. For Cash SARs, stock-based compensation expense is initially based on the grant date fair value determined using a Black-Scholes-Merton option pricing model, with the fair value liability subsequently remeasured at the end of each reporting period and recognized over the vesting period (generally two or three years) using the straight-line method, except for Cash SARs with performance conditions, in which case the Company uses the graded vesting method. For periods subsequent to vesting and prior to exercise, stock-based compensation expense is based on the fair value liability remeasured at the end of each reporting period based on the intrinsic value of the Cash SAR. The liability for Cash SARs is classified as “Other current liabilities” for the portion of the fair value liability attributable to awards that are vested or are expected to vest within the next 12 months, with the remainder classified as “Other long-term liabilities” in the consolidated balance sheets. Cash SARs typically expire between five and seven years after the date of grant. If Cash SARs expire unexercised, the cumulative compensation costs associated with such Cash SARs will be zero.
Performance Shares. For performance shares, stock-based compensation expense is based on the grant date fair value determined using a Monte Carlo valuation model and recognized over an approximate three year vesting period using the straight-line method. Each performance share represents the right to receive one share of common stock, however, the number of performance shares that vest ranges from zero to 200% of the target performance shares granted based on the total shareholder return (“TSR”) of the Company’s common stock relative to the TSR achieved by a specified industry peer group over an approximate three year performance period, the last day of which is also the vesting date. Compensation costs related to the performance shares will be recognized if the requisite service period is fulfilled and the performance condition is met, even if the market condition is not achieved.
Income Taxes
Income taxes are recognized based on earnings reported for tax return purposes in addition to a provision for deferred income taxes. Deferred income taxes are recognized at the end of each reporting period for the future tax consequences of cumulative temporary differences between the tax basis of assets and liabilities and their reported amounts in the Company’s consolidated financial statements based on existing tax laws and enacted statutory tax rates applicable to the periods in which the temporary differences are expected to affect taxable income. The Company assesses the realizability of its deferred tax assets on a quarterly basis by considering all available evidence (both positive and negative) to determine whether it is more likely than not that all or a portion of the deferred tax assets will not be realized and a valuation allowance is required. In making this assessment, the Company evaluates possible sources of taxable income that may be available to realize the deferred tax assets, including projected future taxable income, the reversal of existing temporary differences, taxable income in carryback years and available tax planning strategies. See “Note 5. Income Taxes” for further discussion of the deferred tax assets valuation allowance. The Company classifies interest and penalties associated with income taxes as interest expense. The Company applies the tax law ordering approach to determine the sequence in which deferred tax assets and other tax attributes are utilized.
Net Income (Loss) Attributable to Common Shareholders Per Common Share
Basic net income (loss) attributable to common shareholders per common share is based on the weighted average number of shares of common stock outstanding during the year. Diluted net income (loss) attributable to common shareholders per common share is based on the weighted average number of common shares and all potentially dilutive common shares outstanding during the year which include restricted stock awards and units, performance shares, and common stock warrants. The Company includes the number of restricted stock awards and units and common stock warrants in the calculation of diluted weighted average shares outstanding when the grant date or exercise prices are less than the average market prices of the Company’s common stock for the period. The Company includes the number of performance shares in the calculation of diluted weighted average common shares outstanding based on the number of shares, if any, that would be issuable as if the end of the period was the end of the performance period. The Company has excluded any impact of the preferred stock to the calculation of diluted weighted average common shares outstanding as it has the positive intent and ability to redeem the preferred stock in cash. When a loss attributable to common shareholders exists, all potentially dilutive common shares outstanding are anti-dilutive and therefore excluded from the calculation of diluted weighted average shares outstanding.
The following table summarizes the calculation of net income (loss) attributable to common shareholders per common share:

	Years Ended December 31,
	2018	2017	2016
	(In thousands, except per share amounts)
Net Income (Loss)	$404,427	$87,110	($675,474)
Dividends on preferred stock	(18,161)	(7,781)	—
Accretion on preferred stock	(3,057)	(862)	—
Loss on redemption of preferred stock	(7,133)	—	—
Net Income (Loss) Attributable to Common Shareholders	$376,076	$78,467	($675,474)

Basic weighted average common shares outstanding	85,509	73,421	59,932
Dilutive effect of restricted stock and performance shares	949	269	—
Dilutive effect of common stock warrants	685	303	—
Diluted weighted average common shares outstanding	87,143	73,993	59,932

Net Income (Loss) Attributable to Common Shareholders Per Common Share
Basic	$4.40	$1.07	($11.27)
Diluted	$4.32	$1.06	($11.27)

The computation of diluted net income attributable to common shareholders per common share excluded certain restricted stock and performance shares as the impacts were anti-dilutive. The following table presents the weighted average anti-dilutive securities for the periods presented:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Anti-dilutive restricted stock and performance shares	19	52	669
Industry Segment and Geographic Information
The Company operates in only one industry segment, which is the exploration, development, and production of crude oil, NGLs, and natural gas. All of the Company’s operations are located in the United States and currently all revenues are attributable to customers located in the United States.
Recently Adopted Accounting Standards
Revenue From Contracts with Customers. Effective January 1, 2018, the Company adopted ASU No. 2014-09, Revenue From Contracts With Customers (Topic 606) (“ASC 606”) using the modified retrospective method and has applied the standard to all existing contracts. ASC 606 supersedes previous revenue recognition requirements in ASC 605 - Revenue Recognition (“ASC 605”) and includes a five-step revenue recognition model to depict the transfer of goods or services to customers in an amount that reflects the consideration in exchange for those goods or services. As a result of adopting ASC 606, the Company did not have a cumulative-effect adjustment in retained earnings. The comparative information for the years ended December 31, 2017 and 2016 has not been recast and continues to be reported under the accounting standards in effect for that period. Additionally, adoption of ASC 606 did not impact net income attributable to common shareholders.
The tables below summarize the impact of adoption for the year ended December 31, 2018:

	Year Ended December 31, 2018
	Under ASC 606	Under ASC 605	Increase	% Increase
	(In thousands)
Revenues
Crude oil	$911,554	$910,975	$579	0.1%
Natural gas liquids	96,585	91,608	4,977	5.4%
Natural gas	57,803	55,023	2,780	5.1%
Total revenues	1,065,942	1,057,606	8,336	0.8%

Costs and Expenses
Lease operating	161,596	153,260	8,336	5.4%

Income Before Income Taxes	$409,600	$409,600	$—	—%
Changes to crude oil, NGL, and natural gas revenues and lease operating expense are due to the conclusion that the Company controls the product throughout processing before transferring to the customer for certain natural gas processing arrangements. Therefore, any transportation, gathering, and processing fees incurred prior to transfer of control are included in lease operating expense.
Business Combinations. In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU 2017-01”), which clarifies the definition of a business to assist entities with evaluating whether transactions should be accounted for as acquisitions (or divestitures) of assets or businesses. Effective January 1, 2018, the Company adopted ASU 2017-01 using the prospective method and applied the clarified definition of a business to subsequent acquisitions and divestitures.
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
The Company will adopt ASU 2016-02 effective January 1, 2019, using the modified retrospective approach. The Company will make certain elections allowing it to not reassess contracts that commenced prior to adoption, to continue applying its current accounting policy for land easements, not to recognize ROU assets or lease liabilities for short-term leases, and will not separate lease components from non-lease components for specified asset classes. The Company has implemented a third party software which will be used to track and account for lease activity. As of December 31, 2018, the Company anticipates that the adoption of ASU 2016-02 will result in the recognition of ROU assets and lease liabilities on its consolidated balance sheets ranging from $75.0 million to $100.0 million primarily associated with office space contracts, drilling rig contracts, and contracts for the use of vehicles, information technology infrastructure and well equipment. However, the Company does not expect ASU 2016-02 to have a significant impact on its consolidated statements of operations or consolidated statements of cash flows. The Company is finalizing its accounting policies, controls, processes, and disclosures that will change as a result of adopting the new standard. As permitted by ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, the Company does not expect to adjust comparative-period financial statements.
Subsequent Events
The Company evaluates subsequent events through the date the financial statements are issued. See “Note 16. Subsequent Events” for further discussion.
3. Acquisitions and Divestitures of Oil and Gas Properties
2018 Acquisitions and Divestitures
Devon Acquisition. On August 13, 2018, the Company entered into a purchase and sale agreement with Devon Energy Production Company, L.P. (“Devon”), a subsidiary of Devon Energy Corporation, to acquire oil and gas properties in the Delaware Basin in Reeves and Ward counties, Texas (the “Devon Properties”) for an agreed upon price of $215.0 million, with an effective date of April 1, 2018, subject to customary purchase price adjustments (the “Devon Acquisition”). The Company paid $21.5 million as a deposit on August 13, 2018 and $183.4 million upon initial closing on October 17, 2018, which included purchase price adjustments primarily related to the net cash flows from the effective date to the closing date. The Company estimates the aggregate purchase price will be $196.6 million, however, the final purchase price remains subject to post-closing adjustments. The Company funded the Devon Acquisition with net proceeds from the common stock offering completed on August 17, 2018, which, pending the closing of the Devon Acquisition, were used to temporarily repay a portion of the borrowings outstanding under the revolving credit facility. See “Note 10. Shareholders’ Equity” for further discussion.
The Devon Acquisition was accounted for as a business combination, therefore, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated acquisition date fair values based on then currently available information. A combination of a discounted cash flow model and market data was used by a third-party valuation specialist in determining the fair value of the oil and gas properties. Significant inputs into the calculation included future commodity prices, estimated volumes of oil and gas reserves, expectations for timing and amount of future development and operating costs, future plugging and abandonment costs and a risk adjusted discount rate. The following presents the preliminary allocation of the purchase price to the assets acquired and liabilities assumed as of the acquisition date.

Preliminary Purchase Price Allocation
(In thousands)
Assets
Oil and gas properties
Proved properties	$47,370
Unproved properties	150,253
Total oil and gas properties	$197,623
Total assets acquired	$197,623

Liabilities
Revenues and royalties payable	$855
Asset retirement obligations	170
Total liabilities assumed	$1,025
Net Assets Acquired	$196,598
The results of operations for the Devon Acquisition have been included in the Company’s consolidated statements of operations since the October 17, 2018 closing date, including total revenues $4.6 million and net income attributable to common shareholders of $2.7 million for the year ended December 31, 2018.
Pro Forma Operating Results (Unaudited). The following unaudited pro forma financial information presents a summary of the Company’s consolidated results of operations for the years ended December 31, 2018 and 2017, assuming the Devon Acquisition had been completed as of January 1, 2017, including adjustments to reflect the acquisition date fair values assigned to the assets acquired and liabilities assumed. The pro forma financial information does not purport to represent what the actual results of operations would have been had the transactions been completed as of the date assumed, nor is this information necessarily indicative of future consolidated results of operations. The Company believes the assumptions used provide a reasonable basis for reflecting the significant pro forma effects directly attributable to the Devon Acquisition.

	Years Ended December 31,
	2018	2017
	(In thousands, except per share amounts)
Total revenues	$1,086,742	$753,474
Net Income Attributable to Common Shareholders	$384,639	$78,118

Net Income Attributable to Common Shareholders Per Common Share
Basic	$4.21	$0.94
Diluted	$4.13	$0.94

Weighted Average Common Shares Outstanding
Basic	91,444	82,921
Diluted	93,077	83,493
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

Niobrara Divestiture. On November 20, 2017, the Company entered into a purchase and sale agreement to sell substantially all of its assets in the Niobrara Formation for an agreed upon price of $140.0 million, with an effective date of October 1, 2017, subject to customary purchase price adjustments. The Company received $14.0 million as a deposit on November 20, 2017, $122.6 million upon closing on January 19, 2018, and paid $1.0 million upon post-closing on August 14, 2018, for aggregate net proceeds of $135.6 million. As part of this divestiture, the Company agreed to a contingent consideration arrangement (the “Contingent Niobrara Consideration”), which was determined to be an embedded derivative. See “Note 12. Derivative Instruments” and “Note 13. Fair Value Measurements” for further discussion.
The aggregate net proceeds for each of the 2018 divestitures discussed above were recognized as a reduction of proved oil and gas properties with no gain or loss recognized.
2017 Acquisitions and Divestitures
ExL Acquisition. On June 28, 2017, the Company entered into a purchase and sale agreement with ExL Petroleum Management, LLC and ExL Petroleum Operating Inc. to acquire oil and gas properties located in the Delaware Basin in Reeves and Ward counties, Texas for an agreed upon price of $648.0 million, with an effective date of May 1, 2017, subject to customary purchase price adjustments (the “ExL Acquisition”). The Company paid $75.0 million as a deposit on June 28, 2017, $601.0 million upon closing on August 10, 2017 and $3.8 million upon post-closing on December 8, 2017, for an aggregate cash consideration of $679.8 million, which included purchase price adjustments primarily related to the net cash flows from the effective date to the closing date. As part of the ExL Acquisition, the Company agreed to a contingent consideration arrangement (the “Contingent ExL Consideration”), which was determined to be an embedded derivative. See “Note 12. Derivative Instruments” and “Note 13. Fair Value Measurements” for further discussion.
The Company funded the ExL Acquisition with net proceeds from the sale of preferred stock on August 10, 2017, net proceeds from the common stock offering completed on July 3, 2017, and net proceeds from the senior notes offering completed on July 14, 2017. See “Note 9. Preferred Stock and Common Stock Warrants”, “Note 10. Shareholders’ Equity” and “Note 6. Long-Term Debt” for further discussion.
The ExL Acquisition was accounted for as a business combination, therefore, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated acquisition date fair values based on then currently available information. A combination of a discounted cash flow model and market data was used by a third-party valuation specialist in determining the fair value of the oil and gas properties. Significant inputs into the calculation included future commodity prices, estimated volumes of oil and gas reserves, expectations for timing and amount of future development and operating costs, future plugging and abandonment costs and a risk adjusted discount rate. The fair value of the Contingent ExL Consideration was determined by a third-party valuation specialist using a Monte Carlo simulation. Significant inputs into the calculation included future commodity prices, volatility factors for the future commodity prices and a risk adjusted discount rate. See “Note 13. Fair Value Measurements” for further discussion.
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

The results of operations for the ExL Acquisition have been included in the Company’s consolidated statements of operations since the August 10, 2017 closing date, including total revenues and net income attributable to common shareholders for the years ended December 31, 2018 and 2017 as shown in the table below:

	Years Ended December 31,
	2018	2017
	(In thousands)
Total revenues	$225,135	$53,548

Net Income Attributable to Common Shareholders	$176,881	$44,304
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
Marcellus Divestiture. On October 5, 2017, the Company entered into a purchase and sale agreement with BKV Chelsea, LLC, a subsidiary of Kalnin Ventures LLC, to sell substantially all of its assets in the Marcellus Shale for an agreed upon price of $84.0 million. The Company received $6.3 million into escrow as a deposit on October 5, 2017 and $67.6 million upon closing on November 21, 2017, for aggregate net proceeds of $73.9 million. As part of this divestiture, the Company agreed to a contingent consideration arrangement (the “Contingent Marcellus Consideration”), which was determined to be an embedded derivative. See “Note 12. Derivative Instruments” and “Note 13. Fair Value Measurements” for further discussion.
Effective August 2008, the Company’s wholly-owned subsidiary, Carrizo (Marcellus) LLC, entered into a joint venture with ACP II Marcellus LLC (“ACP II”), an affiliate of Avista Capital Partners, LP, a private equity fund (Avista Capital Partners, LP, together with its affiliates, “Avista”). There have been no revenues, expenses, or operating cash flows in the Avista Marcellus joint venture during the years ended December 31, 2018, 2017, and 2016. The Avista Marcellus joint venture agreements terminated during the third quarter of 2018 in connection with the sale of the remaining immaterial assets.
Steven A. Webster, Chairman of the Company’s Board of Directors, serves as Co-Managing Partner and President of Avista Capital Holdings, LP, which has the ability to control Avista and its affiliates. ACP II’s Board of Managers has the sole authority for determining whether, when and to what extent any cash distributions will be declared and paid to members of ACP II. Mr. Webster is not a member of ACP II’s Board of Managers. The terms of the Avista Marcellus joint venture were approved by a special committee of the Company’s independent directors. Additionally, in 2018, the Company’s Board of Directors determined that Mr. Webster is independent with respect to the Company.
Utica Divestiture. On August 31, 2017, the Company entered into a purchase and sale agreement to sell substantially all of its assets in the Utica Shale for an agreed upon price of $62.0 million. The Company received $6.2 million as a deposit on August 31, 2017, $54.4 million upon closing on November 15, 2017, and $2.5 million upon post-closing on December 28, 2017, for aggregate net proceeds of $63.1 million. As part of this divestiture, the Company agreed to a contingent consideration arrangement (the “Contingent Utica Consideration”), which was determined to be an embedded derivative. See “Note 12. Derivative Instruments” and “Note 13. Fair Value Measurements” for further discussion.

Delaware Basin Divestiture. During the first quarter of 2017, the Company sold a small undeveloped acreage position in the Delaware Basin for aggregate net proceeds of $15.3 million.
The aggregate net proceeds for each of the 2017 divestitures discussed above were recognized as a reduction of proved oil and gas properties with no gain or loss recognized.
2016 Acquisitions and Divestitures
Sanchez Acquisition. On October 24, 2016, the Company entered into a purchase and sale agreement with Sanchez Energy Corporation and SN Cotulla Assets, LLC, a subsidiary of Sanchez Energy Corporation to acquire oil and gas properties located in the Eagle Ford Shale for an agreed upon price of $181.0 million, with an effective date of June 1, 2016, subject to customary purchase price adjustments (the “Sanchez Acquisition”). The Company paid $10.0 million as a deposit on October 24, 2016, $143.5 million upon initial closing on December 14, 2016, and $7.0 million and $9.8 million on January 9, 2017 and April 13, 2017, respectively, for leases that were not conveyed to the Company at the time of the initial closing, for aggregate cash consideration of $170.3 million, which included purchase price adjustments primarily related to the net cash flows from the effective date to the closing date.
The Sanchez Acquisition was accounted for as a business combination, therefore, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated acquisition date fair values based on then currently available information.
The results of operations for the Sanchez Acquisition have been included in the Company’s consolidated statements of operations since the December 14, 2016 closing date, including total revenues and net income attributable to common shareholders for the years ended December 31, 2018, 2017, and 2016 as shown in the table below:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Total revenues	$57,780	$37,780	$1,459

Net Income Attributable to Common Shareholders	$38,551	$16,459	$966
The Company did not have any material divestitures for the year ended December 31, 2016.
4. Property and Equipment, Net
As of December 31, 2018 and 2017, total property and equipment, net consisted of the following:

	December 31,
	2018	2017
Oil and gas properties, full cost method	(In thousands)
Proved properties	$6,278,321	$5,615,153
Accumulated DD&A and impairments	(3,944,851)	(3,649,806)
Proved properties, net	2,333,470	1,965,347
Unproved properties, not being amortized
Unevaluated leasehold and seismic costs	608,830	612,589
Capitalized interest	65,003	47,698
Total unproved properties, not being amortized	673,833	660,287
Other property and equipment	29,191	25,625
Accumulated depreciation	(17,970)	(15,449)
Other property and equipment, net	11,221	10,176
Total property and equipment, net	$3,018,524	$2,635,810
The Company capitalized internal costs of employee compensation and benefits, including stock-based compensation, directly associated with acquisition, exploration and development activities totaling $17.0 million, $14.8 million and $10.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company capitalized interest costs to unproved properties totaling $36.6 million, $28.3 million and $17.0 million for the years ended December 31, 2018, 2017 and 2016, respectively.
Costs not subject to amortization totaling $673.8 million at December 31, 2018 were incurred in the following periods: $218.9 million in 2018, $397.7 million in 2017 and $57.2 million in 2016.

Impairments of Proved Oil and Gas Properties
The Company did not recognize impairments of proved oil and gas properties for the years ended December 31, 2018 and 2017. Primarily due to declines in the 12-Month Average Realized Price of crude oil, the Company recognized impairments of proved oil and gas properties of $576.5 million for the year ended December 31, 2016.
5. Income Taxes
The components of income tax expense were as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Current income tax expense
U.S. Federal	$—	$—	$—
State	(792)	(395)	—
Total current income tax expense	(792)	(395)	—
Deferred income tax expense
U.S. Federal	—	—	—
State	(4,381)	(3,635)	—
Total deferred income tax expense	(4,381)	(3,635)	—
Income tax expense	($5,173)	($4,030)	$—
The Company’s income tax expense differs from the income tax expense computed by applying the U.S. federal statutory corporate income tax rate of 21% for the year ended December 31, 2018 and 35% for the years ended December 31, 2017 and 2016, to income (loss) before income taxes as follows:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Income (loss) before income taxes	$409,600	$91,140	($675,474)
Income tax (expense) benefit at the U.S. federal statutory rate	(86,016)	(31,899)	236,416
State income tax (expense) benefit, net of U.S. federal income tax benefit	(5,173)	(4,030)	3,894
Tax deficiencies related to stock-based compensation	(2,572)	(3,089)	—
Provisional impact of Tax Cuts and Jobs Act	—	(211,724)	—
Change in valuation allowance from provisional impact of Tax Cuts and Jobs Act	—	211,724	—
(Increase) decrease in valuation allowance due to current period activity	90,116	35,376	(240,864)
Other	(1,528)	(388)	554
Income tax expense	($5,173)	($4,030)	$—
Significant changes in the Company’s operations impact the apportionment of taxable income to the states where the Company owns oil and gas properties. As discussed in “Note 3. Acquisitions and Divestitures of Oil and Gas Properties,” beginning in 2017 and continuing into 2018, the Company divested all of its assets in Marcellus, Utica, and Niobrara, and is currently operating solely in Texas. This operational shift has resulted in current and deferred tax liabilities in Texas that cannot be offset against the full valuation allowance that the Company has maintained.

Deferred Income Taxes
As of December 31, 2018 and 2017, the net deferred income tax liabilities are comprised of the following:

	December 31,
	2018	2017
	(In thousands)
Deferred income tax liabilities
Oil and gas properties	($16,610)	($3,635)
Derivative assets	(10,008)	(2,140)
Total deferred income tax liabilities	(26,618)	(5,775)
Deferred income tax assets
Net operating loss carryforward - U.S. federal and state	235,788	242,915
Oil and gas properties	—	50,177
Asset retirement obligations	3,927	4,996
Derivative liabilities	20,165	35,585
Other	1,634	1,496
Total deferred income tax assets	261,514	335,169
Deferred income tax asset valuation allowance	(242,913)	(333,029)
Net deferred income tax assets	18,601	2,140
Net deferred income tax liabilities	($8,017)	($3,635)
Tax Cuts and Jobs Act
On December 22, 2017, the U.S. Congress enacted the Tax Cuts and Jobs Act (the “Act”) which made significant changes to U.S. federal income tax law, including lowering the federal statutory corporate income tax rate to 21% from 35% beginning January 1, 2018. Due to the uncertainty regarding the application of ASC 740 in the period of enactment of the Act, the SEC issued Staff Accounting Bulletin 118 (“SAB 118”) which allowed the Company to provide a provisional estimate of the impacts of the Act in its earnings for the year ended December 31, 2017 and also provided a one-year measurement period in which the Company would record additional impacts from the enactment of the Act as they are identified. As a result, the Company remeasured its deferred tax balances by applying the reduced rate and recorded a provisional deferred tax expense of $211.7 million during the year ended December 31, 2017. This provisional deferred tax expense was fully offset by a $211.7 million deferred tax benefit as a result of the associated change in the valuation allowance against the net deferred tax assets. As reflected in the rate reconciliation above, the change in the deferred tax balances due to the rate reduction had no impact on the net deferred tax balances reported in the consolidated balance sheets as of December 31, 2017 and no impact in the consolidated statements of operations for the year ended December 31, 2017.
In August 2018, the Internal Revenue Service (“IRS”) issued Notice 2018-68, Guidance on the Application of Section 162(m) (“Notice 2018-68”), which provides initial guidance on the application of Section 162(m), as amended. Notice 2018-68 provided guidance regarding the group of covered employees subject to Section 162(m)’s deduction limit under the Act and the scope of transition relief available under the Act.
In November 2018, the IRS issued proposed regulations on business interest expense deduction limitations for tax years beginning after 2017, which included an expanded definition of what is considered interest expense as well as changes to the calculation of a taxpayer’s adjusted taxable income in computing the interest expense limitation. The Company has assessed these proposed regulations as they pertain to the provisional tax estimate for the year ended December 31, 2018, and has concluded it will have no interest expense deduction limitation to be carried forward to future years for the 2018 tax year.
As of December 31, 2018, the Company has completed its accounting for the tax effects of enactment of the Act, with immaterial changes made to the provisional estimate that was recorded in earnings for the year ended December 31, 2017.
Deferred Tax Asset Valuation Allowance
The deferred tax asset valuation allowance was $242.9 million, $333.0 million, and $564.4 million as of December 31, 2018, 2017, and 2016, respectively. Effective January 1, 2017, the Company adopted ASU 2016-09, and recognized previously unrecognized windfall tax benefits which resulted in a cumulative-effect adjustment to retained earnings of approximately $15.7 million. This adjustment increased deferred tax assets, which in turn increased the valuation allowance by the same amount as of the beginning of 2017, resulting in a net cumulative-effect adjustment to retained earnings of zero and brought the valuation allowance to $580.1 million as of January 1, 2017. Decreases in the valuation allowance for the years ended December 31, 2018 and 2017 were based primarily on the pre-tax income recorded during those periods.

Throughout 2016, 2017, and 2018, the Company maintained a full valuation allowance against its deferred tax assets based on its conclusion, considering all available evidence (both positive and negative), that it was more likely than not the deferred taxes would not be realized. The Company intends to maintain a full valuation allowance against its deferred tax assets until there is sufficient evidence to support the reversal of such valuation allowance.
Net Operating Loss Carryforwards and Other
Net Operating Loss Carryforwards. As of December 31, 2018, the Company had U.S. federal net operating loss carryforwards of approximately $1,062.5 million that, if not utilized in earlier periods, will expire between 2026 and 2037.
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
Due to the issuance of the Preferred Stock and the common stock offering associated with the ExL Acquisition, as well as the common stock offering in August 2018, the Company’s calculated ownership change percentage increased, however, as of December 31, 2018, the Company did not have a Section 382 limitation on the ability to utilize its U.S. net operating loss carryforwards. Future equity transactions involving the Company or 5% shareholders of the Company (including, potentially, relatively small transactions and transactions beyond the Company’s control) could cause further ownership changes and therefore a limitation on the annual utilization of the U. S. net operating loss carryforwards.
Other. The Company files income tax returns in the U.S. federal jurisdiction and various states, each with varying statutes of limitations. The 2006 through 2018 tax years generally remain subject to examination by federal and state tax authorities. As of December 31, 2018, 2017 and 2016, the Company had no uncertain tax positions.
6. Long-Term Debt
Long-term debt consisted of the following as of December 31, 2018 and 2017:

	December 31,
	2018	2017
	(In thousands)
Senior Secured Revolving Credit Facility due 2022	$744,431	$291,300
7.50% Senior Notes due 2020	—	450,000
Unamortized premium for 7.50% Senior Notes	—	579
Unamortized debt issuance costs for 7.50% Senior Notes	—	(4,492)
6.25% Senior Notes due 2023	650,000	650,000
Unamortized debt issuance costs for 6.25% Senior Notes	(6,878)	(8,208)
8.25% Senior Notes due 2025	250,000	250,000
Unamortized debt issuance costs for 8.25% Senior Notes	(3,962)	(4,395)
Other long-term debt due 2028	—	4,425
Long-term debt	$1,633,591	$1,629,209
Senior Secured Revolving Credit Facility
The Company has a senior secured revolving credit facility with a syndicate of banks that, as of December 31, 2018, had a borrowing base of $1.3 billion, with an elected commitment amount of $1.1 billion, and borrowings outstanding of $744.4 million at a weighted average interest rate of 4.17%. The credit agreement governing the revolving credit facility provides for interest-only payments until May 4, 2022, when the credit agreement matures and any outstanding borrowings are due. The borrowing base under the credit agreement is subject to regular redeterminations in the spring and fall of each year, as well as special redeterminations described in the credit agreement, which in each case may reduce the amount of the borrowing base. The amount the Company is able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the credit agreement. The capitalized terms which are not defined in this description of the revolving credit facility, shall have the meaning given to such terms in the credit agreement.

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
Borrowings outstanding under the credit agreement bear interest at the Company’s option at either (i) a base rate for a base rate loan plus the margin set forth in the table below, where the base rate is defined as the greatest of the prime rate, the federal funds rate plus 0.50% and the adjusted LIBO rate plus 1.00%, or (ii) an adjusted LIBO rate for a Eurodollar loan plus the margin set forth in the table below. The Company also incurs commitment fees at rates as set forth in the table below on the unused portion of lender commitments, which are included in “Interest expense, net” in the consolidated statements of operations.

Ratio of Outstanding Borrowings to Lender Commitments	Applicable Margin for Base Rate Loans	Applicable Margin for Eurodollar Loans	Commitment Fee
Less than 25%	0.25%	1.25%	0.375%
Greater than or equal to 25% but less than 50%	0.50%	1.50%	0.375%
Greater than or equal to 50% but less than 75%	0.75%	1.75%	0.500%
Greater than or equal to 75% but less than 90%	1.00%	2.00%	0.500%
Greater than or equal to 90%	1.25%	2.25%	0.500%
The Company is subject to certain covenants under the terms of the credit agreement, which include the maintenance of the following financial covenants determined as of the last day of each quarter: (1) a ratio of Total Debt to EBITDA of not more than 4.00 to 1.00 and (2) a Current Ratio of not less than 1.00 to 1.00. As defined in the credit agreement, Total Debt excludes debt issuance costs and is net of cash and cash equivalents, EBITDA will be calculated based on the last four fiscal quarters after giving pro forma effect to EBITDA for material acquisitions and divestitures of oil and gas properties, and the Current Ratio includes an add back of the unused portion of lender commitments. As of December 31, 2018, the ratio of Total Debt to EBITDA was 2.41 to 1.00 and the Current Ratio was 1.51 to 1.00. Because the financial covenants are determined as of the last day of each quarter, the ratios can fluctuate significantly period to period as the level of borrowings outstanding under the credit agreement are impacted by the timing of cash flows from operations, capital expenditures, acquisitions and divestitures of oil and gas properties and securities offerings.
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
Senior Notes
8.25% Senior Notes due 2025. On July 14, 2017, the Company closed a public offering of $250.0 million aggregate principal amount of 8.25% Senior Notes due 2025 (the “8.25% Senior Notes”), which mature on July 15, 2025 and have interest payable semi-annually each January 15 and July 15. Before July 15, 2020, the Company may, at its option, redeem all or a portion of the 8.25% Senior Notes at 100% of the principal amount plus accrued and unpaid interest and a make-whole premium. Thereafter, the Company may redeem all or a portion of the 8.25% Senior Notes at redemption prices decreasing annually from 106.188% to 100% of the principal amount redeemed plus accrued and unpaid interest. The Company used the net proceeds of $245.4 million, net of underwriting discounts and commissions and offering costs, to fund a portion of the purchase price for the ExL Acquisition that closed during the third quarter of 2017 and for general corporate purposes.
6.25% Senior Notes due 2023. Since April 15, 2018, the Company has had the right to redeem all or a portion of the 6.25% Senior Notes due 2023 (the “6.25% Senior Notes”) at redemption prices decreasing from 104.688% to 100% of the principal amount on April 15, 2021, plus accrued and unpaid interest.
If a Change of Control (as defined in the indentures governing the 8.25% Senior Notes and the 6.25% Senior Notes) occurs, the Company may be required by holders to repurchase the 8.25% Senior Notes and the 6.25% Senior Notes for cash at a price equal to 101% of the principal amount purchased, plus any accrued and unpaid interest.
The indentures governing the 8.25% Senior Notes and the 6.25% Senior Notes contain covenants that, among other things, limit the Company’s ability and the ability of its restricted subsidiaries to: pay distributions on, purchase or redeem the Company’s common stock or other capital stock or redeem the Company’s subordinated debt; make investments; incur or guarantee additional indebtedness or issue certain types of equity securities; create certain liens; sell assets; consolidate, merge or transfer all or substantially all of the Company’s assets; enter into agreements that restrict distributions or other payments from the Company’s restricted subsidiaries to the Company; engage in transactions with affiliates; and create unrestricted subsidiaries. Such indentures governing the Company’s senior notes are also subject to customary events of default, including those related to failure to comply with the terms of the notes and the indenture, certain failures to file reports with the SEC, certain cross defaults of other indebtedness and mortgages and certain failures to pay final judgments. At December 31, 2018, the 8.25% Senior Notes and the 6.25% Senior Notes are guaranteed by the same subsidiaries that also guarantee the revolving credit facility.
Redemptions of 7.50% Senior Notes
During the fourth quarter of 2017, the Company redeemed $150.0 million of the outstanding aggregate principal amount of its 7.50% Senior Notes at a price equal to 101.875% of par, plus accrued and unpaid interest. The Company paid $156.0 million upon the redemption, which included a redemption premium of $2.8 million and accrued and unpaid interest of $3.2 million. As a result of the redemption, the Company recorded a loss on extinguishment of debt of $4.2 million, which included the redemption premium of $2.8 million and the write-off of associated unamortized premiums and debt issuance costs of $1.4 million.
During the first and fourth quarters of 2018, the Company redeemed $320.0 million of the outstanding aggregate principal amount of its 7.50% Senior Notes at a price equal to 101.875% of par and the remaining $130.0 million outstanding aggregate principal amount at a redemption price of 100% of par, respectively, both plus accrued and unpaid interest. The Company paid a total of $468.6 million upon the redemptions, which included redemption premiums of $6.0 million and accrued and unpaid interest of $12.6 million. As a result of the redemptions, the Company recorded a loss on extinguishment of debt of $9.6 million, which included the redemption premiums of $6.0 million and the write-off of associated unamortized premiums and debt issuance costs of $3.6 million.
Redemption of Other Long-Term Debt
On May 3, 2018, the Company redeemed the remaining $4.4 million outstanding aggregate principal amount of its 4.375% Convertible Senior Notes due 2028 at a price equal to 100% of par. Upon the redemption, the Company paid $4.5 million, which included accrued and unpaid interest of $0.1 million.

7. Asset Retirement Obligations
The following table sets forth a reconciliation of the Company’s asset retirement obligations for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
	(In thousands)
Asset retirement obligations, beginning of period	$23,792	$21,240
Liabilities incurred	1,676	3,920
Increase due to acquisition of oil and gas properties	170	153
Liabilities settled	—	(343)
Reduction due to divestitures of oil and gas properties	(8,547)	(2,671)
Accretion expense	1,366	1,799
Revisions to estimated cash flows	245	(306)
Asset retirement obligations, end of period	18,702	23,792
Current asset retirement obligations (included in other current liabilities)	(342)	(295)
Non-current asset retirement obligations	$18,360	$23,497
8. Commitments and Contingencies
From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. Pursuant to various purchase and sale agreements related to our divested assets in the Eagle Ford Shale, Marcellus Shale, Utica Shale, and Niobrara Formation, the Company has indemnified the respective purchasers against certain liabilities that they may incur with respect to the assets acquired from the Company. The Company believes such indemnities are customary in purchase and sale transactions in our industry.  Such indemnities may include, among others, breach of representations and warranties, tax liabilities, employee compensation, litigation, personal injury, transport or disposal of hazardous substances, calculation and payments of royalties, environmental matters and rights-of-way.
While the outcome of these events cannot be predicted with certainty, as of December 31, 2018, management does not expect these indemnifications to have a materially adverse effect on the financial position or results of operations of the Company.
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
Rent expense included in general and administrative expense, net for the years ended December 31, 2018, 2017 and 2016 was $1.4 million, $1.7 million, and $2.0 million, respectively, and includes rent expense for the Company’s corporate and field offices. The table below presents total minimum commitments associated with long-term, non-cancelable leases, drilling rig contracts and gathering, processing and transportation service agreements, which require minimum volumes of natural gas or produced water to be delivered, as of December 31, 2018.

	2019	2020	2021	2022	2023	2024 and Thereafter	Total
	(In thousands)
Operating leases	$10,024	$9,154	$6,249	$3,639	$3,680	$20,978	$53,724
Drilling rig contracts (1)	37,077	16,867	813	—	—	—	54,757
Delivery commitments (2)	3,726	2,807	2,487	30	7	19	9,076
Produced water disposal commitments (3)	18,139	20,894	20,898	20,954	10,471	9,769	101,125
Other	1,800	1,050	—	—	—	—	2,850
Total	$70,766	$50,772	$30,447	$24,623	$14,158	$30,766	$221,532

(1)
Drilling rig contracts represent gross contractual obligations and accordingly, other joint owners in the properties operated by us will generally be billed for their working interest share of such costs.

(2)
Delivery commitments represent contractual obligations we have entered into for certain gathering, processing and transportation service agreements which require minimum volumes of natural gas to be delivered. The amounts in the table above reflect the aggregate undiscounted deficiency fees assuming no delivery of any natural gas.

(3)
Produced water disposal commitments represent contractual obligations we have entered into for certain service agreements which require minimum volumes of produced water to be delivered. The amounts in the table above reflect the aggregate undiscounted deficiency fees assuming no delivery of any produced water.

9. Preferred Stock and Common Stock Warrants
On August 20, 2017, the Company closed on the issuance and sale in a private placement of (i) $250.0 million initial liquidation preference (250,000 shares) of 8.875% redeemable preferred stock, par value $0.01 per share (the “Preferred Stock”) and (ii) warrants for 2,750,000 shares of the Company’s common stock, with a term of ten years and an exercise price of $16.08 per share, exercisable only on a net share settlement basis (the “Warrants”), for a cash purchase price equal to $970.00 per share of Preferred Stock to certain funds managed or sub-advised by GSO Capital Partners LP and its affiliates (the “GSO Funds”). The closing occurred contemporaneously with the closing of the ExL Acquisition. The Company used the proceeds of approximately $236.4 million, net of issuance costs to fund a portion of the purchase price for the ExL Acquisition and for general corporate purposes.
Net proceeds were allocated between the Preferred Stock and the Warrants based on their relative fair values at the issuance date, with $213.4 million allocated to the Preferred Stock and $23.0 million allocated to the Warrants. The fair value of the Preferred Stock was calculated by a third-party valuation specialist using a discounted cash flow model. Significant inputs into the calculation included the per share cash purchase price, redemption premiums, and liquidation preference, all as discussed further below, as well as redemption assumptions provided by the Company. The fair value of the Warrants was calculated using a Black-Scholes-Merton option pricing model, incorporating the following assumptions at the issuance date:

Issuance Date Fair Value Assumptions
Exercise price	$16.08
Expected term (in years)	10.0
Expected volatility	62.9%
Risk-free interest rate	2.2%
Dividend yield	—%
See “Note 13. Fair Value Measurements” for further discussion of the significant inputs used in the Preferred Stock fair value calculation.
The Preferred Stock is presented as temporary equity in the consolidated balance sheets with the issuance date fair value accreted to the initial liquidation preference using the effective interest method. The Warrants are presented in “Additional paid-in capital” in the consolidated balance sheets at their issuance date fair value.
The following table sets forth a reconciliation of changes in the carrying amount of Preferred Stock for the years ended December 31, 2018 and 2017:

	Years Ended December 31,
	2018	2017
	(In thousands)
Preferred Stock, beginning of period	$214,262	$—
Relative fair value at issuance	—	213,400
Redemption of Preferred Stock	(42,897)	—
Accretion on Preferred Stock	3,057	862
Preferred Stock, end of period	$174,422	$214,262
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

Loss on Redemption of Preferred Stock
During the first quarter of 2018, the Company redeemed 50,000 shares of Preferred Stock, representing 20% of the issued and outstanding Preferred Stock, for $50.5 million, consisting of the $50.0 million redemption price and accrued and unpaid dividends of $0.5 million. The Company recognized a $7.1 million loss on the redemption due to the excess of the $50.0 million redemption price over the $42.9 million redemption date carrying value of the Preferred Stock.
10. Shareholders’ Equity
Increase in Authorized Common Shares
At the Company’s annual meeting of shareholders on May 16, 2017, shareholders approved an amendment to the Company’s Amended and Restated Articles of Incorporation to increase the number of authorized shares of common stock from 90,000,000 to 180,000,000.
Sales of Common Stock
On August 17, 2018, the Company completed a public offering of 9.5 million shares of its common stock at a price per share of $22.55. The Company used the proceeds of $213.7 million, net of offering costs, to fund the Devon Acquisition and for general corporate purposes. Pending the closing of the Devon Acquisition, the Company used the net proceeds to temporarily repay a portion of the borrowings outstanding under the revolving credit facility.

On July 3, 2017, the Company completed a public offering of 15.6 million shares of its common stock at a price per share of $14.28. The Company used the proceeds of $222.4 million, net of offering costs, to fund a portion of the ExL Acquisition and for general corporate purposes.
On October 28, 2016, the Company completed a public offering of 6.0 million shares of its common stock at a price per share of $37.32. The Company used the proceeds of $223.7 million, net of offering costs, to fund the Sanchez Acquisition and repay borrowings under the revolving credit facility. See “Note 3. Acquisitions and Divestitures of Oil and Gas Properties” for further details of the ExL Acquisition.
See “Note 3. Acquisitions and Divestitures of Oil and Gas Properties” for further details of the acquisitions discussed above.
11. Stock-Based Compensation
Equity-based incentive awards are granted under the 2017 Incentive Plan of Carrizo Oil & Gas, Inc. (the “2017 Incentive Plan”) and the Carrizo Oil & Gas, Inc. Cash-Settled Stock Appreciation Rights Plan (“Cash SAR Plan”). The 2017 Incentive Plan replaced the Incentive Plan of Carrizo Oil & Gas, Inc., as amended and restated effective May 15, 2014 (the “Prior Incentive Plan”) and, from the effective date of the 2017 Incentive Plan, no further awards may be granted under the Prior Incentive Plan. However, awards previously granted under the Prior Incentive Plan will remain outstanding in accordance with their terms. Under the 2017 Incentive Plan, the Compensation Committee of the Board of Directors (the “Committee”) may grant restricted stock awards and units, stock appreciation rights that can be settled in cash or shares of common stock, performance shares, and stock options to employees, independent contractors, and non-employee directors. Under the Cash SAR Plan, the Committee may grant stock appreciation rights that may only be settled in cash to employees and independent contractors.
The 2017 Incentive Plan provides that up to 2,675,000 shares of the Company’s common stock, plus the shares remaining available for awards under the Prior Incentive Plan at the effective date of the 2017 Incentive Plan, may be granted (the “Maximum Share Limit”). Each restricted stock award and unit and performance share granted under the 2017 Incentive Plan counts as 1.35 shares against the Maximum Share Limit. Each stock option and stock appreciation right to be settled in shares of common stock granted under the 2017 Incentive Plan counts as 1.00 share against the Maximum Share Limit. Cash SARs granted under the 2017 Incentive Plan and the Cash SAR Plan do not count against the Maximum Share Limit. There have been no grants of stock appreciation rights to be settled in shares of common stock and there are no outstanding stock options. As of December 31, 2018, there were 258,785 shares of common stock available for grant under the 2017 Incentive Plan.
Restricted Stock Awards and Units
The table below summarizes restricted stock award and unit activity for the years ended December 31, 2018, 2017 and 2016:

	Restricted Stock Awards and Units	Weighted Average Grant Date Fair Value
For the Year Ended December 31, 2016
Unvested restricted stock awards and units, beginning of period	1,041,997	$44.22
Granted	887,254	$27.80
Vested	(811,136)	$36.32
Forfeited	(6,405)	$34.46
Unvested restricted stock awards and units, end of period	1,111,710	$36.93
For the Year Ended December 31, 2017
Unvested restricted stock awards and units, beginning of period	1,111,710	$36.93
Granted	1,020,465	$25.63
Vested	(635,965)	$39.62
Forfeited	(13,555)	$29.11
Unvested restricted stock awards and units, end of period	1,482,655	$28.07
For the Year Ended December 31, 2018
Unvested restricted stock awards and units, beginning of period	1,482,655	$28.07
Granted	1,458,421	$15.49
Vested	(621,399)	$31.48
Forfeited	(53,010)	$17.72
Unvested restricted stock awards and units, end of period	2,266,667	$19.28
Grant activity primarily consisted of restricted stock units to employees and independent contractors as part of the annual grant of long-term equity incentive awards that occurred in the first quarter of each of the years presented in the table above and vest ratably over an approximate three-year period. As of December 31, 2018, unrecognized compensation costs related to unvested restricted stock awards and units was $23.2 million and will be recognized over a weighted average period of 1.9 years. The aggregate fair value of restricted stock awards and units that vested during the years ended December 31, 2018, 2017 and 2016 was $10.2 million, $20.3 million and $26.3 million, respectively.
Cash SARs
The table below summarizes the Cash SAR activity for the years ended December 31, 2018, 2017 and 2016:

	Stock Appreciation Rights	Weighted Average Exercise Prices	Weighted Average Remaining Life (In years)	Aggregate Intrinsic Value (In millions)	Aggregate Intrinsic Value of Exercises (In millions)
For the Year Ended December 31, 2016
Outstanding, beginning of period	700,453	$21.86
Granted	376,260	$27.30
Exercised	(354,075)	$23.89			$5.2
Forfeited	—	—
Expired	—	—
Outstanding, end of period	722,638	$23.69
Vested, end of period	350,840	$19.87
Vested and exercisable, end of period	350,840	$19.87
For the Year Ended December 31, 2017
Outstanding, beginning of period	722,638	$23.69
Granted	342,440	$26.94
Exercised	(219,279)	$17.28			$2.1
Forfeited	—	—
Expired	(131,561)	$24.19
Outstanding, end of period	714,238	$27.12
Vested, end of period	185,899	$27.30
Vested and exercisable, end of period	—	$27.30
For the Year Ended December 31, 2018
Outstanding, beginning of period	714,238	$27.12
Granted	616,686	$14.67
Exercised	—	—			$—
Forfeited	—	—
Expired	—	—
Outstanding, end of period	1,330,924	$21.35	4.3	$—
Vested, end of period	543,018	$27.18
Vested and exercisable, end of period	—	$27.18	2.5	$—
Grant activity primarily consisted of Cash SARs to certain employees and independent contractors as part of the annual grant of long-term equity incentive awards that occurred in the first quarter of each of the years presented in the table above. The Cash SARs granted during the year ended December 31, 2018 vest ratably over an approximate three year period and expire approximately seven years from the grant date. The Cash SARs granted during the years ended December 31, 2017 and 2016 vest ratably over an approximate two year period and expire approximately five years from the grant date.

The grant date fair value of the Cash SARs, calculated using the Black-Scholes-Merton option pricing model, was $4.9 million, $4.1 million, and $3.7 million for the years ended December 31, 2018, 2017, and 2016, respectively. The following table summarizes the assumptions used and the resulting grant date fair value per Cash SAR granted during the years ended December 31, 2018, 2017, and 2016:

	Years Ended December 31,
	2018	2017	2016
Expected term (in years)	6.0	4.2	3.9
Expected volatility	54.3%	54.3%	45.1%
Risk-free interest rate	2.8%	1.8%	1.3%
Dividend yield	—%	—%	—%
Grant date fair value per Cash SAR	$7.89	$12.00	$9.88
The liability for Cash SARs as of December 31, 2018 and 2017 was $1.8 million and $4.4 million, respectively, all of which was classified as “Other current liabilities” in the consolidated balance sheets in the respective period. Unrecognized compensation costs related to unvested Cash SARs were $2.4 million as of December 31, 2018, and will be recognized over a weighted average period of 2.2 years.
Performance Shares
The table below summarizes performance share activity for the years ended December 31, 2018, 2017 and 2016:

	Target Performance Shares (1)	Weighted Average Grant Date Fair Value
For the Year Ended December 31, 2016
Unvested performance shares, beginning of period	112,859	$66.83
Granted	41,651	$35.71
Vested at end of performance period	—	—
Forfeited	—	—
Unvested performance shares, end of period	154,510	$58.44
For the Year Ended December 31, 2017
Unvested performance shares, beginning of period	154,510	$58.44
Granted	46,787	$35.14
Vested at end of performance period	(56,342)	$68.15
Forfeited	—	—
Unvested performance shares, end of period	144,955	$47.14
For the Year Ended December 31, 2018
Unvested performance shares, beginning of period	144,955	$47.14
Granted	93,771	$19.09
Vested at end of performance period	(49,458)	$65.51
Did not vest at end of performance period	(7,059)	$65.51
Forfeited	—	—
Unvested performance shares, end of period	182,209	$27.01

(1)	The number of performance shares that vest may vary from the number of target performance shares granted depending on the Company’s final TSR ranking for the approximate three-year performance period.
Grant activity primarily consisted of performance shares to certain employees and independent contractors as part of the annual grant of long-term equity incentive awards that occurred in the first quarter of each of the years presented in the table above.
For the year ended December 31, 2018, as a result of the Company’s final TSR ranking during the performance period, a multiplier of 88% was applied to the 56,517 target performance shares that were granted in 2015, resulting in the vesting of 49,458 shares and 7,059 shares that did not vest. For the year ended December 31, 2017, as a result of the Company’s final TSR ranking during the performance period, a multiplier of 164% was applied to the 56,342 target performance shares that were granted in 2014, resulting in the vesting of 92,200 shares. The Company did not have any performance shares that vested during the year ended December 31, 2016. The aggregate fair value of performance shares that vested during the years ended December 31, 2018 and 2017 was $0.8 million and $2.6 million, respectively.

For the years ended December 31, 2018, 2017 and 2016, the grant date fair value of the performance shares, calculated using a Monte Carlo simulation, was $1.8 million, $1.6 million, and $1.5 million, respectively. The following table summarizes the assumptions used and the resulting grant date fair value per performance share granted during the years ended December 31, 2018, 2017 and 2016:

	Years Ended December 31,
	2018	2017	2016
Number of simulations	500,000	500,000	500,000
Expected term (in years)	3.0	3.0	3.0
Expected volatility	61.5%	59.2%	55.3%
Risk-free interest rate	2.4%	1.5%	1.2%
Dividend yield	—%	—%	—%
Grant date fair value per performance share	$19.09	$35.14	$35.71
As of December 31, 2018, unrecognized compensation costs related to unvested performance shares were $2.1 million and will be recognized over a weighted average period of 1.8 years.
Stock-Based Compensation Expense, Net
The following table sets forth the components of stock-based compensation expense, net:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Restricted stock awards and units	$18,434	$21,372	$28,196
Cash SARs	(2,571)	(5,023)	9,675
Performance shares	1,785	2,442	2,806
	17,648	18,791	40,677
Less: amounts capitalized to oil and gas properties	(4,124)	(4,482)	(4,591)
Total stock-based compensation expense, net	$13,524	$14,309	$36,086
12. Derivative Instruments
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
The referenced index of the Company’s price swaps, three-way collars and sold call options is U.S. New York Mercantile Exchange (“NYMEX”) West Texas Intermediate (“WTI”) for crude oil and NYMEX Henry Hub for natural gas, as applicable. The prices received by the Company for the sale of its production generally vary from these referenced index prices due to adjustments for delivery location (basis) and other factors. The referenced indexes of the Company’s basis swaps, which are used to mitigate location price risk for a portion of its production, are Argus WTI Cushing (“WTI Cushing”) and the applicable index price of the Company’s crude oil sales contracts is Argus WTI Midland (“WTI Midland”) for its Delaware Basin crude oil production and Argus Light Louisiana Sweet (“LLS”) for its Eagle Ford crude oil production.
The Company has incurred premiums on certain of its commodity derivative instruments in order to obtain a higher floor price and/or higher ceiling price. Payment of these premiums are deferred until the applicable contracts settle on a monthly basis over the term of the contract or, in some cases, during the final 12 months of the contract and are referred to as deferred premium obligations.
As of December 31, 2018, the Company had the following outstanding commodity derivative instruments at weighted average contract volumes and prices:

Commodity	Period	Type of Contract	Index	Volumes (Bbls per day)	Sub-Floor Price ($ per Bbl)	Floor Price ($ per Bbl)	Ceiling Price ($ per Bbl)	Fixed Price Differential ($ per Bbl)
Crude oil	1Q19	Three-Way Collars	NYMEX WTI	27,000	$41.67	$50.96	$74.23	—
Crude oil	1Q19	Basis Swaps	LLS-WTI Cushing	6,000	—	—	—	$5.16
Crude oil	1Q19	Basis Swaps	WTI Midland-WTI Cushing	5,500	—	—	—	($5.24)
Crude oil	1Q19	Sold Call Options	NYMEX WTI	3,875	—	—	$81.07	—

Crude oil	2Q19	Three-Way Collars	NYMEX WTI	27,000	$41.67	$50.96	$74.23	—
Crude oil	2Q19	Basis Swaps	LLS-WTI Cushing	6,000	—	—	—	$5.16
Crude oil	2Q19	Basis Swaps	WTI Midland-WTI Cushing	6,000	—	—	—	($5.38)
Crude oil	2Q19	Sold Call Options	NYMEX WTI	3,875	—	—	$81.07	—

Crude oil	3Q19	Three-Way Collars	NYMEX WTI	27,000	$41.67	$50.96	$74.23	—
Crude oil	3Q19	Basis Swaps	LLS-WTI Cushing	6,000	—	—	—	$5.16
Crude oil	3Q19	Basis Swaps	WTI Midland-WTI Cushing	7,000	—	—	—	($5.56)
Crude oil	3Q19	Sold Call Options	NYMEX WTI	3,875	—	—	$81.07	—

Crude oil	4Q19	Three-Way Collars	NYMEX WTI	27,000	$41.67	$50.96	$74.23	—
Crude oil	4Q19	Basis Swaps	LLS-WTI Cushing	6,000	—	—	—	$5.16
Crude oil	4Q19	Basis Swaps	WTI Midland-WTI Cushing	11,000	—	—	—	($3.84)
Crude oil	4Q19	Sold Call Options	NYMEX WTI	3,875	—	—	$81.07	—

Crude oil	2020	Basis Swaps	WTI Midland-WTI Cushing	13,000	—	—	—	($1.27)
Crude oil	2020	Sold Call Options	NYMEX WTI	4,575	—	—	$75.98	—

Crude oil	2021	Basis Swaps	WTI Midland-WTI Cushing	6,000	—	—	—	$0.03

Commodity	Period	Type of Contract	Index	Volumes (MMBtu per day)	Sub-Floor Price ($ per MMBtu)	Floor Price ($ per MMBtu)	Ceiling Price ($ per MMBtu)	Fixed Price Differential ($ per MMBtu)
Natural gas	1Q19	Sold Call options	NYMEX Henry Hub	33,000	—	—	$3.25	—

Natural gas	2Q19	Sold Call options	NYMEX Henry Hub	33,000	—	—	$3.25	—

Natural gas	3Q19	Sold Call options	NYMEX Henry Hub	33,000	—	—	$3.25	—

Natural gas	4Q19	Sold Call options	NYMEX Henry Hub	33,000	—	—	$3.25	—

Natural gas	2020	Sold Call options	NYMEX Henry Hub	33,000	—	—	$3.50	—
The Company typically has numerous commodity derivative instruments outstanding with a counterparty that were executed at various dates, for various contract types, commodities and time periods often resulting in both commodity derivative asset and liability positions with that counterparty. The Company nets its commodity derivative instrument fair values executed with the same counterparty, along with any deferred premium obligations, to a single asset or liability pursuant to ISDAs, which provide for net settlement over the term of the contract and in the event of default or termination of the contract.
Counterparties to the Company’s commodity derivative instruments who are a Lender Counterparty allow the Company to satisfy any need for margin obligations associated with commodity derivative instruments where the Company is in a net liability position with the Lender Counterparty with the collateral securing the credit agreement, thus eliminating the need for independent collateral posting. Counterparties to the Company’s commodity derivative instruments who are a Non-Lender Counterparty can require commodity derivative instruments to be novated to a Lender Counterparty if the Company’s net liability position exceeds the Company’s unsecured credit limit with the Non-Lender Counterparty and therefore do not require the posting of cash collateral.
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

Contingent Consideration Arrangements
The purchase and sale agreements of the ExL Acquisition and divestitures of the Company’s assets in the Niobrara, Marcellus and Utica, included contingent consideration arrangements that require the Company to pay or entitle the Company to receive specified amounts if commodity prices exceed specified thresholds, which are summarized in the table below. See “Note 3. Acquisitions and Divestitures of Oil and Gas Properties” for further discussion.

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

(1)
The price used to determine whether the specified threshold for each year has been met for the Contingent ExL Consideration, Contingent Niobrara Consideration and Contingent Utica Consideration is the average daily closing spot price per barrel of WTI crude oil as measured by the U.S. Energy Information Administration. The price used to determine whether the specified threshold for each year has been met for the Contingent Marcellus Consideration is the average monthly settlement price per MMBtu of Henry Hub natural gas for the next calendar month, as determined on the last business day preceding each calendar month as measured by the CME Group Inc.

Derivative Assets and Liabilities
The derivative instrument asset and liability fair values recorded in the consolidated balance sheets as of December 31, 2018 and December 31, 2017 are summarized below:

	December 31, 2018
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
	(In thousands)
Commodity derivative instruments	$50,406	($20,502)	$29,904
Contingent Niobrara Consideration	5,000	—	5,000
Contingent Utica Consideration	5,000	—	5,000
Derivative assets	$60,406	($20,502)	$39,904
Commodity derivative instruments	6,083	(4,236)	1,847
Contingent Niobrara Consideration	2,035	—	2,035
Contingent Marcellus Consideration	1,369	—	1,369
Contingent Utica Consideration	2,501	—	2,501
Other long-term assets	$11,988	($4,236)	$7,752

Commodity derivative instruments	($15,345)	$10,140	($5,205)
Deferred premium obligations	(10,362)	10,362	—
Contingent ExL Consideration	(50,000)	—	(50,000)
Derivative liabilities-current	($75,707)	$20,502	($55,205)
Commodity derivative instruments	(10,751)	518	(10,233)
Deferred premium obligations	(3,718)	3,718	—
Contingent ExL Consideration	(30,584)	—	(30,584)
Derivative liabilities-non current	($45,053)	$4,236	($40,817)

	December 31, 2017
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
	(In thousands)
Commodity derivative instruments	$4,869	($4,869)	$—
Derivative assets	$4,869	($4,869)	$—
Commodity derivative instruments	9,505	(9,505)	—
Contingent Marcellus Consideration	2,205	—	2,205
Contingent Utica Consideration	7,985	—	7,985
Other long-term assets	$19,695	($9,505)	$10,190

Commodity derivative instruments	($52,671)	($4,450)	($57,121)
Deferred premium obligations	(9,319)	9,319	—
Derivative liabilities-current	($61,990)	$4,869	($57,121)
Commodity derivative instruments	(24,609)	(2,098)	(26,707)
Deferred premium obligations	(11,603)	11,603	—
Contingent ExL Consideration	(85,625)	—	(85,625)
Derivative liabilities-non current	($121,837)	$9,505	($112,332)
See “Note 13. Fair Value Measurements” for additional information regarding the fair value of the Company’s derivative instruments.

(Gain) Loss on Derivatives, Net
The components of “(Gain) loss on derivatives, net” in the consolidated statements of operations for the years ended December 31, 2018, 2017, and 2016 are summarized below:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
(Gain) Loss on Derivatives, Net
Crude oil	($9,726)	$22,839	$23,609
NGL	4,439	1,322	—
Natural gas	(421)	(15,399)	19,584
Deferred premium obligations	1,875	18,401	5,880
Contingent ExL Consideration	(5,041)	33,325	—
Contingent Niobrara Consideration	845	—	—
Contingent Marcellus Consideration	836	455	—
Contingent Utica Consideration	484	(1,840)	—
(Gain) Loss on Derivatives, Net	($6,709)	$59,103	$49,073
Cash Received (Paid) for Derivative Settlements, Net
For the years ended December 31, 2018, 2017, and 2016, there were no settlements of contingent consideration arrangements, however, the specified pricing thresholds related to the Contingent ExL Consideration, the Contingent Niobrara Consideration, and the Contingent Utica Consideration were exceeded for the year ended December 31, 2018. See “Note 16. Subsequent Events” for further discussion.
The components of “Cash received (paid) for derivative settlements, net” in the consolidated statements of cash flows for the years ended December 31, 2018, 2017, and 2016 are summarized below:

	Years Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities	(In thousands)
Cash Received (Paid) for Derivative Settlements, Net
Crude oil	($78,570)	$9,883	$125,098
NGL	(6,378)	—	—
Natural gas	(1,710)	(54)	—
Deferred premium obligations	(9,649)	(2,056)	(5,729)
Cash Received (Paid) for Derivative Settlements, Net	($96,307)	$7,773	$119,369
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

Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables summarize the Company’s derivative instrument assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017:

	December 31, 2018
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Commodity derivative instruments	$—	$31,751	$—
Contingent Niobrara Consideration	—	7,035	—
Contingent Marcellus Consideration	—	1,369	—
Contingent Utica Consideration	—	7,501	—

Liabilities
Commodity derivative instruments	$—	($15,438)	$—
Contingent ExL Consideration	—	(80,584)	—

	December 31, 2017
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Commodity derivative instruments	$—	$—	$—
Contingent Niobrara Consideration	—	—	—
Contingent Marcellus Consideration	—	—	2,205
Contingent Utica Consideration	—	—	7,985

Liabilities
Commodity derivative instruments	$—	($83,828)	$—
Contingent ExL Consideration	—	—	(85,625)
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
Contingent consideration arrangements. The fair values of the contingent consideration arrangements were determined by a third-party valuation specialist using Monte Carlo simulations including significant inputs such as forward oil and gas price curves, volatility factors, and risk adjusted discount rates, which include adjustments for the counterparties’ credit quality for contingent consideration assets and the Company’s credit quality for the contingent consideration liabilities. These inputs are substantially observable in active markets throughout the full term of the contingent consideration arrangements or can be derived from observable data and are therefore designated as Level 2 within the valuation hierarchy. The Company reviewed the valuations, including the related inputs, and analyzed changes in fair value measurements between periods.

The following tables present the reconciliation of changes in the fair values of the contingent consideration arrangements, which were designated within the valuation hierarchy as Level 2 for the year ended December 31, 2018 and Level 3 for the year ended December 31, 2017:

	Contingent Consideration Arrangements
	Assets	Liability
	(In thousands)
Balance as of January 1, 2017	$—	$—
Recognition of (acquisition) divestiture date fair value	8,805	(52,300)
Gain (loss) on change in fair value, net(1)	1,385	(33,325)
Transfers into (out of) Level 3	—	—
Balance as of December 31, 2017	$10,190	($85,625)
Recognition of divestiture date fair value	7,880	—
Gain (loss) on changes in fair value, net(1)	(2,165)	5,041
Transfers out of Level 3	(15,905)	80,584
Balance as of December 31, 2018	$—	$—

(1)	Recognized as “(Gain) loss on derivatives, net” in the consolidated statements of operations.
During 2018, the Company determined that the contingent consideration arrangements met the requirements to be designated as Level 2 in the valuation hierarchy due to the increased observability of the forward oil and gas price curves used in determining the fair value throughout the full term of the contingent consideration arrangements resulting in the transfer out of Level 3.
See “Note 12. Derivative Instruments” for additional information regarding the contingent consideration arrangements.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The fair value measurements of assets acquired and liabilities assumed, other than contingent consideration which is discussed above, are measured as of the acquisition date by a third-party valuation specialist using a discounted cash flow model based on inputs that are not observable in the market and are therefore designated as Level 3 inputs. Significant inputs to the valuation of acquired oil and gas properties include forward oil and gas price curves, estimated volumes of oil and gas reserves, expectations for timing and amount of future development and operating costs, future plugging and abandonment costs, and a risk adjusted discount rate. See “Note 3. Acquisitions and Divestitures of Oil and Gas Properties” for additional discussion.
The fair value measurements of asset retirement obligations are measured as of the date a well is drilled or when production equipment and facilities are installed using a discounted cash flow model based on inputs that are not observable in the market and therefore are designated as Level 3 within the valuation hierarchy. Significant inputs to the fair value measurement of asset retirement obligations include estimates of the costs of plugging and abandoning oil and gas wells, removing production equipment and facilities and restoring the surface of the land as well as estimates of the economic lives of the oil and gas wells and future inflation rates. See “Note 7. Asset Retirement Obligations” for additional discussion.
The fair value measurements of the Preferred Stock are measured as of the issuance date by a third-party valuation specialist using a discounted cash flow model based on inputs that are not observable in the market and therefore are designated as Level 3 inputs. Significant inputs to the valuation of the Preferred Stock include the per share cash purchase price, redemption premiums, liquidation preference, and redemption assumptions provided by the Company. See “Note 9. Preferred Stock and Common Stock Warrants” for details regarding the allocation of the net proceeds based on the relative fair values of the Preferred Stock and Warrants.

Fair Value of Other Financial Instruments
The Company’s other financial instruments consist of cash and cash equivalents, receivables, payables, and long-term debt. The carrying amounts of cash and cash equivalents, receivables, and payables approximate fair value due to the highly liquid or short-term nature of these instruments. The carrying amount of long-term debt associated with borrowings outstanding under the Company’s revolving credit facility approximates fair value as borrowings bear interest at variable rates. The following table presents the principal amounts of the Company’s senior notes and other long-term debt with the fair values measured using quoted secondary market trading prices which are designated as Level 1 within the valuation hierarchy. See “Note 6. Long-Term Debt” for additional discussion.

	December 31, 2018		December 31, 2017
	Principal Amount	Fair Value	Principal Amount	Fair Value
	(In thousands)
7.50% Senior Notes due 2020	$—	$—	$450,000	$459,518
6.25% Senior Notes due 2023	650,000	599,625	650,000	674,375
8.25% Senior Notes due 2025	250,000	244,375	250,000	274,375
Other long-term debt due 2028	—	—	4,425	4,445
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

CARRIZO OIL & GAS, INC.
CONDENSED CONSOLIDATING BALANCE SHEETS
(In thousands)

	December 31, 2018
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total current assets	$3,341,680	$114,005	$—	($3,305,316)	$150,369
Total property and equipment, net	7,951	3,011,387	3,028	(3,842)	3,018,524
Investment in subsidiaries	(419,159)	—	—	419,159	—
Other long-term assets	28,124	5,906	—	(17,823)	16,207
Total Assets	$2,958,596	$3,131,298	$3,028	($2,907,822)	$3,185,100

Liabilities and Shareholders’ Equity
Current liabilities	$135,980	$3,491,337	$3,028	($3,308,336)	$322,009
Long-term liabilities	1,650,589	59,120	—	(1,944)	1,707,765
Preferred stock	174,422	—	—	—	174,422
Total shareholders’ equity	997,605	(419,159)	—	402,458	980,904
Total Liabilities and Shareholders’ Equity	$2,958,596	$3,131,298	$3,028	($2,907,822)	$3,185,100

	December 31, 2017
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Total current assets	$3,441,633	$105,533	$—	($3,424,288)	$122,878
Total property and equipment, net	5,953	2,630,707	3,028	(3,878)	2,635,810
Investment in subsidiaries	(999,793)	—	—	999,793	—
Other long-term assets	9,270	10,346	—	—	19,616
Total Assets	$2,457,063	$2,746,586	$3,028	($2,428,373)	$2,778,304

Liabilities and Shareholders’ Equity
Current liabilities	$165,701	$3,631,401	$3,028	($3,427,308)	$372,822
Long-term liabilities	1,689,466	114,978	—	15,879	1,820,323
Preferred stock	214,262	—	—	—	214,262
Total shareholders’ equity	387,634	(999,793)	—	983,056	370,897
Total Liabilities and Shareholders’ Equity	$2,457,063	$2,746,586	$3,028	($2,428,373)	$2,778,304

CARRIZO OIL & GAS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended December 31, 2018
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$162	$1,065,780	$—	$—	$1,065,942
Total costs and expenses	176,406	479,973	—	(37)	656,342
Income (loss) before income taxes	(176,244)	585,807	—	37	409,600
Income tax expense	—	(5,173)	—	—	(5,173)
Equity in income of subsidiaries	580,634	—	—	(580,634)	—
Net income	$404,390	$580,634	$—	($580,597)	$404,427
Dividends on preferred stock	(18,161)	—	—	—	(18,161)
Accretion on preferred stock	(3,057)	—	—	—	(3,057)
Loss on redemption of preferred stock	(7,133)	—	—	—	(7,133)
Net income attributable to common shareholders	$376,039	$580,634	$—	($580,597)	$376,076

	Year Ended December 31, 2017
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$302	$745,586	$—	$—	$745,888
Total costs and expenses	195,728	459,057	—	(37)	654,748
Income (loss) before income taxes	(195,426)	286,529	—	37	91,140
Income tax expense	—	(4,030)	—	—	(4,030)
Equity in income of subsidiaries	282,499	—	—	(282,499)	—
Net income	$87,073	$282,499	$—	($282,462)	$87,110
Dividends on preferred stock	(7,781)	—	—	—	(7,781)
Accretion on preferred stock	(862)	—	—	—	(862)
Loss on redemption of preferred stock	—	—	—	—	—
Net income attributable to common shareholders	$78,430	$282,499	$—	($282,462)	$78,467

	Year Ended December 31, 2016
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Total revenues	$482	$443,112	$—	$—	$443,594
Total costs and expenses	208,054	910,522	—	492	1,119,068
Loss before income taxes	(207,572)	(467,410)	—	(492)	(675,474)
Income tax expense	—	—	—	—	—
Equity in loss of subsidiaries	(467,410)	—	—	467,410	—
Net loss	($674,982)	($467,410)	$—	$466,918	($675,474)
Dividends on preferred stock	—	—	—	—	—
Accretion on preferred stock	—	—	—	—	—
Loss on redemption of preferred stock	—	—	—	—	—
Net loss attributable to common shareholders	($674,982)	($467,410)	$—	$466,918	($675,474)

CARRIZO OIL & GAS, INC.
CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2018
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	($269,318)	$922,873	$—	$—	$653,555
Net cash provided by (used in) investing activities	126,905	(792,383)	—	(130,490)	(795,968)
Net cash provided by (used in) financing activities	135,155	(130,490)	—	130,490	135,155
Net decrease in cash and cash equivalents	(7,258)	—	—	—	(7,258)
Cash and cash equivalents, beginning of year	9,540	—	—	—	9,540
Cash and cash equivalents, end of year	$2,282	$—	$—	$—	$2,282

	Year Ended December 31, 2017
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	($121,107)	$544,088	$—	$—	$422,981
Net cash used in investing activities	(615,364)	(1,155,340)	—	611,252	(1,159,452)
Net cash provided by financing activities	741,817	611,252	—	(611,252)	741,817
Net increase in cash and cash equivalents	5,346	—	—	—	5,346
Cash and cash equivalents, beginning of year	4,194	—	—	—	4,194
Cash and cash equivalents, end of year	$9,540	$—	$—	$—	$9,540

	Year Ended December 31, 2016
	Parent Company	Combined Guarantor Subsidiaries	Combined Non- Guarantor Subsidiaries	Eliminations	Consolidated
Net cash provided by (used in) operating activities	($34,773)	$307,541	$—	$—	$272,768
Net cash used in investing activities	(312,291)	(575,824)	(740)	269,023	(619,832)
Net cash provided by financing activities	308,340	268,283	740	(269,023)	308,340
Net decrease in cash and cash equivalents	(38,724)	—	—	—	(38,724)
Cash and cash equivalents, beginning of year	42,918	—	—	—	42,918
Cash and cash equivalents, end of year	$4,194	$—	$—	$—	$4,194

15. Supplemental Cash Flow Information
Supplemental cash flow disclosures and non-cash investing and financing activities are presented below:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Operating activities:
Cash paid for interest, net of amounts capitalized	$59,846	$77,213	$75,231
Cash paid for income taxes	—	—	—

Investing activities:
Increase (decrease) in capital expenditure payables and accruals	($53,722)	$102,272	($21,492)

Supplemental non-cash investing activities:
Fair value of contingent consideration assets on date of divestiture	(7,880)	(8,805)	—
Fair value of contingent consideration liabilities on date of acquisition	—	52,300	—
Liabilities assumed in connection with the Sanchez Acquisition	—	—	4,880
Stock-based compensation expense capitalized to oil and gas properties	4,124	4,482	4,591
Asset retirement obligations capitalized to oil and gas properties	2,132	3,726	1,927

Supplemental non-cash financing activities:
Non-cash loss on extinguishment of debt, net	3,586	1,357	—
16. Subsequent Events (Unaudited)
Hedging
Subsequent to December 31, 2018, the Company entered into the following commodity derivative instruments at weighted average contract volumes and prices:

Commodity	Period	Type of Contract	Index	Volumes (Bbls per day)	Fixed Price ($ per Bbl)	Sub-Floor Price ($ per Bbl)	Floor Price ($ per Bbl)	Ceiling Price ($ per Bbl)
Crude oil	2020	Price Swaps	NYMEX WTI	3,000	$55.06	—	—	—
Crude oil	2020	Three-Way Collars	NYMEX WTI	6,000	—	$45.00	$55.00	$64.69
Contingent Consideration Arrangements
For the year ended December 31, 2018, the specified pricing thresholds related to the Contingent ExL Consideration, the Contingent Niobrara Consideration, and the Contingent Utica Consideration were exceeded. As a result, in January 2019, we paid $50.0 million and received $10.0 million from settlement of these contingent consideration arrangements.
17. Supplemental Disclosures about Oil and Gas Producing Activities (Unaudited)
Costs Incurred
Costs incurred in oil and gas property acquisition, exploration and development activities are summarized below:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Property acquisition costs
Proved properties	$47,370	$303,307	$90,661
Unproved properties	182,220	525,061	113,535
Total property acquisition costs	229,590	828,368	204,196
Exploration costs	48,570	91,098	37,508
Development costs	809,637	569,982	374,134
Total costs incurred	$1,087,797	$1,489,448	$615,838

Costs incurred exclude capitalized interest on unproved properties of $36.6 million, $28.3 million, and $17.0 million for the years ended December 31, 2018, 2017 and 2016, respectively. Included in exploration and development costs are non-cash additions related to the estimated future asset retirement obligations of the Company’s oil and gas properties of $1.9 million, $3.5 million and $1.9 million for the years ended December 31, 2018, 2017 and 2016, respectively. Non-cash additions related to the estimated future asset retirement obligations associated with the Devon Acquisition of $0.2 million, the ExL Acquisition of $0.1 million, and the Sanchez Acquisition of $2.0 million are included in acquisition costs of proved properties for the years ended December 31, 2018, 2017 and 2016, respectively. The internal cost of employee compensation and benefits, including stock-based compensation, capitalized to proved or unproved oil and gas properties of $17.0 million, $14.8 million and $10.5 million for the years ended December 31, 2018, 2017 and 2016, respectively, are included in exploration, development and unproved property acquisition costs.
Proved Oil and Gas Reserve Quantities
Proved oil and gas reserves are generally those quantities of crude oil, NGLs and natural gas, which by analysis of geoscience and engineering data, can be estimated with reasonable certainty to be economically producible in future years from known reservoirs under existing economic conditions, operating methods and government regulations. Proved developed reserves include reserves that can be expected to be produced through existing wells with existing equipment and operating methods or in which the cost of the required equipment is relatively minor compared to the cost of a new well. Proved undeveloped reserves include reserves that are expected to be recovered from new wells on undrilled acreage or from existing wells where a relatively major expenditure is required for recompletion. Proved reserve quantities at December 31, 2018, 2017, and 2016 and the related discounted future net cash flows before income taxes are based on estimates prepared by Ryder Scott Company, L.P. Such estimates have been prepared in accordance with guidelines established by the SEC. All of the Company’s proved reserves are attributable to properties within the United States.

The Company’s proved reserves and changes in proved reserves are as follows:

	Crude Oil (MBbls)	NGLs (MBbls)	Natural Gas (MMcf)	Total Proved Reserves (MBoe)
Proved reserves:
January 1, 2016	109,588	20,221	244,938	170,632
Extensions and discoveries	40,074	8,612	59,318	58,572
Revisions of previous estimates	(16,731)	(3,230)	1,481	(19,713)
Purchases of reserves in place	4,810	122	7,282	6,145
Production	(9,423)	(1,788)	(25,574)	(15,473)
December 31, 2016	128,318	23,937	287,445	200,163
Extensions and discoveries	50,476	13,781	98,980	80,754
Revisions of previous estimates	(19,838)	(909)	27,774	(16,118)
Purchases of reserves in place	21,634	8,642	94,962	46,103
Sales of reserves in place	(650)	(526)	(170,219)	(29,546)
Production	(12,566)	(2,327)	(28,472)	(19,639)
December 31, 2017	167,374	42,598	310,470	261,717
Extensions and discoveries	65,352	30,195	212,758	131,007
Revisions of previous estimates	(31,287)	1,936	(6,006)	(30,352)
Purchases of reserves in place	2,205	967	7,953	4,498
Sales of reserves in place	(9,676)	(2,872)	(17,475)	(15,461)
Production	(14,232)	(3,701)	(24,639)	(22,040)
December 31, 2018	179,736	69,123	483,061	329,369

Proved developed reserves:
December 31, 2015	42,311	7,933	154,725	76,032
December 31, 2016	51,062	9,387	187,054	91,625
December 31, 2017	69,632	17,447	131,355	108,972
December 31, 2018	75,267	25,809	178,941	130,899

Proved undeveloped reserves:
December 31, 2015	67,277	12,288	90,213	94,600
December 31, 2016	77,256	14,550	100,391	108,538
December 31, 2017	97,742	25,151	179,115	152,745
December 31, 2018	104,469	43,314	304,120	198,470
Extensions and discoveries
For the year ended December 31, 2018, the Company added 12,687 MBoe of proved developed reserves and 118,320 MBoe of proved undeveloped reserves through its drilling program and associated offset locations. Eagle Ford and Delaware Basin comprised 30% and 70%, respectively, of the total extensions and discoveries.
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
Revisions of previous estimates
For the year ended December 31, 2018, revisions of previous estimates reduced the Company’s proved reserves by 30,352 MBoe. Included in revisions of previous estimates were:

•	Positive revisions due to price of 3,764 MBoe.

•
Net negative revisions of 12,363 MBoe primarily due to negative revisions of 14,907 MBoe in the Eagle Ford, partially offset by positive revisions of 2,544 MBoe in the Delaware Basin. The negative revisions in the Eagle Ford were primarily a result of completion of new wells that negatively impacted the production of adjacent existing producing wells and the associated impact to certain PUD locations, as well as a reduction in spacing and the average lateral length for certain PUD locations.

•
Negative revisions of 21,753 MBoe, primarily in the Eagle Ford due to changes in the Company’s previously approved development plan which resulted in the timing of development for certain PUD locations to move beyond five years from initial booking. The primary drivers of the changes in our previously approved development plan are the reallocation of capital to areas providing the greatest opportunities to increase capital efficiency and maximize project-level economics within our reduced capital expenditure plan, which includes a shift to larger-scale development projects.

For the year ended December 31, 2017, revisions of previous estimates reduced the Company’s proved reserves by 16,118 MBoe. Included in revisions of previous estimates were:

•	Positive revisions due to price of 2,684 MBoe.

•
Negative revisions of 4,500 MBoe primarily in the Eagle Ford due to a downward shift of the type curve for certain PUD locations partially offset by positive revisions due to well performance in Marcellus which occurred prior to the sale in November 2017.

•
Negative revisions in proved undeveloped reserves of 14,302 MBoe in the Eagle Ford due to changes in the Company’s previously approved development plan which resulted in the timing of development for certain PUD locations to move beyond five years from initial booking. The drivers of the changes in the Company’s previously approved development plan were the ExL Acquisition and the move to a more efficient development plan which includes drilling and completing larger pads.

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

•
Negative revisions of 6,083 MBoe primarily in Eagle Ford as the EURs for certain PUD locations were reduced as a result of tighter spacing and shorter lateral lengths partially offset by positive revisions in Marcellus;

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

Purchases of reserves in place
For the year ended December 31, 2018, purchases of reserves in place included 4,498 MBoe of proved developed reserves associated with the Devon Acquisition.
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
Sales of reserves in place
For the year ended December 31, 2018, sales of reserves in place included 13,465 MBoe of proved developed reserves and 1,996 MBoe of proved undeveloped reserves associated with the Eagle Ford and Niobrara Formation divestitures.
For the year ended December 31, 2017, sales of reserves in place included 22,249 MBoe of proved developed reserves and 7,297 MBoe of proved undeveloped reserves associated with the Marcellus Shale and Utica Shale divestitures.
There were no sales of reserves in place for the year ended December 31, 2016.

Standardized Measure
The standardized measure of discounted future net cash flows relating to proved reserves is as follows:

	December 31,
	2018	2017	2016
	(In thousands)
Future cash inflows	$14,461,143	$10,109,752	$5,903,629
Future production costs	(4,572,397)	(3,202,201)	(2,241,928)
Future development costs	(1,964,450)	(1,699,909)	(1,264,493)
Future income taxes (1)	(1,005,837)	(445,056)	—
Future net cash flows	6,918,459	4,762,586	2,397,208
Less 10% annual discount to reflect timing of cash flows	(3,282,901)	(2,297,544)	(1,093,779)
Standardized measure of discounted future net cash flows	$3,635,558	$2,465,042	$1,303,429

(1)
Future income taxes in the calculation of the standardized measure of discounted future net cash flows were zero as of December 31, 2016, as the historical tax basis of proved oil and gas properties, net operating loss carryforwards, and future tax deductions exceeded the undiscounted future net cash flows before income taxes of the Company’s proved oil and gas reserves as of December 31, 2016.

Proved reserve estimates and future cash flows are based on the average realized prices for sales of crude oil, NGLs and natural gas on the first calendar day of each month during the year. The following average realized prices were used in the calculation of proved reserves and the standardized measure of discounted future net cash flows.

	Years Ended December 31,
	2018	2017	2016
Crude oil ($/Bbl)	$63.80	$49.87	$39.60
NGLs ($/Bbl)	$26.15	$19.78	$11.66
Natural gas ($/Mcf)	$2.46	$2.96	$1.89
Future operating and development costs are computed primarily by the Company’s petroleum engineers by estimating the expenditures to be incurred in developing and producing the Company’s proved reserves at the end of the year, based on current costs and assuming continuation of existing economic conditions. Future income taxes, which include the effects of the Tax Cuts and Jobs Act for the years ended December 31, 2018 and 2017, are based on current statutory rates, adjusted for the tax basis of oil and gas properties and available applicable tax assets. A discount factor of 10% was used to reflect the timing of future net cash flows. The standardized measure of discounted future net cash flows is not intended to represent the replacement cost or fair value of the Company’s oil and gas properties. An estimate of fair value would also take into account, among other things, the recovery of reserves not presently classified as proved, anticipated future changes in prices and costs, and a discount factor more representative of the time value of money and the risks inherent in proved reserve estimates.

Changes in Standardized Measure
Changes in the standardized measure of discounted future net cash flows relating to proved reserves are summarized below:

	Years Ended December 31,
	2018	2017	2016
	(In thousands)
Standardized measure at beginning of year	$2,465,042	$1,303,429	$1,365,224
Revisions to reserves proved in prior years:
Net change in sales prices and production costs related to future production	$809,182	$710,773	($346,763)
Net change in estimated future development costs	(9,627)	(51,854)	74,407
Net change due to revisions in quantity estimates	(250,817)	(42,214)	(150,245)
Accretion of discount	263,837	130,343	136,522
Changes in production rates (timing) and other	(19,539)	(116,056)	(111,137)
Total revisions to reserves proved in prior years	793,036	630,992	(397,216)
Net change due to extensions and discoveries, net of estimated future development and production costs	1,127,748	597,502	313,201
Net change due to purchases of reserves in place	60,264	452,932	43,426
Net change due to divestitures of reserves in place	(181,308)	(106,608)	—
Sales of crude oil, NGLs and natural gas produced, net of production costs	(843,333)	(566,258)	(320,272)
Previously estimated development costs incurred	496,600	326,383	299,066
Net change in income taxes	(282,491)	(173,330)	—
Net change in standardized measure of discounted future net cash flows	1,170,516	1,161,613	(61,795)
Standardized measure at end of year	$3,635,558	$2,465,042	$1,303,429
18. Quarterly Financial Data (Unaudited)
The following is a summary of the unaudited quarterly financial data for the years ended December 31, 2018 and 2017:

Year Ended December 31, 2018	First Quarter (3)	Second Quarter (4)	Third Quarter	Fourth Quarter (5)
	(In thousands, except per share amounts)
Total revenues	$225,280	$263,973	$303,375	$273,314
Operating profit (1)	$108,992	$140,265	$165,141	$129,405
Net income	$27,492	$35,309	$81,346	$260,280
Net income attributable to common shareholders	$14,743	$30,095	$76,118	$255,120

Net income attributable to common shareholders per common share (2)
Basic	$0.18	$0.37	$0.88	$2.79
Diluted	$0.18	$0.36	$0.85	$2.75

Year Ended December 31, 2017	First Quarter	Second Quarter	Third Quarter (6)	Fourth Quarter (7)
	(In thousands, except per share amounts)
Total revenues	$151,355	$166,483	$181,279	$246,771
Operating profit (1)	$57,953	$63,147	$69,364	$113,205
Net income (loss)	$40,021	$56,306	$7,823	($17,040)
Net income (loss) attributable to common shareholders	$40,021	$56,306	$5,574	($23,434)

Net income (loss) attributable to common shareholders per common share (2)
Basic	$0.61	$0.86	$0.07	($0.29)
Diluted	$0.61	$0.85	$0.07	($0.29)

(1)	Total revenues less lease operating expense, production taxes, ad valorem taxes and DD&A.

(2)
The sum of quarterly net income (loss) attributable to common shareholders per common share does not agree with the total year net income (loss) attributable to common shareholders per common share as each computation is based on the weighted average of common shares outstanding during the period.

(3)	First quarter of 2018 included the following:

a.	$29.6 million loss on derivatives, net

b.	$8.7 million loss on extinguishment of debt as a result of the redemption of $320.0 million aggregate principal amount of 7.50% Senior Notes.

b.	$7.1 million loss on redemption of preferred stock as a result of the redemption of 50,000 shares of Preferred Stock.

(4)	Second quarter of 2018 included the following:

a.	$67.7 million loss on derivatives, net

(5)	Fourth quarter of 2018 included the following:

a.	$159.4 million gain on derivatives, net

(6)	Third quarter of 2017 included the following:

a.	$24.4 million loss on derivatives, net

(7)	Fourth quarter of 2017 included the following:

a.	$86.1 million loss on derivatives, net.

b.	$4.2 million loss on extinguishment of debt as a result of the redemption of $150.0 million aggregate principal amount of 7.50% Senior Notes.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CARRIZO OIL & GAS, INC.

By:	/s/ David L. Pitts
David L. Pitts
Vice President and Chief Financial Officer
Date: February 28, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ S.P. Johnson IV	President, Chief Executive Officer and Director	February 28, 2019
S. P. Johnson IV	(Principal Executive Officer)

/s/ David L. Pitts	Vice President and Chief Financial Officer	February 28, 2019
David L. Pitts	(Principal Financial Officer)

/s/ Gregory F. Conaway	Vice President and Chief Accounting Officer	February 28, 2019
Gregory F. Conaway	(Principal Accounting Officer)

/s/ Steven A. Webster	Chairman of the Board	February 28, 2019
Steven A. Webster

/s/ Frances Aldrich Sevilla-Sacasa	Director	February 28, 2019
Frances Aldrich Sevilla-Sacasa

/s/ Thomas L. Carter, Jr.	Director	February 28, 2019
Thomas L. Carter, Jr.

/s/ Robert F. Fulton	Director	February 28, 2019
Robert F. Fulton

/s/ F. Gardner Parker	Director	February 28, 2019
F. Gardner Parker

/s/ Roger A. Ramsey	Director	February 28, 2019
Roger A. Ramsey

/s/ Frank A. Wojtek	Director	February 28, 2019
Frank A. Wojtek

S-1