Form 10-Q
period 2019-06-30
CARRIZO OIL & GAS INC
filed 2019-08-08
CIK 1040593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from             to
Commission File Number: 000-29187-87
CARRIZO OIL & GAS, INC.
(Exact name of registrant as specified in its charter)
____________________________________________________________________________

Texas				76-0415919
(State or other jurisdiction of incorporation or organization)				(IRS Employer Identification No.)

500 Dallas Street,	Suite 2300,	Houston,	Texas	77002
(Address of principal executive offices)				(Zip Code)
(713) 328-1000
(Registrant’s telephone number)
____________________________________________________________________________
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
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of August 2, 2019 was 92,552,930.

Part I. Financial Information
Item 1. Consolidated Financial Statements (Unaudited)
CARRIZO OIL & GAS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$2,282	$2,282
Accounts receivable, net	98,444	99,723
Derivative assets	13,621	39,904
Other current assets	9,472	8,460
Total current assets	123,819	150,369
Property and equipment
Oil and gas properties, full cost method
Proved properties, net	2,587,341	2,333,470
Unproved properties, not being amortized	656,976	673,833
Other property and equipment, net	11,188	11,221
Total property and equipment, net	3,255,505	3,018,524
Deferred income taxes	177,723	—
Operating lease right-of-use assets	64,615	—
Other long-term assets	13,666	16,207
Total Assets	$3,635,328	$3,185,100

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$102,943	$98,811
Revenues and royalties payable	54,662	49,003
Accrued capital expenditures	74,005	60,004
Accrued interest	18,700	18,377
Derivative liabilities	64,751	55,205
Operating lease liabilities	34,049	—
Other current liabilities	51,430	40,609
Total current liabilities	400,540	322,009
Long-term debt	1,731,418	1,633,591
Asset retirement obligations	22,111	18,360
Operating lease liabilities	36,526	—
Deferred income taxes	8,218	8,017
Other long-term liabilities	20,101	47,797
Total liabilities	2,218,914	2,029,774
Commitments and contingencies
Preferred stock
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 200,000 issued and outstanding as of June 30, 2019 and December 31, 2018	176,056	174,422
Shareholders’ equity
Common stock, $0.01 par value, 180,000,000 shares authorized; 92,552,930 issued and outstanding as of June 30, 2019 and 91,627,738 issued and outstanding as of December 31, 2018	926	916
Additional paid-in capital	2,132,131	2,131,535
Accumulated deficit	(892,699)	(1,151,547)
Total shareholders’ equity	1,240,358	980,904
Total Liabilities and Shareholders’ Equity	$3,635,328	$3,185,100
The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues
Crude oil	$245,212	$229,798	$447,956	$424,717
Natural gas liquids	14,159	21,269	30,996	38,171
Natural gas	5,596	12,906	19,055	26,365
Total revenues	264,967	263,973	498,007	489,253

Costs and Expenses
Lease operating	44,514	35,151	86,545	74,424
Production and ad valorem taxes	17,793	16,127	32,687	28,675
Depreciation, depletion and amortization	80,766	72,430	156,088	136,897
General and administrative, net	17,301	18,265	42,033	45,557
(Gain) loss on derivatives, net	(20,449)	67,714	62,835	97,310
Interest expense, net	18,024	15,599	34,475	31,116
Loss on extinguishment of debt	—	—	—	8,676
Other (income) expense, net	(2,766)	2,895	1,592	2,995
Total costs and expenses	155,183	228,181	416,255	425,650

Income Before Income Taxes	109,784	35,792	81,752	63,603
Income tax (expense) benefit	(2,299)	(483)	177,096	(802)
Net Income	$107,485	$35,309	$258,848	$62,801
Dividends on preferred stock	(4,452)	(4,474)	(8,812)	(9,337)
Accretion on preferred stock	(833)	(740)	(1,634)	(1,493)
Loss on redemption of preferred stock	—	—	—	(7,133)
Net Income Attributable to Common Shareholders	$102,200	$30,095	$248,402	$44,838

Net Income Attributable to Common Shareholders Per Common Share
Basic	$1.10	$0.37	$2.70	$0.55
Diluted	$1.10	$0.36	$2.69	$0.54

Weighted Average Common Shares Outstanding
Basic	92,497	82,058	92,121	81,802
Diluted	92,700	83,853	92,479	83,240
The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended June 30, 2019 and 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance as of March 31, 2019	92,503,562	$925	$2,130,989	($1,000,184)	$1,131,730
Stock-based compensation expense	—	—	6,428	—	6,428
Issuance of common stock upon grants of restricted stock awards and vestings of restricted stock units and performance shares	49,368	1	(1)	—	—
Dividends on preferred stock	—	—	(4,452)	—	(4,452)
Accretion on preferred stock	—	—	(833)	—	(833)
Net income	—	—	—	107,485	107,485
Balance as of June 30, 2019	92,552,930	$926	$2,132,131	($892,699)	$1,240,358

Balance as of March 31, 2018	82,065,561	$821	$1,918,942	($1,528,482)	$391,281
Stock-based compensation expense	—	—	5,110	—	5,110
Issuance of common stock upon grants of restricted stock awards and vestings of restricted stock units and performance shares	41,983	—	(18)	—	(18)
Dividends on preferred stock	—	—	(4,474)	—	(4,474)
Accretion on preferred stock	—	—	(740)	—	(740)
Net income	—	—	—	35,309	35,309
Balance as of June 30, 2018	82,107,544	$821	$1,918,820	($1,493,173)	$426,468

	Six Months Ended June 30, 2019 and 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	91,627,738	$916	$2,131,535	($1,151,547)	$980,904
Stock-based compensation expense	—	—	11,052	—	11,052
Issuance of common stock upon grants of restricted stock awards and vestings of restricted stock units and performance shares	925,192	10	(10)	—	—
Dividends on preferred stock	—	—	(8,812)	—	(8,812)
Accretion on preferred stock	—	—	(1,634)	—	(1,634)
Net income	—	—	—	258,848	258,848
Balance as of June 30, 2019	92,552,930	$926	$2,132,131	($892,699)	$1,240,358

Balance as of December 31, 2017	81,454,621	$815	$1,926,056	($1,555,974)	$370,897
Stock-based compensation expense	—	—	10,757	—	10,757
Issuance of common stock upon grants of restricted stock awards and vestings of restricted stock units and performance shares	652,923	6	(30)	—	(24)
Dividends on preferred stock	—	—	(9,337)	—	(9,337)
Accretion on preferred stock	—	—	(1,493)	—	(1,493)
Loss on redemption of preferred stock	—	—	(7,133)	—	(7,133)
Net income	—	—	—	62,801	62,801
Balance as of June 30, 2018	82,107,544	$821	$1,918,820	($1,493,173)	$426,468
The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows From Operating Activities
Net income	$258,848	$62,801
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	156,088	136,897
Loss on derivatives, net	62,835	97,310
Cash paid for commodity derivative settlements, net	(7,160)	(38,448)
Loss on extinguishment of debt	—	8,676
Stock-based compensation expense, net	7,969	10,724
Deferred income tax (benefit) expense	(177,521)	529
Non-cash interest expense, net	1,271	1,262
Other, net	2,079	3,975
Changes in components of working capital and other assets and liabilities-
Accounts receivable	(7,824)	2,437
Accounts payable	(6,544)	3,878
Accrued liabilities	12,733	(12,883)
Other assets and liabilities, net	(978)	(1,286)
Net cash provided by operating activities	301,796	275,872
Cash Flows From Investing Activities
Capital expenditures	(362,478)	(430,639)
Acquisitions of oil and gas properties	8,222	—
Proceeds from divestitures of oil and gas properties	6,034	345,789
Other, net	(38)	(1,096)
Net cash used in investing activities	(348,260)	(85,946)
Cash Flows From Financing Activities
Redemptions of senior notes	—	(330,435)
Redemption of preferred stock	—	(50,030)
Borrowings under credit agreement	898,890	1,126,856
Repayments of borrowings under credit agreement	(801,993)	(933,156)
Payments of credit facility amendment fees	(613)	(627)
Payments of dividends on preferred stock	(8,812)	(9,337)
Cash paid for settlements of contingent consideration arrangements, net	(40,000)	—
Other, net	(1,008)	(638)
Net cash provided by (used in) financing activities	46,464	(197,367)
Net Decrease in Cash and Cash Equivalents	—	(7,441)
Cash and Cash Equivalents, Beginning of Period	2,282	9,540
Cash and Cash Equivalents, End of Period	$2,282	$2,099
The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. Nature of Operations
Carrizo Oil & Gas, Inc. is a Houston-based energy company which, together with its subsidiaries (collectively, the “Company” or “Carrizo”), is actively engaged in the exploration, development, and production of crude oil, NGLs, and natural gas from resource plays located in the United States. The Company’s current operations are principally focused in proven, producing oil and gas plays in the Eagle Ford Shale in South Texas and the Permian Basin in West Texas.
Proposed Merger of the Company with Callon
On July 14, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Callon Petroleum Company, a Delaware corporation (“Callon”). Pursuant to the Merger Agreement, the Company will be merged with and into Callon, with Callon continuing as the surviving entity (the “Merger”). The Merger was structured as a direct merger with the closing expected to occur in the fourth quarter of 2019.
On and subject to the terms and conditions set forth in the Merger Agreement, upon closing of the Merger, each share of Carrizo’s common stock, par value $0.01 per share, issued and outstanding immediately prior to the effective time of the Merger will automatically be converted into the right to receive 2.05 shares of Callon’s common stock, par value $0.01 per share (the “Exchange Ratio”). Callon’s common stock is listed and traded on the New York Stock Exchange (the “NYSE”) under the ticker symbol CPE. Pursuant to the Merger Agreement, three members of the Company’s board of directors will become directors of Callon immediately after the effective time of the Merger.
Pursuant to the terms of the Merger Agreement, each issued and outstanding share of the Company’s 8.875% redeemable preferred stock, par value $0.01 per share (the “Preferred Stock”), will either be converted into the right to receive one share of 8.875% redeemable preferred stock, par value $0.01 per share, of Callon, which will have substantially the same terms as the Preferred Stock or will be redeemed for an amount in cash specified in the Merger Agreement (the “Preferred Redemption”). Callon is obligated to deposit the amount required to effect the Preferred Redemption (the “Preferred Deposit”) no later than the open of business on the date of the closing of the Merger, though the Company is permitted to fund such amount if Callon fails to do so.
In connection with the proposed Merger, restricted stock awards and units and performance shares that are outstanding immediately prior to closing will generally become vested and converted into shares of Callon common stock based on the Exchange Ratio. Stock appreciation rights that will be settled in cash (“Cash SARs”) that are outstanding immediately prior to the closing will be canceled and converted into a vested stock appreciation right covering shares of Callon common stock, with the calculation of such conversion described in the Merger Agreement.
The completion of the Merger is subject to certain customary mutual closing conditions, including (i) the receipt of the required approvals from the shareholders of the Company and Callon, (ii) either (a) the approval by the holders of Preferred Stock or (b) the Preferred Deposit having been deposited and the Preferred Redemption having occurred, (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), which was terminated effective August 6, 2019, and (iv) the receipt by each party of a customary opinion that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986. The obligation of each party to complete the Merger is also conditioned upon the other party’s representations and warranties being true and correct, subject to certain materiality exceptions, and the other party having performed in all material respects its obligations under the Merger Agreement.
The Merger Agreement contains termination rights for each of the Company and Callon, including, among other things, (i) by either the Company or Callon if the other party’s board of directors changes its recommendation with respect to the transactions contemplated by the Merger Agreement or if the other party willfully breaches the covenant not to solicit alternative business combination proposals from third parties, (ii) by the Company, if its board of directors changes its recommendation with respect to the transactions contemplated by the Merger Agreement and substantially concurrently the Company enters into an acquisition agreement providing for a Company Superior Proposal, as defined in the Merger Agreement, (iii) by the Company or Callon, if the approvals of either their common shareholders shall not have been obtained, (iv) by the Company or Callon, if in certain circumstances, the other party breaches or fails to perform any of its representations, warranties or covenants in the Merger Agreement, and (v) by the Company or Callon, if the Merger shall not have been consummated by February 14, 2020, with a possible extension to April 14, 2020 in certain circumstances. Upon termination of the Merger Agreement under differing specified circumstances, (i) the Company would be required to pay Callon a termination fee of $47.4 million or to reimburse Callon up to $7.5 million in expenses or (ii) Callon would be required to pay the Company a termination fee of $57.0 million or to reimburse the Company up to $7.5 million in expenses.

The capitalized terms which are not defined in this description of the proposed Merger, shall have the meaning given to such terms in the Merger Agreement. Additional information on the proposed Merger is included in the Form 8-K filed with the SEC on July 15, 2019 and in this Quarterly Report on Form 10-Q, including “Part II. Other Information—Item 1A. Risk Factors”.
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
As a result of adopting ASC 842, the Company recorded lease liabilities of approximately $75.2 million and associated ROU assets of approximately $69.1 million on its consolidated balance sheets. The difference between the lease liabilities and ROU assets is due to a rent holiday and lease build-out incentives that were recorded as deferred lease liabilities under legacy lease accounting guidance. The adoption of ASC 842 did not materially change the Company’s consolidated statements of income or consolidated statements of cash flows. See “Note 6. Leases” for further discussion.
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

The transaction price used to recognize revenue is a function of the contract billing terms. Revenue is invoiced by calendar month based on volumes at contractually based rates with payment typically required within 30 days of the end of the production month. At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in “Accounts receivable, net” in the consolidated balance sheets. As of June 30, 2019 and December 31, 2018, receivables from contracts with customers were $76.9 million and $77.1 million, respectively. Taxes assessed by governmental authorities on crude oil, NGL, and natural gas sales are presented separately from such revenues in the consolidated statements of operations.
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
4. Acquisitions and Divestitures of Oil and Gas Properties
2019 Acquisitions and Divestitures
The Company did not have any material acquisitions or divestitures for the three and six months ended June 30, 2019. See “Note 1. Nature of Operations” for details of the proposed Merger which was announced on July 15, 2019.
2018 Acquisitions and Divestitures
Devon Acquisition. On August 13, 2018, the Company entered into a purchase and sale agreement with Devon Energy Production Company, L.P. (“Devon”), a subsidiary of Devon Energy Corporation, to acquire oil and gas properties in the Delaware Basin in Reeves and Ward counties, Texas (the “Devon Properties”) for an agreed upon price of $215.0 million, with an effective date of April 1, 2018, subject to customary purchase price adjustments (the “Devon Acquisition”). The Company paid $21.5 million as a deposit on August 13, 2018, paid $183.4 million upon initial closing on October 17, 2018, and received $8.3 million as a post-closing adjustment on March 28, 2019, for an aggregate purchase price of $196.6 million.
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

Preliminary Purchase Price Allocation
(In thousands)
Assets
Other current assets	$216
Oil and gas properties
Proved properties	47,118
Unproved properties	150,253
Total oil and gas properties	$197,371
Total assets acquired	$197,587

Liabilities
Revenues and royalties payable	$786
Asset retirement obligations	170
Total liabilities assumed	$956
Net Assets Acquired	$196,631

The results of operations for the Devon Acquisition have been included in the Company’s consolidated statements of income since the October 17, 2018 closing date, including total revenues and net income attributable to common shareholders for the three and six months ended June 30, 2019 as shown in the table below:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In thousands)
Total revenues	$4,342	$8,718

Net Income Attributable to Common Shareholders	$2,020	$4,716

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
Niobrara Divestiture. On November 20, 2017, the Company entered into a purchase and sale agreement to sell substantially all of its assets in the Niobrara Formation for an agreed upon price of $140.0 million, with an effective date of October 1, 2017, subject to customary purchase price adjustments. The Company received $14.0 million as a deposit on November 20, 2017, $122.6 million upon closing on January 19, 2018, and paid $1.0 million as a post-closing adjustment on August 14, 2018, for aggregate net proceeds of $135.6 million. As part of this divestiture, the Company agreed to a contingent consideration arrangement (the “Contingent Niobrara Consideration”), which was determined to be an embedded derivative. See “Note 13. Derivative Instruments” and “Note 14. Fair Value Measurements” for further discussion.
The aggregate net proceeds for each of the 2018 divestitures discussed above were recognized as a reduction of proved oil and gas properties with no gain or loss recognized.
5. Property and Equipment, Net
As of June 30, 2019 and December 31, 2018, total property and equipment, net consisted of the following:

	June 30, 2019	December 31, 2018
	(In thousands)
Oil and gas properties, full cost method
Proved properties	$6,685,543	$6,278,321
Accumulated depreciation, depletion and amortization and impairments	(4,098,202)	(3,944,851)
Proved properties, net	2,587,341	2,333,470
Unproved properties, not being amortized
Unevaluated leasehold and seismic costs	580,369	608,830
Capitalized interest	76,607	65,003
Total unproved properties, not being amortized	656,976	673,833
Other property and equipment	30,580	29,191
Accumulated depreciation	(19,392)	(17,970)
Other property and equipment, net	11,188	11,221
Total property and equipment, net	$3,255,505	$3,018,524

Average depreciation, depletion and amortization (“DD&A”) per Boe of proved properties was $13.28 and $13.74 for the three months ended June 30, 2019 and 2018, respectively, and $13.28 and $13.73 for the six months ended June 30, 2019 and 2018, respectively.
The Company capitalized internal costs of employee compensation and benefits, including stock-based compensation, directly associated with acquisition, exploration, and development activities totaling $3.8 million and $6.1 million for the three months ended June 30, 2019 and 2018, respectively, and $12.9 million and $12.7 million for the six months ended June 30, 2019 and 2018, respectively.
Unproved properties, not being amortized, include unevaluated leasehold and seismic costs associated with specific unevaluated properties and related capitalized interest. The Company capitalized interest costs associated with its unproved properties totaling

$8.6 million and $8.7 million for the three months ended June 30, 2019 and 2018, respectively, and $17.6 million and $19.1 million for the six months ended June 30, 2019 and 2018, respectively.
6. Leases
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

The table below presents the components of the Company’s lease costs for the three and six months ended June 30, 2019.

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
	(In thousands)
Components of Lease Costs
Finance lease costs
Amortization of right-of-use assets (1)	$410	$784
Interest on lease liabilities (2)	131	276
Operating lease costs (3)	8,700	22,780
Short-term lease costs (4)	245	463
Variable lease costs (5)	50	152
Total lease costs	$9,536	$24,455

(1)	Included as a component of “Depletion, depreciation and amortization” in the consolidated statements of income.

(2)	Included as a component of “Interest expense, net” in the consolidated statements of income.

(3)
For the three and six months ended June 30, 2019, approximately $6.1 million and $17.6 million are costs associated with drilling rigs and are capitalized to “Oil and gas properties” in the consolidated balance sheets and the other remaining operating lease costs are components of “General and administrative, net” and “Lease operating expense” in the consolidated statements of income.

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

The table below presents supplemental balance sheet information for the Company’s leases as of June 30, 2019.

June 30, 2019
(In thousands)
Leases
Operating leases:
Operating lease ROU assets	$64,615

Current operating lease liabilities	$34,049
Long-term operating lease liabilities	36,526
Total operating lease liabilities	$70,575

Financing leases:
Other property and equipment, at cost	$7,810
Accumulated depreciation	(5,170)
Other property and equipment, net	$2,640

Current financing lease liabilities (1)	$1,918
Long-term financing lease liabilities (2)	1,034
Total financing lease liabilities	$2,952

(1)	Included in “Other current liabilities” in the consolidated balance sheets.

(2)	Included in “Other long-term liabilities” in the consolidated balance sheets.

The table below presents supplemental cash flow information for the Company’s leases for the six months ended June 30, 2019.

Six Months Ended June 30, 2019
(In thousands)
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,338
Investing cash flows from operating leases	$22,896
Operating cash flows from financing leases	$276
Financing cash flows from financing leases	$879

ROU assets obtained in exchange for lease liabilities
Operating leases	$9,404
Financing leases	$1,082

The table below presents the weighted average remaining lease terms and weighted average discount rates for the Company’s leases as of June 30, 2019.

June 30, 2019
Weighted Average Remaining Lease Term (In years)
Operating leases	5.1 years
Financing leases	2.3 years

Weighted Average Discount Rate
Operating leases	8.0%
Financing leases	12.9%

The table below presents the maturity of the Company’s lease liabilities as of June 30, 2019.

	Operating Leases	Financing Leases
	(In thousands)
July - December 2019	$20,842	$1,113
2020	27,856	1,475
2021	7,726	275
2022	3,697	234
2023	3,680	232
2024 and Thereafter	21,608	39
Total lease payments	85,409	3,368
Less: Imputed interest	(14,834)	(416)
Total lease liabilities	$70,575	$2,952

7. Income Taxes
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

The Company’s income tax (expense) benefit differed from the income tax (expense) benefit computed by applying the U.S. federal statutory corporate income tax rate of 21% for the three and six months ended June 30, 2019 and 2018, to income before income taxes as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Income before income taxes	$109,784	$35,792	$81,752	$63,603
Income tax expense at the U.S. federal statutory rate	(23,055)	(7,517)	(17,168)	(13,357)
State income tax expense, net of U.S. federal income tax benefit	(874)	(487)	(626)	(806)
Tax deficiencies related to stock-based compensation	(176)	(16)	(2,114)	(2,542)
(Recapture) release of valuation allowance	(1,423)	—	177,723	—
Decrease in valuation allowance due to current period activity	23,211	8,048	19,273	16,449
Other	18	(511)	8	(546)
Income tax (expense) benefit	($2,299)	($483)	$177,096	($802)

Deferred Tax Asset Valuation Allowance
The deferred tax asset valuation allowance was $45.9 million and $242.9 million as of June 30, 2019 and December 31, 2018, respectively. Throughout 2018, the Company maintained a full valuation allowance against its deferred tax assets based on its conclusion, considering all available evidence (both positive and negative), that it was more likely than not that the deferred tax assets would not be realized. A significant item of objective negative evidence considered was the cumulative pre-tax loss incurred over the three-year period ended December 31, 2018, primarily due to impairments of proved oil and gas properties recognized in the first three quarters of 2016. As of March 31, 2019 and June 30, 2019, the Company is in a cumulative three-year pre-tax income position. Based on this factor, as well as other positive evidence including projected future taxable income for the current and future years, the Company concluded that it is more likely than not that the deferred tax assets would be realized and released $179.1 million of the valuation allowance during the first quarter of 2019. During the second quarter of 2019, the Company reduced the prior valuation allowance release by $1.4 million as a result of updating the Company’s forecasted taxable income for 2019 bringing the cumulative release of the valuation allowance to $177.7 million. The reduction of the release of the valuation allowance in the second quarter of 2019 is recognized as a decrease in deferred tax assets and an increase in income tax expense, while the cumulative release of the valuation allowance for the six months ended June 30, 2019 is recognized as an increase in deferred tax assets and an income tax benefit.
8. Long-Term Debt
Long-term debt consisted of the following as of June 30, 2019 and December 31, 2018:

	June 30, 2019	December 31, 2018
	(In thousands)
Senior Secured Revolving Credit Facility due 2022	$841,328	$744,431
6.25% Senior Notes due 2023	650,000	650,000
Unamortized debt issuance costs for 6.25% Senior Notes	(6,180)	(6,878)
8.25% Senior Notes due 2025	250,000	250,000
Unamortized debt issuance costs for 8.25% Senior Notes	(3,730)	(3,962)
Long-term debt	$1,731,418	$1,633,591

Senior Secured Revolving Credit Facility
The Company has a senior secured revolving credit facility with a syndicate of banks that, as of June 30, 2019, had a borrowing base of $1.35 billion, with an elected commitment amount of $1.25 billion, and borrowings outstanding of $841.3 million at a weighted average interest rate of 4.14%. The credit agreement governing the revolving credit facility provides for interest-only payments until May 4, 2022, when the credit agreement matures and any outstanding borrowings are due. The borrowing base under the credit agreement is subject to regular redeterminations in the spring and fall of each year, as well as special redeterminations described in the credit agreement, which in each case may reduce the amount of the borrowing base. The amount the Company is able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the credit agreement. The capitalized terms which are not defined in this description of the revolving credit facility, shall have the meaning given to such terms in the credit agreement.

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

The Company is subject to certain covenants under the terms of the credit agreement, which include the maintenance of the following financial covenants determined as of the last day of each quarter: (1) a ratio of Total Debt to EBITDA of not more than 4.00 to 1.00 and (2) a Current Ratio of not less than 1.00 to 1.00. As defined in the credit agreement, Total Debt excludes debt issuance costs and is net of cash and cash equivalents, EBITDA is calculated based on the last four fiscal quarters after giving pro forma effect to EBITDA for material acquisitions and divestitures of oil and gas properties, and the Current Ratio includes an add back of the unused portion of lender commitments and excludes the Contingent ExL Consideration, which is described in “Note 13. Derivative Instruments.” As of June 30, 2019, the ratio of Total Debt to EBITDA was 2.40 to 1.00 and the Current Ratio was 1.73 to 1.00. Because the financial covenants are determined as of the last day of each quarter, the ratios can fluctuate significantly period to period as the level of borrowings outstanding under the credit agreement are impacted by the timing of cash flows from operations, capital expenditures, acquisitions and divestitures of oil and gas properties and securities offerings.
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
Due to the proposed Merger, our regular redetermination scheduled for the fall of 2019 was postponed to occur on or about February 14, 2020.
Senior Notes
During the first quarter of 2018, the Company redeemed $320.0 million of the outstanding aggregate principal amount of its 7.50% Senior Notes at a price equal to 101.875% of par. The Company paid a total of $336.9 million upon the redemptions, which included redemption premiums of $6.0 million and accrued and unpaid interest of $10.9 million. The redemptions were funded primarily from the net proceeds received from the divestitures in Eagle Ford and Niobrara in the first quarter of 2018. See “Note 4. Acquisitions and Divestitures of Oil and Gas Properties” for further details of these divestitures. As a result of the redemptions, the Company recorded a loss on extinguishment of debt of $8.7 million, which included the redemption premiums of $6.0 million and the write-off of associated unamortized premiums and debt issuance costs of $2.7 million.
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
10. Preferred Stock and Common Stock Warrants
See “Note 1. Nature of Operations” for discussion of the impact to the Preferred Stock as a result of the proposed Merger.
On August 10, 2017, the Company closed on the issuance and sale in a private placement of (i) $250.0 million initial liquidation preference (250,000 shares) of Preferred Stock and (ii) warrants for 2,750,000 shares of the Company’s common stock, with a term of ten years and an exercise price of $16.08 per share, exercisable only on a net share settlement basis (the “Warrants”), for a cash purchase price equal to $970.00 per share of Preferred Stock, to certain funds managed or sub-advised by GSO Capital Partners LP and its affiliates.
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
The table below sets forth a reconciliation of changes in the carrying amount of Preferred Stock for the six months ended June 30, 2019 and 2018.

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Preferred Stock, beginning of period	$174,422	$214,262
Redemption of Preferred Stock	—	(42,897)
Accretion on Preferred Stock	1,634	1,493
Preferred Stock, end of period	$176,056	$172,858

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

11. Stock-Based Compensation
See “Note 1. Nature of Operations” for discussion of the impact to the Company’s restricted stock awards and units, performance shares, and Cash SARs as a result of the proposed Merger.
At the Company’s annual meeting on May 16, 2019, the shareholders approved the proposal to amend and restate the 2017 Incentive Plan of Carrizo Oil & Gas, Inc. (the “A&R 2017 Incentive Plan”),which included an increase to the number of shares available for issuance under the A&R 2017 Incentive Plan. As of June 30, 2019, there were 3,164,691 shares of common stock available for grant under the A&R 2017 Incentive Plan assuming all future grants will be full value stock awards. The Company has not granted stock appreciation rights to be settled in shares of common stock and has no outstanding stock options. See “Note 11. Stock-Based Compensation” of the Notes to Consolidated Financial Statements in the 2018 Annual Report for details of the Company’s equity-based incentive plans.
Restricted Stock Awards and Units
The table below summarizes restricted stock award and unit activity for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019		2018
	Restricted Stock Awards and Units	Weighted Average Grant Date Fair Value	Restricted Stock Awards and Units	Weighted Average Grant Date Fair Value
Unvested, beginning of period	3,320,060	$14.16	2,263,830	$19.15
Granted	115,936	$11.90	1,250	$15.43
Vested	(52,639)	$25.20	(43,992)	$25.76
Forfeited	(47,464)	$12.05	(9,915)	$18.04
Unvested, end of period	3,335,893	$13.94	2,211,173	$19.02

	Six Months Ended June 30,
	2019		2018
	Restricted Stock Awards and Units	Weighted Average Grant Date Fair Value	Restricted Stock Awards and Units	Weighted Average Grant Date Fair Value
Unvested, beginning of period	2,266,667	$19.28	1,482,655	$28.07
Granted	2,034,619	$11.06	1,348,415	$14.68
Vested	(904,973)	$20.91	(608,904)	$31.43
Forfeited	(60,420)	$13.14	(10,993)	$19.17
Unvested, end of period	3,335,893	$13.94	2,211,173	$19.02

Grant activity for the three months ended June 30, 2019 primarily consisted of restricted stock units to non-employee directors for their service for the 2019-2020 director term. These grants to the non-employee directors vest on the earlier of the date of the 2020 Annual Meeting of Shareholders and June 30, 2020. Grant activity for the six months ended June 30, 2019 primarily consisted of restricted stock units to employees as part of the annual grant of long-term equity incentive awards that occurred in the first quarter of each of the years presented in the table above. These restricted stock units vest ratably over an approximate three-year period.
As a result of the approval of the A&R 2017 Incentive Plan by shareholders, the Compensation Committee determined that the Company would settle the restricted stock units granted in the first quarter of 2019 in common stock rather than cash upon vesting. As such, the Company modified these restricted stock units, which were previously accounted for as liability awards to equity awards and reclassified the fair value of these awards to shareholders’ equity in the consolidated balance sheets.
The aggregate fair value of restricted stock awards and units that vested during the three months ended June 30, 2019 and 2018 was $0.7 million and $1.0 million, respectively, and $10.5 million and $9.9 million for the six months ended June 30, 2019 and 2018, respectively. As of June 30, 2019 and 2018, unrecognized compensation costs related to unvested restricted stock awards and units were $38.3 million and $30.5 million, respectively, to be recognized over a weighted average period of 2.2 years.

Cash SARs
There was no activity for Cash SARs for the three months ended June 30, 2019 and 2018. The table below summarizes the activity for Cash SARs for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019			2018
	Cash SARs	Weighted Average Exercise Prices	Weighted Average Remaining Life (In years)	Cash SARs	Weighted Average Exercise Prices	Weighted Average Remaining Life (In years)
Outstanding, beginning of period	1,330,924	$21.35		714,238	$27.12
Granted	770,775	$10.98		616,686	$14.67
Exercised	—	$—		—	$—
Forfeited	—	$—		—	$—
Expired	—	$—		—	$—
Outstanding, end of period	2,101,699	$17.55	4.9	1,330,924	$21.35	4.8
Vested, end of period	919,800	$24.34		543,018	$27.18
Vested and exercisable, end of period	—	$24.34	3.0	543,018	$27.18	3.0
Grant activity consisted of Cash SARs to certain employees as part of the annual grant of long-term equity incentive awards that occurred in the first quarter of each of the years presented in the table above. The Cash SARs granted in the first quarter of 2019 and 2018 vest ratably over an approximate three-year period and expire approximately seven years from the grant date.
The grant date fair value of the Cash SARs, calculated using the Black-Scholes-Merton option pricing model, was $4.6 million and $4.9 million for the six months ended June 30, 2019 and 2018. The following table summarizes the assumptions used and the resulting grant date fair value of the Cash SARs granted during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Expected term (in years)	6.1	6.0
Expected volatility	56.0%	54.3%
Risk-free interest rate	2.6%	2.8%
Dividend yield	—%	—%
Grant date fair value per Cash SAR	$6.00	$7.89

The aggregate intrinsic value of Cash SARs outstanding as of June 30, 2019 and 2018 was zero and $9.1 million, respectively, and the aggregate intrinsic value of Cash SARs vested and exercisable as of June 30, 2019 and 2018 was zero and $0.5 million. As of June 30, 2019 and December 31, 2018, the liabilities for Cash SARs were $2.1 million and $1.8 million, all of which was classified as “Other current liabilities,” in the respective consolidated balance sheets. As of June 30, 2019 and 2018, unrecognized compensation costs related to unvested Cash SARs were $5.1 million and $11.3 million, respectively, to be recognized over a weighted average period of 2.4 years and 2.6 years, respectively.

Performance Shares
There was no performance share activity for the three months ended June 30, 2019 and 2018. The table below summarizes performance share activity for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
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
Grant activity consisted of performance shares as part of the annual grant of long-term equity incentive awards to certain employees that occurred in the first quarter of 2019 and 2018. Each performance share represents the right to receive one share of common stock, however, the number of performance shares that vest ranges from zero to 200% of the target performance shares granted based on the total shareholder return (“TSR”) of the Company’s common stock relative to the TSR achieved by a specified industry peer group over an approximate three-year performance period, the last day of which is also the vesting date.
The following table presents the results of the Company’s final TSR ranking during the performance periods that ended during the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018
Target performance shares granted	41,651	56,517
Multiplier	75%	88%
Performance shares vested	31,244	49,458
Performance shares that did not vest	10,407	7,059
Aggregate fair value of performance shares vested (In millions)	$0.4	$0.8

For the six months ended June 30, 2019 and 2018, the grant date fair value of the performance shares, calculated using a Monte Carlo simulation, was $1.9 million and $1.8 million, respectively. The following table summarizes the assumptions used and the resulting grant date fair value per performance share for the grant activity during the six months ended June 30, 2019:

	Six Months Ended June 30,
	2019	2018
Number of simulations	500,000	500,000
Expected term (in years)	3.1	3.0
Expected volatility	58.2%	61.5%
Risk-free interest rate	2.5%	2.4%
Dividend yield	—%	—%
Grant date fair value per performance share	$14.20	$19.09

As of June 30, 2019 and 2018, unrecognized compensation costs related to unvested performance shares were $3.1 million and $2.9 million, respectively, to be recognized over a weighted average period of 2.1 years and 2.2 years, respectively.

Stock-Based Compensation Expense, Net
Stock-based compensation expense associated with restricted stock awards and units, Cash SARs, and performance shares, net of amounts capitalized, is included in “General and administrative, net” in the consolidated statements of income. The Company recognized the following stock-based compensation expense, net for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Restricted stock awards and units	$5,358	$4,720	$10,181	$9,804
Cash SARs	(426)	5,788	334	4,373
Performance shares	436	406	871	963
	5,368	10,914	11,386	15,140
Less: amounts capitalized to oil and gas properties	(1,514)	(3,708)	(3,417)	(4,416)
Total stock-based compensation expense, net	$3,854	$7,206	$7,969	$10,724

12. Net Income Attributable to Common Shareholders Per Common Share
The following table summarizes the calculation of net income attributable to common shareholders per common share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Net Income	$107,485	$35,309	$258,848	$62,801
Dividends on preferred stock	(4,452)	(4,474)	(8,812)	(9,337)
Accretion on preferred stock	(833)	(740)	(1,634)	(1,493)
Loss on redemption of preferred stock	—	—	—	(7,133)
Net Income Attributable to Common Shareholders	$102,200	$30,095	$248,402	$44,838

Basic weighted average common shares outstanding	92,497	82,058	92,121	81,802
Dilutive effect of restricted stock and performance shares	203	967	358	798
Dilutive effect of common stock warrants	—	828	—	640
Diluted weighted average common shares outstanding	92,700	83,853	92,479	83,240

Net Income Attributable to Common Shareholders Per Common Share
Basic	$1.10	$0.37	$2.70	$0.55
Diluted	$1.10	$0.36	$2.69	$0.54

The computation of diluted net income attributable to common shareholders per common share excluded restricted stock, performance shares and common stock warrants that were anti-dilutive. The following table presents the weighted average anti-dilutive securities for the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Anti-dilutive restricted stock and performance shares	3,077	16	1,526	19
Anti-dilutive common stock warrants	2,750	—	2,750	—
Total weighted average anti-dilutive securities	5,827	16	4,276	19

13. Derivative Instruments
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

As of June 30, 2019, the Company had the following outstanding commodity derivative instruments at weighted average contract volumes and prices:

Commodity	Period	Type of Contract	Index	Volumes (Bbls per day)	Fixed Price ($ per Bbl)	Sub-Floor Price ($ per Bbl)	Floor Price ($ per Bbl)	Ceiling Price ($ per Bbl)	Fixed Price Differential ($ per Bbl)
Crude oil	3Q19	Price Swaps	NYMEX WTI	5,000	$64.80	—	—	—	—
Crude oil	3Q19	Three-Way Collars	NYMEX WTI	27,000	—	$41.67	$50.96	$74.23	—
Crude oil	3Q19	Basis Swaps	LLS-WTI Cushing	6,000	—	—	—	—	$5.16
Crude oil	3Q19	Basis Swaps	WTI Midland-WTI Cushing	9,100	—	—	—	—	($4.44)
Crude oil	3Q19	Sold Call Options	NYMEX WTI	3,875	—	—	—	$81.07	—

Crude oil	4Q19	Price Swaps	NYMEX WTI	5,000	$64.80	—	—	—	—
Crude oil	4Q19	Three-Way Collars	NYMEX WTI	27,000	—	$41.67	$50.96	$74.23	—
Crude oil	4Q19	Basis Swaps	WTI Midland-WTI Cushing	9,200	—	—	—	—	($4.64)
Crude oil	4Q19	Sold Call Options	NYMEX WTI	3,875	—	—	—	$81.07	—

Crude oil	2020	Price Swaps	NYMEX WTI	3,000	$55.06	—	—	—	—
Crude oil	2020	Three-Way Collars	NYMEX WTI	12,000	—	$45.63	$55.63	$66.04	—
Crude oil	2020	Basis Swaps	WTI Midland-WTI Cushing	10,658	—	—	—	—	($1.68)
Crude oil	2020	Sold Call Options	NYMEX WTI	4,575	—	—	—	$75.98	—

Crude oil	2021	Basis Swaps	WTI Midland-WTI Cushing	8,000	—	—	—	—	$0.18

Commodity	Period	Type of Contract	Index	Volumes (MMBtu per day)	Fixed Price ($ per MMBtu)	Sub-Floor Price ($ per MMBtu)	Floor Price ($ per MMBtu)	Ceiling Price ($ per MMBtu)	Fixed Price Differential ($ per MMBtu)
Natural gas	3Q19	Basis Swaps	Waha-NYMEX Henry Hub	42,500	—	—	—	—	($1.49)
Natural gas	3Q19	Sold Call Options	NYMEX Henry Hub	33,000		—	—	$3.25	—

Natural gas	4Q19	Basis Swaps	Waha-NYMEX Henry Hub	42,500	—	—	—	—	($1.30)
Natural gas	4Q19	Sold Call Options	NYMEX Henry Hub	33,000		—	—	$3.25	—

Natural gas	2020	Basis Swaps	Waha-NYMEX Henry Hub	29,541	—	—	—	—	($0.77)
Natural gas	2020	Sold Call Options	NYMEX Henry Hub	33,000		—	—	$3.50	—

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
Because each Lender Counterparty has an investment grade credit rating and the Company has obtained a guaranty from each Non-Lender Counterparty’s parent company which has an investment grade credit rating, the Company believes it does not have significant credit risk and accordingly does not currently require its counterparties to post collateral to support the net asset positions of its commodity derivative instruments. Although the Company does not currently anticipate nonperformance from its counterparties, it continually monitors the credit ratings of each Lender Counterparty and each Non-Lender Counterparty’s parent company. As of June 30, 2019, the Company has outstanding commodity derivative instruments with fifteen counterparties to minimize its credit exposure to any individual counterparty.

Contingent Consideration Arrangements
The purchase and sale agreements for the acquisition of properties in the Delaware Basin from ExL Petroleum Management, LLC and ExL Petroleum Operating Inc. (the “ExL Acquisition”) in 2017 and divestitures of the Company’s assets in the Niobrara in 2018, and Marcellus and Utica in 2017, included contingent consideration arrangements that require the Company to pay or entitle the Company to receive specified amounts if commodity prices exceed specified thresholds, which are summarized in the tables below. If the pricing threshold for the respective contingent consideration arrangement is met, the payment is made or received in the first quarter of the following year. See “Note 3. Acquisitions and Divestitures of Oil and Gas Properties” of the Notes to Consolidated Financial Statements in the 2018 Annual Report for further discussion of these transactions. See “—Cash received (paid) for settlements of contingent consideration arrangements, net” below for discussion of the settlements that occurred during the first quarter of 2019.
Contingent ExL Consideration

	Year	Threshold (1)	Period Cash Flow Occurs	Statement of Cash Flows Presentation	Contingent Payment - Annual	Remaining Contingent Payments - Aggregate Limit	Acquisition Date Fair Value
					(In thousands)
							($52,300)

Actual Settlement	2018	$50.00	1Q19	Financing	($50,000)

Remaining Potential Settlements	2019-2021	50.00	(2)	(2)	(50,000)	($75,000)

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

Contingent Niobrara Consideration

	Year	Threshold (1)	Period Cash Flow Occurs	Statement of Cash Flows Presentation	Contingent Receipt - Annual	Remaining Contingent Payments - Aggregate Limit	Divestiture Date Fair Value
					(In thousands)
							$7,880

Actual Settlement	2018	$55.00	1Q19	Financing	$5,000

Remaining Potential Settlements	2019	55.00	1Q20	(2)	5,000	$10,000
	2020	60.00	1Q21	(2)	5,000

(1)	The price used to determine whether the specified threshold for each year has been met is the average daily closing spot price per barrel of WTI crude oil as measured by the U.S. EIA.

(2)
If the commodity price threshold is reached, $2.9 million of the next contingent receipt will be presented in cash flows from financing activities with the remainder, as well as all subsequent contingent receipts, presented in cash flows from operating activities.

Contingent Marcellus Consideration

	Year	Threshold (1)	Period Cash Flow Occurs	Statement of Cash Flows Presentation	Contingent Receipt - Annual	Remaining Contingent Payments - Aggregate Limit	Divestiture Date Fair Value
					(In thousands)
							$2,660

Actual Settlement	2018	$3.13	1Q19	N/A	$—

Remaining Potential Settlements	2019	3.18	1Q20	(2)	3,000	$6,000
	2020	3.30	1Q21	(2)	3,000

(1)
The price used to determine whether the specified threshold for each year has been met is the average monthly settlement price per MMBtu of Henry Hub natural gas for the next calendar month, as determined on the last business day preceding each calendar month as measured by the CME Group Inc.

(2)
For the first quarter of 2019, there was no settlement for the Contingent Marcellus Consideration. Therefore, if the commodity price threshold is reached, $2.7 million of the contingent receipt will be presented in cash flows from financing activities with the remainder, as well as all subsequent contingent receipts, presented in cash flows from operating activities.

Contingent Utica Consideration

	Year	Threshold (1)	Period Cash Flow Occurs	Statement of Cash Flows Presentation	Contingent Receipt - Annual	Remaining Contingent Payments - Aggregate Limit	Divestiture Date Fair Value
					(In thousands)
							$6,145

Actual Settlement	2018	$50.00	1Q19	Financing	$5,000

Remaining Potential Settlements	2019	53.00	1Q20	(2)	5,000	$10,000
	2020	56.00	1Q21	(2)	5,000

(1)	The price used to determine whether the specified threshold for each year has been met is the average daily closing spot price per barrel of WTI crude oil as measured by the U.S. EIA.

(2)
If the commodity price threshold is reached, $1.1 million of the next contingent receipt will be presented in cash flows from financing activities with the remainder, as well as all subsequent contingent receipts, presented in cash flows from operating activities.

Derivative Assets and Liabilities
The derivative instrument asset and liability fair values recorded in the consolidated balance sheets as of June 30, 2019 and December 31, 2018 are summarized below:

	June 30, 2019
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
	(In thousands)
Commodity derivative instruments	$21,704	($15,582)	$6,122
Contingent Niobrara Consideration	3,409	—	3,409
Contingent Marcellus Consideration	3	—	3
Contingent Utica Consideration	4,087	—	4,087
Derivative assets	$29,203	($15,582)	$13,621
Commodity derivative instruments	10,303	(8,243)	2,060
Contingent Niobrara Consideration	1,538	—	1,538
Contingent Marcellus Consideration	447	—	447
Contingent Utica Consideration	1,970	—	1,970
Other long-term assets	$14,258	($8,243)	$6,015

Commodity derivative instruments	($26,390)	$8,024	($18,366)
Deferred premium obligations	(7,558)	7,558	—
Contingent ExL Consideration	(46,385)	—	(46,385)
Derivative liabilities-current	($80,333)	$15,582	($64,751)
Commodity derivative instruments	(10,988)	6,474	(4,514)
Deferred premium obligations	(1,769)	1,769	—
Contingent ExL Consideration	(14,413)	—	(14,413)
Other long-term liabilities	($27,170)	$8,243	($18,927)

	December 31, 2018
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
	(In thousands)
Commodity derivative instruments	$50,406	($20,502)	$29,904
Contingent Niobrara Consideration	5,000	—	5,000
Contingent Utica Consideration	5,000	—	5,000
Derivative assets	$60,406	($20,502)	$39,904
Commodity derivative instruments	6,083	(4,236)	1,847
Contingent Niobrara Consideration	2,035	—	2,035
Contingent Marcellus Consideration	1,369	—	1,369
Contingent Utica Consideration	2,501	—	2,501
Other long-term assets	$11,988	($4,236)	$7,752

Commodity derivative instruments	($15,345)	$10,140	($5,205)
Deferred premium obligations	(10,362)	10,362	—
Contingent ExL Consideration	(50,000)	—	(50,000)
Derivative liabilities-current	($75,707)	$20,502	($55,205)
Commodity derivative instruments	(10,751)	518	(10,233)
Deferred premium obligations	(3,718)	3,718	—
Contingent ExL Consideration	(30,584)	—	(30,584)
Other long-term liabilities	($45,053)	$4,236	($40,817)

See “Note 14. Fair Value Measurements” for additional information regarding the fair value of the Company’s derivative instruments.
(Gain) loss on derivatives, net
The components of “(Gain) loss on derivatives, net” in the consolidated statements of income for the three and six months ended June 30, 2019 and 2018 are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
(Gain) loss on derivatives, net
Crude oil	($20,915)	$53,437	$41,846	$82,948
NGL	—	6,564	(6)	4,799
Natural gas	(1,600)	153	(3,670)	(2,892)
Contingent ExL Consideration	1,215	10,600	30,214	16,430
Contingent Niobrara Consideration	265	(1,705)	(2,912)	(2,090)
Contingent Marcellus Consideration	438	205	919	675
Contingent Utica Consideration	148	(1,540)	(3,556)	(2,560)
(Gain) loss on derivatives, net	($20,449)	$67,714	$62,835	$97,310

Cash received (paid) for derivative settlements, net
There were no settlements of contingent consideration arrangements for the three months ended June 30, 2019. For the six months ended June 30, 2019, the Company paid $50.0 million from the first annual settlement of the Contingent ExL Consideration and received $10.0 million from the first annual settlements of the Contingent Niobrara Consideration and the Contingent Utica Consideration as the specified pricing thresholds for fiscal year 2018 for each contingent consideration arrangement were exceeded. The cash paid and received for those contingent consideration settlements are classified as cash flows from financing activities as each of the settlements were less than their respective acquisition or divestiture date fair values. For the three and six months ended June 30, 2018, there were no settlements of contingent consideration arrangements.
The components of “Cash paid for derivative settlements, net” and “Cash paid for settlements of contingent consideration arrangements, net” in the consolidated statements of cash flows for the three and six months ended June 30, 2019 and 2018 are summarized below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cash Flows From Operating Activities	(In thousands)
Cash received (paid) for commodity derivative settlements, net
Crude oil	($3,698)	($21,210)	($4,018)	($33,333)
NGL	—	(756)	623	(1,188)
Natural gas	1,925	488	1,625	540
Deferred premium obligations	(2,749)	(2,605)	(5,390)	(4,467)
Cash paid for commodity derivative settlements, net	($4,522)	($24,083)	($7,160)	($38,448)

Cash Flows From Financing Activities
Cash received (paid) for settlements of contingent consideration arrangements, net
Contingent ExL Consideration	$—	$—	($50,000)	$—
Contingent Niobrara Consideration	—	—	5,000	—
Contingent Utica Consideration	—	—	5,000	—
Cash paid for settlements of contingent consideration arrangements, net	$—	$—	($40,000)	$—

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables summarize the Company’s derivative instrument assets and liabilities measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018:

	June 30, 2019
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Commodity derivative instruments	$—	$8,182	$—
Contingent Niobrara Consideration	—	4,947	—
Contingent Marcellus Consideration	—	450	—
Contingent Utica Consideration	—	6,057	—

Liabilities
Commodity derivative instruments	$—	($22,880)	$—
Contingent ExL Consideration	—	(60,798)	—

	December 31, 2018
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Commodity derivative instruments	$—	$31,751	$—
Contingent Niobrara Consideration	—	7,035	—
Contingent Marcellus Consideration	—	1,369	—
Contingent Utica Consideration	—	7,501	—

Liabilities
Commodity derivative instruments	$—	($15,438)	$—
Contingent ExL Consideration	—	(80,584)	—

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
See “Note 13. Derivative Instruments” for additional information regarding the contingent consideration arrangements.
The Company had no transfers into Level 1 and no transfers into or out of Level 2 for the six months ended June 30, 2019.
Assets and Liabilities Measured at Fair Value on a Non-Recurring Basis
The fair value measurements of assets acquired and liabilities assumed, other than contingent consideration which is discussed above, are measured as of the acquisition date by a third-party valuation specialist using a discounted cash flow model based on inputs that are not observable in the market and are therefore designated as Level 3 inputs. Significant inputs to the valuation of acquired oil and gas properties include forward oil and gas price curves, estimated volumes of oil and gas reserves, expectations for timing and amount of future development and operating costs, future plugging and abandonment costs, and a risk adjusted discount rate. See “Note 4. Acquisitions and Divestitures of Oil and Gas Properties” for additional discussion.
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
Fair Value of Other Financial Instruments
The Company’s other financial instruments consist of cash and cash equivalents, receivables, payables, and long-term debt. The carrying amounts of cash and cash equivalents, receivables, and payables approximate fair value due to the highly liquid or short-term nature of these instruments. The carrying amount of long-term debt associated with borrowings outstanding under the Company’s revolving credit facility approximates fair value as borrowings bear interest at variable rates. The following table presents the principal amounts of the Company’s senior notes and other long-term debt with the fair values measured using quoted secondary market trading prices which are designated as Level 1 within the valuation hierarchy. See “Note 8. Long-Term Debt” for additional discussion.

	June 30, 2019		December 31, 2018
	Principal Amount	Fair Value	Principal Amount	Fair Value
	(In thousands)
6.25% Senior Notes due 2023	$650,000	$626,438	$650,000	$599,625
8.25% Senior Notes due 2025	250,000	244,063	250,000	244,375

15. Supplemental Cash Flow Information
Supplemental cash flow disclosures and non-cash investing and financing activities are presented below:

	Six Months Ended June 30,
	2019	2018
	(In thousands)
Operating activities:
Cash paid for interest, net of amounts capitalized	$34,475	$29,853
Cash paid for income taxes	590	—

Investing activities:
Increase (decrease) in capital expenditure payables and accruals	$28,428	$35,543

Supplemental non-cash investing activities:
Fair value of contingent consideration assets on date of divestiture	$—	($7,880)
Stock-based compensation expense capitalized to oil and gas properties	3,417	4,416
Asset retirement obligations capitalized to oil and gas properties	3,324	691

Supplemental non-cash financing activities:
Non-cash loss on extinguishment of debt, net	$—	$2,666

16. Subsequent Events
On July 14, 2019, the Company entered into the Merger Agreement with Callon. See “Note 1. Nature of Operations” for further discussion.

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
General Overview
Recent Developments

•
On July 14, 2019, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Callon Petroleum Company (“Callon”). Pursuant to the Merger Agreement, we will be merged with and into Callon, with Callon continuing as the surviving entity (the “Merger”). The closing of the Merger is expected to occur in the fourth quarter of 2019, subject to approvals from the common shareholders of Carrizo and Callon and other certain conditions. Subject to the terms and conditions set forth in the Merger Agreement, upon closing of the Merger, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger will automatically be converted into the right to receive 2.05 shares of Callon’s common stock. See “Note 1. Nature of Operations” and “Part II. Other Information—Item 1A. Risk Factors” for further discussion.

In light of the proposed Merger, we do not, in general, plan to provide or update guidance and long-term outlook information regarding our results of operations during the pendency of the merger. In addition, investors are cautioned not to rely on historical forward-looking statements regarding guidance and long-term outlook information, as they were as of the date provided and were subject to the specific risks and uncertainties that accompanied such statements.
Second Quarter 2019 Highlights

•
Total production for the three months ended June 30, 2019 was 65,643 Boe/d, an increase of 15% from the three months ended June 30, 2018, primarily due to production from new wells in the Eagle Ford and Delaware Basin, partially offset by normal production decline.

•	Operated drilling and completion activity for the three months ended June 30, 2019, along with our drilled but uncompleted and producing wells as of June 30, 2019, are summarized in the table below.

	Three Months Ended June 30, 2019				June 30, 2019
	Drilled		Completed		Drilled But Uncompleted		Producing
Region	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Eagle Ford	11	9.9	30	27.2	23	21.2	580	519.6
Delaware Basin	6	4.7	3	3.0	10	8.5	92	79.7
Total	17	14.6	33	30.2	33	29.7	672	599.3

•	Drilling and completion expenditures for the second quarter of 2019 were $131.1 million, of which approximately 66% were in the Eagle Ford with the balance in the Delaware Basin.

•
We recorded net income attributable to common shareholders for the three months ended June 30, 2019 of $102.2 million, or $1.10 per diluted share, as compared to net income attributable to common shareholders for the three months ended June 30, 2018 of $30.1 million, or $0.36 per diluted share. The increase in net income attributable to common shareholders was driven primarily by a gain on derivatives, net of approximately $20.4 million during the second quarter of 2019 compared to a loss on derivatives, net of approximately $67.7 million during the second quarter of 2018. Although total production for the three months ended June 30, 2019 increased 15% from the three months ended June 30, 2018, the average realized price for the three months ended June 30, 2019 decreased 13% as compared to the three months ended June 30, 2018 resulting in total revenue remaining relatively flat. See “—Results of Operations” below for further details.

Results of Operations
Comparison of Results Between The Three Months Ended June 30, 2019 and 2018 And The Six Months Ended June 30, 2019 and 2018
Production volumes
The following table summarizes total production volumes and daily production volumes for the periods indicated:

	Three Months Ended June 30,		Amount Change Between Periods	Percent Change Between Periods	Six Months Ended June 30,		Amount Change Between Periods	Percent Change Between Periods
	2019	2018			2019	2018
Total production volumes
Crude oil (MBbls)	4,042	3,445	597	17%	7,707	6,517	1,190	18%
NGLs (MBbls)	949	853	96	11%	1,840	1,593	247	16%
Natural gas (MMcf)	5,897	5,372	525	10%	12,015	10,182	1,833	18%
Total barrels of oil equivalent (MBoe)	5,974	5,193	781	15%	11,550	9,807	1,743	18%

Daily production volumes by product
Crude oil (Bbls/d)	44,413	37,860	6,553	17%	42,580	36,008	6,572	18%
NGLs (Bbls/d)	10,429	9,379	1,050	11%	10,168	8,800	1,368	16%
Natural gas (Mcf/d)	64,805	59,029	5,776	10%	66,382	56,252	10,130	18%
Total barrels of oil equivalent (Boe/d)	65,643	57,077	8,566	15%	63,812	54,183	9,629	18%

Daily production volumes by region (Boe/d)
Eagle Ford	41,370	37,039	4,331	12%	40,456	36,335	4,121	11%
Delaware Basin	24,273	19,783	4,490	23%	23,356	17,522	5,834	33%
Other	—	255	(255)	(100%)	—	326	(326)	(100%)
Total barrels of oil equivalent (Boe/d)	65,643	57,077	8,566	15%	63,812	54,183	9,629	18%
The increase in production volumes for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 is primarily due to production from new wells in the Eagle Ford and Delaware Basin, partially offset by normal production decline.
Average realized prices and revenues
The following table summarizes average realized prices and revenues for the periods indicated:

	Three Months Ended June 30,		Amount Change Between Periods	Percent Change Between Periods	Six Months Ended June 30,		Amount Change Between Periods	Percent Change Between Periods
	2019	2018			2019	2018
Average realized prices
Crude oil ($ per Bbl)	$60.67	$66.70	($6.03)	(9%)	$58.12	$65.17	($7.05)	(11%)
NGLs ($ per Bbl)	14.92	24.93	(10.01)	(40%)	16.85	23.96	(7.11)	(30%)
Natural gas ($ per Mcf)	0.95	2.40	(1.45)	(60%)	1.59	2.59	(1.00)	(39%)
Total average realized price ($ per Boe)	$44.35	$50.83	($6.48)	(13%)	$43.12	$49.89	($6.77)	(14%)

Revenues (In thousands)
Crude oil	$245,212	$229,798	$15,414	7%	$447,956	$424,717	$23,239	5%
NGLs	14,159	21,269	(7,110)	(33%)	30,996	38,171	(7,175)	(19%)
Natural gas	5,596	12,906	(7,310)	(57%)	19,055	26,365	(7,310)	(28%)
Total revenues	$264,967	$263,973	$994	—%	$498,007	$489,253	$8,754	2%
The increase in revenues for the three months ended June 30, 2019 compared to the same period in 2018 is primarily due to higher crude oil production, partially offset by lower crude oil, NGL, and natural gas prices.
The increase in revenues for the six months ended June 30, 2019 compared to the same period in 2018 is primarily due to higher crude oil production, partially offset by lower crude oil and NGL prices.

Lease operating expense
The following table summarizes lease operating expense for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	(In thousands, except per Boe amounts)
	Amount	Per Boe	Amount	Per Boe	Amount	Per Boe	Amount	Per Boe
Lease operating expense	$44,514	$7.45	$35,151	$6.77	$86,545	$7.49	$74,424	$7.59
The increase in lease operating expenses for the three months ended June 30, 2019 compared to the same period in 2018 is primarily due to costs associated with increased production. The increase in lease operating expense per Boe is primarily due to increased workover activity primarily in the Eagle Ford.
The increase in lease operating expenses for the six months ended June 30, 2019 compared to the same period in 2018 is primarily due to costs associated with increased production. The decrease in lease operating expense per Boe is primarily due to an increased proportion of production from wells drilled on properties acquired in the ExL Acquisition, which have lower operating costs per Boe than our other Delaware Basin and Eagle Ford properties.
Production and ad valorem taxes
The following table summarizes production and ad valorem taxes for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	(In thousands, except % of revenues amounts)
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Production and ad valorem taxes	$17,793	6.7%	$16,127	6.1%	$32,687	6.6%	$28,675	5.9%
The increase in production and ad valorem taxes, as well as the increase of production and ad valorem taxes as a percent of revenues, for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 is primarily due to increased ad valorem taxes as a result of new wells drilled in the Eagle Ford and Delaware Basin and higher property tax valuations as a result of the increase in crude oil prices during 2018.
Depreciation, depletion and amortization
The following table sets forth the components of our depreciation, depletion and amortization (“DD&A”) expense for the periods indicated:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	(In thousands, except per Boe amounts)
	Amount	Per Boe	Amount	Per Boe	Amount	Per Boe	Amount	Per Boe
DD&A of proved oil and gas properties	$79,352	$13.28	$71,346	$13.74	$153,352	$13.28	$134,676	$13.73
Depreciation of other property and equipment	722	0.12	613	0.12	1,422	0.12	1,194	0.12
Amortization of other assets	198	0.04	140	0.03	418	0.03	374	0.04
Accretion of asset retirement obligations	494	0.08	331	0.06	896	0.08	653	0.07
DD&A	$80,766	$13.52	$72,430	$13.95	$156,088	$13.51	$136,897	$13.96
DD&A expense for the three and six months ended June 30, 2019 increased $8.3 million and $19.2 million, respectively, compared to the three and six months ended June 30, 2018. The increase in DD&A expense is attributable to increased production, partially offset by the decrease in the DD&A rate per Boe. The decrease in the DD&A rate per Boe is due primarily to an increased proportion of proved oil and gas reserves in the Delaware Basin which carry a lower DD&A rate per Boe as compared to our proved oil and gas reserves in the Eagle Ford, as well as decreased future development costs in the Eagle Ford and Delaware Basin subsequent to June 30, 2018.

General and administrative expense, net
The following table summarizes general and administrative expense, net for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
General and administrative expense, net	$17,301	$18,265	$42,033	$45,557
The decrease in general and administrative expense, net for the three months ended June 30, 2019 was primarily due a decrease in stock-based compensation expense, net as a result of a decrease in the fair value of Cash SARs for the three months ended June 30, 2019 as compared to an increase in fair value for the same period in 2018.
The decrease in general and administrative expense, net for the six months ended June 30, 2019 was primarily due to lower annual bonuses awarded in the first quarter of 2019 as compared to the first quarter of 2018 as well as a decrease in stock-based compensation expense, net as a result of a decrease in the fair value of Cash SARs for the six months ended June 30, 2019 as compared to an increase in fair value for the same period in 2018.
(Gain) loss on derivatives, net
The following table sets forth the components of our loss on derivatives, net for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Crude oil derivative instruments	($20,915)	$53,437	$41,846	$82,948
NGL derivative instruments	—	6,564	(6)	4,799
Natural gas derivative instruments	(1,600)	153	(3,670)	(2,892)
Contingent consideration arrangements	2,066	7,560	24,665	12,455
(Gain) loss on derivatives, net	($20,449)	$67,714	$62,835	$97,310
The gain on derivatives, net for the three months ended June 30, 2019 was primarily due to new crude oil derivative instruments executed during the second quarter of 2019 as well as the downward shift in the futures curve of forecasted crude oil and natural gas prices from April 1, 2019 to June 30, 2019 on crude oil and natural gas derivative instruments outstanding at the beginning of the second quarter of 2019.
The loss on derivatives, net for the three months ended June 30, 2018 was primarily due to the upward shift in the futures curve of forecasted crude oil and NGL prices from April 1, 2018 to June 30, 2018 on crude oil and NGL derivative instruments outstanding at the beginning of the second quarter of 2018 and on our Contingent ExL Consideration, partially offset by new crude oil derivative instruments executed during the second quarter of 2018.
The loss on derivatives, net for the six months ended June 30, 2019 was primarily due to the upward shift in the futures curve of forecasted crude oil prices from January 1, 2019 to June 30, 2019 on crude oil derivative instruments outstanding at the beginning of 2019 and on our Contingent ExL Consideration, partially offset by new crude oil and natural gas derivative instruments executed during 2019.
The loss on derivatives, net for the six months ended June 30, 2018 was primarily due to the upward shift in the futures curve of forecasted crude oil and NGL prices from January 1, 2018 to June 30, 2018 on crude oil and NGL derivative instruments outstanding at the beginning of 2018 and on our Contingent ExL Consideration, partially offset by new crude oil derivative instruments executed during 2018 and the downward shift in the futures curve of forecasted natural gas prices from January 1, 2018 to June 30, 2018 on natural gas derivative instruments outstanding at the beginning of 2018.

Interest expense, net
The following table sets forth the components of our interest expense, net for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(In thousands)
Interest expense on Senior Notes	$15,313	$17,767	$30,625	$39,253
Interest expense on revolving credit facility	10,159	5,490	19,213	8,649
Amortization of premiums and debt issuance costs	986	937	1,918	2,040
Other interest expense	138	133	284	270
Interest capitalized	(8,572)	(8,728)	(17,565)	(19,096)
Interest expense, net	$18,024	$15,599	$34,475	$31,116
The increase in interest expense, net for the three and six months ended June 30, 2019 compared to the three and six months ended June 30, 2018 is primarily due to increased borrowings and associated interest expense on our revolving credit facility as well as the decrease in capitalized interest as a result of a lower weighted average interest rate driven by the higher proportion of borrowings on our revolving credit facility, which carries a lower interest rate than the Senior Notes. These increases were partially offset by reduced interest expense as a result of the redemptions of the 7.50% Senior Notes in the first and fourth quarters of 2018.
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
Income taxes and deferred tax assets valuation allowance
During the first quarter of 2019, we concluded that it was more likely than not that our deferred tax assets would be realized and released a portion of the valuation allowance which was reflected in our consolidated statements of income as an income tax benefit. However, for the three months ended June 30, 2019, we recognized income tax expense of $2.3 million, of which $1.4 million was as a result of changes to the forecasted timing of release of the valuation allowance related to current period activity. For the six months ended June 30, 2019, we have released $177.7 million of the valuation allowance which is reflected in our consolidated statements of income as an income tax benefit.
For the three and six months ended June 30, 2018, we recognized income tax expense of $0.5 million and $0.8 million, respectively. The income tax expense for each period was significantly lower than the statutory rate as a result of maintaining a full valuation allowance against our deferred tax assets based on our conclusion that it was more likely than not that the deferred tax assets would not be realized.
Dividends on preferred stock
For both the three months ended June 30, 2019 and 2018, we declared, and paid in cash, dividends of $4.5 million.
For the six months ended June 30, 2019 and 2018, we declared, and paid in cash, dividends of $8.8 million and $9.3 million, respectively.
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
Liquidity and Capital Resources
See “Note 1. Nature of Operations” and “Part II. Other Information—Item 1A. Risk Factors” for discussion regarding the proposed merger of Carrizo with Callon. The Merger Agreement includes restrictions on our ability to take certain actions that, among other things, may affect the matters discussed below in “—Liquidity and Capital Resources”.
2019 DC&I Capital Expenditures. Plan and Funding Strategy. Our 2019 DC&I capital expenditure plan as approved by our board of directors remains unchanged at $525.0 million to $575.0 million, but our expectation of the amount to be spent has been reduced to $500.0 million to $550.0 million as a result of efficiencies that have been achieved to date. We currently intend to finance the remainder of our 2019 DC&I capital expenditure plan primarily from the sources described below under “—Sources and Uses of

Cash.” Our capital program could vary depending upon various factors, including, but not limited to, the availability of drilling rigs and completion crews, the cost of completion services, acquisitions and divestitures of oil and gas properties, land and industry partner issues, our available cash flow and financing, success of drilling programs, weather delays, commodity prices, market conditions, the acquisition of leases with drilling commitments and other factors. The following is a summary of our capital expenditures for the three and six months ended June 30, 2019:

	Three Months Ended		Six Months Ended
	March 31, 2019	June 30, 2019	June 30, 2019
	(In thousands)
DC&I
Eagle Ford	$134,275	$86,514	$220,789
Delaware Basin	80,390	44,567	124,957
Other	52	28	80
Total DC&I	214,717	131,109	345,826
Leasehold and seismic	9,107	3,606	12,713
Total capital expenditures (1)	$223,824	$134,715	$358,539

(1)	Capital expenditures exclude acquisitions of oil and gas properties, capitalized general and administrative expense, capitalized interest expense and asset retirement costs.
Sources and Uses of Cash. Our primary use of cash is related to our DC&I capital expenditures and, to a lesser extent, our leasehold and seismic capital expenditures. For the three and six months ended June 30, 2019, we funded our capital expenditures primarily with cash provided by operations and borrowings under our revolving credit facility. Potential sources of future liquidity include the following:

•
Cash provided by operations. Cash flows from operations are highly dependent on crude oil prices. As such, we hedge a portion of our forecasted production to reduce our exposure to commodity price volatility in order to achieve a more predictable level of cash flows.

•
Borrowings under revolving credit facility. As of July 31, 2019, our revolving credit facility had a borrowing base of $1.35 billion, with an elected commitment amount of $1.25 billion, with $871.4 million of borrowings outstanding. The amount we are able to borrow is subject to compliance with the financial covenants and other provisions of the credit agreement governing our revolving credit facility.

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

Overview of Cash Flow Activities. Net cash provided by operating activities was $301.8 million and $275.9 million for the six months ended June 30, 2019 and 2018, respectively. The increase was driven primarily by an increase in revenues as a result of higher crude oil and NGL production and prices and a decrease in the net cash paid for derivative settlements, partially offset by an increase in operating expenses.
Net cash used in investing activities was $348.3 million and $85.9 million for the six months ended June 30, 2019 and 2018, respectively. The change was primarily due to the proceeds we received in the first quarter of 2018 related to the divestitures in Eagle Ford and Niobrara, partially offset by a decrease in cash paid for capital expenditures.
Net cash provided by financing activities was $46.5 million for the six months ended June 30, 2019 compared to net cash used in financing activities for the six months ended June 30, 2018 of $197.4 million. The change was primarily due to payments for the redemptions of our 7.50% Senior Notes and Preferred Stock during the first quarter of 2018 and decreased borrowings, net of repayments under our revolving credit facility during the first half of 2019, partially offset by net cash paid for settlements of contingent consideration arrangements in January 2019.

Liquidity/Cash Flow Outlook. Cash flows from operations are primarily driven by crude oil production, crude oil prices, and settlements of our crude oil derivatives. We currently believe that cash flows from operations and borrowings under our revolving credit facility will provide adequate financial flexibility and will be sufficient to fund our immediate cash flow requirements.

•
Revolving credit facility. The borrowing base under our revolving credit facility is affected by assumptions of the administrative agent with respect to, among other things, crude oil and, to a lesser extent, natural gas prices. Our borrowing base may decrease if our administrative agent reduces the crude oil and natural gas prices from those used to determine our existing borrowing base. Due to the proposed Merger, our regular redetermination scheduled for the fall of 2019 was postponed to occur on or about February 14, 2020. See “Note 8. Long-Term Debt” and “—Sources and Uses of Cash—Borrowings under revolving credit facility” for further details of our revolving credit facility.

•
Contingent consideration arrangements. As part of the ExL Acquisition, as well as in each of the divestitures of our assets in Niobrara, Marcellus, and Utica, we agreed to contingent consideration arrangements, where we will receive or be required to pay certain amounts if commodity prices are greater than specified thresholds. See “Note 13. Derivative Instruments” for further details of each of these contingent consideration arrangements and “Item 3. Quantitative and Qualitative Disclosures About Market Risk” for details of the sensitivities to commodity price for each contingent consideration arrangement.

•
Commodity derivative instruments. We use commodity derivative instruments to mitigate the effects of commodity price volatility for a portion of our forecasted sales of production and achieve a more predictable level of cash flow.

As of August 2, 2019, we had the following outstanding commodity derivative instruments at weighted average contract volumes and prices:

Commodity	Period	Type of Contract	Index	Volumes (Bbls per day)	Fixed Price ($ per Bbl)	Sub-Floor Price ($ per Bbl)	Floor Price ($ per Bbl)	Ceiling Price ($ per Bbl)	Fixed Price Differential ($ per Bbl)
Crude oil	3Q19	Price Swaps	NYMEX WTI	5,000	$64.80	—	—	—	—
Crude oil	3Q19	Three-Way Collars	NYMEX WTI	27,000	—	$41.67	$50.96	$74.23	—
Crude oil	3Q19	Basis Swaps	LLS-WTI Cushing	6,000	—	—	—	—	$5.16
Crude oil	3Q19	Basis Swaps	WTI Midland-WTI Cushing	9,100	—	—	—	—	($4.44)
Crude oil	3Q19	Sold Call Options	NYMEX WTI	3,875	—	—	—	$81.07	—

Crude oil	4Q19	Price Swaps	NYMEX WTI	5,000	$64.80	—	—	—	—
Crude oil	4Q19	Three-Way Collars	NYMEX WTI	27,000	—	$41.67	$50.96	$74.23	—
Crude oil	4Q19	Basis Swaps	WTI Midland-WTI Cushing	9,200	—	—	—	—	($4.64)
Crude oil	4Q19	Sold Call Options	NYMEX WTI	3,875	—	—	—	$81.07	—

Crude oil	2020	Price Swaps	NYMEX WTI	3,000	$55.06	—	—	—	—
Crude oil	2020	Three-Way Collars	NYMEX WTI	12,000	—	$45.63	$55.63	$66.04	—
Crude oil	2020	Basis Swaps	WTI Midland-WTI Cushing	10,658	—	—	—	—	($1.68)
Crude oil	2020	Sold Call Options	NYMEX WTI	4,575	—	—	—	$75.98	—

Crude oil	2021	Basis Swaps	WTI Midland-WTI Cushing	8,000	—	—	—	—	$0.18

Commodity	Period	Type of Contract	Index	Volumes (MMBtu per day)	Fixed Price ($ per MMBtu)	Sub-Floor Price ($ per MMBtu)	Floor Price ($ per MMBtu)	Ceiling Price ($ per MMBtu)	Fixed Price Differential ($ per MMBtu)
Natural gas	3Q19	Basis Swaps	Waha-NYMEX Henry Hub	42,500	—	—	—	—	($1.49)
Natural gas	3Q19	Sold Call Options	NYMEX Henry Hub	33,000		—	—	$3.25	—

Natural gas	4Q19	Basis Swaps	Waha-NYMEX Henry Hub	42,500	—	—	—	—	($1.30)
Natural gas	4Q19	Sold Call Options	NYMEX Henry Hub	33,000		—	—	$3.25	—

Natural gas	2020	Basis Swaps	Waha-NYMEX Henry Hub	29,541	—	—	—	—	($0.77)
Natural gas	2020	Sold Call Options	NYMEX Henry Hub	33,000		—	—	$3.50	—
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
Contractual Obligations
The following table sets forth estimates of our contractual obligations as of June 30, 2019 (in thousands):

	July - December 2019	2020	2021	2022	2023	2024 and Thereafter	Total
Long-term debt (1)	$—	$—	$—	$841,328	$650,000	$250,000	$1,741,328
Cash interest on senior notes (2)	30,625	61,250	61,250	61,250	40,938	41,250	296,563
Cash interest and commitment fees on revolving credit facility (3)	18,436	36,873	36,873	12,701	—	—	104,883
Operating leases - other (4)	5,401	10,125	6,921	3,697	3,680	21,608	51,432
Operating leases - drilling rig contracts (5)	15,441	17,731	805	—	—	—	33,977
Delivery commitments (6)	1,911	2,807	2,487	30	7	19	7,261
Produced water disposal commitments (7)	9,787	20,894	20,898	20,954	10,471	9,769	92,773
Asset retirement obligations and other (8)	2,714	3,039	629	494	437	21,357	28,670
Total Contractual Obligations	$84,315	$152,719	$129,863	$940,454	$705,533	$344,003	$2,356,887

(1)
Long-term debt consists of the principal amounts of the 6.25% Senior Notes due 2023, the 8.25% Senior Notes due 2025, and borrowings outstanding under our revolving credit facility which matures in 2022.

(2)	Cash interest on senior notes includes cash payments for interest on the 6.25% Senior Notes due 2023 and the 8.25% Senior Notes due 2025.

(3)
Cash interest on our revolving credit facility was calculated using the weighted average interest rate of the outstanding borrowings under the revolving credit facility as of June 30, 2019 of 4.14%. Commitment fees on our revolving credit facility were calculated based on the unused portion of lender commitments as of June 30, 2019, at the applicable commitment fee rate of 0.500%.

(4)
Other operating leases include undiscounted contractual amounts for office space and the use of well equipment, vehicles, and other office equipment. The amounts presented above represent gross contractual obligations. Other joint owners in the properties operated by us generally pay for their working interest share of costs associated with the use of well equipment.

(5)	Drilling rig contracts represent gross contractual obligations. Other joint owners in the properties operated by us generally pay for their working interest share of such costs.

(6)
Delivery commitments represent gross contractual obligations we have entered into for certain gathering, processing and transportation service agreements which require minimum volumes of natural gas to be delivered. The amounts in the table above reflect the aggregate undiscounted deficiency fees assuming no delivery of any natural gas.

(7)
Produced water disposal commitments represent gross contractual obligations we have entered into for certain service agreements which require minimum volumes of produced water to be delivered. The amounts in the table above reflect the aggregate undiscounted deficiency fees assuming no delivery of any produced water.

(8)
Asset retirement obligations and other are based on estimates and assumptions that affect the reported amounts as of June 30, 2019. Certain of such estimates and assumptions are inherently unpredictable and will differ from actual results.

Off Balance Sheet Arrangements
We currently have no off balance sheet arrangements.
Critical Accounting Policies
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods reported. Certain of such estimates and assumptions are inherently unpredictable and will differ from actual results. We have identified the following critical accounting policies and estimates used in the preparation of our financial statements: use of estimates, oil and gas properties, oil and gas reserve estimates, derivative instruments, contingent consideration arrangements, income taxes, commitments and contingencies and preferred stock. These policies and estimates are described in “Note 2. Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements in our 2018 Annual Report. See “Note 10. Preferred Stock and Common Stock Warrants”, “Note 13. Derivative Instruments” and “Note 14. Fair Value Measurements” for details of the Preferred Stock and contingent consideration arrangements. We evaluate subsequent events through the date the financial statements are issued.

The table below presents various pricing scenarios to demonstrate the sensitivity of our June 30, 2019 cost center ceiling to changes in the 12-month average benchmark crude oil and natural gas prices underlying the average realized prices for sales of crude oil, NGLs, and natural gas on the first calendar day of each month during the 12-month period prior to the end of the current quarter (“12-Month Average Realized Price”). The sensitivity analysis is as of June 30, 2019 and, accordingly, does not consider drilling and completion activity, acquisitions or divestitures of oil and gas properties, production, changes in crude oil and natural gas prices, and changes in development and operating costs occurring subsequent to June 30, 2019 that may require revisions to estimates of proved reserves.

	12-Month Average Realized Prices		Excess of cost center ceiling over net book value, less related deferred income taxes	Increase (decrease) of cost center ceiling over net book value, less related deferred income taxes
Full Cost Pool Scenarios	Crude Oil ($/Bbl)	Natural Gas ($/Mcf)	(In millions)	(In millions)
June 30, 2019 Actual	$59.23	$1.81	$1,091

Crude Oil and Natural Gas Price Sensitivity
Crude Oil and Natural Gas +10%	$65.36	$2.12	$1,662	$571
Crude Oil and Natural Gas -10%	$53.10	$1.50	$473	($618)

Crude Oil Price Sensitivity
Crude Oil +10%	$65.36	$1.81	$1,608	$517
Crude Oil -10%	$53.10	$1.81	$542	($549)

Natural Gas Price Sensitivity
Natural Gas +10%	$59.23	$2.12	$1,145	$54
Natural Gas -10%	$59.23	$1.50	$1,037	($54)
The 12-Month Average Realized Price of crude oil, which is the commodity price that our cost center ceiling is most sensitive to, was $59.23 as of June 30, 2019, a decrease of approximately 2% when compared to the 12-Month Average Realized Price of crude oil as of March 31, 2019 of $60.54. We currently estimate that the 12-Month Average Realized Price of crude oil as of September 30, 2019 will be $57.62, which is based on the average realized price for sales of crude oil on the first calendar day of each month for the first 11 months and an estimate for the twelfth month based on a quoted forward price. Utilizing this estimated 12-Month Average Realized Price, we estimate that the third quarter of 2019 cost center ceiling will exceed the net book value, less related deferred income taxes, resulting in no impairment of proved oil and gas properties.
This estimate assumes that all other inputs and assumptions are as of June 30, 2019, other than the price of crude oil, and remain unchanged. As such, drilling and completion activity, acquisitions or dispositions of oil and gas properties, production, and changes in development and operating costs occurring subsequent to June 30, 2019 may require revisions to estimates of proved reserves, which would impact the calculation of the cost center ceiling.
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
For the year ended December 31, 2018, we maintained a full valuation allowance against our deferred tax assets based on our conclusion, considering all available evidence (both positive and negative), that it was more likely than not that the deferred tax assets would not be realized. A significant item of objective negative evidence considered was the cumulative pre-tax loss incurred over the three-year period ended December 31, 2018, primarily due to impairments of proved oil and gas properties recognized in the first three quarters of 2016, which limited our ability to consider subjective positive evidence, such as its projections of future taxable income. However, as of March 31, 2019 and continuing through June 30, 2019, we are in a cumulative pre-tax income position. Based on this factor, as well as other positive evidence including projected future taxable income for the current and future years, concluded that it is more likely than not that the deferred tax assets would be realized. As a result, we have released $177.7 million of the federal valuation allowance through June 30, 2019, which was recognized as an income tax benefit.
We will continue to assess the timing and amount of additional releases of the valuation allowance based on available information each reporting period, such as our projections of future taxable income, and currently anticipate that the remaining federal valuation allowance will be released by December 31, 2019.
As of June 30, 2019, we have estimated U.S. federal net operating loss carryforwards of $1.1 billion that, if not utilized in earlier periods, will expire between 2026 and 2037. Our ability to utilize these U.S. loss carryforwards to reduce future taxable income is subject to various limitations under the Internal Revenue Code of 1986, as amended (the “Code”). The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the purchase or sale of stock by 5% shareholders and the offering of stock by us during any three-year period resulting in an aggregate change of more than 50% in our beneficial ownership. In the event of an ownership change, Section 382 of the Code imposes an annual limitation on the amount of our taxable income that can be offset by these carryforwards. The limitation is generally equal to the product of (a) the fair market value of our equity multiplied by (b) a percentage approximately equivalent to the yield on long-term tax exempt bonds during the month in which an ownership change occurs. In addition, the limitation is increased if there are recognized built-in gains during any post-change year, but only to the extent of any net unrealized built-in gains inherent in the assets sold.
Due to the issuance of the Preferred Stock and the common stock offering associated with the ExL Acquisition in 2017, as well as the common stock offering in August 2018, our calculated ownership change percentage increased. However, as of June 30, 2019, we do not believe we have a Section 382 limitation on the ability to utilize our U.S. loss carryforwards. Future equity transactions involving us or 5% shareholders of us (including, potentially, relatively small transactions and transactions beyond our control) could cause further ownership changes and therefore a limitation on the annual utilization of the U.S. loss carryforwards. See “Part II. Other Information—Item 1A. Risk Factors—The Merger as well as other stock transactions could lead to a limitation on the utilization of our loss carryforwards to reduce future taxable income.”
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
Forward-Looking Statements
This quarterly report contains statements concerning our intentions, expectations, projections, assessments of risks, estimations, beliefs, plans or predictions for the future, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements regarding:

•	our growth strategies;

•	our ability to explore for and develop oil and gas resources successfully and economically;

•	our estimates and forecasts of the timing, number, profitability and other results of wells we expect to drill and other exploration activities;

•	our estimates, guidance and forecasts, including those regarding timing and levels of production;

•	changes in working capital requirements, reserves, and acreage;

•	the use of commodity derivative instruments to mitigate the effects of commodity price volatility for a portion of our forecasted sales of production;

•	anticipated trends in our business;

•	availability of pipeline connections and water disposal on economic terms;

•	effects of competition on us;

•	our future results of operations;

•	profitability of drilling locations;

•	the expected timetable for completing the proposed Merger;

•	the results, effects, benefits, and synergies of the proposed Merger;

•	future opportunities for the combined company;

•	future financial performance and condition;

•	guidance and any other statements regarding Callon’s or our future expectations, beliefs, plans, objectives, financial conditions, assumptions or future events or performance;

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
You generally can identify our forward-looking statements by the words “anticipate,” “believe,” budgeted,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “possible,” “scheduled,” “should,” “guidance” or other similar words. Such statements rely on assumptions and involve risks and uncertainties, many of which are beyond our control, including, but not limited to, failure to obtain the required votes of Callon’s or our shareholders to approve the Merger and related matters, whether any redemption of the Preferred Stock will be necessary or will occur prior to the closing of the Merger, the risk that a condition to closing of the proposed Merger may not be satisfied, that either party may terminate the merger agreement or that the closing of the proposed Merger might be delayed or not occur at all, potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the Merger, the diversion of management time on transaction-related issues, the ultimate timing, outcome and results of integrating the operations of Callon and Carrizo, the effects of the business combination of Callon and Carrizo, including the combined company’s future financial condition, results of operations, strategy and plans, the ability of the combined company to realize anticipated synergies in the time frame expected or at all, changes in capital markets and the ability of the combined company to finance operations in the manner expected, certain regulatory approvals of the Merger, the effects of commodity prices, and the risks of oil and gas activities, those relating to a worldwide economic downturn, availability of financing, our dependence on our exploratory drilling activities, the volatility of and changes in commodity prices, the need to replace reserves depleted by production, impairments of proved oil and gas properties, operating risks of oil and gas operations, our dependence on our key personnel, factors that affect our ability to manage our growth and achieve our business strategy, results, delays and uncertainties that may be encountered in drilling, development or production, interpretations and impact of oil and gas reserve estimation and disclosure requirements, activities and approvals of our partners and parties with whom we have alliances, technological changes, capital requirements, the timing and amount of borrowing base redeterminations and availability under our revolving credit facility, evaluations of us by lenders under our revolving credit facility, waivers or amendments under our revolving credit facility in connection with acquisitions, other actions by lenders and holders of our capital stock, the potential impact of government regulations, including current and proposed legislation and regulations related to hydraulic fracturing, oil and natural gas drilling, air emissions and climate change, regulatory determinations, litigation, competition, the uncertainty of reserve information and future net revenue estimates, failure to realize the anticipated benefits of an acquisition, market conditions and other factors affecting our ability to pay dividends on or redeem the Preferred Stock, integration and other acquisition risks, other factors affecting our ability to reach agreements or complete acquisitions or dispositions, actions by sellers and buyers, effects of purchase price adjustments, availability of equipment and crews, actions by midstream and other industry participants, weather, our ability to obtain permits and licenses, the results of audits and assessments, the failure to obtain certain bank and lease consents, the existence and resolution of title defects, new taxes, delays, costs and difficulties relating to our joint ventures, actions by joint venture parties, results of exploration activities, the availability, market conditions and completion of land acquisitions and dispositions, costs of oilfield services, completion and connection of wells, and other factors detailed in this quarterly report.

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
The following tables set forth our crude oil, NGL, and natural gas revenues for the three and six months ended June 30, 2019 as well as the impact on the crude oil, NGL, and natural gas revenues assuming a 10% increase and decrease in our average realized crude oil, NGL, and natural gas prices, excluding the impact of derivative settlements:

	Three Months Ended June 30, 2019
	Crude oil	NGLs	Natural gas	Total
	(In thousands)
Revenues	$245,212	$14,159	$5,596	$264,967

Impact of a 10% fluctuation in average realized prices	$24,521	$1,416	$560	$26,497

	Six Months Ended June 30, 2019
	Crude oil	NGLs	Natural gas	Total
	(In thousands)
Revenues	$447,956	$30,996	$19,055	$498,007

Impact of a 10% fluctuation in average realized prices	$44,793	$3,099	$1,911	$49,803
We use commodity derivative instruments to mitigate the effects of commodity price volatility for a portion of our forecasted sales of production and achieve a more predictable level of cash flow. We do not enter into commodity derivative instruments for speculative purposes. As of June 30, 2019, our commodity derivative instruments consisted of price swaps, three-way collars, sold call options, and basis swaps. See “Note 13. Derivative Instruments” for further discussion of our commodity derivative instruments as of June 30, 2019.

The following tables set forth the cash received (paid) for commodity derivative settlements, net, excluding deferred premium obligations, for the three and six months ended June 30, 2019 as well as the impact on the cash received (paid) for commodity derivative settlements, net assuming a 10% increase and decrease in the respective settlement prices:

	Three Months Ended June 30, 2019
	Crude oil	NGLs	Natural gas	Total
	(In thousands)
Cash received (paid) for commodity derivative settlements, net	($3,698)	$—	$1,925	($1,773)

Impact of a 10% increase in settlement prices	($6,989)	$—	$581	($6,408)
Impact of a 10% decrease in settlement prices	$3,572	$—	($581)	$2,991

	Six Months Ended June 30, 2019
	Crude oil	NGLs	Natural gas	Total
	(In thousands)
Cash received (paid) for commodity derivative settlements, net	($4,018)	$623	$1,625	($1,770)

Impact of a 10% increase in settlement prices	($9,565)	($378)	$219	($9,724)
Impact of a 10% decrease in settlement prices	$12,426	$378	($281)	$12,523
In January 2019, we paid the first annual settlement of the Contingent ExL Consideration and received the first annual settlements of the Contingent Niobrara Consideration and the Contingent Utica Consideration as the specified pricing thresholds for fiscal year 2018 were exceeded. See “Note 13. Derivative Instruments” for further details on the cash received (paid) for settlements of contingent consideration arrangements, net.
There were no settlements of contingent consideration arrangements for the three months ended June 30, 2019. The following table sets forth the cash received (paid) for settlements of contingent consideration arrangements, net for the six months ended June 30, 2019 as well as the impact that would have occurred on the cash received (paid) for settlements of contingent consideration arrangements, net assuming a 10% increase and decrease in the respective settlement prices:

	Six Months Ended June 30, 2019
	Contingent ExL Consideration	Contingent Niobrara Consideration	Contingent Marcellus Consideration	Contingent Utica Consideration
	(In thousands)
Cash received (paid) for settlements of contingent consideration arrangements, net	($50,000)	$5,000	$—	$5,000

Impact of a 10% increase in settlement prices	$—	$—	$3,000	$—
Impact of a 10% decrease in settlement prices	$—	$—	$—	$—
The primary drivers of our commodity derivative instrument fair values are the underlying forward crude oil and natural gas price curves. The following table sets forth the average forward crude oil and natural gas price curves as of June 30, 2019 for each of the years in which we have commodity derivative instruments:

	2019	2020	2021
Crude oil:
NYMEX WTI	$58.32	$56.23	$54.18
LLS-WTI Cushing	$4.02	$3.70	$3.00
WTI Midland-WTI Cushing	$0.40	$0.70	$0.95
Natural gas:
NYMEX Henry Hub	$2.38	$2.54	$2.58
Waha-NYMEX Henry Hub	($0.96)	($1.11)	($0.42)

The following table sets forth the fair values as of June 30, 2019 of our commodity derivative instruments, excluding deferred premium obligations, as well as the impact on the fair values assuming a 10% increase and decrease in the underlying forward crude oil and natural gas price curves that are shown above:

	Crude oil	NGLs	Natural gas	Total
	(In thousands)
Fair value (liability) asset as of June 30, 2019	($5,416)	$—	$45	($5,371)

Impact of a 10% increase in forward commodity prices	($40,182)	$—	$1,075	($39,107)
Impact of a 10% decrease in forward commodity prices	$29,556	$—	($1,446)	$28,110
The fair values of the contingent consideration arrangements were determined by a third-party valuation specialist using Monte Carlo simulations including significant inputs such as forward oil and gas price curves, volatility factors and risk adjusted discount rates. See “Note 14. Fair Value Measurements” for further discussion.
The following table sets forth the fair values of the contingent consideration arrangements as of June 30, 2019, as well as the impact on the fair values assuming a 10% increase and decrease in the underlying forward oil and gas price curves that are shown above:

	Contingent ExL Consideration	Contingent Niobrara Consideration	Contingent Marcellus Consideration	Contingent Utica Consideration
	(In thousands)
Potential (payment) receipt per year	($50,000)	$5,000	$3,000	$5,000
Maximum remaining potential (payment) receipt	($75,000)	$10,000	$6,000	$10,000

Fair value (liability) asset as of June 30, 2019	($60,798)	$4,947	$450	$6,057
Impact of a 10% increase in forward commodity prices	($3,576)	$1,428	$262	$1,096
Impact of a 10% decrease in forward commodity prices	$6,927	($1,831)	($197)	($1,649)
Interest Rate Risk
We are exposed to market risk due to the floating interest rate associated with any outstanding borrowings on our revolving credit facility. Changes in interest rates do not impact the amount of interest we pay on our fixed-rate 6.25% Senior Notes and 8.25% Senior Notes (the “Senior Notes”), but can impact their fair values. See “Note 14. Fair Value Measurements” for further discussion.
The following table sets forth the principal amount of our Senior Notes and the borrowings on our revolving credit facility outstanding as of June 30, 2019, as well as the associated weighted average interest rates, and the impact on our interest expense of a 1% increase or decrease in the interest rate on outstanding borrowings on our revolving credit facility:

	Revolving Credit Facility	Senior Notes
	(In thousands except for percentages)
June 30, 2019
Amount outstanding	$841,328	$900,000
Weighted average interest rate	4.14%	6.81%

Three Months Ended June 30, 2019
Impact of a 1% increase in interest rate	$2,335
Impact of a 1% decrease in interest rate	($2,335)

Six Months Ended June 30, 2019
Impact of a 1% increase in interest rate	$4,418
Impact of a 1% decrease in interest rate	($4,418)
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. They concluded that the controls and procedures were effective as of June 30, 2019 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.
Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended June 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not currently expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.
The following disclosure updates the legal proceeding set forth under the heading “Barrow-Shaver Litigation” in the 2018 Annual Report to reflect developments during the quarter ended June 30, 2019 and should be read together with the corresponding disclosure in the 2018 Annual Report.
On September 24, 2014 an unfavorable jury verdict was delivered against the Company in a case entitled Barrow-Shaver Resources Company v. Carrizo Oil & Gas, Inc. in the amount of $27.7 million. On January 5, 2015, the court entered a judgment awarding the verdict amount plus $2.9 million in attorneys’ fees plus pre-judgment interest. On January 31, 2017, the Twelfth Court of Appeals at Tyler, Texas reversed the trial court decision and rendered judgment in favor of the Company, declaring that the plaintiff take nothing on any of its claims. The plaintiff petitioned the Texas Supreme Court for review, which was granted.  Oral arguments before the Texas Supreme Court were held on December 4, 2018 and, on June 28, 2019, a majority decision was handed down affirming the Twelfth Court of Appeals ruling in favor of the Company. On July 8, 2019, the plaintiff notified the Company that it intends to file a motion for rehearing before the Texas Supreme Court.  The payment of damages per the original judgment was superseded by posting a bond in the amount of $25.0 million, which will remain outstanding pending resolution of the appeals process (which could take an extended period of time) or agreement of the parties.
The case was filed September 19, 2012 in the 7th Judicial District Court of Smith County, Texas and arises from an agreement between the plaintiff and the Company whereby the plaintiff could earn an assignment of certain of the Company’s leasehold interests in Archer and Baylor counties, Texas for each commercially productive oil and gas well drilled by the plaintiff on acreage covered by the agreement. The agreement contained a provision that the plaintiff had to obtain the Company’s written consent to any assignment of rights provided by such agreement. The plaintiff subsequently entered into a purchase and sale agreement with a third-party purchaser allowing the third-party purchaser to purchase rights in approximately 62,000 leasehold acres, including the rights under the agreement with the Company, for approximately $27.7 million. The plaintiff requested the Company’s consent to make the assignment to the third-party purchaser and the Company refused. The plaintiff alleged that, as a result of the Company’s refusal, the third-party purchaser terminated such purchase and sale agreement. The plaintiff sought damages for breach of contract, tortious interference with existing contract and other grounds in an amount not to exceed $35.0 million plus exemplary damages and attorneys’ fees. As mentioned previously, the Twelfth Court of Appeals at Tyler, Texas found in favor of the Company on all grounds and this ruling was upheld by the Texas Supreme Court.
Item 1A. Risk Factors
Except as disclosed below, there were no material changes to the factors discussed in “Part I. Item 1A. Risk Factors” in our 2018 Annual Report. However, the risk factors included in “Part I. Item 1A. Risk Factors” in our 2018 Annual Report should be read in conjunction with the additional risk factors set forth below in this Quarterly Report on Form 10-Q.
The following risk factors relate to the proposed Merger with Callon.
The transactions contemplated by the Merger Agreement are subject to conditions, including certain conditions that may not be satisfied or completed on a timely basis or at all. Failure to complete the transactions contemplated by the Merger Agreement, including the Merger, could have material and adverse effects on us.
Completion of the Merger is subject to a number of conditions, including, among other things, (i) obtaining the approval by holders of Callon’s common stock of the issuance of Callon’s common stock in the Merger and of certain amendments to Callon’s certificate of incorporation to increase the authorized number of shares of Callon’s common stock, (ii) the adoption of the Merger Agreement and the Merger by the holders of Callon’s common stock, (iii) obtaining the approval by the holders of our common stock of the Merger Agreement, (iv) either (a) obtaining the approval of the holders of the Preferred Stock of the Merger Agreement or (b) the

Preferred Deposit having been deposited and the Preferred Redemption having occurred, (v) the absence of any law or order prohibiting the consummation of the Merger, (vi) the effectiveness of the registration statement on Form S-4 pursuant to which the shares of Callon’s common stock issuable in the Merger are registered with the SEC, (vii) the authorization for listing of the shares of Callon’s common stock issuable in the Merger on the New York Stock Exchange, (ix) the expiration or termination of the applicable waiting periods under the HSR Act, which was terminated effective August 6, 2019, and (x) delivery of opinions of counsel to us and to Callon to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended. Such conditions, some of which are beyond our control, may not be satisfied or waived in a timely matter and therefore make the completion and timing of the completion of the Merger uncertain. In addition, the governmental authorities from which the regulatory approvals are required may impose conditions on the completion of the Merger or require changes to the terms of the Merger or Merger Agreement.
If the transactions contemplated by the Merger Agreement are not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Merger, we will be subject to a number of risks, including the following: we will be required to pay our costs relating to the Merger, such as legal, accounting, financial advisory and printing fees, whether or not the Merger is completed; time and resources committed by our management to matters relating to the Merger could otherwise have been devoted to pursuing other beneficial opportunities; the market price of our common stock could be impacted to the extent that the current market price reflects a market assumption that the Merger will be completed; and if the Merger Agreement is terminated and our Board of Directors seeks another business combination, our shareholders cannot be certain that we will be able to find a party willing to enter into a transaction as attractive to us as the Merger.
In addition, the Merger Agreement contains certain termination rights for both Callon and us, which if exercised, will also result in the transactions contemplated by the Merger Agreement not being consummated. If the Merger Agreement is terminated under certain circumstances, we could be required to pay Callon a termination fee of $47.4 million. In other circumstances, upon termination of the Merger Agreement, we could be required to pay Callon up to $7.5 million for costs, fees and expenses incurred by Callon in connection with the Merger. See our Current Report on Form 8-K filed with the SEC on July 15, 2019 for a more detailed discussion of the conditions to the completion of the Merger and termination rights under the Merger Agreement.
We will be subject to business uncertainties while the Merger is pending, which could adversely affect our business.
It is possible that certain persons with whom we have a business relationship may delay certain business decisions relating to us in connection with the pendency of the Merger or they might decide to seek to terminate, change or renegotiate their relationships with us as a result of the Merger, which could negatively affect our revenues, earnings and cash flows, as well as the market price of our common stock, regardless of whether the Merger is completed. Also, our ability to attract, retain and motivate employees may be impaired until the Merger is completed and for a period of time thereafter as current and prospective employees may experience uncertainty about their roles within the combined company following the Merger.
In addition, under the terms of the Merger Agreement, we are subject to certain restrictions on the conduct of our business prior to the completion of the Merger, which may adversely affect our ability to execute certain of our business strategies, including the ability in certain cases to modify or enter into certain contracts, acquire or dispose of assets, hire or terminate certain employees or take other specified actions regarding employees and compensation, or incur or pre-pay certain indebtedness, incur encumbrances, make capital expenditures, issue shares or settle claims. Such limitations could negatively affect our business and operations prior to the completion of the Merger.
Our shareholders will have a reduced ownership and voting interest after the Merger and will exercise less influence over the policies of the combined company than they now have on the policies of Carrizo.
Our shareholders currently have the right to vote in the election of our Board of Directors and on other matters affecting Carrizo. Immediately after the merger is completed, it is expected that our current shareholders will own approximately 46% of the combined company’s common stock outstanding and current Callon shareholders will own approximately 54% of the combined company’s common stock outstanding.
As a result, our current shareholders will have less influence on the management and policies of Callon than they now have on the management and policies of Carrizo.
The market price of shares of Callon common stock may decline in the future as a result of the sale of shares of Callon common stock held by Carrizo shareholders or Callon’s shareholders.
Following their receipt of shares of Callon common stock as consideration in the Merger, our shareholders may seek to sell the shares of Callon common stock delivered to them, and the Merger Agreement contains no restriction on the ability of our shareholders to sell such shares of Callon common stock following completion of the Merger. Other shareholders of Callon may also seek to sell shares of Callon common stock held by them following, or in anticipation of, completion of the Merger. These sales (or the perception that these sales may occur), coupled with the increase in the outstanding number of shares of Callon common stock to be issued in the Merger, may affect the market for, and the market price of, Callon common stock in an adverse manner.

The exchange ratio is fixed and will not be adjusted in the event of any change in either our or Callon’s stock price.
At the effective time of the Merger, each share of our common stock outstanding immediately prior to the effective time will be converted into the right to receive 2.05 shares of Callon common stock. This exchange ratio will not be adjusted for changes in the market price of either our common stock or Callon’s common stock between the date of signing the Merger Agreement and completion of the Merger. Changes in the price of Callon’s common stock prior to the Merger will affect the value of Callon’s common stock that our shareholders will receive on the date of such Merger.
The prices of Callon’s common stock and our common stock at the closing of the Merger may vary from their prices on the date the Merger Agreement was executed and on the date of each special meeting in connection with the Merger. As a result, the value represented by the exchange ratio may also vary, and you will not know or be able to calculate with certainty the market value of the merger consideration you will receive upon completion of the Merger with Callon.
The Merger Agreement limits our ability to pursue alternatives to the merger with Callon.
The Merger Agreement entered into with Callon contains provisions that may discourage a third party from submitting a competing proposal that might result in greater value to our shareholders than the merger with Callon or may result in a potential competing acquirer of Carrizo proposing to pay a lower per share price to acquire us than it might otherwise have proposed to pay. These provisions include a general prohibition on us from soliciting or, subject to certain exceptions relating to proposals that could reasonably be expected to lead to Company Superior Proposals (as defined in the Merger Agreement), entering into discussions with any third party regarding any alternative business combination or offer for an alternative business combination. Under differing specified circumstances, the Company could be required to pay Callon a termination fee of $47.4 million or to reimburse Callon up to $7.5 million in expenses for termination of the Merger Agreement including in connection with matters that may relate to an alternative business combination. These and other provisions of the Merger Agreement could discourage a potential third party that might have an interest in acquiring all or a significant portion of Carrizo or pursuing an alternative transaction with us from considering or proposing such a transaction.
Uncertainties associated with the Merger may cause a loss of management personnel and other key employees, which could adversely affect the future business and operations of the combined company.
Whether or not the Merger is completed, the announcement and pendency of the Merger could disrupt the businesses of the Company. We are dependent on the experience and industry knowledge of our senior management and other key employees to execute our business plans. Current and prospective employees of the Company may experience uncertainty about their roles within the combined company following the Merger, which may have an adverse effect on our current ability to attract or retain key management and other key personnel regardless of whether the Merger is completed.
Even if the Merger is completed, the integration of Carrizo by the combined company may not be as successful as anticipated.
The success of the Merger will depend, in part, on Callon’s ability to realize the anticipated benefits and cost savings from combining our and Callon’s businesses, and there can be no assurance that the combined company will be able to successfully integrate us or otherwise realize the expected benefits of the Merger. Difficulties in integrating us into the combined company may result in the combined company performing differently than expected, in operational challenges or in the failure to realize anticipated expense-related efficiencies. Potential difficulties that may be encountered in the integration process include, among other factors:

•	the inability to successfully integrate our businesses into the combined company in a manner that permits Callon to achieve the full revenue and cost savings anticipated from the Merger;

•	complexities associated with managing the larger, more complex, integrated business;

•	not realizing anticipated operating synergies;

•	integrating personnel from the two companies and the loss of key employees;

•	potential unknown liabilities and unforeseen expenses, delays or certain regulatory approvals associated with the Merger;

•	integrating relationships with customers, vendors and business partners;

•
performance shortfalls at one or both of the companies as a result of the diversion of management’s attention caused by completing the Merger and integrating our operations into the combined company; and

•	the disruption of, or the loss of momentum in, each company’s ongoing business or inconsistencies in standards, controls, procedures and policies.
Completion of the Merger may trigger change in control or other provisions in certain agreements to which we are a party.
The completion of the Merger may trigger change in control or other provisions in certain agreements to which we are a party. If we and Callon are unable to negotiate waivers of those provisions, the counterparties may exercise their rights and remedies under the agreements, potentially terminating the agreements or seeking monetary damages which will adversely affect Callon following the Merger. Even if we and Callon are able to negotiate waivers, the counterparties may require a fee for such waivers or seek to renegotiate the agreements.
A future issuance, sale or exchange of our stock or warrants, such as the Merger, could trigger a limitation on the utilization of our net operating loss carryforwards.
Our ability to utilize U.S. net operating loss carryforwards to reduce future taxable income is subject to various limitations under the Code. The utilization of such carryforwards may be limited under Section 382 of the Code upon the occurrence of ownership changes resulting from issuances of our stock or the sale or exchange of our stock by certain shareholders if, as a result, there is an aggregate change of more than 50% in the beneficial ownership of our stock during any three-year period. For this purpose, “stock” includes certain preferred stock and common stock warrants (including the Preferred Stock and Warrants issued to finance in part, the ExL Acquisition). In the event of such an ownership change, Section 382 of the Code imposes an annual limitation on the amount of our taxable income that can be offset by these loss carryforwards. The limitation is generally equal to the product of (a) the fair market value of our equity multiplied by (b) a percentage approximately equivalent to the yield on long-term tax-exempt bonds during the month in which an ownership change occurs. In addition, the limitation is increased if there are recognized built-in gains during any post-change year, but only to the extent of any net unrealized built-in gains inherent in the assets sold. We do not believe we have a Section 382 limitation on the ability to utilize our U.S. loss carryforwards as of June 30, 2019. However, future issuances, sales or exchanges of our stock (including, potentially, relatively small transactions and transactions beyond our control) and transactions prior to the expected time of the Merger could, taken together with prior transactions with respect to our stock, trigger an ownership change under Section 382 of the Code and therefore a limitation on our ability to utilize our U.S. loss carryforwards whether or not the Merger takes place. We believe that the Merger, if consummated, will result in an ownership change based on information currently available. Any such limitation could cause some U.S. loss carryforwards incurred prior to January 1, 2018, which are subject to a limited carryforward period, to expire before we or Callon would be able to utilize them to reduce taxable income in future periods. This could possibly subject us or, following the merger, Callon to income taxes either would not otherwise be subject to and a write down of our tax assets. Any limitation associated with an ownership change under Section 382 of the Code for U.S. loss carryforwards incurred subsequent to January 1, 2018, which are not subject to a limited carryforward period, could possibly result in us or, following the merger, Callon becoming a cash tax payer sooner than we otherwise would absent the limitation.
We and Callon are expected to incur significant transaction fees and costs in connection with the Merger, which may be in excess of those anticipated by Callon and us.
We have incurred, and are expected to continue to incur, a number of non-recurring costs associated with negotiating and completing the Merger, combining the operations of the two companies and achieving desired synergies. These fees and costs have been, and will continue to be, substantial and, in many cases, will be borne by us whether or not the transaction is completed. A substantial majority of our non-recurring expenses will consist of transaction costs related to the Merger and include, among others, fees paid to financial, legal, accounting and other advisers, and filing fees. We and Callon will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in connection with the Merger. The costs described above and any unanticipated costs and expenses, many of which will be borne by us even if the Merger is not completed, and if the Merger is completed, could have an adverse effect on Callon’s financial condition and operating results following the completion of the transaction.
We may be a target of securities class action and derivative lawsuits, which could result in substantial costs and may delay or prevent the Merger from being completed.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into business combination agreements. Even if the lawsuits are without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on our liquidity and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, that injunction may delay or prevent the Merger from being completed, which may adversely affect our business, financial position and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.
Item 6. Exhibits
The following exhibits are required by Item 601 of Regulation S-K and are filed as part of this report:

Exhibit Number		Exhibit Description
†2.1
Agreement and Plan of Merger by and between Callon Petroleum Company and Carrizo Oil & Gas, Inc. dated as of July 14, 2019 (incorporated herein by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on July 15, 2019).

+*10.1		Form of Employee Restricted Stock Unit Agreement under the 2017 Incentive Plan.
*31.1	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	—	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	—	XBRL Taxonomy Extension Schema Document.
*101.CAL	—	XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	—	XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	—	XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	—	XBRL Taxonomy Extension Presentation Linkbase Document.
*104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

†	Incorporated by reference as indicated.

*	Filed herewith.

+	Management contract or compensatory plan or arrangement.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carrizo Oil & Gas, Inc. (Registrant)

Date:	August 7, 2019	By:	/s/ David L. Pitts
Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	August 7, 2019	By:	/s/ Gregory F. Conaway
Vice President and Chief Accounting Officer (Principal Accounting Officer)