Form 10-Q
period 2019-09-30
CARRIZO OIL & GAS INC
filed 2019-11-05
CIK 1040593

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
____________________________________________________________________________
FORM 10-Q
____________________________________________________________________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019

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
The number of shares outstanding of the registrant’s common stock, par value $0.01 per share, as of October 31, 2019 was 92,610,357.

Part I. Financial Information
Item 1. Consolidated Financial Statements (Unaudited)
CARRIZO OIL & GAS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share and per share amounts)
(Unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets
Cash and cash equivalents	$2,280	$2,282
Accounts receivable, net	98,161	99,723
Derivative assets	31,125	39,904
Other current assets	7,298	8,460
Total current assets	138,864	150,369
Property and equipment
Oil and gas properties, full cost method
Proved properties, net	2,648,601	2,333,470
Unproved properties, not being amortized	649,347	673,833
Other property and equipment, net	11,022	11,221
Total property and equipment, net	3,308,970	3,018,524
Deferred income taxes	172,632	—
Operating lease right-of-use assets	55,873	—
Other long-term assets	13,885	16,207
Total Assets	$3,690,224	$3,185,100

Liabilities and Shareholders’ Equity
Current liabilities
Accounts payable	$79,744	$98,811
Revenues and royalties payable	59,140	49,003
Accrued capital expenditures	33,757	60,004
Accrued interest	23,640	18,377
Derivative liabilities	56,233	55,205
Operating lease liabilities	30,301	—
Other current liabilities	48,912	40,609
Total current liabilities	331,727	322,009
Long-term debt	1,755,378	1,633,591
Asset retirement obligations	22,876	18,360
Operating lease liabilities	31,723	—
Deferred income taxes	8,845	8,017
Other long-term liabilities	13,946	47,797
Total liabilities	2,164,495	2,029,774
Commitments and contingencies
Preferred stock
Preferred stock, $0.01 par value, 10,000,000 shares authorized; 200,000 issued and outstanding as of September 30, 2019 and December 31, 2018	176,925	174,422
Shareholders’ equity
Common stock, $0.01 par value, 180,000,000 shares authorized; 92,610,669 issued and outstanding as of September 30, 2019 and 91,627,738 issued and outstanding as of December 31, 2018	926	916
Additional paid-in capital	2,132,276	2,131,535
Accumulated deficit	(784,398)	(1,151,547)
Total shareholders’ equity	1,348,804	980,904
Total Liabilities and Shareholders’ Equity	$3,690,224	$3,185,100
The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues
Crude oil	$236,153	$254,525	$684,109	$679,242
Natural gas liquids	12,824	33,798	43,820	71,969
Natural gas	8,017	15,052	27,072	41,417
Total revenues	256,994	303,375	755,001	792,628

Costs and Expenses
Lease operating	45,213	41,022	131,758	115,446
Production and ad valorem taxes	14,549	17,104	47,236	45,779
Depreciation, depletion and amortization	82,195	80,108	238,283	217,005
General and administrative, net	13,467	12,811	55,500	58,368
(Gain) loss on derivatives, net	(31,554)	55,388	31,281	152,698
Interest expense, net	17,721	15,406	52,196	46,522
Loss on extinguishment of debt	—	—	—	8,676
Other (income) expense, net	1,125	(690)	2,717	2,305
Total costs and expenses	142,716	221,149	558,971	646,799

Income Before Income Taxes	114,278	82,226	196,030	145,829
Income tax (expense) benefit	(5,977)	(880)	171,119	(1,682)
Net Income	$108,301	$81,346	$367,149	$144,147
Dividends on preferred stock	(4,474)	(4,457)	(13,286)	(13,794)
Accretion on preferred stock	(869)	(771)	(2,503)	(2,264)
Loss on redemption of preferred stock	—	—	—	(7,133)
Net Income Attributable to Common Shareholders	$102,958	$76,118	$351,360	$120,956

Net Income Attributable to Common Shareholders Per Common Share
Basic	$1.11	$0.88	$3.81	$1.45
Diluted	$1.11	$0.85	$3.79	$1.42

Weighted Average Common Shares Outstanding
Basic	92,561	86,727	92,269	83,461
Diluted	92,762	89,039	92,625	85,221
The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except share amounts)
(Unaudited)

	Three Months Ended September 30, 2019 and 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance as of June 30, 2019	92,552,930	$926	$2,132,131	($892,699)	$1,240,358
Stock-based compensation expense	—	—	5,488	—	5,488
Issuance of common stock upon grants of restricted stock awards and vestings of restricted stock units and performance shares	57,739	—	—	—	—
Dividends on preferred stock	—	—	(4,474)	—	(4,474)
Accretion on preferred stock	—	—	(869)	—	(869)
Net income	—	—	—	108,301	108,301
Balance as of September 30, 2019	92,610,669	$926	$2,132,276	($784,398)	$1,348,804

Balance as of June 30, 2018	82,107,544	$821	$1,918,820	($1,493,173)	$426,468
Stock-based compensation expense	—	—	4,944	—	4,944
Issuance of common stock upon grants of restricted stock awards and vestings of restricted stock units and performance shares	12,189	—	(45)	—	(45)
Sale of common stock, net of offering costs	9,500,000	95	213,762	—	213,857
Dividends on preferred stock	—	—	(4,457)	—	(4,457)
Accretion on preferred stock	—	—	(771)	—	(771)
Net income	—	—	—	81,346	81,346
Balance as of September 30, 2018	91,619,733	$916	$2,132,253	($1,411,827)	$721,342

	Nine Months Ended September 30, 2019 and 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount
Balance as of December 31, 2018	91,627,738	$916	$2,131,535	($1,151,547)	$980,904
Stock-based compensation expense	—	—	16,540	—	16,540
Issuance of common stock upon grants of restricted stock awards and vestings of restricted stock units and performance shares	982,931	10	(10)	—	—
Dividends on preferred stock	—	—	(13,286)	—	(13,286)
Accretion on preferred stock	—	—	(2,503)	—	(2,503)
Net income	—	—	—	367,149	367,149
Balance as of September 30, 2019	92,610,669	$926	$2,132,276	($784,398)	$1,348,804

Balance as of December 31, 2017	81,454,621	$815	$1,926,056	($1,555,974)	$370,897
Stock-based compensation expense	—	—	15,701	—	15,701
Issuance of common stock upon grants of restricted stock awards and vestings of restricted stock units and performance shares	665,112	6	(75)	—	(69)
Sale of common stock, net of offering costs	9,500,000	95	213,762	—	213,857
Dividends on preferred stock	—	—	(13,794)	—	(13,794)
Accretion on preferred stock	—	—	(2,264)	—	(2,264)
Loss on redemption of preferred stock	—	—	(7,133)	—	(7,133)
Net income	—	—	—	144,147	144,147
Balance as of September 30, 2018	91,619,733	$916	$2,132,253	($1,411,827)	$721,342
The accompanying notes are an integral part of these consolidated financial statements.

CARRIZO OIL & GAS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows From Operating Activities
Net income	$367,149	$144,147
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation, depletion and amortization	238,283	217,005
Loss on derivatives, net	31,281	152,698
Cash paid for commodity derivative settlements, net	(8,939)	(64,710)
Loss on extinguishment of debt	—	8,676
Stock-based compensation expense, net	11,692	13,786
Deferred income tax (benefit) expense	(171,803)	1,063
Non-cash interest expense, net	1,950	1,878
Other, net	3,505	4,100
Changes in components of working capital and other assets and liabilities-
Accounts receivable	(7,432)	(12,763)
Accounts payable	(752)	10,863
Accrued liabilities	16,310	(9,336)
Other assets and liabilities, net	(3,197)	(2,115)
Net cash provided by operating activities	478,047	465,292
Cash Flows From Investing Activities
Capital expenditures	(557,304)	(662,459)
Acquisitions of oil and gas properties	8,222	(21,500)
Proceeds from divestitures of oil and gas properties	6,351	377,693
Other, net	(284)	(2,687)
Net cash used in investing activities	(543,015)	(308,953)
Cash Flows From Financing Activities
Redemptions of senior notes	—	(330,435)
Redemption of preferred stock	—	(50,030)
Borrowings under credit agreement	1,280,780	2,415,208
Repayments of borrowings under credit agreement	(1,160,399)	(2,396,671)
Payments of credit facility amendment fees	(613)	(627)
Sale of common stock, net of offering costs	—	213,857
Payments of dividends on preferred stock	(13,286)	(13,794)
Cash paid for settlements of contingent consideration arrangements, net	(40,000)	—
Other, net	(1,516)	(972)
Net cash provided by (used in) financing activities	64,966	(163,464)
Net Decrease in Cash and Cash Equivalents	(2)	(7,125)
Cash and Cash Equivalents, Beginning of Period	2,282	9,540
Cash and Cash Equivalents, End of Period	$2,280	$2,415
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
Proposed Merger of the Company with Callon
On July 14, 2019, the Company entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Callon Petroleum Company, a Delaware corporation (“Callon”). Pursuant to the Merger Agreement, the Company will be merged with and into Callon, with Callon continuing as the surviving entity (the “Merger”). The Merger was structured as a direct merger with the closing expected to occur in the fourth quarter of 2019.
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
The completion of the Merger is subject to certain customary closing conditions, including (i) the receipt of the required approvals from the common shareholders of the Company and Callon (for which special shareholder meetings are scheduled for November 14, 2019) (ii) either (a) the approval by the holders of Preferred Stock or (b) the Preferred Deposit having been deposited and the Preferred Redemption having occurred, (iii) the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), which was terminated effective August 6, 2019, and (iv) the receipt by each party of a customary opinion that the Merger will qualify as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986. The obligation of each party to complete the Merger is also conditioned upon the other party’s representations and warranties being true and correct, subject to certain materiality exceptions, and the other party having performed in all material respects its obligations under the Merger Agreement.
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

On October 4, 2019, Callon filed an amendment to the registration statement on Form S-4 originally filed on August 20, 2019, which includes a joint proxy statement of the Company and Callon. The registration statement was declared effective by the Securities and Exchange Commission (the “SEC”) on October 9, 2019. The Company and Callon commenced mailing the definitive joint proxy statement to each company’s respective shareholders on or about October 11, 2019.
The capitalized terms that are not defined in this description of the proposed Merger shall have the meaning given to such terms in the Merger Agreement. Additional information on the proposed Merger is included in the Form S-4/A filed by Callon with the SEC on October 4, 2019, our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, the definitive proxy statement filed by the Company with the SEC on October 9, 2019, and this Quarterly Report on Form 10-Q, including “Part II. Other Information—Item 1A. Risk Factors.”
2. Summary of Significant Accounting Policies
Basis of Presentation and Principles of Consolidation
The accompanying unaudited interim consolidated financial statements include the accounts of the Company after elimination of intercompany transactions and balances and have been prepared pursuant to the rules and regulations of the SEC and therefore do not include all disclosures required for financial statements prepared in conformity with accounting principles generally accepted in the U.S. (“GAAP”). In the opinion of management, these financial statements include all adjustments (consisting of normal recurring accruals and adjustments) necessary to present fairly, in all material respects, the Company’s interim financial position, results of operations and cash flows. However, the results of operations for the periods presented are not necessarily indicative of the results of operations that may be expected for the full year. Certain reclassifications have been made to prior period amounts to conform to the current period presentation. Such reclassifications had no material impact on prior period amounts.
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
The transaction price used to recognize revenue is a function of the contract billing terms. Revenue is invoiced by calendar month based on volumes at contractually based rates with payment typically required within 30 days of the end of the production month. At the end of each month when the performance obligation is satisfied, the variable consideration can be reasonably estimated and amounts due from customers are accrued in “Accounts receivable, net” in the consolidated balance sheets. As of September 30, 2019 and December 31, 2018, receivables from contracts with customers were $83.1 million and $77.1 million, respectively. Taxes assessed by governmental authorities on crude oil, NGL, and natural gas sales are presented separately from such revenues in the consolidated statements of operations.
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
On July 14, 2019, the Company entered into the Merger Agreement with Callon. See “Note 1. Nature of Operations” for details of the proposed Merger.
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

The results of operations for the Devon Acquisition have been included in the Company’s consolidated statements of income since the October 17, 2018 closing date, including total revenues and net income attributable to common shareholders for the three and nine months ended September 30, 2019 as shown in the table below:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In thousands)
Total revenues	$3,676	$12,394

Net Income Attributable to Common Shareholders	$1,962	$6,678

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
5. Property and Equipment, Net
As of September 30, 2019 and December 31, 2018, total property and equipment, net consisted of the following:

	September 30, 2019	December 31, 2018
	(In thousands)
Oil and gas properties, full cost method
Proved properties	$6,827,578	$6,278,321
Accumulated depreciation, depletion and amortization and impairments	(4,178,977)	(3,944,851)
Proved properties, net	2,648,601	2,333,470
Unproved properties, not being amortized
Unevaluated leasehold and seismic costs	567,294	608,830
Capitalized interest	82,053	65,003
Total unproved properties, not being amortized	649,347	673,833
Other property and equipment	31,129	29,191
Accumulated depreciation	(20,107)	(17,970)
Other property and equipment, net	11,022	11,221
Total property and equipment, net	$3,308,970	$3,018,524

Average depreciation, depletion and amortization (“DD&A”) per Boe of proved properties was $12.55 and $13.29 for the three months ended September 30, 2019 and 2018, respectively, and $13.02 and $13.57 for the nine months ended September 30, 2019 and 2018, respectively.
The Company capitalized internal costs of employee compensation and benefits, including stock-based compensation, directly associated with acquisition, exploration, and development activities totaling $3.9 million and $2.9 million for the three months ended September 30, 2019 and 2018, respectively, and $16.8 million and $15.6 million for the nine months ended September 30, 2019 and 2018, respectively.
Unproved properties, not being amortized, include unevaluated leasehold and seismic costs associated with specific unevaluated properties and related capitalized interest. The Company capitalized interest costs associated with its unproved properties totaling

$8.2 million and $8.5 million for the three months ended September 30, 2019 and 2018, respectively, and $25.8 million and $27.6 million for the nine months ended September 30, 2019 and 2018, respectively.
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

The table below presents the components of the Company’s lease costs for the three and nine months ended September 30, 2019.

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
	(In thousands)
Components of Lease Costs
Finance lease costs
Amortization of right-of-use assets (1)	$410	$1,194
Interest on lease liabilities (2)	110	386
Operating lease costs (3)	9,406	32,186
Short-term lease costs (4)	363	826
Variable lease costs (5)	104	256
Total lease costs	$10,393	$34,848

(1)	Included as a component of “Depletion, depreciation and amortization” in the consolidated statements of income.

(2)	Included as a component of “Interest expense, net” in the consolidated statements of income.

(3)
For the three and nine months ended September 30, 2019, approximately $6.5 million and $24.1 million are costs associated with drilling rigs and are capitalized to “Oil and gas properties” in the consolidated balance sheets and the other remaining operating lease costs are components of “General and administrative, net” and “Lease operating expense” in the consolidated statements of income.

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

The table below presents supplemental balance sheet information for the Company’s leases as of September 30, 2019.

September 30, 2019
(In thousands)
Leases
Operating leases:
Operating lease ROU assets	$55,873

Current operating lease liabilities	$30,301
Long-term operating lease liabilities	31,723
Total operating lease liabilities	$62,024

Financing leases:
Other property and equipment, at cost	$7,810
Accumulated depreciation	(5,580)
Other property and equipment, net	$2,230

Current financing lease liabilities (1)	$1,709
Long-term financing lease liabilities (2)	797
Total financing lease liabilities	$2,506

(1)	Included in “Other current liabilities” in the consolidated balance sheets.

(2)	Included in “Other long-term liabilities” in the consolidated balance sheets.

The table below presents supplemental cash flow information for the Company’s leases for the nine months ended September 30, 2019.

Nine Months Ended September 30, 2019
(In thousands)
Supplemental Cash Flow Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,782
Investing cash flows from operating leases	$29,460
Operating cash flows from financing leases	$386
Financing cash flows from financing leases	$1,324

ROU assets obtained in exchange for lease liabilities
Operating leases	$17,226
Financing leases	$1,082

The table below presents the weighted average remaining lease terms and weighted average discount rates for the Company’s leases as of September 30, 2019.

September 30, 2019
Weighted Average Remaining Lease Term (In years)
Operating leases	4.7 years
Financing leases	2.2 years

Weighted Average Discount Rate
Operating leases	8.0%
Financing leases	11.7%

The table below presents the maturity of the Company’s lease liabilities as of September 30, 2019.

	Operating Leases	Financing Leases
	(In thousands)
October - December 2019	$11,076	$556
2020	27,595	1,475
2021	7,933	275
2022	3,750	234
2023	3,680	233
2024 and Thereafter	21,590	39
Total lease payments	75,624	2,812
Less: Imputed interest	(13,600)	(306)
Total lease liabilities	$62,024	$2,506

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

The Company’s income tax (expense) benefit differed from the income tax (expense) benefit computed by applying the U.S. federal statutory corporate income tax rate of 21% for the three and nine months ended September 30, 2019 and 2018, to income before income taxes as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Income before income taxes	$114,278	$82,226	$196,030	$145,829
Income tax expense at the U.S. federal statutory rate	(23,998)	(17,267)	(41,166)	(30,624)
State income tax expense, net of U.S. federal income tax benefit	(887)	(881)	(1,513)	(1,687)
Tax deficiencies related to stock-based compensation	(558)	(10)	(2,672)	(2,552)
(Recapture) release of valuation allowance	(5,091)	—	172,632	—
Decrease in valuation allowance due to current period activity	25,348	17,400	44,621	33,849
Other	(791)	(122)	(783)	(668)
Income tax (expense) benefit	($5,977)	($880)	$171,119	($1,682)

Deferred Tax Asset Valuation Allowance
The deferred tax asset valuation allowance was $25.6 million and $242.9 million as of September 30, 2019 and December 31, 2018, respectively. Throughout 2018, the Company maintained a full valuation allowance against its deferred tax assets based on its conclusion, considering all available evidence (both positive and negative), that it was more likely than not that the deferred tax assets would not be realized. A significant item of objective negative evidence considered was the cumulative pre-tax loss incurred over the three-year period ended December 31, 2018, primarily due to impairments of proved oil and gas properties recognized in the first three quarters of 2016. At the end of each of the first three quarters of 2019, the Company has been in a cumulative three-year pre-tax income position, which, along with other positive evidence including projected future taxable income for the current and future years, supported the Company’s conclusion that it is more likely than not that the deferred tax assets would be realized. As such, the Company released $179.1 million of the valuation allowance during the first quarter of 2019. During the second and third quarters of 2019, the Company reduced the first quarter of 2019 valuation allowance release by $1.4 million and $5.1 million, respectively, as a result of updating the Company’s forecasted taxable income for 2019 bringing the cumulative release of the valuation allowance to $172.6 million. The reductions of the release of the valuation allowance in the second and third quarters of 2019 are recognized as decreases in deferred tax assets and increases in income tax expense, while the cumulative release of the valuation allowance for the nine months ended September 30, 2019 is recognized as an increase in deferred tax assets and an income tax benefit.
8. Long-Term Debt
Long-term debt consisted of the following as of September 30, 2019 and December 31, 2018:

	September 30, 2019	December 31, 2018
	(In thousands)
Senior Secured Revolving Credit Facility due 2022	$864,812	$744,431
6.25% Senior Notes due 2023	650,000	650,000
Unamortized debt issuance costs for 6.25% Senior Notes	(5,822)	(6,878)
8.25% Senior Notes due 2025	250,000	250,000
Unamortized debt issuance costs for 8.25% Senior Notes	(3,612)	(3,962)
Long-term debt	$1,755,378	$1,633,591

Senior Secured Revolving Credit Facility
The Company has a senior secured revolving credit facility with a syndicate of banks that, as of September 30, 2019, had a borrowing base of $1.35 billion, with an elected commitment amount of $1.25 billion, and borrowings outstanding of $864.8 million at a weighted average interest rate of 3.69%. The credit agreement governing the revolving credit facility provides for interest-only payments until May 4, 2022, when the credit agreement matures and any outstanding borrowings are due. The borrowing base under the credit agreement is subject to regular redeterminations in the spring and fall of each year, as well as special redeterminations described in the credit agreement, which in each case may reduce the amount of the borrowing base. The amount the Company is able to borrow with respect to the borrowing base is subject to compliance with the financial covenants and other provisions of the credit agreement. The capitalized terms which are not defined in this description of the revolving credit facility, shall have the meaning given to such terms in the credit agreement.

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

The Company is subject to certain covenants under the terms of the credit agreement, which include the maintenance of the following financial covenants determined as of the last day of each quarter: (1) a ratio of Total Debt to EBITDA of not more than 4.00 to 1.00 and (2) a Current Ratio of not less than 1.00 to 1.00. As defined in the credit agreement, Total Debt excludes debt issuance costs and is net of cash and cash equivalents, EBITDA is calculated based on the last four fiscal quarters after giving pro forma effect to EBITDA for material acquisitions and divestitures of oil and gas properties, and the Current Ratio includes an add back of the unused portion of lender commitments and excludes the Contingent ExL Consideration, which is described in “Note 13. Derivative Instruments.” As of September 30, 2019, the ratio of Total Debt to EBITDA was 2.54 to 1.00 and the Current Ratio was 2.01 to 1.00. Because the financial covenants are determined as of the last day of each quarter, the ratios can fluctuate significantly period to period as the level of borrowings outstanding under the credit agreement are impacted by the timing of cash flows from operations, capital expenditures, acquisitions and divestitures of oil and gas properties and securities offerings.
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
The table below sets forth a reconciliation of changes in the carrying amount of Preferred Stock for the nine months ended September 30, 2019 and 2018.

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Preferred Stock, beginning of period	$174,422	$214,262
Redemption of Preferred Stock	—	(42,897)
Accretion on Preferred Stock	2,503	2,264
Preferred Stock, end of period	$176,925	$173,629

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
At the Company’s annual meeting on May 16, 2019, the shareholders approved the proposal to amend and restate the 2017 Incentive Plan of Carrizo Oil & Gas, Inc. (the “A&R 2017 Incentive Plan”),which included an increase to the number of shares available for issuance under the A&R 2017 Incentive Plan. As of September 30, 2019, there were 3,189,979 shares of common stock available for grant under the A&R 2017 Incentive Plan assuming all future grants will be full value stock awards. The Company has not granted stock appreciation rights to be settled in shares of common stock and has no outstanding stock options. See “Note 11. Stock-Based Compensation” of the Notes to Consolidated Financial Statements in the 2018 Annual Report for details of the Company’s equity-based incentive plans.
Restricted Stock Awards and Units
The table below summarizes restricted stock award and unit activity for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019		2018
	Restricted Stock Awards and Units	Weighted Average Grant Date Fair Value	Restricted Stock Awards and Units	Weighted Average Grant Date Fair Value
Unvested, beginning of period	3,335,893	$13.94	2,211,173	$19.02
Granted	—	$—	43,007	$27.17
Vested	(64,657)	$14.76	(6,858)	$26.17
Forfeited	(25,288)	$13.08	(12,887)	$17.94
Unvested, end of period	3,245,948	$13.93	2,234,435	$19.14

	Nine Months Ended September 30,
	2019		2018
	Restricted Stock Awards and Units	Weighted Average Grant Date Fair Value	Restricted Stock Awards and Units	Weighted Average Grant Date Fair Value
Unvested, beginning of period	2,266,667	$19.28	1,482,655	$28.07
Granted	2,034,619	$11.06	1,391,422	$15.07
Vested	(969,630)	$20.50	(615,762)	$31.44
Forfeited	(85,708)	$13.12	(23,880)	$18.51
Unvested, end of period	3,245,948	$13.93	2,234,435	$19.14

There was no grant activity for the three months ended September 30, 2019. Grant activity for the nine months ended September 30, 2019 primarily consisted of restricted stock units to employees as part of the annual grant of long-term equity incentive awards that occurred in the first quarter of each of the years presented in the table above. These restricted stock units vest ratably over an approximate three-year period.
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
The aggregate fair value of restricted stock awards and units that vested during the three months ended September 30, 2019 and 2018 was $0.6 million and $0.2 million, respectively, and $11.1 million and $10.0 million for the nine months ended September 30, 2019 and 2018, respectively. As of September 30, 2019 and 2018, unrecognized compensation costs related to unvested restricted stock awards and units were $32.9 million and $26.8 million, respectively, to be recognized over a weighted average period of 2.0 years.

Cash SARs
There was no activity for Cash SARs for the three months ended September 30, 2019 and 2018. The table below summarizes the activity for Cash SARs for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019			2018
	Cash SARs	Weighted Average Exercise Prices	Weighted Average Remaining Life (In years)	Cash SARs	Weighted Average Exercise Prices	Weighted Average Remaining Life (In years)
Outstanding, beginning of period	1,330,924	$21.35		714,238	$27.12
Granted	770,775	$10.98		616,686	$14.67
Exercised	—	$—		—	$—
Forfeited	—	$—		—	$—
Expired	—	$—		—	$—
Outstanding, end of period	2,101,699	$17.55	4.6	1,330,924	$21.35	4.6
Vested, end of period	919,800	$24.34		543,018	$27.18
Vested and exercisable, end of period	—	$24.34	2.7	—	$27.18	2.8
Grant activity consisted of Cash SARs to certain employees as part of the annual grant of long-term equity incentive awards that occurred in the first quarter of each of the years presented in the table above. The Cash SARs granted in the first quarter of 2019 and 2018 vest ratably over an approximate three-year period and expire approximately seven years from the grant date.
The grant date fair value of the Cash SARs, calculated using the Black-Scholes-Merton option pricing model, was $4.6 million and $4.9 million for the nine months ended September 30, 2019 and 2018. The following table summarizes the assumptions used and the resulting grant date fair value of the Cash SARs granted during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Expected term (in years)	6.1	6.0
Expected volatility	56.0%	54.3%
Risk-free interest rate	2.6%	2.8%
Dividend yield	—%	—%
Grant date fair value per Cash SAR	$6.00	$7.89

The aggregate intrinsic value of Cash SARs outstanding as of September 30, 2019 and 2018 was zero and $6.5 million, respectively, while the aggregate intrinsic value of Cash SARs vested and exercisable as of September 30, 2019 and 2018 was zero for each period. As of September 30, 2019 and December 31, 2018, the liabilities for Cash SARs were $2.0 million and $1.8 million, all of which was classified as “Other current liabilities,” in the respective consolidated balance sheets. As of September 30, 2019 and 2018, unrecognized compensation costs related to unvested Cash SARs were $3.6 million and $8.7 million, respectively, to be recognized over a weighted average period of 2.2 years and 2.4 years, respectively.

Performance Shares
There was no performance share activity for the three months ended September 30, 2019 and 2018. The table below summarizes performance share activity for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
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
The following table presents the results of the Company’s final TSR ranking during the performance periods that ended during the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018
Target performance shares granted	41,651	56,517
Multiplier	75%	88%
Performance shares vested	31,244	49,458
Performance shares that did not vest	10,407	7,059
Aggregate fair value of performance shares vested (In millions)	$0.4	$0.8

For the nine months ended September 30, 2019 and 2018, the grant date fair value of the performance shares, calculated using a Monte Carlo simulation, was $1.9 million and $1.8 million, respectively. The following table summarizes the assumptions used and the resulting grant date fair value per performance share for the grant activity during the nine months ended September 30, 2019:

	Nine Months Ended September 30,
	2019	2018
Number of simulations	500,000	500,000
Expected term (in years)	3.1	3.0
Expected volatility	58.2%	61.5%
Risk-free interest rate	2.5%	2.4%
Dividend yield	—%	—%
Grant date fair value per performance share	$14.20	$19.09

As of September 30, 2019 and 2018, unrecognized compensation costs related to unvested performance shares were $2.6 million and $2.5 million, respectively, to be recognized over a weighted average period of 1.9 years and 2.0 years, respectively.

Stock-Based Compensation Expense, Net
Stock-based compensation expense associated with restricted stock awards and units, Cash SARs, and performance shares, net of amounts capitalized, is included in “General and administrative, net” in the consolidated statements of income. The Company recognized the following stock-based compensation expense, net for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Restricted stock awards and units	$5,047	$4,487	$15,228	$14,291
Cash SARs	(130)	(868)	204	3,505
Performance shares	441	411	1,312	1,374
	5,358	4,030	16,744	19,170
Less: amounts capitalized to oil and gas properties	(1,635)	(968)	(5,052)	(5,384)
Total stock-based compensation expense, net	$3,723	$3,062	$11,692	$13,786

12. Net Income Attributable to Common Shareholders Per Common Share
The following table summarizes the calculation of net income attributable to common shareholders per common share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands, except per share amounts)
Net Income	$108,301	$81,346	$367,149	$144,147
Dividends on preferred stock	(4,474)	(4,457)	(13,286)	(13,794)
Accretion on preferred stock	(869)	(771)	(2,503)	(2,264)
Loss on redemption of preferred stock	—	—	—	(7,133)
Net Income Attributable to Common Shareholders	$102,958	$76,118	$351,360	$120,956

Basic weighted average common shares outstanding	92,561	86,727	92,269	83,461
Dilutive effect of restricted stock and performance shares	201	1,272	356	967
Dilutive effect of common stock warrants	—	1,040	—	793
Diluted weighted average common shares outstanding	92,762	89,039	92,625	85,221

Net Income Attributable to Common Shareholders Per Common Share
Basic	$1.11	$0.88	$3.81	$1.45
Diluted	$1.11	$0.85	$3.79	$1.42

The computation of diluted net income attributable to common shareholders per common share excluded restricted stock, performance shares and common stock warrants that were anti-dilutive. The following table presents the weighted average anti-dilutive securities for the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Anti-dilutive restricted stock and performance shares	3,080	—	2,570	5
Anti-dilutive common stock warrants	2,750	—	2,750	—
Total weighted average anti-dilutive securities	5,830	—	5,320	5

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
Sold call options are settled based on differences between the ceiling price and the settlement price of a referenced index. If the settlement price of the referenced index is above the ceiling price, the Company pays the difference to the counterparty. If the settlement price of the referenced index is below the ceiling price, no payments are due to or from either party. Premiums from the sale of call options have been used to enhance the fixed price of certain contemporaneously executed price swaps as well as to enhance the ceiling price of certain contemporaneously executed three-way collars. Purchased call options executed contemporaneously with sold call options in order to increase the ceiling price of existing sold call options have been presented on a net basis in the table below.
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
The referenced index of the Company’s price swaps, three-way collars, and sold call options is U.S. New York Mercantile Exchange (“NYMEX”) West Texas Intermediate (“WTI”) for crude oil and NYMEX Henry Hub for natural gas, as applicable. The index price the Company receives on its crude oil basis swaps is Argus WTI Cushing (“WTI Cushing”) plus or minus a fixed price differential and the index price it pays is Argus WTI Midland (“WTI Midland”). The index price the Company receives on its natural gas basis swaps is NYMEX Henry Hub minus a fixed price differential and the index price it pays is Platt’s Inside FERC West Texas Waha (“Waha”).
The Company has incurred premiums on certain of its commodity derivative instruments in order to obtain a higher floor price and/or higher ceiling price. Payment of these premiums are deferred until the applicable contracts settle on a monthly basis over the term of the contract or, in some cases, during the final 12 months of the contract and are referred to as deferred premium obligations.

As of September 30, 2019, the Company had the following outstanding commodity derivative instruments at weighted average contract volumes and prices:

Commodity	Period	Type of Contract	Index	Volumes (Bbls per day)	Fixed Price ($ per Bbl)	Sub-Floor Price ($ per Bbl)	Floor Price ($ per Bbl)	Ceiling Price ($ per Bbl)	Fixed Price Differential ($ per Bbl)
Crude oil	4Q19	Price Swaps	NYMEX WTI	5,000	$64.80	—	—	—	—
Crude oil	4Q19	Three-Way Collars	NYMEX WTI	27,000	—	$41.67	$50.96	$74.23	—
Crude oil	4Q19	Basis Swaps	WTI Midland-WTI Cushing	9,200	—	—	—	—	($4.64)
Crude oil	4Q19	Sold Call Options	NYMEX WTI	3,875	—	—	—	$81.07	—

Crude oil	2020	Price Swaps	NYMEX WTI	3,000	$55.06	—	—	—	—
Crude oil	2020	Three-Way Collars	NYMEX WTI	22,000	—	$45.34	$55.34	$65.16	—
Crude oil	2020	Basis Swaps	WTI Midland-WTI Cushing	10,658	—	—	—	—	($1.68)
Crude oil	2020	Sold Call Options	NYMEX WTI	4,575	—	—	—	$75.98	—

Crude oil	2021	Basis Swaps	WTI Midland-WTI Cushing	8,000	—	—	—	—	$0.18
Crude oil	2021	Sold Call Options	NYMEX WTI	8,220	—	—	—	$64.00	—

Commodity	Period	Type of Contract	Index	Volumes (MMBtu per day)	Fixed Price ($ per MMBtu)	Sub-Floor Price ($ per MMBtu)	Floor Price ($ per MMBtu)	Ceiling Price ($ per MMBtu)	Fixed Price Differential ($ per MMBtu)
Natural gas	4Q19	Basis Swaps	Waha-NYMEX Henry Hub	42,500	—	—	—	—	($1.30)
Natural gas	4Q19	Sold Call Options	NYMEX Henry Hub	33,000	—	—	—	$3.25	—

Natural gas	2020	Basis Swaps	Waha-NYMEX Henry Hub	29,541	—	—	—	—	($0.77)
Natural gas	2020	Sold Call Options	NYMEX Henry Hub	33,000	—	—	—	$3.50	—

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
Because each Lender Counterparty has an investment grade credit rating and the Company has obtained a guaranty from each Non-Lender Counterparty’s parent company which has an investment grade credit rating, the Company believes it does not have significant credit risk and accordingly does not currently require its counterparties to post collateral to support the net asset positions of its commodity derivative instruments. Although the Company does not currently anticipate nonperformance from its counterparties, it continually monitors the credit ratings of each Lender Counterparty and each Non-Lender Counterparty’s parent company. As of September 30, 2019, the Company has outstanding commodity derivative instruments with fifteen counterparties to minimize its credit exposure to any individual counterparty.
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

Derivative Assets and Liabilities
The derivative instrument asset and liability fair values recorded in the consolidated balance sheets as of September 30, 2019 and December 31, 2018 are summarized below:

	September 30, 2019
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
	(In thousands)
Commodity derivative instruments	$38,183	($15,341)	$22,842
Contingent Niobrara Consideration	3,592	—	3,592
Contingent Utica Consideration	4,691	—	4,691
Derivative assets	$46,466	($15,341)	$31,125
Commodity derivative instruments	14,158	(10,008)	4,150
Contingent Niobrara Consideration	1,076	—	1,076
Contingent Marcellus Consideration	343	—	343
Contingent Utica Consideration	1,384	—	1,384
Other long-term assets	$16,961	($10,008)	$6,953

Commodity derivative instruments	($17,385)	$9,555	($7,830)
Deferred premium obligations	(5,786)	5,786	—
Contingent ExL Consideration	(48,403)	—	(48,403)
Derivative liabilities-current	($71,574)	$15,341	($56,233)
Commodity derivative instruments	(9,849)	8,952	(897)
Deferred premium obligations	(1,056)	1,056	—
Contingent ExL Consideration	(11,657)	—	(11,657)
Other long-term liabilities	($22,562)	$10,008	($12,554)

	December 31, 2018
	Gross Amounts Recognized	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts Presented in the Consolidated Balance Sheets
	(In thousands)
Commodity derivative instruments	$50,406	($20,502)	$29,904
Contingent Niobrara Consideration	5,000	—	5,000
Contingent Utica Consideration	5,000	—	5,000
Derivative assets	$60,406	($20,502)	$39,904
Commodity derivative instruments	6,083	(4,236)	1,847
Contingent Niobrara Consideration	2,035	—	2,035
Contingent Marcellus Consideration	1,369	—	1,369
Contingent Utica Consideration	2,501	—	2,501
Other long-term assets	$11,988	($4,236)	$7,752

Commodity derivative instruments	($15,345)	$10,140	($5,205)
Deferred premium obligations	(10,362)	10,362	—
Contingent ExL Consideration	(50,000)	—	(50,000)
Derivative liabilities-current	($75,707)	$20,502	($55,205)
Commodity derivative instruments	(10,751)	518	(10,233)
Deferred premium obligations	(3,718)	3,718	—
Contingent ExL Consideration	(30,584)	—	(30,584)
Other long-term liabilities	($45,053)	$4,236	($40,817)

See “Note 14. Fair Value Measurements” for additional information regarding the fair value of the Company’s derivative instruments.

(Gain) loss on derivatives, net
The components of “(Gain) loss on derivatives, net” in the consolidated statements of income for the three and nine months ended September 30, 2019 and 2018 are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
(Gain) loss on derivatives, net
Crude oil	($28,223)	$43,664	$13,623	$126,612
NGL	—	5,086	(6)	9,885
Natural gas	(2,961)	(192)	(6,631)	(3,084)
Contingent ExL Consideration	(738)	9,990	29,476	26,420
Contingent Niobrara Consideration	279	(1,705)	(2,633)	(3,795)
Contingent Marcellus Consideration	107	215	1,026	890
Contingent Utica Consideration	(18)	(1,670)	(3,574)	(4,230)
(Gain) loss on derivatives, net	($31,554)	$55,388	$31,281	$152,698

Cash received (paid) for derivative settlements, net
There were no settlements of contingent consideration arrangements for the three months ended September 30, 2019. For the nine months ended September 30, 2019, the Company paid $50.0 million for the first annual settlement of the Contingent ExL Consideration and received $10.0 million for the first annual settlements of the Contingent Niobrara Consideration and the Contingent Utica Consideration as the specified pricing thresholds for fiscal year 2018 for each contingent consideration arrangement were exceeded. The cash paid and received for those contingent consideration settlements are classified as cash flows from financing activities as each of the settlements were less than their respective acquisition or divestiture date fair values. For the three and nine months ended September 30, 2018, there were no settlements of contingent consideration arrangements.
The components of “Cash paid for derivative settlements, net” and “Cash paid for settlements of contingent consideration arrangements, net” in the consolidated statements of cash flows for the three and nine months ended September 30, 2019 and 2018 are summarized below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cash Flows From Operating Activities	(In thousands)
Cash received (paid) for commodity derivative settlements, net
Crude oil	$904	($21,261)	($3,114)	($54,594)
NGL	—	(2,641)	623	(3,829)
Natural gas	66	245	1,691	785
Deferred premium obligations	(2,749)	(2,605)	(8,139)	(7,072)
Cash paid for commodity derivative settlements, net	($1,779)	($26,262)	($8,939)	($64,710)

Cash Flows From Financing Activities
Cash received (paid) for settlements of contingent consideration arrangements, net
Contingent ExL Consideration	$—	$—	($50,000)	$—
Contingent Niobrara Consideration	—	—	5,000	—
Contingent Utica Consideration	—	—	5,000	—
Cash paid for settlements of contingent consideration arrangements, net	$—	$—	($40,000)	$—

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
Assets and Liabilities Measured at Fair Value on a Recurring Basis
The following tables summarize the Company’s derivative instrument assets and liabilities measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018:

	September 30, 2019
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Commodity derivative instruments	$—	$26,992	$—
Contingent Niobrara Consideration	—	4,668	—
Contingent Marcellus Consideration	—	343	—
Contingent Utica Consideration	—	6,075	—

Liabilities
Commodity derivative instruments	$—	($8,727)	$—
Contingent ExL Consideration	—	(60,060)	—

	December 31, 2018
	Level 1	Level 2	Level 3
	(In thousands)
Assets
Commodity derivative instruments	$—	$31,751	$—
Contingent Niobrara Consideration	—	7,035	—
Contingent Marcellus Consideration	—	1,369	—
Contingent Utica Consideration	—	7,501	—

Liabilities
Commodity derivative instruments	$—	($15,438)	$—
Contingent ExL Consideration	—	(80,584)	—

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
The Company had no transfers into Level 1 and no transfers into or out of Level 2 for the nine months ended September 30, 2019.
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

	September 30, 2019		December 31, 2018
	Principal Amount	Fair Value	Principal Amount	Fair Value
	(In thousands)
6.25% Senior Notes due 2023	$650,000	$615,875	$650,000	$599,625
8.25% Senior Notes due 2025	250,000	244,375	250,000	244,375

15. Supplemental Cash Flow Information
Supplemental cash flow disclosures and non-cash investing and financing activities are presented below:

	Nine Months Ended September 30,
	2019	2018
	(In thousands)
Operating activities:
Cash paid for interest, net of amounts capitalized	$52,196	$44,644
Cash paid for income taxes	590	—

Investing activities:
Increase (decrease) in capital expenditure payables and accruals	($34,624)	$61,893

Supplemental non-cash investing activities:
Fair value of contingent consideration assets on date of divestiture	$—	($7,880)
Stock-based compensation expense capitalized to oil and gas properties	5,052	5,384
Asset retirement obligations capitalized to oil and gas properties	3,495	1,127

Supplemental non-cash financing activities:
Non-cash loss on extinguishment of debt, net	$—	$2,666

16. Subsequent Events
Commodity Derivative Instruments
In October 2019, the Company entered into the following commodity derivative instruments:

Commodity	Period	Type of Contract	Index	Volumes (MMBtu per day)	Fixed Price ($ per MMBtu)	Sub-Floor Price ($ per MMBtu)	Floor Price ($ per MMBtu)	Ceiling Price ($ per MMBtu)	Fixed Price Differential ($ per MMBtu)
Natural gas	1Q20	Basis Swaps	Waha-NYMEX Henry Hub	12,000	—	—	—	—	($1.36)
Natural gas	2Q20	Basis Swaps	Waha-NYMEX Henry Hub	14,000	—	—	—	—	($1.87)

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
General Overview
Recent Developments

•
On July 14, 2019, we entered into an Agreement and Plan of Merger (as amended, the “Merger Agreement”) with Callon Petroleum Company (“Callon”). Pursuant to the Merger Agreement, we will be merged with and into Callon, with Callon continuing as the surviving entity (the “Merger”). The closing of the Merger is expected to occur in the fourth quarter of 2019, subject to approvals from the common shareholders of Carrizo and Callon (for which special shareholder meetings are scheduled for November 14, 2019) and other conditions. Subject to the terms and conditions set forth in the Merger Agreement, upon closing of the Merger, each share of our common stock issued and outstanding immediately prior to the effective time of the Merger will automatically be converted into the right to receive 2.05 shares of Callon’s common stock. See “Note 1. Nature of Operations” and “Part II. Other Information—Item 1A. Risk Factors” for further discussion.

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
Third Quarter 2019 Highlights

•
Total production for the three months ended September 30, 2019 was 69,971 Boe/d, an increase of 8% from the three months ended September 30, 2018, primarily due to production from new wells in the Eagle Ford and Delaware Basin, partially offset by normal production decline.

•
Operated drilling and completion activity for the three months ended September 30, 2019, along with our drilled but uncompleted and producing wells as of September 30, 2019, are summarized in the table below.

	Three Months Ended September 30, 2019				September 30, 2019
	Drilled		Completed		Drilled But Uncompleted		Producing
Region	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Eagle Ford	11	8.8	15	14.9	16	12.7	611	549.8
Delaware Basin	7	5.7	7	5.9	10	8.0	102	88.9
Total	18	14.5	22	20.8	26	20.7	713	638.7

•	Drilling and completion expenditures for the third quarter of 2019 were $119.0 million, of which approximately 59% were in the Eagle Ford with the balance in the Delaware Basin.

•
We recorded net income attributable to common shareholders for the three months ended September 30, 2019 of $103.0 million, or $1.11 per diluted share, as compared to net income attributable to common shareholders for the three months ended September 30, 2018 of $76.1 million, or $0.85 per diluted share. The increase in net income attributable to common shareholders was driven primarily by a gain on derivatives, net of approximately $31.6 million during the third quarter of 2019 compared to a loss on derivatives, net of approximately $55.4 million during the third quarter of 2018, partially offset by an approximate $46.4 million decrease in total revenues, primarily as a result of a 22% decrease in the total average realized price for the three months ended September 30, 2019 compared to the three months ended September 30, 2018. See “—Results of Operations” below for further details.

Results of Operations
Comparison of Results Between The Three Months Ended September 30, 2019 and 2018 And The Nine Months Ended September 30, 2019 and 2018
Production volumes
The following table summarizes total production volumes and daily production volumes for the periods indicated:

	Three Months Ended September 30,		Amount Change Between Periods	Percent Change Between Periods	Nine Months Ended September 30,		Amount Change Between Periods	Percent Change Between Periods
	2019	2018			2019	2018
Total production volumes
Crude oil (MBbls)	4,194	3,755	439	12%	11,901	10,272	1,629	16%
NGLs (MBbls)	1,068	1,055	13	1%	2,909	2,648	261	10%
Natural gas (MMcf)	7,050	6,815	235	3%	19,065	16,996	2,069	12%
Total barrels of oil equivalent (MBoe)	6,437	5,946	491	8%	17,988	15,753	2,235	14%

Daily production volumes by product
Crude oil (Bbls/d)	45,587	40,813	4,774	12%	43,594	37,628	5,966	16%
NGLs (Bbls/d)	11,612	11,469	143	1%	10,654	9,699	955	10%
Natural gas (Mcf/d)	76,630	74,072	2,558	3%	69,836	62,258	7,578	12%
Total barrels of oil equivalent (Boe/d)	69,971	64,627	5,344	8%	65,887	57,703	8,184	14%

Daily production volumes by region (Boe/d)
Eagle Ford	42,946	39,024	3,922	10%	41,295	37,241	4,054	11%
Delaware Basin	27,025	25,577	1,448	6%	24,592	20,236	4,356	22%
Other	—	26	(26)	(100%)	—	226	(226)	(100%)
Total barrels of oil equivalent (Boe/d)	69,971	64,627	5,344	8%	65,887	57,703	8,184	14%
The increase in production volumes for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 is primarily due to production from new wells in the Eagle Ford and Delaware Basin, partially offset by normal production decline.
Average realized prices and revenues
The following table summarizes average realized prices and revenues for the periods indicated:

	Three Months Ended September 30,		Amount Change Between Periods	Percent Change Between Periods	Nine Months Ended September 30,		Amount Change Between Periods	Percent Change Between Periods
	2019	2018			2019	2018
Average realized prices
Crude oil ($ per Bbl)	$56.31	$67.78	($11.47)	(17%)	$57.48	$66.13	($8.65)	(13%)
NGLs ($ per Bbl)	12.01	32.04	(20.03)	(63%)	15.06	27.18	(12.12)	(45%)
Natural gas ($ per Mcf)	1.14	2.21	(1.07)	(48%)	1.42	2.44	(1.02)	(42%)
Total average realized price ($ per Boe)	$39.92	$51.02	($11.10)	(22%)	$41.97	$50.32	($8.35)	(17%)

Revenues (In thousands)
Crude oil	$236,153	$254,525	($18,372)	(7%)	$684,109	$679,242	$4,867	1%
NGLs	12,824	33,798	(20,974)	(62%)	43,820	71,969	(28,149)	(39%)
Natural gas	8,017	15,052	(7,035)	(47%)	27,072	41,417	(14,345)	(35%)
Total revenues	$256,994	$303,375	($46,381)	(15%)	$755,001	$792,628	($37,627)	(5%)
The decrease in revenues for the three and nine months ended September 30, 2019 compared to the same periods in 2018 is primarily due to lower crude oil, NGL, and natural gas prices, partially offset by higher crude oil and natural gas production.

Lease operating expense
The following table summarizes lease operating expense for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	(In thousands, except per Boe amounts)
	Amount	Per Boe	Amount	Per Boe	Amount	Per Boe	Amount	Per Boe
Lease operating expense	$45,213	$7.02	$41,022	$6.90	$131,758	$7.32	$115,446	$7.33
The increase in lease operating expenses for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 is primarily due to costs associated with increased production and increased workover costs principally on wells acquired in the Devon Acquisition. The increase in lease operating expense per Boe for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 is primarily due to the workover costs described above partially offset by increased crude oil production. Lease operating expense per Boe for the nine months ended September 30, 2019 remained relatively flat compared to the nine months ended September 30, 2018.
Production and ad valorem taxes
The following table summarizes production and ad valorem taxes for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	(In thousands, except % of revenues amounts)
	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues	Amount	% of Revenues
Production and ad valorem taxes	$14,549	5.7%	$17,104	5.6%	$47,236	6.3%	$45,779	5.8%
The decrease in production and ad valorem taxes for the three months ended September 30, 2019, compared to the same period in 2018 is primarily due to lower than expected ad valorem tax rates during the third quarter of 2019. The increase in production and ad valorem taxes as a percent of revenues is primarily due to lower total revenues as a result of a 22% decrease in the average realized price for the three months ended September 30, 2019 compared to the three months ended September 30, 2018.
The increase in production and ad valorem taxes for the nine months ended September 30, 2019 compared to the same period in 2018 is primarily due to increased ad valorem taxes as a result of new wells drilled in the Eagle Ford and Delaware Basin. The increase in production and ad valorem taxes as a percent of revenues is primarily due to lower total revenues as a result of a 17% decrease in the average realized price for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
Depreciation, depletion and amortization
The following table sets forth the components of our depreciation, depletion and amortization (“DD&A”) expense for the periods indicated:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	(In thousands, except per Boe amounts)
	Amount	Per Boe	Amount	Per Boe	Amount	Per Boe	Amount	Per Boe
DD&A of proved oil and gas properties	$80,774	$12.55	$79,051	$13.29	$234,126	$13.02	$213,727	$13.57
Depreciation of other property and equipment	716	0.11	607	0.10	2,138	0.12	1,801	0.11
Amortization of other assets	197	0.03	102	0.02	615	0.03	476	0.03
Accretion of asset retirement obligations	508	0.08	348	0.06	1,404	0.08	1,001	0.06
DD&A	$82,195	$12.77	$80,108	$13.47	$238,283	$13.25	$217,005	$13.78
DD&A expense for the three and nine months ended September 30, 2019 increased $2.1 million and $21.3 million, respectively, compared to the three and nine months ended September 30, 2018. The increase in DD&A expense is attributable to increased production, partially offset by the decrease in the DD&A rate per Boe. The decrease in the DD&A rate per Boe is due primarily to an increased proportion of proved oil and gas reserves in the Delaware Basin which carry a lower DD&A rate per Boe as compared to our proved oil and gas reserves in the Eagle Ford, as well as decreased future development costs in the Eagle Ford and Delaware Basin subsequent to September 30, 2018.

General and administrative expense, net
The following table summarizes general and administrative expense, net for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
General and administrative expense, net	$13,467	$12,811	$55,500	$58,368
The increase in general and administrative expense, net for the three months ended September 30, 2019 was primarily due to an increase in stock-based compensation expense, net as a result of a smaller decrease in the fair value of Cash SARs for the three months ended September 30, 2019 as compared to the same period in 2018.
The decrease in general and administrative expense, net for the nine months ended September 30, 2019 was primarily due to lower annual bonuses awarded in the first quarter of 2019 as compared to the first quarter of 2018 as well as a decrease in stock-based compensation expense, net as a result of a smaller increase in the fair value of Cash SARs for the nine months ended September 30, 2019 as compared to the same period in 2018.
(Gain) loss on derivatives, net
The following table sets forth the components of our loss on derivatives, net for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Crude oil derivative instruments	($28,223)	$43,664	$13,623	$126,612
NGL derivative instruments	—	5,086	(6)	9,885
Natural gas derivative instruments	(2,961)	(192)	(6,631)	(3,084)
Contingent consideration arrangements	(370)	6,830	24,295	19,285
(Gain) loss on derivatives, net	($31,554)	$55,388	$31,281	$152,698
The gain on derivatives, net for the three months ended September 30, 2019 was primarily due to the downward shift in the futures curve of forecasted crude oil prices from July 1, 2019 to September 30, 2019 on crude oil derivative instruments outstanding at the beginning of the third quarter of 2019 as well as the execution of new crude oil derivative instruments during the third quarter of 2019.
The loss on derivatives, net for the three months ended September 30, 2018 was primarily due to the upward shift in the futures curve of forecasted crude oil and NGL prices from July 1, 2018 to September 30, 2018 on crude oil and NGL derivative instruments outstanding at the beginning of the third quarter of 2018 and on our Contingent ExL Consideration as well as the execution of new crude oil derivative instruments during the third quarter of 2018.
The loss on derivatives, net for the nine months ended September 30, 2019 was primarily due to the upward shift in the futures curve of forecasted crude oil prices from January 1, 2019 to September 30, 2019 on crude oil derivative instruments outstanding at the beginning of 2019 and on our Contingent ExL Consideration, partially offset by new crude oil and natural gas derivative instruments executed during 2019.
The loss on derivatives, net for the nine months ended September 30, 2018 was primarily due to the upward shift in the futures curve of forecasted crude oil and NGL prices from January 1, 2018 to September 30, 2018 on crude oil and NGL derivative instruments outstanding at the beginning of 2018 and on our Contingent ExL Consideration as well as the execution of new crude oil derivative instruments during 2018, partially offset by the downward shift in the futures curve of forecasted natural gas prices from January 1, 2018 to September 30, 2018 on natural gas derivative instruments outstanding at the beginning of 2018.

Interest expense, net
The following table sets forth the components of our interest expense, net for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(In thousands)
Interest expense on Senior Notes	$15,313	$17,750	$45,938	$57,003
Interest expense on revolving credit facility	9,536	5,092	28,749	13,741
Amortization of premiums and debt issuance costs	994	956	2,913	2,996
Other interest expense	119	124	402	394
Interest capitalized	(8,241)	(8,516)	(25,806)	(27,612)
Interest expense, net	$17,721	$15,406	$52,196	$46,522
The increase in interest expense, net for the three and nine months ended September 30, 2019 compared to the three and nine months ended September 30, 2018 is primarily due to increased borrowings and associated interest expense on our revolving credit facility as well as the decrease in capitalized interest as a result of a lower weighted average interest rate driven by the higher proportion of borrowings on our revolving credit facility, which carries a lower interest rate than the Senior Notes. These increases were partially offset by reduced interest expense as a result of the redemptions of the 7.50% Senior Notes in the first and fourth quarters of 2018.
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
Income taxes and deferred tax assets valuation allowance
During the first quarter of 2019, we concluded that it was more likely than not that our deferred tax assets would be realized and released a portion of the valuation allowance, which was reflected in our consolidated statements of income as an income tax benefit. However, for the three months ended September 30, 2019, we recognized income tax expense of $6.0 million, of which $5.1 million was as a result of changes to the forecasted timing of release of the valuation allowance related to current period activity. For the nine months ended September 30, 2019, we have released $172.6 million of the valuation allowance which is reflected in our consolidated statements of income as an income tax benefit.
For the three and nine months ended September 30, 2018, we recognized income tax expense of $0.9 million and $1.7 million, respectively. The income tax expense for each period was significantly lower than the statutory rate as a result of maintaining a full valuation allowance against our deferred tax assets based on our conclusion that it was more likely than not that the deferred tax assets would not be realized.
Dividends on preferred stock
For both the three months ended September 30, 2019 and 2018, we declared, and paid in cash, dividends of $4.5 million.
For the nine months ended September 30, 2019 and 2018, we declared, and paid in cash, dividends of $13.3 million and $13.8 million, respectively.
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
Liquidity and Capital Resources
See “Note 1. Nature of Operations” and “Part II. Other Information—Item 1A. Risk Factors” for discussion regarding the proposed merger of Carrizo with Callon. The Merger Agreement includes restrictions on our ability to take certain actions that, among other things, may affect the matters discussed below in “—Liquidity and Capital Resources.”
2019 DC&I Capital Expenditures Plan and Funding Strategy. Our 2019 DC&I capital expenditure plan as approved by our board of directors remains unchanged at $525.0 million to $575.0 million. While we do not plan to provide or update guidance and long-

term outlook information regarding our results of operations during the pendency of the merger, as mentioned above in “—General Overview—Recent Developments”, we continue to expect our 2019 DC&I capital expenditures to be below the midpoint of the approved range. We currently intend to finance the remainder of our 2019 DC&I capital expenditure plan primarily from the sources described below under “—Sources and Uses of Cash.” Our capital program could vary depending upon various factors, including, but not limited to, the availability of drilling rigs and completion crews, the cost of completion services, acquisitions and divestitures of oil and gas properties, land and industry partner issues, our available cash flow and financing, success of drilling programs, weather delays, commodity prices, market conditions, the acquisition of leases with drilling commitments and other factors. The following is a summary of our capital expenditures for the three and nine months ended September 30, 2019:

	Three Months Ended			Nine Months Ended
	March 31, 2019	June 30, 2019	September 30, 2019	September 30, 2019
	(In thousands)
DC&I
Eagle Ford	$134,275	$86,514	$69,682	$290,471
Delaware Basin	80,390	44,567	49,354	174,311
Other	52	28	—	80
Total DC&I	214,717	131,109	119,036	464,862
Leasehold and seismic	9,107	3,606	4,041	16,754
Total capital expenditures (1)	$223,824	$134,715	$123,077	$481,616

(1)	Capital expenditures exclude acquisitions of oil and gas properties, capitalized general and administrative expense, capitalized interest expense and asset retirement costs.
Sources and Uses of Cash. Our primary use of cash is related to our DC&I capital expenditures and, to a lesser extent, our leasehold and seismic capital expenditures. For the three and nine months ended September 30, 2019, we funded our capital expenditures primarily with cash provided by operations and borrowings under our revolving credit facility. Potential sources of future liquidity include the following:

•
Cash provided by operations. Cash flows from operations are highly dependent on crude oil prices. As such, we hedge a portion of our forecasted production to reduce our exposure to commodity price volatility in order to achieve a more predictable level of cash flows.

•
Borrowings under revolving credit facility. As of October 31, 2019, our revolving credit facility had a borrowing base of $1.35 billion, with an elected commitment amount of $1.25 billion, with $875.8 million of borrowings outstanding. The amount we are able to borrow is subject to compliance with the financial covenants and other provisions of the credit agreement governing our revolving credit facility.

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

Overview of Cash Flow Activities. Net cash provided by operating activities was $478.0 million and $465.3 million for the nine months ended September 30, 2019 and 2018, respectively. The increase was driven primarily by a decrease in the net cash paid for derivative settlements, partially offset by a decrease in revenues as a result of lower crude oil and NGL prices.
Net cash used in investing activities was $543.0 million and $309.0 million for the nine months ended September 30, 2019 and 2018, respectively. The change was primarily due to the proceeds we received in the first quarter of 2018 related to the divestitures in Eagle Ford and Niobrara, partially offset by a decrease in cash paid for capital expenditures.
Net cash provided by financing activities was $65.0 million for the nine months ended September 30, 2019 compared to net cash used in financing activities for the nine months ended September 30, 2018 of $163.5 million. The change was primarily due to payments for the redemptions of our 7.50% Senior Notes and Preferred Stock during the first quarter of 2018, partially offset by increased borrowings, net of repayments under our revolving credit facility for the nine months ended September 30, 2019 as well as net cash payments for settlements of contingent consideration arrangements in January 2019.

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

As of October 31, 2019, we had the following outstanding commodity derivative instruments at weighted average contract volumes and prices:

Commodity	Period	Type of Contract	Index	Volumes (Bbls per day)	Fixed Price ($ per Bbl)	Sub-Floor Price ($ per Bbl)	Floor Price ($ per Bbl)	Ceiling Price ($ per Bbl)	Fixed Price Differential ($ per Bbl)
Crude oil	4Q19	Price Swaps	NYMEX WTI	5,000	$64.80	—	—	—	—
Crude oil	4Q19	Three-Way Collars	NYMEX WTI	27,000	—	$41.67	$50.96	$74.23	—
Crude oil	4Q19	Basis Swaps	WTI Midland-WTI Cushing	9,200	—	—	—	—	($4.64)
Crude oil	4Q19	Sold Call Options	NYMEX WTI	3,875	—	—	—	$81.07	—

Crude oil	2020	Price Swaps	NYMEX WTI	3,000	$55.06	—	—	—	—
Crude oil	2020	Three-Way Collars	NYMEX WTI	22,000	—	$45.34	$55.34	$65.16	—
Crude oil	2020	Basis Swaps	WTI Midland-WTI Cushing	10,658	—	—	—	—	($1.68)
Crude oil	2020	Sold Call Options	NYMEX WTI	4,575	—	—	—	$75.98	—

Crude oil	2021	Basis Swaps	WTI Midland-WTI Cushing	8,000	—	—	—	—	$0.18
Crude oil	2021	Sold Call Options	NYMEX WTI	8,220	—	—	—	$64.00	—

Commodity	Period	Type of Contract	Index	Volumes (MMBtu per day)	Fixed Price ($ per MMBtu)	Sub-Floor Price ($ per MMBtu)	Floor Price ($ per MMBtu)	Ceiling Price ($ per MMBtu)	Fixed Price Differential ($ per MMBtu)
Natural gas	4Q19	Basis Swaps	Waha-NYMEX Henry Hub	42,500	—	—	—	—	($1.30)
Natural gas	4Q19	Sold Call Options	NYMEX Henry Hub	33,000	—	—	—	$3.25	—

Natural gas	2020	Basis Swaps	Waha-NYMEX Henry Hub	36,005	—	—	—	—	($0.93)
Natural gas	2020	Sold Call Options	NYMEX Henry Hub	33,000	—	—	—	$3.50	—
If cash flows from operations and borrowings under our revolving credit facility and the other sources of cash described under “—Sources and Uses of Cash” are insufficient to fund our remaining 2019 DC&I capital expenditures, we may need to reduce our capital expenditures or seek other financing alternatives. We may not be able to obtain financing needed in the future on terms that would be acceptable to us, or at all. If we cannot obtain adequate financing, we may be required to limit or defer a portion of our remaining 2019 DC&I capital expenditures, thereby potentially adversely affecting the recoverability and ultimate value of our oil and gas properties.

Contractual Obligations
The following table sets forth estimates of our contractual obligations as of September 30, 2019 (in thousands):

	October - December 2019	2020	2021	2022	2023	2024 and Thereafter	Total
Long-term debt (1)	$—	$—	$—	$864,812	$650,000	$250,000	$1,764,812
Cash interest on senior notes (2)	20,313	61,250	61,250	61,250	40,938	41,250	286,251
Cash interest and commitment fees on revolving credit facility (3)	8,458	33,832	33,832	11,654	—	—	87,776
Operating leases - other (4)	2,452	10,235	7,021	3,750	3,680	21,590	48,728
Operating leases - drilling rig contracts (5)	8,624	17,360	912	—	—	—	26,896
Delivery commitments (6)	958	2,807	2,487	30	7	19	6,308
Produced water disposal commitments (7)	3,207	12,813	12,839	12,894	2,412	—	44,165
Asset retirement obligations and other (8)	1,399	3,741	917	499	441	22,081	29,078
Total Contractual Obligations	$45,411	$142,038	$119,258	$954,889	$697,478	$334,940	$2,294,014

(1)
Long-term debt consists of the principal amounts of the 6.25% Senior Notes due 2023, the 8.25% Senior Notes due 2025, and borrowings outstanding under our revolving credit facility which matures in 2022.

(2)	Cash interest on senior notes includes cash payments for interest on the 6.25% Senior Notes due 2023 and the 8.25% Senior Notes due 2025.

(3)
Cash interest on our revolving credit facility was calculated using the weighted average interest rate of the outstanding borrowings under the revolving credit facility as of September 30, 2019 of 3.69%. Commitment fees on our revolving credit facility were calculated based on the unused portion of lender commitments as of September 30, 2019, at the applicable commitment fee rate of 0.500%.

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

(8)
Asset retirement obligations and other are based on estimates and assumptions that affect the reported amounts as of September 30, 2019. Certain of such estimates and assumptions are inherently unpredictable and will differ from actual results.

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
The table below presents various pricing scenarios to demonstrate the sensitivity of our September 30, 2019 cost center ceiling to changes in the 12-month average benchmark crude oil and natural gas prices underlying the average realized prices for sales of crude oil, NGLs, and natural gas on the first calendar day of each month during the 12-month period prior to the end of the current quarter (“12-Month Average Realized Price”). The sensitivity analysis is as of September 30, 2019 and, accordingly, does not consider drilling and completion activity, acquisitions or divestitures of oil and gas properties, production, changes in crude oil and natural gas prices, and changes in development and operating costs occurring subsequent to September 30, 2019 that may require revisions to estimates of proved reserves.

	12-Month Average Realized Prices		Excess of cost center ceiling over net book value, less related deferred income taxes	Increase (decrease) of cost center ceiling over net book value, less related deferred income taxes
Full Cost Pool Scenarios	Crude Oil ($/Bbl)	Natural Gas ($/Mcf)	(In millions)	(In millions)
September 30, 2019 Actual	$55.90	$1.39	$758

Crude Oil and Natural Gas Price Sensitivity
Crude Oil and Natural Gas +10%	$61.67	$1.69	$1,290	$532
Crude Oil and Natural Gas -10%	$50.23	$1.11	$110	($648)

Crude Oil Price Sensitivity
Crude Oil +10%	$61.67	$1.39	$1,235	$477
Crude Oil -10%	$50.23	$1.39	$165	($593)

Natural Gas Price Sensitivity
Natural Gas +10%	$55.90	$1.69	$812	$54
Natural Gas -10%	$55.90	$1.11	$704	($54)
The 12-Month Average Realized Price of crude oil, which is the commodity price that our cost center ceiling is most sensitive to, was $55.90 as of September 30, 2019, a decrease of approximately 6% when compared to the 12-Month Average Realized Price of crude oil as of June 30, 2019 of $59.23. We currently estimate that the 12-Month Average Realized Price of crude oil as of December 31, 2019 will be $55.78, which is based on the average realized price for sales of crude oil on the first calendar day of each month for the first 10 months and an estimate for the eleventh and twelfth months based on a quoted forward price. Utilizing this estimated 12-Month Average Realized Price, we estimate that the fourth quarter of 2019 cost center ceiling will exceed the net book value, less related deferred income taxes, resulting in no impairment of proved oil and gas properties.
This estimate assumes that all other inputs and assumptions are as of September 30, 2019, other than the price of crude oil, and remain unchanged. As such, drilling and completion activity, acquisitions or dispositions of oil and gas properties, production, and changes in development and operating costs occurring subsequent to September 30, 2019 may require revisions to estimates of proved reserves, which would impact the calculation of the cost center ceiling.
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
For the year ended December 31, 2018, we maintained a full valuation allowance against our deferred tax assets based on our conclusion, considering all available evidence (both positive and negative), that it was more likely than not that the deferred tax assets would not be realized. A significant item of objective negative evidence considered was the cumulative pre-tax loss incurred over the three-year period ended December 31, 2018, primarily due to impairments of proved oil and gas properties recognized in the first three quarters of 2016, which limited our ability to consider subjective positive evidence, such as its projections of future taxable income. However, at the end of each of the first three quarters of 2019, we are in a cumulative pre-tax income position. Based on this factor, as well as other positive evidence including projected future taxable income for the current and future years, we concluded that it is more likely than not that the deferred tax assets would be realized. As a result, we have released $172.6 million of the federal valuation allowance through September 30, 2019, which was recognized as an income tax benefit.

We currently anticipate that the remaining federal valuation allowance will be released by December 31, 2019.
As of September 30, 2019, we have estimated U.S. federal net operating loss carryforwards of $909.4 million that, if not utilized in earlier periods, will expire between 2026 and 2037. Our ability to utilize these U.S. loss carryforwards to reduce future taxable income is subject to various limitations under the Internal Revenue Code of 1986, as amended (the “Code”). The utilization of such carryforwards may be limited upon the occurrence of certain ownership changes, including the purchase or sale of stock by 5% shareholders and the offering of stock by us during any three-year period resulting in an aggregate change of more than 50% in our beneficial ownership. In the event of an ownership change, Section 382 of the Code imposes an annual limitation on the amount of our taxable income that can be offset by these carryforwards. The limitation is generally equal to the product of (a) the fair market value of our equity multiplied by (b) a percentage approximately equivalent to the yield on long-term tax exempt bonds during the month in which an ownership change occurs. In addition, the limitation is increased if there are recognized built-in gains during any post-change year, but only to the extent of any net unrealized built-in gains inherent in the assets sold.
Due to the issuance of the Preferred Stock and the common stock offering associated with the ExL Acquisition in 2017, as well as the common stock offering in August 2018, our calculated ownership change percentage increased. However, as of September 30, 2019, we do not believe we have a Section 382 limitation on the ability to utilize our U.S. loss carryforwards. Future equity transactions involving us or 5% shareholders of us (including, potentially, relatively small transactions and transactions beyond our control) could cause further ownership changes and therefore a limitation on the annual utilization of the U.S. loss carryforwards. See “Risk Factors—Risks Relating to Callon after Completion of the Merger—The transactions in connection with the merger could trigger a limitation on the utilization of the historic U.S. net operating loss carryforwards of Callon and Carrizo” in our definitive proxy statement filed with the SEC on October 9, 2019 for our special shareholder meeting to be held on November 14, 2019.
Recently Adopted and Recently Issued Accounting Pronouncements
See “Note 2. Summary of Significant Accounting Policies” for discussion of the pronouncements we recently adopted.
Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements concerning our intentions, expectations, projections, assessments of risks, estimations, beliefs, plans or predictions for the future, objectives, goals, strategies, future events or performance and underlying assumptions and other statements that are not historical facts. These statements are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements include, among others, statements regarding:

•	our growth strategies;

•	our ability to explore for and develop oil and gas resources successfully and economically;

•	our estimates and forecasts of the timing, number, profitability and other results of wells we expect to drill and other exploration activities;

•	our estimates, guidance and forecasts, including those regarding timing and levels of production;

•	changes in working capital requirements, reserves, and acreage;

•	the use of commodity derivative instruments to mitigate the effects of commodity price volatility for a portion of our forecasted sales of production;

•	anticipated trends in our business;

•	availability of pipeline connections and water disposal on economic terms;

•	effects of competition on us;

•	our future results of operations;

•	profitability of drilling locations;

•	the expected timetable for completing the proposed Merger;

•	the results, effects, benefits, and synergies of the proposed Merger;

•	future opportunities for the combined company;

•	future financial performance and condition;

•	results of litigation;

•	guidance and any other statements regarding Callon’s or our future expectations, beliefs, plans, objectives, financial conditions, assumptions or future events or performance;

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
You generally can identify our forward-looking statements by the words “anticipate,” “believe,” budgeted,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “intend,” “may,” “objective,” “plan,” “potential,” “predict,” “projection,” “possible,” “scheduled,” “should,” “guidance” or other similar words. Such statements rely on assumptions and involve risks and uncertainties, many of which are beyond our control, including, but not limited to, failure to obtain the required votes of Callon’s or our shareholders to approve the Merger and related matters, whether any redemption of the Preferred Stock will be necessary or will occur prior to the closing of the Merger, the risk that a condition to closing of the proposed Merger may not be satisfied, that either party may terminate the merger agreement or that the closing of the proposed Merger might be delayed or not occur at all, potential adverse reactions or changes to business or employee relationships, including those resulting from the announcement or completion of the Merger, the diversion of management time on transaction-related issues, the ultimate timing, outcome and results of integrating the operations of Callon and Carrizo, the effects of the business combination of Callon and Carrizo, including the combined company’s future financial condition, results of operations, strategy and plans, the ability of the combined company to realize anticipated synergies in the time frame expected or at all, changes in capital markets and the ability of the combined company to finance operations in the manner expected, certain regulatory approvals of the Merger, the effects of commodity prices, and the risks of oil and gas activities, those relating to a worldwide economic downturn, availability of financing, our dependence on our exploratory drilling activities, the volatility of and changes in commodity prices, the need to replace reserves depleted by production, impairments of proved oil and gas properties, operating risks of oil and gas operations, our dependence on our key personnel, factors that affect our ability to manage our growth and achieve our business strategy, results, delays and uncertainties that may be encountered in drilling, development or production, interpretations and impact of oil and gas reserve estimation and disclosure requirements, activities and approvals of our partners and parties with whom we have alliances, technological changes, capital requirements, the timing and amount of borrowing base redeterminations and availability under our revolving credit facility, evaluations of us by lenders under our revolving credit facility, waivers or amendments under our revolving credit facility in connection with acquisitions, other actions by lenders and holders of our capital stock, the potential impact of government regulations, including current and proposed legislation and regulations related to hydraulic fracturing, oil and natural gas drilling, air emissions and climate change, regulatory determinations, litigation, competition, the uncertainty of reserve information and future net revenue estimates, failure to realize the anticipated benefits of an acquisition, market conditions and other factors affecting our ability to pay dividends on or redeem the Preferred Stock, integration and other acquisition risks, other factors affecting our ability to reach agreements or complete acquisitions or dispositions, actions by sellers and buyers, effects of purchase price adjustments, availability of equipment and crews, actions by midstream and other industry participants, weather, our ability to obtain permits and licenses, the results of audits and assessments, the failure to obtain certain bank and lease consents, the existence and resolution of title defects, new taxes, delays, costs and difficulties relating to our joint ventures, actions by joint venture parties, results of exploration activities, the availability, market conditions and completion of land acquisitions and dispositions, costs of oilfield services, completion and connection of wells, and other factors detailed in this Quarterly Report on Form 10-Q.

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
Some of the factors that could cause actual results to differ from those expressed or implied in forward-looking statements are described under “Part I. Item 1A. Risk Factors” and other sections of our 2018 Annual Report and in our other filings with the SEC, including under “Risk Factors” and other sections of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, our definitive proxy statement filed with the SEC on October 9, 2019 for our special shareholder meeting to be held on November 14, 2019 and this Quarterly Report on Form 10-Q. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual outcomes may vary materially from those indicated. All subsequent written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by reference to these risks and uncertainties. You should not place undue reliance on our forward-looking statements. Each forward-looking statement speaks only as of the date of the particular statement, and, except as required by law, we undertake no duty to update or revise any forward-looking statement.
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
The following tables set forth our crude oil, NGL, and natural gas revenues for the three and nine months ended September 30, 2019 as well as the impact on the crude oil, NGL, and natural gas revenues assuming a 10% increase and decrease in our average realized crude oil, NGL, and natural gas prices, excluding the impact of derivative settlements:

	Three Months Ended September 30, 2019
	Crude oil	NGLs	Natural gas	Total
	(In thousands)
Revenues	$236,153	$12,824	$8,017	$256,994

Impact of a 10% fluctuation in average realized prices	$23,616	$1,283	$804	$25,703

	Nine Months Ended September 30, 2019
	Crude oil	NGLs	Natural gas	Total
	(In thousands)
Revenues	$684,109	$43,820	$27,072	$755,001

Impact of a 10% fluctuation in average realized prices	$68,407	$4,381	$2,707	$75,495
We use commodity derivative instruments to mitigate the effects of commodity price volatility for a portion of our forecasted sales of production and achieve a more predictable level of cash flow. We do not enter into commodity derivative instruments for speculative purposes. As of September 30, 2019, our commodity derivative instruments consisted of price swaps, three-way collars, sold call options, and basis swaps. See “Note 13. Derivative Instruments” for further discussion of our commodity derivative instruments as of September 30, 2019.

The following tables set forth the cash received (paid) for commodity derivative settlements, net, excluding deferred premium obligations, for the three and nine months ended September 30, 2019 as well as the impact on the cash received (paid) for commodity derivative settlements, net assuming a 10% increase and decrease in the respective settlement prices:

	Three Months Ended September 30, 2019
	Crude oil	NGLs	Natural gas	Total
	(In thousands)
Cash received (paid) for commodity derivative settlements, net	$904	$—	$66	$970

Impact of a 10% increase in settlement prices	($4,429)	$—	$590	($3,839)
Impact of a 10% decrease in settlement prices	$6,938	$—	($590)	$6,348

	Nine Months Ended September 30, 2019
	Crude oil	NGLs	Natural gas	Total
	(In thousands)
Cash received (paid) for commodity derivative settlements, net	($3,114)	$623	$1,691	($800)

Impact of a 10% increase in settlement prices	($13,993)	($378)	$809	($13,562)
Impact of a 10% decrease in settlement prices	$19,364	$378	($872)	$18,870
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
There were no settlements of contingent consideration arrangements for the three months ended September 30, 2019. The following table sets forth the cash received (paid) for settlements of contingent consideration arrangements, net for the nine months ended September 30, 2019 as well as the impact that would have occurred on the cash received (paid) for settlements of contingent consideration arrangements, net assuming a 10% increase and decrease in the respective settlement prices:

	Nine Months Ended September 30, 2019
	Contingent ExL Consideration	Contingent Niobrara Consideration	Contingent Marcellus Consideration	Contingent Utica Consideration
	(In thousands)
Cash received (paid) for settlements of contingent consideration arrangements, net	($50,000)	$5,000	$—	$5,000

Impact of a 10% increase in settlement prices	$—	$—	$3,000	$—
Impact of a 10% decrease in settlement prices	$—	$—	$—	$—
The primary drivers of our commodity derivative instrument fair values are the underlying forward crude oil and natural gas price curves. The following table sets forth the average forward crude oil and natural gas price curves as of September 30, 2019 for each of the years in which we have commodity derivative instruments:

	2019	2020	2021
Crude oil:
NYMEX WTI	$54.62	$51.46	$50.04
WTI Midland-WTI Cushing	$0.57	$0.65	$0.67
Natural gas:
NYMEX Henry Hub	$2.42	$2.42	$2.45
Waha-NYMEX Henry Hub	($0.95)	($1.32)	($0.81)

The following table sets forth the fair values as of September 30, 2019 of our commodity derivative instruments, excluding deferred premium obligations, as well as the impact on the fair values assuming a 10% increase and decrease in the underlying forward crude oil and natural gas price curves that are shown above:

	Crude oil	NGLs	Natural gas	Total
	(In thousands)
Fair value (liability) asset as of September 30, 2019	$22,168	$—	$2,940	$25,108

Impact of a 10% increase in forward commodity prices	($40,311)	$—	$1,267	($39,044)
Impact of a 10% decrease in forward commodity prices	$33,800	$—	($1,374)	$32,426
The fair values of the contingent consideration arrangements were determined by a third-party valuation specialist using Monte Carlo simulations including significant inputs such as forward oil and gas price curves, volatility factors and risk adjusted discount rates. See “Note 14. Fair Value Measurements” for further discussion.
The following table sets forth the fair values of the contingent consideration arrangements as of September 30, 2019, as well as the impact on the fair values assuming a 10% increase and decrease in the underlying forward oil and gas price curves that are shown above:

	Contingent ExL Consideration	Contingent Niobrara Consideration	Contingent Marcellus Consideration	Contingent Utica Consideration
	(In thousands)
Potential (payment) receipt per year	($50,000)	$5,000	$3,000	$5,000
Maximum remaining potential (payment) receipt	($75,000)	$10,000	$6,000	$10,000

Fair value (liability) asset as of September 30, 2019	($60,060)	$4,668	$343	$6,075
Impact of a 10% increase in forward commodity prices	($2,872)	$1,424	$214	$691
Impact of a 10% decrease in forward commodity prices	$3,209	($1,929)	($160)	($1,003)
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
The following table sets forth the principal amount of our Senior Notes and the borrowings on our revolving credit facility outstanding as of September 30, 2019, as well as the associated weighted average interest rates, and the impact on our interest expense of a 1% increase or decrease in the interest rate on outstanding borrowings on our revolving credit facility:

	Revolving Credit Facility	Senior Notes
	(In thousands except for percentages)
September 30, 2019
Amount outstanding	$864,812	$900,000
Weighted average interest rate	3.69%	6.81%

Three Months Ended September 30, 2019
Impact of a 1% increase in interest rate	$2,291
Impact of a 1% decrease in interest rate	($2,291)

Nine Months Ended September 30, 2019
Impact of a 1% increase in interest rate	$6,710
Impact of a 1% decrease in interest rate	($6,710)
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer performed an evaluation of our disclosure controls and procedures, which have been designed to provide reasonable assurance that the information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. They concluded that the controls and procedures were effective as of September 30, 2019 to provide reasonable assurance that the information required to be disclosed by the Company in reports it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. While our disclosure controls and procedures provide reasonable assurance that the appropriate information will be available on a timely basis, this assurance is subject to limitations inherent in any control system, no matter how well it may be designed or administered.
Changes in Internal Controls. There was no change in our internal control over financial reporting during the quarter ended September 30, 2019 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Part II. Other Information
Item 1. Legal Proceedings
From time to time, the Company is party to certain legal actions and claims arising in the ordinary course of business. While the outcome of these events cannot be predicted with certainty, management does not currently expect these matters to have a materially adverse effect on the financial position or results of operations of the Company.
The following disclosure updates the legal proceeding set forth under the heading “Barrow-Shaver Litigation” in the 2018 Annual Report to reflect developments during the quarter ended September 30, 2019 and should be read together with the corresponding disclosure in the 2018 Annual Report.
On September 24, 2014 an unfavorable jury verdict was delivered against the Company in a case entitled Barrow-Shaver Resources Company v. Carrizo Oil & Gas, Inc. in the amount of $27.7 million. On January 5, 2015, the court entered a judgment awarding the verdict amount plus $2.9 million in attorneys’ fees plus pre-judgment interest. On January 31, 2017, the Twelfth Court of Appeals at Tyler, Texas reversed the trial court decision and rendered judgment in favor of the Company, declaring that the plaintiff take nothing on any of its claims. The plaintiff petitioned the Texas Supreme Court for review, which was granted.  Oral arguments before the Texas Supreme Court were held on December 4, 2018 and, on June 28, 2019, a majority decision was handed down affirming the Twelfth Court of Appeals ruling in favor of the Company. In August 2019, the plaintiff filed a motion for rehearing before the Texas Supreme Court.  The payment of damages per the original judgment was superseded by posting a bond in the amount of $25.0 million, which will remain outstanding pending resolution of the appeals process (which could take an extended period of time) or agreement of the parties.
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
Litigation Related to the Merger
On August 28, 2019, a purported shareholder of the Company filed an individual complaint in the United States District Court for the Southern District of New York, captioned John Andre v. Carrizo Oil & Gas, Inc. et al., Case No. 1:19-cv-08064-VM (the “Andre Action”). On September 4, 2019, a purported shareholder of the Company filed an individual complaint in the United States District Court for the Southern District of New York, captioned Ertan Barucic v. Carrizo Oil & Gas, Inc. et al., Case No. 1:19-cv-08185-VM (the “Barucic Action”). Also on September 4, 2019, a purported shareholder of the Company filed a complaint in a putative class action in the United States District Court for the Southern District of New York, captioned James Umland v. Carrizo Oil & Gas, Inc. et al., Case No. 1:19-cv-08224-VM (the “Umland Action”). On September 10, 2019, a purported shareholder of the Company filed a complaint in a putative class action in the United States District Court for the Southern District of Texas, captioned Ertan Barucic v. Carrizo Oil & Gas, Inc. et al., Case No. 4:19-cv-03405 (the “Barucic Class Action”). Also on September 10, 2019, a purported shareholder of the Company filed an individual complaint in the United States District Court for the Southern District of New York, captioned Murray Budd v. Carrizo Oil & Gas, Inc. et al., Case No. 1:19-cv-08391-VM (the “Budd Action”). On September 13, 2019, a purported shareholder of the Company filed an individual complaint in the United States District Court for the District of Delaware, captioned Mohammad Siddiqui v. Carrizo Oil & Gas, Inc. et al., Case No. 1:19-cv-01726-LPS (the “Siddiqui Action”).
On September 17, 2019, a purported shareholder of the Company filed an individual complaint in the United States District Court for the Southern District of New York, captioned Camille Sarrasin v. Carrizo Oil & Gas, Inc. et al., Case No. 1:19-cv-08633-VM (the “Sarrasin Action”). On September 18, 2019, a purported shareholder of the Company filed a complaint in a putative class action in the United States District Court for the Southern District of New York, captioned Carole Sawyer v. Carrizo Oil & Gas, Inc. et al., Case No. 1:19-cv-08677-VM (the “Sawyer Action”). On September 9, 2019, the Andre Action, the Barucic Action, the Umland Action, and the Budd Action were consolidated under the Andre Action, Case No. 1:19-cv-08064-VM. In addition, on September 20, 2019, the Andre Action, the Sarrasin Action, and the Sawyer Action were consolidated under the Andre Action, Case No. 1:19-cv-08064-VM (the “Consolidated Action”). The Barucic Class Action and the Consolidated Action allege that the preliminary joint proxy statement/prospectus, filed with the SEC on August 20, 2019, omits material information with respect to the Merger, rendering it false and misleading and thus that the Company and the directors of the Company violated Section 14(a) of the Exchange Act as well as Rule 14a-9 under the Exchange Act. The Barucic Class Action, the Siddiqui Action, and the Consolidated Action further allege that the directors of the Company violated Section 20(a) of the Exchange Act. The Barucic Class Action, the Siddiqui Action, and the Consolidated Action seek, among other things, to enjoin the transactions contemplated by the Merger Agreement unless the Company discloses the allegedly material information that was allegedly omitted from the preliminary joint proxy statement/prospectus, an award of damages, and an award of attorneys’ fees and expenses.
On August 28, 2019, a purported shareholder of the Company filed an individual complaint in the United States District Court for the District of Delaware, captioned Shiva Stein v. Carrizo Oil & Gas, Inc., Callon Petroleum Company et al., Case No. 1:19-cv-01599-LPS (the “Stein Action”). On September 3, 2019, a purported shareholder of the Company filed a complaint in a putative class action in the United States District Court for the District of Delaware, captioned Eric Sabatini v. Carrizo Oil & Gas, Inc., Callon Petroleum Company et al., Case No. 1:19-cv-01644-CFC (the “Sabatini Action”). On September 5, 2019, a purported shareholder of the Company filed a complaint in a putative class action in the United States District Court for the District of Delaware, captioned Manoj Fernandes v. Carrizo Oil & Gas, Inc., Callon Petroleum Company et al., Case No. 1:19-cv-01658-LPS (the “Fernandes Action”). The Stein Action, the Sabatini Action, and the Fernandes Action allege that the preliminary joint proxy statement/prospectus, filed with the SEC on August 20, 2019, omits material information with respect to the Merger, rendering it false and misleading and thus that the Company, Callon, and the directors of the Company violated Section 14(a) of the Exchange Act as well as Rule 14a-9 under the Exchange Act. The Stein Action, the Sabatini Action, and the Fernandes Action further allege that the directors of the Company and Callon violated Section 20(a) of the Exchange Act. The Stein Action, the Sabatini Action, and the Fernandes Action seek, among other things, to enjoin the transactions contemplated by the Merger Agreement unless the Company and Callon disclose the allegedly material information that was allegedly omitted from the preliminary joint proxy statement, an award of damages, and an award of attorneys’ fees and expenses.
The Company believes that the Consolidated Action, the Barucic Class Action, the Siddiqui Action, the Stein Action, the Sabatini Action, and the Fernandes Action are without merit and intends to vigorously defend them.
Item 1A. Risk Factors
There were no material changes to the factors discussed in “Part I. Item 1A. Risk Factors” in our 2018 Annual Report, the factors discussed in “Part II. Item 1A. Risk Factors” in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 and the risk factors related to us and the Merger in our definitive proxy statement filed with the SEC on October 9, 2019 for our special shareholder meeting to be held on November 14, 2019.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits
The following exhibits are required by Item 601 of Regulation S-K and are filed as part of this report:

Exhibit Number		Exhibit Description
†2.1
Amendment No. 1 to Agreement and Plan of Merger, dated as of August 19, 2019, by and between Callon Petroleum Company and Carrizo Oil & Gas, Inc. (incorporated herein by reference to Annex A of the Company’s definitive proxy statement filed on October 9, 2019).

*31.1	—	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*31.2	—	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*32.1	—	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*32.2	—	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*101.INS	—	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*101.SCH	—	Inline XBRL Taxonomy Extension Schema Document.
*101.CAL	—	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
*101.DEF	—	Inline XBRL Taxonomy Extension Definition Linkbase Document.
*101.LAB	—	Inline XBRL Taxonomy Extension Label Linkbase Document.
*101.PRE	—	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
*104		Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101).

†	Incorporated by reference as indicated.

*	Filed herewith.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Carrizo Oil & Gas, Inc. (Registrant)

Date:	November 5, 2019	By:	/s/ David L. Pitts
Vice President and Chief Financial Officer (Principal Financial Officer)

Date:	November 5, 2019	By:	/s/ Gregory F. Conaway
Vice President and Chief Accounting Officer (Principal Accounting Officer)